Form 10QSB
period 1996-03-31
GREG MANNING AUCTIONS INC
filed 1996-05-14
CIK 895516

Washington, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                   OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ________ to ________


Commission file number 1-11988


GREG MANNING AUCTIONS, INC.
(Exact name of Small Business Issuer as specified in its Charter)


       NEW YORK                                                22-2365834
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification No.)


       775 Passaic Avenue
       West Caldwell, New Jersey              07006
(Address of principal executive offices)     (Zip Code)


Issuer's telephone number, including area code:  (201) 882-0004

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes       X        No   _____

As of May 14, 1996, Issuer had 4,419,997 shares of its Common Stock outstanding.

     Transitional Small Business  Disclosure Format (check one): Yes ______ No X






                          GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

                Table of Contents                                    Page Number

        Consolidated Balance Sheet - March 31, 1996 (Unaudited)                3

        Consolidated Statements of Operations and Retained Earnings -          4
        Three months ended March 31, 1996 and 1995 (Unaudited)
        Nine months ended March 31, 1996 and 1995 (Unaudited)


        Consolidated Statements of Cash Flows -                                5
        Nine months ended March 31, 1996 and 1995 (Unaudited)

        Notes to Consolidated Financial Statements                             6
        as of March 31, 1996

Item 2. Management's Discussion and Analysis                                  10

                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheet
                                   (unaudited)
                                 March 31, 1996

                                     Assets

Current assets:
Cash and cash equivalents                                                          $           464,319
Accounts receivable
     Auctions receivable                                                                     5,795,117
     Advances to consignors                                                                  1,951,430
     Other receivables                                                                         104,372
Inventory                                                                                    4,225,423
Due from affiliate - CRM                                                                        33,291
Income tax receivable                                                                          362,241
Deferred tax asset                                                                              60,531
Prepaid expenses and deposits                                                                  381,120
                                                                                     -----------------
     Total current assets                                                                   13,377,844
Property and equipment, net                                                                    820,732
Goodwill                                                                                     1,824,506
Other assets                                                                                 1,142,945
                                                                                     =================
     Total assets                                                                    $      17,166,027
                                                                                     =================

                      Liabilities and Stockholders' Equity
Current liabilities:
Demand notes payable to bank                                                        $        4,510,000
Loans Payable - current portion                                                                144,958
Payable to third party consignors                                                            3,320,891
Accounts payable                                                                             1,757,730
Accrued expenses                                                                               129,853
Income taxes payable                                                                           164,508
                                                                                     -----------------
     Current liablities                                                                     10,027,940
Loans payable - long term portion                                                              344,441
                                                                                     -----------------
     Total liabilities                                                                      10,372,381
                                                                                     -----------------


Preferred Stock, $.01 par value. Authorized
     10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
     20,000,000 shares; 4,419,997 issued and outstanding                                        44,200
Additional paid in capital                                                                   6,865,823
Retained earnings                                                                            (116,377)
                                                                                     -----------------
     Total stockholders' equity                                                              6,793,646
                                                                                     -----------------
     Total liabilities and stockholders' equity                                      $      17,166,027
                                                                                     =================

                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
           Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)

                                                                  Three-month period               Nine-month period
                                                                   ended March 31,                  ended March 31,
                                                            ------------------------------   ------------------------------
                                                                1995            1996             1995            1996
                                                            --------------  --------------   --------------  --------------
Operating revenues
     Sales of merchandise                                    $   2,781,913   $   2,735,117    $   6,200,238   $   7,477,911
     Commissions from third parties                                726,967         611,754        1,954,062       1,874,218
     Commissions from affiliate - CRM                                1,867             417           16,054           2,102
                                                             --------------  --------------   --------------  --------------
                                                                 3,510,747       3,347,288        8,170,354       9,354,231
                                                             --------------  --------------   --------------  --------------
Operating expenses
     Cost of merchandise sold                                    2,083,093       2,289,016        4,621,696       6,152,515
     General and administrative                                  1,313,885       1,160,823        3,460,974       3,306,659
     Marketing                                                     117,610         173,127          552,894         434,144
                                                             --------------  --------------   --------------  --------------
                                                                 3,514,588       3,622,966        8,635,564       9,893,318
                                                             --------------  --------------   --------------  --------------
        Operating profit (loss)                                     (3,841)       (275,678)        (465,210)       (539,087)
Other income (expense)
     Interest and other income                                     141,836       1,039,823          302,420        1,289,358
     Interest expense                                             (103,280)       (150,128)        (302,096)        (414,086)
                                                             --------------  --------------   --------------   --------------
        Income (loss) before income taxes                           34,715         614,017         (464,886)         336,185

Provision (benefit) for income taxes                                17,516         244,859         (170,484)         140,447
                                                             --------------  --------------   --------------   --------------
     Net Income (loss)                                              17,199         369,158         (294,402)         195,738
Retained earnings., beginning of period                            203,439        (485,535)         515,040         (312,115)
                                                             --------------  --------------   --------------   --------------
Retained earnings, end of period                            $      220,638  $     (116,377)   $     220,638  $      (116,377)
                                                             ==============  ==============   ==============   ==============
Weighted average number of shares outstanding                    3,052,500       4,300,437        2,933,654        4,124,483
                                                             --------------  --------------   --------------   --------------
Earnings (loss) per common and common equivalent share      $          0.01      $    0.08           (0.10)             0.05
                                                             ==============  ==============   ==============   ==============

                 See accompanying notes to financial statements

                                 Consolidated Statements of Cash Flows
                                              (Unaudited)

                                                                                Nine-month period
                                                                                 ended March 31,
                                                                         --------------------------------
                                                                              1995            1996
Cash flows from operating activities:
     Net income (loss)                                                    $    (294,402)   $     195,738
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                           102,036          227,255
        Provision for bad debts                                                                   20,711
        Gain on sale of stock                                                                 (1,067,303)
        Changes in assets (increase) decrease:
            Auctions receivables                                                242,257        2,695,974
            Advances to consignors                                             (184,615)        (714,226)
            Other receivables                                                    39,040           (8,816)
            Inventory                                                          (844,096)      (1,444,896)
            Income tax receivable                                                                151,407
            Due from affiliate - CRM                                            514,407          (33,291)
            Prepaid expenses                                                   (115,227)          35,024
            Other assets                                                       (127,770)         135,233
        Changes in liabilities (decrease) increase
            Payable to third-party consignors                                   674,962       (2,376,832)
            Accounts payable                                                    279,245          799,469
            Accrued expenses and other liabilities                               30,479         (103,719)
                                                                         ---------------   --------------
     Net cash (used in) provided by operating activities:                       316,316       (1,488,272)
                                                                         ---------------   --------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                           (113,535)         (75,271)
     Additional goodwill                                                                         (64,708)
     Proceeds from sale of Americana division                                                     90,000
     Purchase of investment stock                                                               (460,000)
     Proceeds from sale of investment stock                                                    1,008,000
     Purchase of Harmer Rooke and Ivy & Mader                                   (20,302)
                                                                         ---------------   --------------
        Net cash used in investing activities                                  (133,837)         498,021
                                                                         ---------------   --------------
Net cash provided by (used in) financing activities:
     Repayment of loans payable                                                (293,959)        (447,203)
     Repayment of notes payable                                              (1,200,000)        (220,948)
     Net proceeds from issuance of stock                                        398,074        1,165,920
                                                                         ---------------   --------------
        Net cash provided by (used in) financing activities                  (1,095,885)         497,769
                                                                         ---------------   --------------
Net increase (decrease) in cash and cash equivalents                           (913,406)        (492,482)
Cash and cash equivalents at beginning of period                              1,305,774          956,801
                                                                         ===============   ==============
Cash and cash equivalents at end of period                                $     392,368   $      464,319
                                                                         ===============   ==============


                 See accompanying notes to financial statements

                          GREG MANNING AUCTIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 1996
                                  (Unaudited)

(1)  Organization, Business and Basis of Presentation

Greg Manning Auctions, Inc. together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. and Greg Manning Galleries, Inc. (collectively, the Company), is a public auctioneer of collectibles including rare stamps, stamp collections and stocks, and regularly conducts rare stamp auctions bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. In addition to stamps, the other collectibles auctioned by the Company include trading cards and sports memorabilia and other collectibles such as antiquities and rare coins. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail.

        The accompanying consolidated balance sheet as of March 31, 1996 and related consolidated statements of operations and retained earnings for the three and nine months ended March 31, 1996 and 1995 and consolidated statements of Cash Flows for the nine months ended March 31, 1996 and 1995 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission.

(2) Summary of Certain Significant Accounting Policies

Revenue Recognition

     Revenue is recognized by the Company when the rare stamps and collectibles are sold and is represented by a commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller.

        In addition to auction sales. the Company also sells via private treaty. This occurs when an owner of property arranges with the Company to sell such property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company, or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. In certain transactions, the Company may be requested to guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes as private treaty revenue an amount equal to a percentage of the sales price, or in the case of a guaranteed fixed price, the difference between the actual sales price and the guaranteed fixed price when the properties are sold.

                          GREG MANNING AUCTIONS, INC.

     Notes to Consolidated  Financial  Statements,  March 31, 1996 (Unaudited) -
                                   Continued


     The Company also sells its own inventory at auction, wholesale and retail. Revenue with respect to these transactions is recognized at the time of the sale and is billable.

     The Company does not provide any guarantee with respect to the authenticity of property offered for sale at auction. Each lot is sold as genuine and as described by the Company in the catalog. However, when, in the opinion of a competent authority mutually acceptable to the Company and the purchaser, a lot is declared otherwise, the purchase price will be refunded in full if the lot is returned to the Company within a specified period. In such event, the Company will return such lot to the consignor before a settlement payment has been made to such consignor for such lot. To date, returns have not been material. Large collections are generally sold on an "as is" basis.

Principles of Consolidation

        The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Business Segment

     The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:


                                         For the nine months ended
                                                March 31                         Percentages
                                         1996            1995                  1996       1995
Aggregate Sales                          $19,622,303     $17,875,918           100%       100%
                                         =====================================================
   By source:
      A. Auction                         $12,144,394    $11,608,470            62%        65%
      B. Sales of inventory                7,477,909      6,165,397            38%        34%
      C. Private treaty                                     102,051                        1%
                                         ----------------------------------------------------
   By market:
      A. Philatelics                     $16,572,926   $ 14,559,931            84%        81%
      B. Sports collectibles                 520,631        649,623             3%         4%
      C. Other collectibles                2,528,746      2,666,364            13%        15%
                                         ----------------------------------------------------

Goodwill

     Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over forty years. Total accumulated amortization at March 31, 1996 was $115,782. The recoverability of goodwill is evaluated at each balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

                          GREG MANNING AUCTIONS, INC.

     Notes to Consolidated  Financial  Statements,  March 31, 1996 (Unaudited) -
                                   Continued

Earnings (loss) per common and common equivalent share

        Earnings (loss) per common and common equivalent share of the Company's Common Stock ("Common Stock") is computed using the weighted average number of common and common equivalent shares outstanding for each period. Primary and fully diluted earnings per share are the same for the three months and nine months ended March 31, 1996. Outstanding stock options and warrants for the nine months ended March 31, 1995 were excluded from earnings per common share computations because they are antidilutive.

(3) Inventories

        Inventories as of March 31, 1996 consisted of the following:

Stamps                    $ 3,187,045

Sports Cards and Sports
Memorabilia                   394,396

Antiquities                   643,982
                          -----------
                          $ 4,225,423
                          ===========

(4) Related-party Transactions

        The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM") which owned approximately 29.4%, as of March 31, 1996, of the Company's Common Stock. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the nine months ended March 31, 1996, such auction and private treaty sales (net of commission) were not material.

(5) Debt

     The Company is party to secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At March 31, 1996, borrowing under the revolving credit facility and term loan totaled $4,510,000 and $331,250 respectively. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. The Company believes that at March 31, 1996, it was in compliance with such guidelines.

                          GREG MANNING AUCTIONS, INC.

     Notes to Consolidated Financial Statements, December 31, 1995 (Unaudited) -
                                   Continued

(6)  Sale of Division

        On August 23, 1995, the Company and Galleries entered into various agreements with Charles G. Moore Americana, Ltd., pursuant to which Galleries sold to Moore Americana all of the assets of the Galleries' Americana Division. (Mr. Charles Moore was formerly the director of that division.) The purchase price for the Americana Division consisted of (i) $210,000, payable over approximately two years, commencing September 30, 1995, and (ii) the sale of inventory, at an amount equal to the "original cost value" of such inventory (or approximately $480,500), The inventory sale resulted in no gain or loss. The $210,000 purchase price was accounted for as a direct reduction of goodwill.

(7) Purchase of Investments

        In September, 1995 the Company acquired 13.1%, or 4,500,000 shares, of the outstanding common shares of Prime International Products, Inc.("PICK"), the parent company of Public Info/Comm Kiosk, Inc., which is primarily engaged in the business of issuing prepaid telephone cards. As of March 31, 1996 the Company owns 9.4%, or 4,112,289 shares of PICK. The stock is traded on the electronic bulletin board under the symbol "PRMF". The shares acquired by the Company are restricted shares and accordingly are subject to restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board is a member of the Board of PICK.

        In March, 1996 the Company acquired, for an aggregate purchase price of $200,000, 200,000 common shares of Internet Channel, Inc., which is engaged in the business of high speed Internet applications and overall expansion of Internet access. The shares acquired by the Company are restricted shares and accordingly are subject to restrictions on transferability. Internet Channel is not currently a reporting company under the Securities Exchange Act of 1934 and there is currently no public trading market for any of its shares of common stock.

(8)  Supplementary Cash Flow Information

        Following is a summary of supplementary cash flow information:

                       For the nine months ended March 31,

                                                                1995            1996
Interest paid                                                  $ 302,096       $ 414,086
Non cash investing and financing
        Additions to fixed assets under capital leases                           135,312
        Receivables from sale of division                                        120,000
        Sale of Prime stock                                                       81,704
        Leases canceled                                                           19,341

                           GREG MANNING AUCTIONS, INC.

     Notes to Consolidated Financial Statements, December 31, 1995 (Unaudited) -
                                   Continued


(9)  Subsequent Event

        At May 14, 1996, the Company is negotiating to enter into a definitive joint venture agreement with P.C.T. Prepaid Cellular Telephone Inc., a majority-owned subsidiary of PICK, pursuant to which the companies would work together to provide prepaid cellular telephone time and leased cellular telephones for a single up-front fee. It is anticipated that the Company, in an addition to providing capital, would provide sales and marketing services to the venture, which is expected to service seven states in the mid-Atlantic region and Washington, D.C.

        The proposed transaction is subject to various conditions and approvals, including the preparation of definitive documentation, and there can be no assurance that the venture will be consummated.

        As noted above, Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, is a member of the Board of PICK.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

GENERAL


        The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties). During the nine month period ended March 31, 1996, the Company earned a commission of 15% from the buyers in all markets except for sports cards which is a 10% premium.

        The Company's operating expenses consist of the cost of sales of the Company's inventory and such expenses directly incurred by the Company relating to general and administrative expenses and marketing expenses for the nine months ended March 31, 1996 and 1995. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 1995


     The Company recorded a decrease in revenues of $163,459 (5%), from $3,510,747 for the three months ended March 31, 1995 to $3,347,288 for the three months ended March 31, 1996. This decrease was primarily attributable to the decrease in revenues from the sale of the Company's inventories of $46,796 (2%) and commission revenue of $115,213 (16%) for the three month period ended March 31, 1996 compared to the prior year.

        OPERATING EXPENSES The Company's operating expenses totaled $1,333,950 exclusive of cost of merchandise sold, for the three months ended March 31, 1996, and represented a decrease of $97,545 (7%) from $1,431,495 for the three months ended March 31, 1995. The decrease in General and Administrative costs by the Company is due to both the sale of the Galleries' Americana Division, and the certain costs associated with it, and economies obtained in centralizing various operations into one location. Management feels that permanent cost containment can continue, which includes the reductions in marketing costs pertaining to auctions and generally better economies of scale.

     Interest expense increased by $46,848 in the three months ended March 31, 1996 compared to the three months ended March 31, 1995 primarily as a result of the higher average daily borrowings for the comparable period. The borrowing under the Company's secured revolving credit facility are utilized to support the operations of the Company, including the advances to consignors, auctions receivables and merchandise inventories.

     Gross margins on the sales of the Company's inventory decreased by $252,719 (36%) in the three months ended March 31, 1996 compared to the three months ended March 31, 1995. This decrease in margins was primarily attributable to the above mentioned decrease in the sales of merchandise and the reduction of gross margin percent from 25% for the three months ended March 31, 1995 to 16% for the three months ended March 31, 1996.

     Net Income: The Company recorded income before income taxes of $614,017 for the three months ended March 31, 1996 compared to $34,715 for the three months ended March 31, 1995. The increase in income was primarily due to a pretax gain from the sale of certain investment securities of $987,000, offset by the operating loss of $275,678 primarily caused by the reductions in gross margins as outlined above.

NINE MONTHS ENDED MARCH 31, 1996 COMPARED WITH THE NINE MONTHS ENDED MARCH 31, 1995


     The Company recorded an increase in revenues of $1,183,877 (14%) to $9,354,231 for the nine months ended March 31, 1996 as compared to revenues of $8,170,354 for the comparable period ended March 31, 1995. This increase was primarily attributable to the $1,277,673 (21%) increase in revenues from the sale of the Company's inventories to $7,477,911 for the nine months ended March 31, 1996 over the comparable period from the prior year.

OPERATING EXPENSES: The Company's total operating expenses exclusive of the cost of merchandise sold, was $3,740,803 for the nine months ended March 31, 1996 and represented a decrease of $273,065 (7%) from $4,013,868 for the nine months ended March 31, 1995. The decrease was mainly due to the decrease in marketing costs of $118,750 for the nine months ended March 31, 1996 compared the comparable period for the prior year. Further reductions in the general and administrative areas are anticipated in connection with ongoing cost containment programs.

     Interest expense increased by $111,990 for the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995 due to the effective borrowing rate during the nine months ended March 31, 1996 was approximately 15% higher than for the same period for the prior year. In addition, the borrowing requirements increased to support increased receivables and inventories have increased during the nine months ended March 31, 1996 compared to the nine months ended March 31, 1995.

     Gross margins on the sales of the Company's inventory declined by $252,846 (from 25% to 18%) for the nine months ended March 31, 1995 from the comparable nine month period ended March 31, 1995. The decline in gross margin percentages was partially offset by the increase in sales of inventory of as discussed above for the nine months ended March 31, 1996 compared to the prior year's comparable period.

     NET INCOME: The Company recorded income before income taxes of $336,185 for the nine months ended March 31, 1996 compared to loss before taxes of $464,886 for the nine months ended March 31, 1995. The increase in income was primarily due to a pretax gain from the sale of certain investment securities of $1,067,000, offset by the operating loss of $539,087 primarily caused by the reductions in gross margins as outlined above.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, the Company's working capital position was $3,349,904, compared to $2,144,596 as of June 30, 1995. This increase of $1,205,308 was primarily due to an increase in inventories purchased for future auctions ($1,444,896). This increase in inventories was offset by an increase in accounts payable of $799,469 during this same period. These items were the material cause of the negative cash flow from operating activities of $1,067,303.

     The Company experienced a positive cash flow from investing activities for the nine months ended March 31, 1996 of $498,021. This was primarily attributable to the sale of 360,000 shares of Prime International Products, Inc. ("PICK") for $1,008,000 after purchasing of 4,500,000 shares of PICK in the amount of $260,000 and 200,000 shares of Internet Channel, Inc. in the amount of $200,000.

        The Company experienced an increase in cash flow from financing activities for the nine months ended March 31, 1996 of $497,769. This was primarily attributable to the Company receiving net proceeds of $1,165,920 from the issuance of stock from the exercise of warrants associated with the November, 1994 Private Placement offering and the June, 1995 Regulation S offering. This was offset by the Company reducing certain debt in the amount of $668,151.

        At May 14, 1996, the Company is negotiating to enter into a definitive joint venture agreement with P.C.T. Prepaid Cellular Telephone, Inc. a majority-owned subsidiary of PICK, pursuant to which the companies would work together to provide prepaid cellular telephone time and leased cellular telephones for a single up-front fee. It is anticipated that the Company, in addition to providing capital, would provide sales and marketing services to the venture, which is expected to service seven states in the mid-Atlantic region and Washington, D.C. The proposed transaction is subject to various conditions and approvals, including the preparation of definitive documentation, and there can be no assurance that the venture will be consummated.

        The Company's need for liquidity and working capital is expected to increase if the above described venture is consumated or otherwise as a result of any other proposed business expansion activities. In addition to the need for such capital, and to enhance the Company's ability to offer cash advances to a larger number of potential consignors of property (which management believes is an important aspect of the marketing of an auction business), the Company will likely require additional working capital in the future in order to further expand its sports trading card and sports memorabilia auction business as well as to acquire collectibles for sale in the Company's business.

        Management believes that the Company's cash flow from ongoing operations supplemented by the Company's working capital credit facilities will be adequate to fund the Company's working capital requirements for the next 12 months. However, to complete any of the Company's proposed expansion activities or to make any significant acquisitions, the Company may consider exploring financing alternatives including increasing its working capital credit facilities or raising additional debt or equity capital.

        The decision to expand, the desired rate of expansion, and the areas of expansion will be determined by management and the Board of Directors only after careful consideration of all relevant factors, including the Company's financial resources and working capital needs, and needs to continue its growth and position in its core business area of stamp auctions.

        On November 4, 1994, in a private placement to certain "accredited" investors (the "Purchasers"), the Company sold 257,500 shares of its common stock at $2.00 per share. For the purchase price, each Purchaser also received a warrant to purchase, through May 3, 1996, one share of the Company's common stock at an exercise price of $2.25 per share subject to certain adjustments. In connection with the private placement, the Company also issued 45,063 warrants to the placement agents of such private placement, with each warrant entitling the holder to purchase, through November 4, 1999. a share of the Company's common stock at $2.80 per share subject to certain adjustments, Net proceeds to the Company of the private placement, after expenses, amounted to approximately $336,000. On March 22, 1995 the terms of the Purchaser Warrants were amended to lower the exercise price from $2.225 to $1.75 per share and to extend the exercise period by six months to May 3, 1996. As a result of the Regulation S offering referred to below, holders of Purchaser warrants were entitled to an adjustment in the exercise price of the Purchaser Warrants from $1.75 to $1.5528 and to an adjustment in the number of shares for which the Purchaser Warrants are exercisable from one share per Purchaser Warrant. The Company registered such shares and the shares underlying the Purchaser Warrants under the Securities Act of 1933, as amended. The Regulation S offering also resulted in a reduction of the exercise price of, and concomitant increase in the number of shares of Common Stock issuable under the warrants issued to the placement agents in the private placement.

     On June 29, 1995, the Company consummated an offshore offering for the sale of 500,000 units of its securities (The "Regulation S Offering"). For a purchase price of $1.50 per unit, each purchaser received one share of the Company's Common Stock and one warrant to purchase one share of common stock at $1.50 for two years from the date of issuance. The warrant contains standard antidilution provisions in case of recapitalization, consolidation or merger, and stock dividends or splits. Regulation S Offering was made solely to certain offshore investors in compliance with, and under the exemption to registration provided by, Regulation under the Securities Act of 1933. Net proceeds to the Company after expenses amounted to approximately $721,000. At March 31, 1996 all of these warrants had been exercised and the Company received an additional $750,000 in gross proceeds.

        As a result of the Regulation S Offering, certain adjustments were made to Callable Stock Purchase Warrants (the "Public Warrants") issued to the public in connection with the Company's May, 1993 initial public offering and the Unit Purchase Warrants issued to the underwriters in that offering. Holders of the Public Warrants were entitled to an adjustment in the exercise price of these Public Warrants from $3.475 to $2.7733 each and to an adjustment in the number of shares for which the warrants are exercisable from one share per Public Warrant to 1.24 shares each. Underwriters holding Unit Purchase Warrants were entitled to an adjustment in the exercise price of these units from $10.31 to $7.0893 each and to an adjustment in the number of units for which the warrants are exercisable from one unit per Unit Purchase Warrant to 1.45431 units each. Each Unit Purchase Warrant consists of two shares of the Company's common stock, $.01 par value per share and two Callable Stock Purchase Warrants, each to purchase one share of Common Stock.

        In February 1996, the Company issued to an individual in a private placement a warrant to purchase, at any time prior to March 1, 1997, 400,000 shares of the Company's Common Stock at an exercise price of $4.00 per share.
The purchase price for the warrant was $100,000, which was paid in full in April, 1996. Upon request of the investor, the Company has agreed to register the shares of Common Stock underlying the warrant under the Securities Act of 1933, as amended, the cost of which (other than allocable overhead) will be borne by the investor.

        Proceeds from the future exercise of the above warrants will be used to fund the Company's working capital requirements.

                          GREG MANNING AUCTIONS, INC.

                          Part II - OTHER INFORMATION




Item 1. Legal Proceedings

                None

Item 2. Changes in Securities

                None

Item 3. Defaults Upon Senior Securities

                None

Item 4. Submission of Matters to a Vote of Security Holders

                None

Item 5. Other Information.

                None

Item 6. Exhibits and Reports on Form 8-k.

                (a) Exhibits

                        27  Financial Data Schedule

                (b) Reports on form 8-k

                        None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                           GREG MANNING AUCTIONS, INC.



Dated:  May 14, 1996

                           By:    Greg Manning
                                  Chairman and Chief Executive Officer



                           By:    Daniel Kaplan
                                  Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit                                      Page Number in Sequentially
No.            Description                   Numbered Copy
- -------        ------------------------      ----------------------------
27             Financial Data Schedule