Form 10KSB/A
period 1995-06-30
GREG MANNING AUCTIONS INC
filed 1996-08-29
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                 FORM 10-KSB/A-2

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the fiscal year ended June 30, 1995
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to

        Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

New York                                   22-2365834
(State or Other Jurisdiction of         (I.R.S. Employer
Incorporation or Organization)          Identification No.)

 775 Passaic Avenue
 West Caldwell, New Jersey                    07006
(Address of Principal Executive Offices)   (Zip code)

Registrant's telephone number, including area code:  (201) 882-0004

     Securities  registered  pursuant to Section  12(b) of the Act:

                                                  Name of Each Exchange on
Title of each class                               Which  Registered
- --------------------------------------------------------------------------
Common Stock,  $.01 par value                     The Nasdaq Stock Market
                                                  Boston Stock Exchange


Warrants to purchase Common Stock               The Nasdaq Stock Market
                                                  Boston Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:  None

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Transitional Small Business Disclosure Format (Check One): Yes No X




              THE REMAINDER OF THIS PAGE WAS PURPOSELY LEFT BLANK

                                     PART I.

Item 1. DESCRIPTION OF BUSINESS

GENERAL

     Greg Manning Auctions, Inc. (the "Company") was founded by Greg Manning, its Chairman and Chief Executive Officer, who has conducted public auctions of rare stamps, stamp collections and stocks since 1966. The Company believes, based on its knowledge of the market, that it is one of the largest auction houses of rare stamps in the world (although there is no publicly available data with respect to stamp auction sales). In addition to stamps, the Company has expanded its business to include other types of collectibles and similar items, such as "Antiquities" collectibles and, to a lesser extent, sports-related collectibles and rare autographs and documents, and the reproduction and marketing of replicas of certain historical items.

     The Company conducts its operations directly and through several subsidiaries and affiliates. Greg Manning Auctions, Inc. ("GMA") and Ivy Shreve & Mader Philatelic (now known as Ivy & Mader) ("Ivy & Mader"), a wholly-owned subsidiary which was acquired by the Company on September 17, 1993, are engaged in the stamp and stamp-related auction business. Since 1991, the Company has also conducted auctions of sports trading cards and, to a lesser degree, sports memorabilia.

     Greg Manning Galleries, Inc. ("Galleries"), a wholly-owned subsidiary of the Company which does business as Harmer Rooke Galleries, conducts an auction business primarily in Antiquities, which includes stoneware, pottery, glassware and coins originating from the Middle East, Greece and Asia and dating from approximately 2000 BC, as well as pre-Columbian artifacts such as figurines, pottery and stoneware dating from approximately 600 AD. Until August 1995 (when the division was sold), Galleries also operated a division involving "Americana" collectibles, which are more limited in variety and include stoneware, art, pottery, glassware, memorabilia and similar items of American origin. Galleries entered into these areas through its acquisition, in June 1994, of substantially all of the assets (and the assumption of certain of the liabilities) of Harmer Rooke Numismatists, Ltd. From August 1993 through June 1994, the Company had operated under a license agreement with Harmer Rooke Numismatists, Ltd.

     In addition to auctions, which is the Company's primary method of sale, the Company enters into "private treaty" transactions in which owners of collectibles arrange to have their property sold to third-parties in privately negotiated transactions. The Company also purchases collectibles for sale for its own account.

     The Company seeks to provide the highest quality service and personal attention to its clients. The Company's longevity in its core business of rare stamps, stamp collection and stock auctions has enabled it to develop an international network of clients, both dealers and collectors, buyers and sellers, who use the Company's services on a consistent basis. The Company believes that its extensive auction and marketing experience in the rare stamp markets can be applied and utilized in other areas of the collectibles business. As a result, the Company expanded by taking advantage of such opportunities through its acquisition of Ivy & Mader and the assets of Harmer Rooke. In addition, in September 1995, the Company made an investment in a company engaged in the business of issuing prepaid telephone cards, which the Company believes will enable it to take advantage of the increasing collector (as well as user) interest in telephone cards, and may offer the Company the opportunity at a later date to become directly involved in the prepaid telephone card auction business. See "Recent Expansion", "Future Planned Expansion" and "Management's Discussion and Analysis", below.

     The Company completed two securities offerings during its most recent fiscal year, the first of which involved a private placement to certain "accredited" investors and the second of which involved an offering to certain offshore investors. See "Market for Common Equity and Related Stockholder Matters", below.

Philately (Greg Manning Auctions, Inc. / Ivy & Mader Philatelic Auctions, Inc.)

     Philately, often referred to as stamp collecting, has grown steadily during the twentieth century. The stamp market is currently worldwide and modern telecommunications have facilitated the development of an international network of dealers and collectors who interact regularly to pursue their interest in philately.

     Transactions in the stamp industry are generally effected through thousands of dealers and auction houses and directly between collectors or dealers.
Because the predominant participants in the long term philatelic markets are collectors and dealers, and not speculative investors, rare stamps have historically shown remarkable resilience, not only to stock market cycles, but to economic conditions in general. Even after substantial declines between 1981 and 1985 (which was caused by speculators' selling investment holdings following a significant rise in prices during the late 1970's due to speculative investor demand), prices in the rare stamp market stabilized in 1986 and 1987 and have remained fairly constant since that time.

     Rare stamp and stamp collection auctions are the Company's core business. As a leading philatelic auction house, the Company provides the full range of services necessary to facilitate the sale and purchase of stamp collections, dealer stocks, accumulations, sets and single rare stamps. The Company believes, based on its konwledgr of the market, that it is one of the world leaders in specialized auctions of stamp collections, dealer's stocks and accumulations (althouth there is no publicly available data with respect to stamp auction sales).

     The Company acquired all of the capital stock of Ivy, Shreve & Mader Philatelic Auctions, Inc., a privately held Texas corporation engaged in the business of selling high quality, single rare stamps at public auction for the last 13 years, on September 17, 1993. On April 11, 1994, the Company named Walter Mader as president, and changed the name of the company to Ivy & Mader Philatelic Auctions, Inc.

     Ivy & Mader holds auctions devoted primarily to the sale of high quality, single rare stamps. In contrast, GMA typically holds auctions in which each lot contains several thousand stamps. Ivy & Mader sells to a larger number of collectors, and the Company sells to a larger number of dealers. As with GMA, Ivy & Mader earns a commission, based on the hammer price at auction, of approximately 10% from the seller and 15% from the buyer (increased from 10% on July 1, 1994).

     Although Ivy & Mader offers potential consignors the opportunity to sell their rare stamps through auction, private treaty, or by outright purchase, the potential consignors for Ivy & Mader almost always decide to sell by public auction. The availability of working capital to make cash advances to the consignors is a major benefit to Ivy & Mader, as many of that firm's consignors request cash advances.

     As noted above, the Company believes that the combination of GMA with Ivy & Mader creates one of the world's largest combined philatelic auction houses, and provides a competitive advantage to the Company through the complementary nature of the two companies' distinct specialty areas. Because of the relative sophistication of the operations and computer support of the two firms, the Company believes that significant efficiencies may be obtained by combining the two systems, and taking the best features from both systems. The resulting operating system and computer related auction support system may be replicated many times over for use by other auction firms that are acquired or merged into the Company's combined operations.

     The Company's founder, Chairman and Chief Executive Officer, Greg Manning, has been in the business of buying and selling stamps full time since 1964 and began to conduct public stamp auctions in 1966. Mr. Manning is a member of numerous philatelic organizations throughout the world and is a regular columnist for Linn's Stamp News, the largest stamp publication in the United States.

ANTIQUITIES AND AMERICANA (GREG MANNING GALLERIES, INC)

     In August 1993, the Company entered into the area of Antiquities and Americana collectibles pursuant to a License Agreement with Harmer Rooke Numismatics, Ltd. In June 1994, the Company, through its wholly-owned subsidiary Galleries, exercised an option under the License Agreement to purchase all of the assets and assume certain liabilities of Harmer Rooke. After receiving credit for $500,000 in license fees paid, Galleries paid a nominal amount for the net assets of the company. Although the Company was operating under the name Harmer Rooke Galleries pursuant to the License Agreement and generally had other rights to the other intangibles of Harmer Rooke, this purchase permitted
Galleries to permanently hold auctions under the trade name Harmer Rooke Galleries and otherwise transact business under the Harmer Rooke Galleries trade name and other Harmer Rooke trade names without restriction.

     Operating under the trade name Harmer Rooke Galleries, during the year ended June 30, 1995, Galleries sold at auction both consigned property and inventory of the type and quality historically sold by Harmer Rooke. The Antiquities collectibles sold by Galleries include items originating from the Middle East, Greece and Asia and dating from approximately 2000 BC, as well as pre-Columbian artifacts such as figurines, pottery and stoneware dating from approximately 600 AD. The market for these types of collectibles is broad and diverse and includes customers both in the United States and from around the world. The Antiquities division represents approximately 50% of Galleries' sales. Management of the Company believes that its customer base for Antiquities collectibles offers a potential cross-over market for the sale of stamps and documents.

     The Company believes that its expansion into the market of the Antiquities collectibles through the use of the Harmer Rooke trade name, customers and reputation is important as these markets offer the Company a more diversified revenue stream, provide opportunities for growth not otherwise available to the Company and add to the broad base of collectibles expertise available to the Company for other business ventures.

     Until August 1995, Galleries also operated an Americana division (the "Americana Division") under the Harmer Rooke Galleries trade name. The Americana Division sold material of American origin, including stoneware, art, pottery, glassware and memorabilia. Because the Americana collectibles area involves a limited range of material and appeals to a fairly narrow and specialized customer base, management determined that it was in the Company's best interests to cease to be engaged in this field. Accordingly, on August 23, 1995, the
Company and Galleries entered into various agreements (collectively, the "Americana Agreements") with Charles G. Moore, Americana, Ltd. ("Moore Americana"), pursuant to which Galleries sold to Moore Americana all of the assets of the Americana Division. (Mr. Charles Moore was formerly the director of Galleries' Americana Division.) The purchase price for the Americana Division assets consisted of (i) $210,000, payable over approximately two years, commencing September 30, 1995, and (ii) with respect to the inventory, an amount equal to the "original cost value" of such inventory (or approximately
$480,500), payable over approximately one year commencing March 1, 1996. In connection with the transaction, Galleries was granted a first priority security interest in the inventory sold to Moore Americana. In addition, Mr. Charles Moore delivered to Galleries a personal guarantee of the obligations of Moore Americana under the Americana Agreements up to a maximum of $250,000. Pursuant to the Americana Agreements, all Americana consignments in the possession of or with respect to which Galleries was under contract at the date of the Americana Agreements were transferred to Moore Americana in September 1995 (subject to consignor approval). The Americana Agreements further provide that, for a period of three years from the date of the agreements (i) Galleries will use its best efforts to forward all potential consignments of Americana material to Moore Americana, and (ii) Moore Americana will use its best effort to forward all potential consignments and sales of non-Americana products (specifically, numismatic items, philatelic items, sports-related items as well as autograph books and documents and artifacts from past civilizations, among other things) to Galleries.

SPORTS TRADING CARDS AND SPORTS MEMORABILIA (GREG MANNING AUCTIONS, INC.)


     Recognizing the growing interest in sports trading cards and sports memorabilia, the Company broadened its business in November 1991 to include the sale of such sports collectibles. The sports collectibles industry is relatively new and immature, when compared to philately and certain other more traditional collectibles such as rare coins and antiquities. However, it has grown rapidly in recent years, with the emergence of price guides and hobby magazines, and appears to be continuing to experience increasing collector interest.

     Management believes that the Company can apply its expertise in the rare stamp auction business to facilitate continued expansion in its sports trading card and memorabilia auction business. The Company does not anticipate significant difficulty in obtaining desirable amounts of sports trading cards and sports memorabilia for sale, even though it will generally focus on pre-1980 manufactured cards, which are typically more scarce and expensive than more recent cards and memorabilia.

     The Company has also sought to expand into the area of documents and rare autographs and in September 1995 held an auction of these types of collectibles.

CLIENT SERVICES AND METHODS OF SALE FOR COLLECTIBLES OWNERS

     The Company's business depends on its ability to attract owners of collectibles who desire to sell their property at auction or by private treaty. The Company seeks to provide the highest quality service to such owners, providing them with an efficient and secure means by which to sell their property. The Company's ability to provide quality service to its clients on a consistent basis has enabled it to develop long-standing relationships with many professional dealers and collectors and to develop a reputation in the industry for client service. The Company enjoys repeat business and receives a substantial amount of business as a result of referrals. In addition to its industry reputation, the Company relies on advertising in trade publications to promote its services to potential clients, such as professional dealers, collectors, and estate administrators.

     The Company is able to offer most clients several options for the sale of their property. An owner desiring to sell property may choose to (1) consign it to the Company for sale at auction to the highest bidder, (2) place it with the Company under a private treaty for sale at a price negotiated by the Company with a buyer, or (3) sell it directly to the Company for a negotiated price. The Company has available to it a staff of experts who are knowledgeable in many areas of collectibles, and who are able to make reasonable estimates of the price at which an item may be expected to sell at auction or privately. The Company's experts can examine an owner's property and furnish a presale auction estimate, which represents the Company's opinion of the current value of the property based on recent selling prices of similar properties, and the quality, rarity, authenticity, physical condition and history of prior ownership of the subject item. These capabilities permit the Company to assist a client in deciding the appropriate method of sale.

     Generally, an owner desiring to use the Company's services to sell property at auction or by private treaty will deliver the property to the Company on a consignment basis, contracting with the Company to sell the property to the highest bidder. The Company and the consignor will enter into a written contract which sets forth the terms and conditions of the consignment with respect to settlement, commissions and cash advances, if any, and the determination of the authenticity of the property. The Company will hold consignment property until the next regularly scheduled auction sale, or if the sale is to be by private treaty, for no longer than six months. With respect to private treaty sales, if the consigned property is not sold within the agreed upon price parameters during such time, the Company will inform the owner of the situation and provide the owner with the following options: (a) continue for another period under a private treaty arrangement at the existing or at new price parameters, (b) consign the property for sale at the next auction, (c) sell the property outright to the Company at a price determined by the Company's experts, or (d) have the property returned.

     The Company's range of client services for owners also includes making necessary arrangements for the pick-up and transport of property (fully insured for loss or damage) to the Company's vault for storage and safe-keeping, and all matters relating to displaying and promoting the property to potential buyers. Certain aspects of these services are discussed in more detail in the following subsections.

AUCTION SALES

     The Company sells property primarily by public auction. Selling by auction generally provides owners the opportunity to realize the highest sales price available in the market, although there is always the inherent risk that the auction price may not be as high as a property owner expected or desired. At public auction, the Company generally earns a commission from the seller of 10% to 15% and a commission of 15% from the buyers. During the year ended June 30, 1995, the Company earned a commission from the buyers of 15% in all of the Company's markets, except it's auctions of sports collectibles.

     One key to reducing the risks associated with the auction process for property owners is achieving high levels of participation in the auctions by potential buyers. Through the use of print advertisements in Linn's Stamp News and other industry publications, the Company advertises its stamp auctions to potential purchasers. For sports trading card and memorabilia auctions, the Company advertises in Sports Collectors Digest and other major trade publications. For other collectibles, the Company advertises in The Maine Antique Digest, Minerva and other similar trade publications. In addition to advertisements, the Company promotes each auction through advance distribution of a catalogue for that auction to customers on the mailing lists of the Company and to potential customers who respond to the Company's advertisements and appearances at trade shows. Each catalogue describes and often depicts the items to be sold at auction, contains the Company's estimates of prices to be realized for each item, and depending on the market, may be produced in full color.

     Auctions are generally open to public bidding and, in an effort to increase international participation at auctions, the Company has facilities for bidding by mail and facsimile, which may be done prior to auction. Thus, although the Company's auctions take place primarily in New York and New Jersey, purchasers and sellers throughout the world are able to participate at the auctions.

     The Company manages three types of auctions: (1) live auctions; (2) absentee auctions; and (3) telephone auctions. The type of auction utilized for each sale is determined in advance of such auction, and the decision on which type of auction to use is made based on a variety of factors including the type of property to be sold, the market into which the property will be sold, the size of the auction, and other factors. In each type of auction, a catalogue or list of lots is mailed and otherwise distributed to all interested customers in order to facilitate the bidding process by providing descriptions of each lot by lot number.

     In a live auction, bidders may bid in person or by telephone on each lot as presented in the order shown in the catalogue at the time and date of the auction. Before the auction, bidders may bid by lot as shown in the catalogue and communicate such bids to the Company by mail, fax or by telephone. At the auction, the auctioneer typically opens the bidding at levels based on bids received prior to auction. The property being auctioned is sold to the highest bidder, whether such bid was received before the auction or at the time of sale, and such highest bidder must pay the hammer price, the applicable buyer's premium and applicable sales tax. The auctioneer regulates the bidding and reserves the right to refuse any bid believed by him not to be made in good faith.

     In an absentee auction, bidders may bid on each lot as shown in the catalogue and communicate such bids to the Company by mail, fax and telephone before the auction. At or about the closing date of the auction (as published in the catalogue), the bids are compiled and ordered by lot, from highest to lowest bid. In certain instances on certain lots, bidders are contacted with current bid information on such lots, providing the bidders an opportunity to increase the bids previously submitted. Once all bids have been received, posted and finalized, the Company, acting as an agent for each bidder, determines the highest bid on each lot as authorized by the bidder (up to the maximum limit as authorized by the bidder) in an increment over the next highest bid as described in the auction catalogue. The highest bidder on each lot is declared the winner, and such bidder must pay the winning bid plus the applicable buyer's premium and applicable sales tax.

     In a telephone auction, bidders may bid on each lot as shown in the catalogue and communicate such bids to the Company by mail, fax and telephone before the auction. On the date of the auction, beginning usually 3-4 hours before the published time of the end of the sale, the Company receives inquiries by telephone from bidders and prospective bidders about current bids on specific lots. During these telephone inquiries, the caller directs the Company to enter or modify the caller's bids on such specific lots. At the end of the specified time period, the highest bid on each lot is declared the winner and, as in other types of auctions, the successful bidder must pay the winning bid plus the applicable buyer's premium and applicable sales tax.

     The costs involved in conducting a typical auction include, among other things, the cost of catalogues, insurance, transportation, auction advertising, auction site rental fees, security and other possible temporary personnel and expenses of certain additional auction-related accounting and shipment functions. In general, purchasers at public auctions pay a buyer's premium on auction purchases equal to 10% of the hammer price of the property (this rate was increased to 15% beginning July 1, 1994, in most auctions held by the Company), and sellers are charged a commission of 10% to 15%, or slightly lower on high value properties, of the hammer price.

     The Company does not provide any guarantee with respect to the authenticity of property offered for sale at auction. Each lot is sold as genuine and as described by the Company in the catalogue. However, when, in the opinion of a competent authority mutually acceptable to the Company and the purchaser, a lot is declared otherwise, the purchase price will be refunded in full if the lot is returned to the Company within a specified period. In such event, the Company will return such lot to the consignor before a settlement payment has been made to such consignor for such lot. To date, returns have not been material. Large collections are generally sold on an " as is" basis.

     After an auction, purchasers must make arrangements to take possession of the auctioned property. The Company generally forwards the property to its buyer by mail unless other arrangements are requested. As agent of the consignor, the Company bills the buyer for property purchased, receives payment from the buyer, and remits to the consignor at the settlement date the consignor's portion of the buyer's payment, less consignor cash advances, if any, and commissions payable to the Company. The Company often releases property sold at auction to buyers, primarily dealers, before the Company receives payment, permitting such buyers to take immediate possession on an open credit account basis (within established credit limits) and to make payment generally within 30 days, although longer terms may be granted to well established customers who are deemed credit worthy by management. Whether or not the Company has received payment from such well established customers, it must pay the consignor and generally will do so not later than the contracted settlement date (generally 45 days after the sale of the consignor's property). In instances where the buyer has not paid as of settlement date, the Company assumes all risks of loss and responsibility of collection from the buyer. A lot which has been submitted by mutual consent of the buyer and the Company for review by a competent authority is not considered to be released to the buyer and settlement is not completed with the consignor until such time as an opinion is rendered by such competent authority. If the lot under review receives an affirmative opinion from such competent authority, the settlement is immediately completed, and the applicable amount is paid to the consignor. If such lot is returned to the Company with a negative opinion from such competent authority, no sale is deemed to have occurred, and the property is returned to the consignor in satisfaction of the consignment agreement between the consignor and the Company.

     Extending credit to credit worthy buyers at auction is an important marketing tool for the Company because it allows buyers who may not have immediately available funds to settle at auction, the opportunity to settle at a later date. The Company will generally extend credit only to buyers who have done business with the Company in the past and have an established credit standing in the industry.

     When the Company does not grant credit to a buyer, under the standard terms and conditions of the Company's auction sales, it is not obligated to pay the consignor of the property if it has not been paid by the buyer. In such instances, the Company holds auctioned property until it receives payment from the buyer. If the buyer defaults on payment, the Company may cancel the sale and return the property to the owner, re-offer the property at another auction, or contact other bidders to negotiate a private sale.

PRIVATE TREATY SALES

     In a private treaty sale, the Company contracts with an owner of property to sell such property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company, or the Company may solicit selling prices for the owner, with the owner reserving the right to reject any solicited selling price. In certain transactions, the owner may set a fixed price which would be payable to the seller regardless of the actual sales price ultimately received by the Company. The Company is compensated for a private treaty sale either by a commission equal to a percentage of the sales price, or, in the case of an owner established fixed price, by retaining the difference between the actual sales price and the fixed price. Private treaty sales are generally settled more promptly than auction sales, with the buyer paying all or substantially all of the purchase price at the time of sale, although in certain circumstances, the buyer may receive extended payment terms. Should extended payment terms be granted, the Company and the seller will negotiate a settlement of the remaining amounts due the seller, which may or may not include a sharing of the credit risk or a deferral of final payment until the Company has collected all of the outstanding balance from the buyer.

     A private treaty sale is attractive to some potential consignors because it provides an opportunity for a sale at a fixed price or at a price controlled by the consignor and not controlled by the bidders, as would be the case at public auction. Often, a private treaty sale can be consummated more quickly than the sale at auction, providing increased liquidity for the seller. For the Company, private treaty sales provide an opportunity to realize increased revenues because such sales involve less costs than auction sales, primarily because there are minimal advertising expenses associated with such sales.

SALES OF THE COMPANY'S INVENTORY

     The Company offers potential consignors the option to sell their property outright to the Company for an amount determined by the Company's experts. In an outright purchase, the Company establishes a price it is willing to pay for the property. If the price is acceptable to the seller, or if a price can be negotiated between the Company and the seller, the Company typically pays the purchase price in full and takes possession immediately.

     Unlike sales of consigned property at auction or by private treaty, when selling its own inventory, the Company earns a profit or incurs a loss on the sale of inventory to the extent the sales price exceeds or is less than the purchase price paid by the Company for such inventory, respectively. Generally, the Company provides (and it is expected that it will continue to provide) for the sale of portions of its inventory at its public auctions. Occasionally, the Company may sell inventory to a customer directly without placing the inventory for sale at auction. The Company intends to sell all its inventory as quickly and efficiently as possible, thereby promoting a high level of inventory turnover and maintaining maximum liquidity.

CONSIGNOR ADVANCES

     Frequently, an owner consigning property to the Company will request a cash advance at the time the property is delivered to the Company, prior to its ultimate sale at auction or otherwise. The cash advance is in the form of a self-liquidating secured loan, using the consigned property as collateral. The amount of the cash advance (generally limited to one half of the estimated value) appears on the financial statements of the Company as "Advances to consignors", but the value of the collateral is not recorded on the Company's financial statements since the Company does not hold title to the collateral. The Company is a secured party with respect to the collateral, holds a security interest in the collateral and maintains possession of the collateral until it is sold.

     The ability to offer cash advances is often critical to the Company's ability to obtain consignments of desirable property. In the case of property sold at an auction, an owner may have to wait up to 45 days after the auction sale date for settlement and payment of the owner's portion of the sales proceeds. In many instances, an owner's motivation to consign property for sale may include a need for cash on an immediate basis. Offering cash advances allows the Company to attract owners who desire immediate liquidity while preserving the opportunity to sell at auction at the highest available price. The Company believes that its ability to make consignor advances on a consistent basis has enabled it to receive regular consignments of high value lots from professional dealers and private collectors.

     The amount of a cash advance generally does not exceed 50% of the Company's estimate of the value of the property when sold at auction. Consignors are given the option of paying interest on such cash advances at a negotiated rate, typically an annual rate of 12%, or allowing the Company to receive a higher commission upon sale of the property.

     In May 1995, the Company obtained an expanded short-term credit facility, and such credit, together with the proceeds received from its private offering in November 1994 to certain "accredited" investors and its offering in June 1995 to offshore investors, has increased the funds available to the Company and, accordingly, has substantially enhanced its ability to offer cash advances.

COMPUTERIZATION AND SECURITY

     The Company maintains computerized tracking systems which are used to catalogue and describe all of the property delivered to the Company. Property is stored in the Company's specialized vault until it is sold or put on public exhibition, in the case of property to be sold at auction, generally 21 days before auction.

     Tracking the consigned property aids in the prompt and efficient production of catalogues for auctions. Such catalogues are an important marketing tool for the Company to solicit business with both potential consignors and bidders. For potential consignors, the Company utilizes the catalogues from prior auction sales to demonstrate its expertise in presenting property to the bidders. For bidders, the Company utilizes the catalogue as a direct solicitation and enticement for participation in a given auction. The Company believes that the computerization of the auction operations enables it to compete favorably with any auction house in terms of service. During the year ended June 30, 1995, the Company began an extensive upgrade to its existing computer and software system including upgrades of the financial reporting system as well as the implementation of a state of the art inventory tracking system. The latter is expected to be in full use by the fourth quarter of fiscal 1996. It is fully expected that upon completion the Company will realize savings from the greater efficiency of this new system.

     The Company stores consigned property in two high security vaults located at the new West Caldwell headquarters and at the Company's gallery in New York City. The security system installed at both locations is rated by the alarm service companies, and the Company believes that there is a significant level of protection of an owner's property from theft, fire and other causes of damage.

     In addition to the protection provided by the vault, the Company provides insurance coverage for consigned property and the inventory of the Company. The Company maintains a policy with Lloyds of London which management believes provides adequate coverage for damage or loss while the property is stored at the Company's offices. The policy also provides, what management believes is adequate coverage for damage or loss during the transportation of property from the customer to the Company's offices and from the Company's offices to an auction location. The Company maintains the flexibility to obtain higher limits for coverage as circumstances may require.

RECENT EXPANSION

     In addition to increasing its levels of activity in its existing stamp and sports collectibles auction business, the Company has broadened its scope beyond the stamp auction business and has expanded into the selling of other collectibles, such as sports trading cards, sports memorabilia, antiquities and autographs and rare documents, as well as the marketing and reproduction of certain historical items. In June 1994, Galleries acquired substantially all of the assets (and assumed certain of the liabilities) of Harmer Rooke Numismatists, Ltd., which was engaged in the business of selling Antiquities. (From August 1993 through June 1994, the Company had operated under a license agreement with Harmer Rooke Numismatists, Ltd.)

     In addition, in September 1995, the Company acquired for an aggregate purchase price of $250,000, 13.1%, or 4,500,000 shares, of the outstanding common shares of Prime International Products, Inc. ("PICK"), the parent company of Public Info/Comm Kiosk, Inc., which is primarily engaged in the business of issuing prepaid telephone cards. (At March 31, 1996, the Company owned 4,112,289, or 9.4% of the outstanding common stock of PICK.) Prepaid telephone cards are wallet-sized cards that are used to prepay telephone charges and are one of the newest areas of contemporary collectibles both in the United States and in other parts of the world. Increasing collector interest in telephone cards is reflected in the appearance of telephone card-related special magazines, trade associations and international auction fairs. The Company believes that this stock acquisition will enable it to take advantage of the increasing collector and user interest in telephone cards, and may offer the Company the opportunity at a later date to become directly involved in the telephone card auction business. The securities purchased by the Company, which were acquired directly from PICK, are restricted and accordingly are subject to significant restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, is a director of PICK.

FUTURE PLANNED EXPANSION

     The Company continues to evaluate potential acquisition candidates in the collectibles industry. The Company believes that a carefully analyzed and structured acquisition of an existing operating company could be the most effective manner to expand into certain new collectibles areas. The Company has no current plans for any such acquisition, and there are no assurances that attractive and appropriate acquisition opportunities will become available to the Company on acceptable terms.

     In addition, the Company will consider other types of opportunities, as appropriate. Consistent with the foregoing, at May 28, 1996 the Company is negotiating to enter into a definitive joint venture agreement with P.C.T. Prepaid Cellular Telephone, Inc., a majority-owned subsidiary of PICK (of which Greg Manning is a director), pursuant to which the two companies would work together to provide prepaid cellular telephone time and leased cellular telephones for a single up-front fee. It is anticipated that the Company, in addition to providing capital, would provide sales and marketing services to the venture, which is expected to service seven states in the mid-Atlantic region and Washington, D.C. The proposed transaction is subject to various conditions and approvals, including the preparation of definitive documentation, and there can be no assurance that this or any other venture considered by the Company will be consummated.

ARRANGEMENTS WITH CRM

     CRM is wholly owned by Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board. At June 30, 1995, CRM held 37% of the Company's Common Stock. CRM had historically been engaged in the business of acquiring collectibles (including collectibles of the type that are currently being sold by the Company) and selling them both through direct sales and through consignments for sale at auction. In the past, CRM has been an important source of property consigned to the Company for sale at auction. Currently CRM no longer purchases any collectibles for resale. Although CRM continues to provide the Company with property, the amount in relation to the Company's overall business has been decreasing. For the year ended June 30, 1995, consignments by CRM accounted for $85,561 or less than 1% of the Company's aggregate sales, generating $20,072 in commission revenues, or less than 1% of aggregate revenues.

     Pursuant to an Inventory Acquisition and Non-Competition Agreement (the "CRM Inventory Agreement"), dated May 14, 1993, the Company was granted the right to accept on a consignment basis any or all collectibles in CRM's existing inventory on terms no less favorable than would be offered to third parties. The CRM Inventory Agreement provides that, with respect to all property from CRM's existing inventory that is accepted on consignment by the Company, the Company will receive from CRM a commission in the amount of 10% of the sales price (exclusive of any buyer's commission received by the Company); provided that the Company will receive no commission from CRM with respect to items valued at over $100,000 per lot (but will earn any commission or premium paid by the buyer). The inventory available for consignment to the Company pursuant to the CRM Inventory Agreement has been diminishing. The CRM Inventory Agreement also provides that CRM will not compete with the Company for the acquisition of collectibles from third parties that are suitable for acquisition by the Company from time to time for use in its business.

     CRM and the Company also entered into a Shared Services and Expense Allocation Agreement, dated as of July 1, 1992, pursuant to which the Company and CRM shared certain services and allocated between them the related costs and expenses. While the agreement by its original terms expired on July 1, 1995, the Company, as of January 1, 1994, began utilizing all of the facilities that had been shared under the agreement, hired the shared employees directly and began paying its other costs and expenses directly. As a result, as of January 1, 1994, the Company ceased to share with CRM any services or related expenses under the agreement or otherwise. As of April 1, 1994, the Company purchased from CRM all of the furniture and fixtures, decorative items, computer software and hardware and two vehicles that were assets formerly shared under the above agreement.

REGULATORY MATTERS

     Regulation of the auction business varies from jurisdiction to jurisdiction. In New York City, where some of the Company's auctions are held, the New York City Department of Consumer Affairs licenses individual auctioneers and administers a body of regulations that governs the conduct of auctions occurring within New York City. The Company has on staff a New York City licensed auctioneer who conducts most of the Company's auctions, and to the best of management's knowledge and belief, the Company is in compliance with all material and significant regulations governing its business activities.

COMPETITION

     The world philatelic market, the sports trading card and memorabilia market, the rare documents market and the Antiquities and Americana markets are highly competitive. Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Christies International PLC, Charles Shreve Galleries, Inc. and H.R. Harmer, and with respect to the sale of single rare stamps, Robert A. Siegel Auction Galleries, Inc. With respect to the Company's sports trading card and sports memorabilia auction business, the Company's primary competitors are Superior Auctions, Richard Wolffers, Lelands and Sotheby's Holdings, Inc. In the Antiquities markets, the Company's competitors are Christies International PLC and Sotheby's Holdings, Inc..

EMPLOYEES

     The Company presently has twenty-four full-time employees, including its President, Chief Executive Officer and Chairman of the Board, Greg Manning; its Executive Vice President, William T. Tully, Jr.; its Chief Financial Officer, Daniel M. Kaplan; and its Corporate Controller, Robert Gesso. Each of Messrs. Manning and Tully are permitted under the terms of his employment arrangement with the Company to devote some of his working time to the business of CRM, so long as, in the judgment of a majority of the Company's outside directors, it does not interfere with his complete and faithful performance of his duties to the Company. The Company also employs David Graham as a Senior Vice President. The Company also hires persons on a temporary basis to assist in organizing its auctions and for other specialized purposes.

                                    PART II.

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In May 1993, the Company completed a public offering (the "Public Offering") of 747,500 units of its securities (the "Units") at $6.25 per Unit. Each Unit consists of two shares of the Company's Common Stock and two callable common stock purchase warrants (the "Warrants"), each of which initially entitled the holder to purchase one share of common stock at an exercise price of $3.4375 per share. As of June 29, 1995, after taking into account certain adjustments, each Warrant entitles its holder to purchase 1.24 shares of Common Stock at a price of $2.7733 per share and is exercisable for a four year period commencing May 14, 1994. At June 30, 1995, none of these warrants had been exercised. In connection with the Public Offering, the Company issued to the underwriters in such offering unit purchase warrants (the "Unit Purchase Warrants"), each of which initially entitled the holder to purchase, through May 14, 1998, one Unit (each consisting of two shares of Common Stock and two Underwriters' Warrants (as hereinafter defined)) at an exercise price of $10.31 per Unit. As of June 29, 1995, after taking into account certain adjustments, each Unit Purchase Warrant entitles the holder to purchase 1.45431 Units at an exercise price of $7.0893 per Unit. The warrants (the "Underwriters' Warrants") issuable upon exercise of the Unit Purchase Warrants will be subject to the same terms and conditions of the Warrants, except that the Underwriters' Warrants will not be freely transferable and will not be subject to repurchase by the Company. At June 30, 1995, none of the Unit Purchase Warrants or Underwriters' Warrants had been exercised.

     On November 4, 1994, in a private placement to certain "accredited" investors, the Company sold 257,500 shares of its common stock at $2.00 per share. For the purchase price, each investor also received a warrant (the "Purchaser Warrants"), exercisable through May 3, 1996, which initially entitled the holder to purchase one share of Common Stock at of $1.75 per share (amended from $2.25 per share). The number of shares of Common Stock issuable upon exercise of the Purchaser Warrants was subsequently increased to 1.13 shares, and the exercise price was subsequently reduced to $1.5528 per share. In connection with such private placement, the Company also issued warrants (the "Agents' Warrants") to the placement agents in the private placement, which warrants were similarly adjusted to entitle the holders thereof to purchase, at any time prior to November 4, 1999, 72,720 shares of Common Stock at an exercise price of $1.74 per share. The Company registered the shares of Common Stock underlying the Purchaser Warrants and the Agent's Warrants under the Securities Act of 1933, as amended (the "Act"). At June 30, 1995, 50,000 of the Purchaser Warrants and none of the Agents' Warrants had been exercised. The Company received approximately $336,000 in net proceeds from the private placement offering.

     On June 29, 1995, the Company consummated an offshore offering for sale of 500,000 units of its securities (the "Regulation S Offering"). For a purchase price of $1.50 per unit, each purchaser received one share of the Company's Common Stock and one warrant to purchase an additional share at $1.50 per warrant (subject to certain adjustments), exercisable for two years from date of issuance. The Regulation S Offering was made solely to certain offshore investors in compliance with, and under the exemption to registration provided by, Regulation S under the Act. Net proceeds to the Company of the Regulation S offering amounted to approximately $721,000. At June 30, 1995, none of the warrants issued in connection with the Regulation S offering had been exercised.

     In February 1996, the Company issued to an individual in a private placement a warrant to purchase, at any time prior to March 1, 1997, 400,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. The purchase price for the warrant was $100,000, which was paid in full in April 1996. Upon request of the investor, the Company has agreed to register the shares of Common Stock underlying the warrant under the Act, the cost of which (other than allocable overhead) will be borne by the investor.

     The Company's Common Stock and Warrants are listed on the Boston Stock Exchange ("BSE") under the symbols "GGM" and "GGMW", respectively, and these securities are quoted on the NASDAQ SmallCap System ("NASDAQ") under the symbols "GMAI", "GMAIW" , respectively. Prior to May 19, 1993, there was no public market for the Company's securities. According to American Stock Transfer & Trust, the holders of record of the Company's Common Stock and Warrants totaled [FILL IN NUMBER] and [FILL IN NUMBER], respectively, at May 28, 1996.

     The Company has not paid any dividends. The Company expects that a substantial portion of the Company's future earnings will be retained for expansion or development of the Company's business. However, the Company intends, to the extent that earnings are available, consistent with the above objectives, to consider paying cash dividends on its Common Stock in the future. The amount of any such dividend payments could be restricted by the covenants or other terms of any loan agreements to which the Company is then a party.

     The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 1995 and 1994 are shown in the following schedule:

                                             For the year ended
                                               June 30, 1995
                                             ------------------
Quarter Ended                                High           Low
- --------------------------------------------------------------------
September 30, 1994                           $2.750         $2.375
December 31, 1994                            $2.812         $2.250
March 31, 1995                               $2.625         $2.000
June 30, 1995                                $2.625         $1.750




                                             For the year ended
                                               June 30, 1994
                                             -----------------------
Quarter Ended                                High           Low
- --------------------------------------------------------------------
September 30, 1993                           $4.000         $3.500
December 31, 1993                            $4.000         $2.250
March 31, 1994                               $2.625         $2.375
June 30, 1994                                $2.875         $2.125


     The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


           Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company's aggregate sales are generated by the sale of property at auction, the primary method of selling employed by the Company, by private treaty and by sale of the Company's inventory. The following table displays the aggregate sales for the Company for the years ended June 30, 1994 and 1995, and shows the comparisons for the respective years subdivided by source and market:




                                        For the Twelve months
                                          ended June 30,1995                 Percentages
                                        ------------------------------------------------------
                                        1994           1995                1994           1995
                                        ------------------------------------------------------
Aggregate Sales                         $27,047,237    $26,280,765         100%           100%
                                        ======================================================
    By source:
          A. Auction                    $20,429,814    $17,560,217          76%            67%
          B. Sales of inventory           6,509,865      8,532,935          24%            32%
          C. Private treaty                 107,558        187,613           0%             1%
                                        ------------------------------------------------------
    By market:
          A. Philatelics                $23,173,500    $21,538,553          86%            82%
          B. Sports collectibles          1,051,482        862,650           4%             3%
          C. Other collectibles           2,822,255      3,879,562          10%            15%

     Aggregate sales consist of the aggregate proceeds realized from the sale of property, which include the Company's commissions when applicable. Property sold by the Company is either consigned to it by the owner of the property, or such property is owned by the Company. Aggregate sales of the Company's inventory are classified as such without regard as to whether the inventory was sold at auction or directly to a customer. Aggregate sales by auction and by private treaty represent the sale of property consigned by third parties.

     The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties) and a commission of 15% from the buyers.


YEAR ENDED JUNE 30, 1995 COMPARED WITH YEAR ENDED JUNE 30, 1994

     REVENUES: For the year ended June 30, 1995, revenues recorded increased $1,819,273 (or 18.7%) to $11,551,651 compared with $9,732,378 in the year ended
June 30, 1994. This increase in revenues is largely attributable to an increase in sales of Company-owned inventory, which increased by $2,023,070, or 31%, from the year ended June 30, 1994. Of this increase, 54% ($1,088,075) is attributable to increased sales by Harmer Rooke, which increase resulted primarily from the Company's determination, after its acquisition of Harmer Rooke on June 30, 1994, to provide additional funds to Harmer Rooke to enable it to make appropriate acquisitions of inventory. Other components of the increase in inventory sales for the year ended June 30, 1995 include sports cards and memorabilia sales (12%, or $241,962) and stamp sales (34%, or $693,033). The increase in revenues was partially offset by a decrease of 4% in commissions from third parties, which decrease resulted from a reduction in consignment sales.

     The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of market demand and conditions rather than any deliberate attempt by the Company to emphasize one area over the other. Sellers/consignors of property to the Company generally make their own determinations as to whether the property should be sold to the Company for the specified price offered by the Company or offered for sale at auction at a price that cannot be predicted in advance. Such determination is based on the potential risks and rewards involved, and includes an evaluation of the marketability of the property and the potential pool of buyers. The Company engages in a similar analysis in determining whether to acquire inventory for its own account and the price it is willing to pay for such inventory.

     Gross margins on the sales of Company-owned inventory decreased by 8% (from 28% to 20%), which decrease is largely attributable to the operations of the Americana division of Harmer Rooke, which had a gross margin for the year ended June 30, 1995 of 3%. (The Americana division was sold on August 23, 1995.) The Company also reviews and re-evaluates its buying policies from time to time as part of its on-going effort to improve its margins.

     OPERATING EXPENSES: The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 1995 totaled $6,121,401 (or 53.0% of revenues) compared with $4,405,318 ( or 45.3% of revenues) representing an increase of $1,716,083 (or 38.9%) over the previous year . The major components of this increase relate to higher legal, accounting and staffing costs with respect to the first full year of integration of both Ivy & Mader and Harmer Rooke as well as higher costs relating to both the Company's review of several potential acquisitions (approximately $93,000), in addition to the cost of obtaining an increase in the Company's new credit facility. Furthermore, the Company took charges relating to the write down of certain accounts receivables and establishment of a reserve for bad debts. Despite these reserves, the Company's losses for bad debt have been in line with historical trends of less than 1% of aggregate revenues. The Company's management has implemented a cost reduction program which is anticipated to reduce expenses over time, although no assurances can be given that such expense reductions will ultimately prove successful.

     Interest expense increased $284,218 (or 224%) to $410,904 for the period ended June 30, 1995 compared with $126,686 for the period ended June 30, 1994. This increase is attributable to significantly higher average borrowings including, but not limited to, the support of the higher average inventory levels, advances to consignors and accounts receivable.

     Interest income and other income is primarily related to an increase in interest income to $253,322 for the year ended June 30, 1995 due to higher average outstanding balances on advances to consignors as well as interest income on the investment of the Company's excess cash on a daily basis.

     PROVISION (BENEFIT) FOR INCOME TAXES. For the year ended June 30, 1995, the Company recorded a benefit for income taxes of ($538,921) as compared to a provision for income taxes for the year ended June 30, 1994 of $301,697. The decrease results from the loss before income taxes. The tax benefit results both from the ability of the Company to carryback net operating losses and also from the expected utilization of the remaining net operating losses to future taxable income. The Company has concluded that it is "more likely than not" that the deferred tax asset will be realized. This conclusion is based on the prospects of future taxable income. The Company will continue to periodically review the criteria related to the recognition of the deferred tax asset.

     NET INCOME (LOSS): The Company recorded a net loss of ($827,155) for the year ended June 30, 1995 as opposed to net income of $467,658 for the prior year ended June 30, 1994. This loss can be attributed to the lower gross margins as a percentage of sales as well as the significantly higher expenses as discussed above.


LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1995, the Company's working capital was $2,144,596 compared to $2,547,043 as of June 30, 1994. Working capital was affected by the reclassification of certain accounts receivable in the amount of $481,000 from Gold Medal Auctions, Inc., due to an extension of payment terms as a result of a court-approved settlement (see Note 15, Notes to Consolidated Financial Statements).

     The Company experienced negative cash flow from operating activities of $1,060,478 for the year ended June 30, 1995 as compared to a negative cash flow of $4,404,006 for fiscal 1994, a decrease of $3,343,528 due primarily to decreased cash used in working capital items in fiscal 1995.

     The Company had negative cash flow from investing activities of $574,314 for the year ended June 30, 1995 as compared to negative cash flow of $1,143,676 for fiscal 1994, a decrease of $857,362 primarily attributable to the non-recurring  nature  of the  Company's  acquisitions  of Ivy,  Shreve  & Mader
Philatelic Auctions, Inc. and Harmer Rooke that were consummated in the year ended June 30, 1994. The investment in building improvements relating to the Company's relocation to West Caldwell, New Jersey ($365,000) and the commencement of the upgrade to the computer and software systems ($168,000) were the primary investing activities during the year ended June 30, 1995.

     During the year ended June 30, 1995, the Company received net proceeds of $1,143,978 from the November 1994 private placement offering and the June 1995 Regulation S offering. In addition, at June 30, 1995, the Company had additional availability under its credit facility with Brown Brothers Harriman & Co. ("Brown Brothers") of $1,255,000.

     The revolving credit agreement with Brown Brothers was entered into in May 1995, and provides for a credit facility for working capital purposes in an aggregate amount of $6,000,000. Borrowings under this facility are based on a formula of account receivables, inventory and consignor advances. This credit facility is used to fund cash advances and inventory purchases as well as to provide additional liquidity using the Company's auction receivables and other assets as collateral. At June 30, 1995, borrowings under this facility aggregated $4,745,000 and are payable on demand. On June 29, 1995, the Company entered into a five year term agreement for $375,000 with Brown Brothers the proceeds of which were used to fund expenses relating to the Company's move to and refurbishment of its current West Caldwell, New Jersey location.

     The loan agreements with Brown Brothers contain various financial and operating guidelines to which the Company must adhere and which, among other things, prohibit payment of dividends or like distributions without the consent of Brown Brothers. Brown Brothers has agreed that, absent a material adverse change (as determined by Brown Brothers) or event of default, it will provide the Company with a 120-day notification period prior to issuing a demand for repayment, provided that the Company is in compliance with such guidelines. At June 30, 1995 (and September 30, 1995 and December 31, 1995), the Company was not in compliance with a guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. Brown Brothers has advised the Company that, because the facility is a demand credit facility rather than a contractually committed credit facility, the failure of the Company to be in compliance with such guideline is not, in itself, an event of default, and that the only consequence of its failure to be in such compliance is that Brown Brothers has the right to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day advance notice period. The Company believes that at March 31, 1996, it was in compliance with such guidelines.

     A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the period ended June 30, 1995, the Company's expense relating to bad debt was approximately $190,400 compared with none for the prior year. Over the past ten years the Company's history of bad debts has been less than 1% of aggregate sales. For the year ended June 30, 1995 this figure was .97% of aggregate sales.

     The Company's auctions receivables, which constitute a large portion (59%) of the current assets, was $8,511,802 at June 30, 1995, an increase of $1,242,834. Advances to consignors at June 30, 1995, of $1,237,204 decreased by $54,881 since June 30, 1994. Payables to third-party consignors at June 30, 1995 were $5,697,723, an increase of $2,543,179 from June 30, 1994. This balance was substantially comprised of amounts due to consignors from five stamp auctions held in June 1995.

     Because of the nature of the auction business of the Company, there is a relationship between accounts receivable, advances to consignors, and payable to consignors. Depending upon the relationship of the balance sheet date to a given auction sale date and a settlement date for a given auction, these balances could change substantially from one balance sheet date to another.

     In the cycle of any single auction, the effect on the balance sheet and on the Company's cash flows is significant when compared to the total assets of the Company.

     The cycle for a single auction begins with consignors contracting with the Company to sell their property at auction. Typically these contracts are signed from up to 8 to 16 weeks in advance of the auction sale date. No entry is made on the balance sheet of the Company when the Company receives the property for auction or when a contract for the consignment to the auction is signed. Since the contract for the sale of the property is for services not yet rendered, there is no financial statement impact.

     At the time of the consignment, or any time thereafter until the auction sale date, the consignor may request a cash advance which is a prepaid portion of the prices to be realized of the property irrevocably committed to be sold in the auction. The cash advance takes the form of a self-liquidating, secured loan to the consignor, using the property consigned as collateral. Cash advances to consignors are often used as a marketing tool in order to obtain property for a sale. When the cash advance is made, there is an increase of the accounts of the Company in cash advances to consignors, and simultaneously, there is a corresponding decrease in cash.

     Approximately 6 weeks after the sale date, as of the date of the payment to consignors (often referred to as the settlement date), the payables to consignors decrease to zero as all the consignors are paid, the cash advances to consignors decrease to zero, as the Company withholds a portion of the amounts due the consignor for the sale of the property as an offset to repay the principal amount of, and the accrued interest on, the cash advances to consignors (or loans to consignors), and there is a decrease in cash, corresponding to the aggregate amount paid to the consignors.

     The entire cycle for a single auction typically is about 14 to 22 weeks in duration. Because of the high level of activity in the Company, single auction cycles do not occur in series, with the next cycle beginning immediately after the previous cycle ends. Rather, single auction cycles occur in parallel. For example, when a certain cycle ends, a second cycle may be at the midpoint, while yet a third cycle is just beginning. Depending upon the relative values of the property consigned to each sale in the three cycles in this example, and depending upon the demand for auction advances in each of the cycles, the cumulative effect on the balance sheet, and particularly the current assets and current liabilities and the Company's cash flows, is very significant.

     The Company's capital expenditures for property and equipment were $562,480 in fiscal 1995. The increase is primarily due to the investment of funds into property, plant and equipment relating to both the move to West Caldwell, New jersey as well as the upgrading of the Company's existing financial software programs. The Company estimates this upgrade, together with the implementation of an auction and inventory tracking system, to cost approximately $425,000 over a two-year period.

     The Company has developed both a customer and supplier base of major stamp dealers throughout the world that services the Company's stamp operations, which is the core the Company's business. Although intense competition exists for the acquisition of quality properties for purchase or consignment from estates and private collectors, the Company believes that the short-term and long-term availability of these items will continue to be sufficient to augment the core dealer-based business. While there can be no assurance that prices of and demand for the collectibles offered by the Company will not decrease in the future, demand has traditionally not been adversely affected by negative economic conditions. Because the Company has observed an increase in the general market for sports trading cards and sports memorabilia, it has moderately expanded its operations in this area. The sports collectibles market is, however, more volatile than the stamp market because the predominate participants are investors rather than collectors and professional dealers.

     However, the Company's need for liquidity and working capital may increase as a result of its potential business expansion activities. In addition to the need for such capital to enhance the Company's ability to offer cash advances to a larger number of potential consignors of property (which is an important aspect of the marketing of an auction business), the Company will require additional working capital in the future in order to further expand its sports trading card and sports memorabilia auction business, to acquire collectibles for sale in the Company's business, to expand into sales of other collectibles, such as autographs and antiques, and to initiate any other new business activities.

     In September 1995, the Company acquired for an aggregate purchase price of $250,000, 13.1%, or 4,500,000 shares, of the outstanding common shares of Prime International Products, Inc. (now known as PICK Communications Corp.) ("PICK"), the parent company of Public Info/Comm Kiosk, Inc., which is primarily engaged in the business of issuing prepaid telephone cards. (At March 31, 1996, the Company owned 4,112,289, or 9.4% of the outstanding common stock of PICK.) Prepaid telephone cards are wallet-sized cards that are used to prepay telephone charges and are one of the newest areas of contemporary collectibles both in the United States and in other parts of the world. Increasing collector interest in telephone cards is reflected in the appearance of telephone card-related special magazines, trade associations and international auction fairs. The Company believes that this stock acquisition will enable it to take advantage of the increasing collector and user interest in telephone cards, and may offer the Company the opportunity at a later date to become directly involved in the telephone card auction business. (The securities purchased by the Company, which were acquired directly from PICK, are restricted and accordingly are subject to significant restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, is a member of the Board of PICK.)

     Management believes that the Company's cash flow from ongoing operations supplemented by the Company's working capital credit facilities and the recent private placement offerings will be adequate to fund the company's working capital requirements for the next 12 months. However, to complete any of the Company's proposed expansion activities or to make any significant acquisitions, the Company will consider exploring financing alternatives including increasing its working capital credit facilities or raising additional debt or equity capital.

CERTAIN TAX MATTERS

     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement 109), was issued by the Financial Accounting Standards Board in February 1992. Statement 109 requires a change from the deferred method under APB Opinion 11 to the asset and liability method of accounting for income taxes. Under the asset and liability method of Statement 109, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Statement 109 was adopted by the Company effective July 1, 1993, however, the impact of the change was not material to the Company's financial position or results of operations.

FINANCIAL REPORTING MATTERS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of the year ended June 30, 1997 and, based on current circumstances, does not believe the effect of the adoption will be material.

     On September 17, 1993, the Company acquired all of the capital stock of Ivy, Shreve & Mader Philatelic Auctions, Inc. ("Ivy"). The purchase price called for additional consideration to be paid to the former shareholders of Ivy based on the performance of Ivy over 15 years from the date of the purchase. These additional amounts totaled $34,507 through June 30, 1995.

     The Company has recorded certain tax benefits during the year ended June 30, 1995 which have caused $574,179 of Income Taxes Receivable and Deferred Tax Asset as of June 30, 1995. The Company has determined that it is more likely than not that these assets will be realized after assessing past performance, projected future operations, cost reduction programs, consolidation of operations, sale of the Americana division and the availability of certain tax carrybacks and carryforwards.

INFLATION

     The effect of inflation on the Company has not been significant during the last two fiscal years.

Item 7. FINANCIAL STATEMENTS

     The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 7:




                                      INDEX

                                                            Page
                                                           Number

Report of Independent Accountants

Consolidated Balance Sheet -- June 30, 1995

Consolidated Statements Of Operations -- Years ended June 30, 1994 and June 30, 1995
Consolidated Statements of Stockholders' Equity--Years ended June 30, 1994 and June 30, 1995

Consolidated Statements of Cash Flows -- Years ended June 30, 1994 and June 30, 1995

Notes to Consolidated Financial Statements

                        Report of Independent Accountants






To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its subsidiaries at June 30, 1995, and the results of their operations and their cash flows for each of the two years in the period then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







Price Waterhouse LLP
Morristown, New Jersey
October 12, 1995


                          GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheet
                                 June 30, 1995


                                     ASSETS

Current assets:
Cash and cash equivalents                                    $956,801
Accounts receivable
    Auctions receivables                                    8,511,802
    Advances to consignors                                  1,237,204
    Other receivables                                           5,556
Inventories                                                 2,698,823
Deferred tax asset                                            574,179
Prepaid expenses                                              416,144
                                                            ----------
        Total current assets                               14,400,509
Property and equipment, net                                   820,005
Goodwill, net                                               2,006,538
Other assets                                                  810,579
                                                           -----------
        Total assets                                      $18,037,631
                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Demand notes payable to bank                               $4,745,000
Loans payable - current portion                               456,849
Payable to third party consignors                           5,697,723
Accounts payable and accrued expenses                       1,086,660
Customer deposits                                              79,720
Other liabilities                                              25,453
Income taxes payable                                          164,508
                                                            ----------
        Total current liabilities                          12,255,913
Loans payable - long term portion                             349,730
                                                            -----------
        Total liabilities                                  12,605,643
Commitments and contingencies (Notes 8,10, 11 and 12)



Preferred Stock, $.01 par value. Authorized
    10,000,000 shares; none issued
Common stock, $.01 par value. Authorized
    20,000,000 shares; 3,607,661 issued and outstanding        36,077
Additional paid in capital                                  5,708,026
Accumulated deficit                                          (312,115)
                                                            ----------
        Total stockholders' equity                          5,431,988
                                                            ----------
        Total liabilities and stockholders' equity        $18,037,631
                                                          ============

                See accompanying notes to financial statements.

                          GREG MANNING AUCTIONS, INC.
                     Consolidated Statements of Operations


                                                                    Years ended June 30,
                                                                    1994           1995
                                                                 --------------------------
Operating revenues
    Sales of merchandise                                         $6,509,865     $8,532,935
    Commissions from third parties                                3,120,212      2,998,644
    Commissions from affiliate consignor- CRM                       102,301         20,072
                                                                 --------------------------
                                                                  9,732,378     11,551,651
                                                                 ==========================

Operating expenses
    Cost of merchandise sold                                      4,695,852      6,789,071
    General and administrative                                    3,326,308      5,455,963
    Marketing                                                       853,107        665,438
    Expense allocations from affiliate- CRM                         225,903              0
                                                                  -------------------------
                                                                  9,101,170     12,910,472
                                                                  -------------------------
        Operating profit (loss)                                     631,208     (1,358,821)
Other income (expense)
    Interest income and other income                                264,833        403,649
    Interest expense                                               (126,686)      (410,904)
                                                                  -------------------------
        Income (loss) before income taxes                           769,355     (1,366,076)

Provision (benefit) for income taxes                                301,697       (538,921)
                                                                  -------------------------
        Net income (loss)                                          $467,658      ($827,155)
                                                                  =========================
Weighted average number of shares outstanding                     2,795,000      2,968,971
                                                                  =========================
Net income(loss) per common share                                     $0.17         ($0.28)
                                                                  =========================

                See accompanying notes to financial statements.

                           GREG MANNING AUCTIONS, INC.
                 Consolidated Statement of Stockholders' Equity
                       Years ended June 30, 1994 and 1995


                                                                                                 Retained
                               PREFERRED STOCK            COMMON STOCK         Additional        earnings/
                              Number      Par          Number        Par         Paid-in       (Accumulated
                            of shares     value      of shares       value       capital          Deficit)        Total
                            ------------------------------------------------------------------------------------------------
Balance,     June 30, 1993                           2,795,000     $ 27,950    $ 4,587,175        $47,382      $ 4,662,507

Additional offering
expenses                                                                           (15,000)                        (15,000)

Net income                                                                                        467,658          467,658
                                                     ----------------------------------------------------------------------
Balance,     June 30, 1994                           2,795,000       27,950      4,572,175        515,040        5,115,165

Issuance of Stock, net                                 757,500        7,575      1,048,903                       1,056,478

Proceeds from exercise
of warrants                                             55,161          552         86,948                          87,500

Net (loss)                                                                                       (827,155)        (827,155)
                                                     ----------------------------------------------------------------------
Balance,     June 30, 1995                            3,607,661    $ 36,077    $ 5,708,026     $ (312,115)     $ 5,431,988
                                                     ======================================================================


                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Cash Flows

                                                                                      Years ended June 30,
                                                                                  ----------------------------------
                                                                                         1994               1995
                                                                                  ---------------    ---------------
Cash flows from operating activities
     Net income (loss)                                                               $ 467,658       $   (827,155)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                  171,925            190,949
        Provision for bad debts                                                                           190,400
        Changes in assets (increase) decrease:
            Private treaty receivable                                                  390,000
            Auctions receivables                                                    (4,653,868)         (1,433,234)
            Advances to consignors                                                    (681,586)             54,881
            Other receivables                                                         (256,361)            250,805
            Inventories                                                             (2,725,440)            382,038
            Due from affiliate - CRM                                                  (263,336)            514,407
            Prepaid expenses                                                            32,159            (298,534)
            Income taxes receivable                                                                       (263,256)
            Deferred tax asset                                                                            (310,923)
            Other assets                                                              (144,150)           (544,829)
        Changes in liabilities (decrease) increase:
            Payable to third-party consignors                                        1,490,809           2,543,179
            Accounts payable                                                           695,091            (599,702)
            Customer deposits                                                          595,591            (515,871)
            Accrued expenses & other liabilities                                       477,502            (393,633)
                                                                                  ---------------    ---------------
            Net cash used in operating activities                                   (4,404,006)         (1,060,478)
                                                                                  ---------------    ---------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                                  (141,706)           (562,480)
     Purchase of Ivy                                                                  (508,160)            (11,834)
     Harmer Rooke license agreement                                                   (517,313)
                                                                                  ---------------    ---------------
     Net cash used in investing activities                                          (1,167,179)           (574,314)
                                                                                  ---------------    ---------------
Cash flows from financing activities:
     Proceeds from loans payable                                                        265,326            675,000
     Repayment of loans payable                                                        (551,634)          (328,159)
     Proceeds from notes payable                                                      4,950,000          4,745,000
     Repayment of Nat West-NJ                                                                           (4,950,000)
     Net proceeds from issuance of stock                                                                 1,143,978
     Placement offering costs                                                           (15,000)
                                                                                  ---------------    ---------------
        Net cash provided by financing activities                                     4,648,692          1,285,819
                                                                                  ---------------    ---------------
     Net decrease in cash and cash equivalents                                         (922,493)          (348,973)
Cash and cash equivalents at beginning of period                                      2,228,267          1,305,774
                                                                                  ===============    ===============
Cash and cash equivalents at end of period                                         $  1,305,774       $    956,801
                                                                                  ===============    ===============

                 See accompanying notes to financial statements

                          GREG MANNING AUCTIONS, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 1994 and 1995

(1) Organization, Business and Basis of Presentation

     The primary line of business of Greg Manning Auctions, Inc. and its wholly-owned subsidiaries (the "Company") is conducting auctions and, to a lesser extent, private sales of collectibles, including rare stamps, stamp collections and stocks, as well as other collectibles including sports trading cards and sports memorabilia, antiquities and, until recently, Americana collectibles. Auction activities occur in New York City and West Caldwell, New Jersey.

(2) Summary of Significant Accounting Policies

   REVENUE  RECOGNITION
     Revenue is recognized when the rare stamps and collectibles are sold and is represented by a commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller.

     In addition to auction sales, the Company also sells via private treaty. This occurs when an owner of property arranges with the Company to sell such property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company, or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. In certain transactions, the Company may be requested to guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes as private treaty revenue an amount equal to a percentage of the sales price, or in the case of a guaranteed fixed price, the difference between the actual sales price and the guaranteed fixed price when the properties are sold.

     The Company also sells its own inventory at auction, wholesale and retail. Revenue with respect to inventory at auction is recognized when sold, and for wholesale or retail sales, revenue is recognized when delivered or released to the customer or to a common carrier for delivery.

     The Company does not provide any guarantee with respect to the authenticity of property offered for sale at auction. Each lot is sold as genuine and as described by the Company in the catalogue. When however, in the opinion of a competent authority mutually acceptable to the Company and the purchaser, a lot is declared otherwise, the purchase price will be refunded in full if the lot is returned to the Company within a specified period. In such event, the Company will return such lot to the consignor before a settlement payment has been made to such consignor for the lot in question. To date, returns have not been material. Large collections are generally sold on an "as is" basis.

   PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

   CONCENTRATION OF CREDIT RISK
     The Company frequently extends trade credit in connection with its auction sales which are held throughout the United States. The Company evaluates each customer's creditworthiness on a case-by-case basis; generally the customers who receive trade credit are professional dealers who have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company.

     In situations where trade credit is extended, the purchaser generally takes possession of the property before payment is made by the purchaser to the Company, and the Company is liable to the consignor for the net sales proceeds (auction hammer price less commission to the Company). The Company pays the consignor generally not later than the 45th day after the sale, and when trade credit is extended, the Company assumes all risk of loss associated with the trade credit, and the responsibility of collection of the trade credit amount from the purchaser. Consequently, the Company is not exposed to any concentration of credit risk and losses to date under these situations have not been material.

   CASH EQUIVALENTS
     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

   INVENTORIES
     Inventories are stated at the lower of cost or market. Cost is determined by specific identification.

   PROPERTY AND EQUIPMENT
     Property and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining life of the lease. The cost of repairs and maintenance is charged to operations as incurred.

   GOODWILL
     Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over forty years. Total accumulated amortization at June 30, 1995 was $79,042. The recoverability of goodwill is evaluated at each balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

   MARKETING COSTS
     Advertising and catalogue costs are the only costs included in marketing costs under the direct-response advertising method. These costs are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs.

   INCOME TAXES
     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes ("SFAS 109"). The adoption of SFAS 109 did not have a material effect on the Company's financial position or results of operations. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of the assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   NET INCOME (LOSS) PER COMMON SHARE
     Net income (loss) per common share is computed using the weighted average number of common shares outstanding for each year. Outstanding stock options and warrants in 1994 and 1995 are considered common stock equivalents but are excluded from earnings per common share computations because they are antidilutive.

(3) ACQUISITIONS

     On September 17, 1993, the Company acquired all of the capital stock of Ivy, Shreve & Mader Philatelic Auctions, Inc., a privately held Texas corporation ("Ivy"). The aggregate purchase price of approximately $1,235,000 and was comprised of cash paid at closing of $414,000 and the transfer of certain inventory ($234,000) and issuance of notes ($587,000), plus additional consideration based on future performance of Ivy. At the closing, approximately $414,000 was paid in cash and certain inventory, with most of the remaining balance to be paid within one year. The Company also agreed to pay the former shareholders additional consideration based on the performance of Ivy over 15 years from the date of purchase. These payments, which are not considered material, are recorded as additional goodwill and are amortized over the remaining expected life of the initial goodwill. The acquisition was accounted for using the purchase method of accounting. Accordingly, the results of operations of Ivy were included with those of the Company for the periods subsequent to the date of acquisition. The Company recorded approximately $1,352,000 in goodwill which is being amortized on a straight-line basis over forty years.

     On August 11, 1993, the Company executed a Consignment and License agreement with Harmer Rooke Numismatists, Ltd. ("HRN"), a New York corporation, whereby the Company paid $500,000 for the exclusive right for five years to sell collectibles at auctions to be conducted by the Company under the HRN name. The Company also received the right to purchase, under certain conditions, any collectibles that were offered to HRN. In addition, the Company received an option to purchase all of the capital stock or assets of HRN at the amount of net book value of such assets (less the amount of the license fee previously paid). On June 30, 1994, the Company exercised this option and purchased the assets of HRN and assumed certain of its liabilities for a nominal amount (after taking into account the license fee previously paid). The license agreement, less amortization of $90,098, was capitalized along with the liabilities in excess of assets, amounting to approximately $721,000 of goodwill which is being amortized on a straight-line basis over forty years.

     The unaudited pro forma consolidated condensed results of operations for the year ended June 30, 1994 of the Company and the acquired corporations noted above, after giving effect to certain pro forma adjustments related to amortization of goodwill and interest expense, are as follows:


Operating revenues               $10,980,035
                                 ===========

Net Income                       $   548,967
                                 ===========

Net income per share             $      0.20
                                ============

     During the year ended June 30, 1995, the Company recorded charges of approximately $93,000 for costs incurred associated with the review of several potential acquisitions that were not consummated.

(4) RECEIVABLES

     Advances to consignors represent advance payments, or loans, to the consignor prior to the auction sale, secured by the items received and held by the Company for the auction sale and the proceeds from such sale. Interest on such amounts is generally charged at an annual rate of 12%. Such advances, generally are not outstanding for more than six months from the date of the note.

     As of June 30, 1995, the allowance for doubtful accounts included in auction receivables was $137,000 which was recorded in the fourth quarter.

(5) INVENTORIES

Inventories as of June 30, 1995 consisted of the following:


Stamps                                       $1,056,981
Sports cards and sports memorabilia             432,734
Antiquities & Americana                       1,096,562
Other collectibles                              112,546
                                             -----------
                                             $2,698,823
                                             ===========

     Antiquities and Americana inventories include approximately $500,000 of Americana items to be sold to a former employee of the Company (See Note 15).

(6) PROPERTY AND EQUIPMENT, NET

     Property  and  equipment  and  the  related   accumulated   depreciation  &
amortization at June 30, 1995 consisted of the following:


                                                      Accumulated
                                                      Depreciation/
                                   Cost               Amortization              Estimated useful lives
                                   -------------------------------------        ----------------------
Equipment                            $346,237            $52,442                  5 years
Furniture and fixtures                 66,803             22,043                  3 - 7 years
Vehicles                               51,601             22,534                  3 - 5 years
Capital leases                        138,045             62,955                  3 years
Leasehold Improvements                412,900             35,607                  5 years
                                   -------------------------------------
                                   $1,015,586           $195,581
                                   =====================================


     Depreciation and amortization expense for the years ended June 30, 1994 and 1995 was $54,137 and $139,599, respectively. These amounts include amortization expense relating to assets under capitalized leases of $20,778 and $42,177 for the years ended June 30, 1994 and 1995, respectively.

(7) INCOME TAXES

The provision (benefit) for income taxes consists of the following:


                                                       Years ended June 30,
                                             ---------------------------------------
                                                    1994                 1995
                                             ---------------------------------------
Current - Federal                                 $249,144            ($390,542)
Current - State                                     56,598              (91,893)
                                             ---------------------------------------
        Current                                    305,742             (482,435)
                                             ---------------------------------------

Deferred - Federal                                  (3,275)             (45,727)
Deferred - State                                      (770)             (10,759)
                                             ---------------------------------------
        Deferred                                    (4,045)             (56,486)
                                             ---------------------------------------
    Total                                         $301,697            ($538,921)
                                             =======================================

     A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory Federal income tax rate is as follows:


                                                                      Years Ended June 30,
                                                                 1994                     1995
                                                                 ------------------------------
Federal Income Tax/(Benefit) at 34% Statuary Rate                $261,417            ($464,465)
State Income Tax/(Benefit) Net of Federal Income Tax Benefit       43,057              (72,129)
Other                                                              (2,777)              (2,327)
                                                                 ------------------------------
                                                                 $301,697            ($538,921)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The components of the Net Deferred Tax Asset are as follows:


                                          June 30,
                                   1994              1995
                                   -----------------------
Depreciation                       ($4,045)       ($9,966)
Inventory Reserve                                  (5,460)
Net Operating Loss                               (250,392)
Bad Debt Reserve                                  (57,540)
Goodwill Amortization                              12,435
                                   -----------------------
Net Deferred Tax Asset             ($4,045)     ($310,923)
                                   =======================


     The Company has net operating loss carryforwards of $372,000 for federal income tax purposes and $1,202,000 for state income tax purposes which expire in the year 2010

     The Company has assessed its past performance, projected future operations, cost reduction programs consolidation of operations and sale of the Americana division. As a result, the Company has determined that it is more likely than not that the Deferred tax asset totaling $310,923 will be realized.

(8) LEASES

     The Company conducts its business on premises leased in various locations under leases that expire through the year 2000. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under noncancelable leases in effect at June 30, 1995 are set forth below:


                                             Operating           Capital
                                             Leases              Leases         Total
                                             ----------------------------------------------
1996                                           $380,859            $61,290        $442,149
1997                                            373,278             40,112         413,390
1998                                            349,954             13,460         363,414
1999                                            323,721              9,513         333,234
2000                                            192,021              9,513         201,534
Thereafter                                       40,280                  0          40,280
- -------------------------------------------------------------------------------------------
Total future minimum lease payments          $1,660,113           $133,888      $1,794,001
- -------------------------------------------------------------------------------------------

     Rent expense was $214,603 and $329,854 for the years ended June 30, 1994 and 1995, respectively.

     Capital leases included in property and equipment are for various computers and office equipment.


(9) RELATED-PARTY TRANSACTIONS

     The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from CRM. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission. In the case of auction, the hammer price of the sale, less the seller's commission (for lots valued at under $100,000; no sellers commission is payable for lots valued at over $100,000), is paid to CRM upon successful sale, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the years ended June 30, 1994 and 1995, such auction and private treaty sales (net of commission) amounted to $429,371 and $65,489, respectively.

     Greg Manning, Chairman and Chief Executive Officer of the Company, owns all of the outstanding shares of CRM common stock. Messrs. Manning and William Tully are executive officers of CRM and the Company. CRM owned 100% of the common stock of the Company prior to the May 1993 public offering, and at June 30, 1995, owned 37% of the shares of the Company's common stock.

     For the twelve month period ended June 30, 1994, CRM incurred total costs of $252,619 of which $225,903 were allocated to the Company pursuant to the Shared Services and Expenses Allocation Agreement. As of January 1, 1994, the Company ceased to share with CRM any services or related expenses under that agreement and, accordingly, no costs were allocated to the Company for the twelve month period ending June 30, 1995. As of June 30, 1995, all obligations due from CRM were paid in full.

     William J. Dolan, a director of the Company, loaned to the Company $300,000 for operating purposes, with repayment coming from commissions relating to consignments in the Company's auctions held on December 31, 1994 and March 31, 1995. Settlement of this arrangement was subsequently paid in August, 1995.

(10) DEBT

     On May 26, 1995, the Company entered into a revolving credit agreement with Brown Brothers Harriman & Co. ("Brown Brothers") pursuant to which Brown Brothers agreed to provide the Company with a credit facility of up to $6,000,000. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under the facility bear interest at the rate of 3/4% above Brown Brothers' base rate, which was 9% at June 30, 1995. Borrowings outstanding at June 30, 1995 aggregated $4,745,000 and are payable on demand. The initial borrowings under the facility were used to pay off outstanding amounts under the Company's previous credit facility.

     On June 29, 1995, the Company entered into a term loan arrangement with Brown Brothers pursuant to which it executed a promissory note in the principal amount of $375,000, bearing interest at the rate of 1 1/2% above Brown Brothers' base rate. Principal ($75,000 annually) plus interest under the note is payable in sixty equal monthly installments. This loan is personally guaranteed by the Chairman of the Company.

     The Company's obligations under the above revolving credit and term loan facilities are secured by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contain various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers.

     For the year ended June 30, 1995, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, Brown Brothers had the right under the credit agreement to demand immediate payment of all amounts outstanding without the otherwise applicable 120-day notice period.


(11) COMMITMENTS AND CONTINGENCIES

     On September 17, 1993, the Company purchased all of the outstanding shares of Ivy for cash, certain inventory and notes. In connection with this purchase, the Company has guaranteed the payment of rent under the real estate lease of the new subsidiary, which monthly rent in the aggregate for the next year totals approximately $123,700. This lease expires in August 2000. As part of the consideration in this purchase, the Company is required to pay additional amounts for fifteen years from the date of purchase depending upon the financial performance of Ivy. These additional amounts totaled $34,507 through June 30, 1995 and are accounted for as an increase to goodwill and amortized over the goodwill's remaining life. In addition, the Company with its purchase of certain assets of Harmer Rooke Galleries has entered into an additional contract whereby the payment of rent is guaranteed. The approximate annual amount of this lease is $98,000.

(12) SIGNIFICANT AGREEMENTS

AGREEMENTS WITH CRM

     CRM had historically been engaged in the business of acquiring collectibles (including collectibles of the type that are currently sold by the Company) and selling them both through direct sales and through consignments for sale at auction. Currently CRM no longer purchases any collectibles for resale. In the past, CRM has been an important source of property consigned to the Company for sale at auction. Although CRM continues to provide the Company with property, the amount in relation to the Company's overall business has been decreasing. For the year ended June 30, 1995, consignments by CRM accounted for $85,561, or less than 1% of the Company's aggregate sales, generating $20,072 in commission revenues, or less than 1% of aggregate revenues.

     Pursuant to an Inventory Acquisition and Non-Competition Agreement (the "CRM Inventory Agreement"), dated May 14, 1993, the Company was granted the right to accept on a consignment basis any or all collectibles in CRM's existing inventory on terms no less favorable than would be offered to third parties. The CRM Inventory Agreement provides that, with respect to all property from CRM's existing inventory that is accepted on consignment by the Company, the Company will receive from CRM a commission in the amount of 10% of the sales price (exclusive of any buyer's commission received by the Company); provided that the Company will receive no commission from CRM with respect to items valued at over $100,000 per lot (but will earn any commission or premium paid by the buyer). The inventory available for consignment to the Company pursuant to the CRM Inventory Agreement has been diminishing.

     The CRM Inventory Agreement also provides that CRM will not compete with the Company for the acquisition of collectibles from third parties that are suitable for acquisition by the Company from time to time for use in its business.

     CRM and the Company also entered into a Shared Services and Expense Allocation Agreement, dated as of July 1, 1992, pursuant to which the Company and CRM shared certain services and allocated between them the related costs and expenses. While the agreement by its original terms expired on July 1, 1995, the Company, as of January 1, 1994, began utilizing all of the facilities that had been shared under the agreement, hired the shared employees directly and began paying its other costs and expenses directly. As a result, as of January 1, 1994, the Company ceased to share with CRM any services or related expenses under the agreement or otherwise. As of April 1, 1994, the Company purchased from CRM all of the furniture and fixtures, decorative items, computer software and hardware and two vehicles that were assets formerly shared under the above agreement.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Mr. Greg Manning, Chief Executive Officer of the Company and Mr. William Tully, Executive Vice President of the Company. The agreement with Mr. Manning has a term which ended on June 30, 1995 and provided for Mr. Manning's services as President and Chief Executive Officer of the Company, with an annual salary of $150,000 for the year ended June 30, 1995, plus a bonus based on the net income before income taxes of the Company. The Company and Mr. Manning are continuing to operate as if the employment agreement had been extended, and expect to negotiate in the near future a new employment agreement on terms generally consistent with the prior employment agreement.

     The agreement with Mr. Tully, as amended, has a term ending on June 30, 1998 and provides for his services as Executive Vice President with an annual salary of $110,000 for the year ended June 30, 1995, plus an annual bonus based on the income before income taxes of the Company.

     The Company currently maintains a $1,000,000 life insurance policy on the life of Mr. Manning with benefits payable to the Company.




(13) SUPPLEMENTARY CASH FLOW INFORMATION

Following is a summary of supplementary cash flow information:


                                                     For the years ended June 30,
                                                  ----------------------------------
                                                  1994                     1995
                                                  ----------------------------------
Interest paid                                     $126,686                 $379,139
Income taxes paid                                  234,329                     -
Noncash investing and financing activities:
    Fixed assets under capital leases              107,765                   30,280
    Transfer of assets from CRM                    492,415                     -
    Business acquisitions
       Sellers notes issued                        586,982                     -
       Inventory transferred                       234,000                     -
       Liabilities assumed                         294,269                     -


(14) CAPITAL STOCK AND WARRANTS


     In May 1993, the Company completed a public offering (the "Public Offering") of 747,500 units of its securities (the "Units") at $6.25 per Unit. Each Unit consists of two shares of the Company's Common Stock and two callable common stock purchase warrants (the "Warrants"), each of which initially entitled the holder to purchase one share of common stock at an exercise price of $3.4375 per share. As of June 29, 1995, after taking into account certain adjustments, each Warrant entitles its holder to purchase 1.24 shares of Common Stock at a price of $2.7733 per share and is exercisable for a four year period commencing May 14, 1994. At June 30, 1995, none of these warrants had been exercised. In connection with the Public Offering, the Company issued to the underwriters in such offering 65,000 unit purchase warrants (the "Unit Purchase Warrants"), each of which initially entitled the holder to purchase, through May 14, 1998, one Unit (each consisting of two shares of Common Stock and two Underwriters' Warrants (as hereinafter defined)) at an exercise price of $10.31 per Unit. As of June 29, 1995, after taking into account certain adjustments, each Unit Purchase Warrant entitles the holder to purchase 1.45431 Units at an exercise price of $7.0893 per Unit. The warrants (the "Underwriters' Warrants") issuable upon exercise of the Unit Purchase Warrants will be subject to the same terms and conditions of the Warrants, except that the Underwriters' Warrants will not be freely transferable and will not be subject to repurchase by the Company. At June 30, 1995, none of the Unit Purchase Warrants or Underwriters' Warrants had been exercised.

     On November 4, 1994, in a private placement to certain "accredited" investors, the Company sold 257,500 shares of its common stock at $2.00 per share. For the purchase price, each investor also received a warrant (the "Purchaser Warrants"), exercisable through May 3, 1996, which initially entitled the holder to purchase one share of Common Stock at $1.75 per share (amended from $2.25 per share). The number of shares of Common Stock issuable upon exercise of the Purchaser Warrants was subsequently increased to 1.13 shares, and the exercise price was subsequently reduced to $1.5528 per share. In connection with such private placement, the Company also issued warrants (the "Agents' Warrants") to the placement agents in the private placement, which warrants were similarly adjusted to entitle the holders thereof to purchase, at any time prior to November 4, 1999, 72,720 shares of Common Stock at an exercise price of $1.74 per share. The Company registered the shares of Common Stock underlying the Purchaser Warrants and the Agent's Warrants under the Securities Act of 1933, as amended (the "Act"). At June 30, 1995, 50,000 of the Purchaser Warrants and none of the Agents' Warrants had been exercised. The Company received approximately $336,000 in net proceeds from the private placement offering.

     On June 29, 1995, the Company consummated an offshore offering for sale of 500,000 units of its securities (the "Regulation S Offering"). For a purchase price of $1.50 per unit, each purchaser received one share of the Company's Common Stock and one warrant to purchase an additional share at $1.50 per warrant (subject to certain adjustments), exercisable for two years from date of issuance. The Regulation S Offering was made solely to certain offshore investors in compliance with, and under the exemption to registration provided by, Regulation S under the Act. Net proceeds to the Company of the Regulation S Offering amounted to approximately $721,000. At June 30, 1995, none of the warrants issued in connection with the Regulation S Offering had been exercised.

STOCK OPTION PLAN

     The Company has a 1993 Stock Option Plan, as amended (the "Plan"), that provides for the grant of options to purchase shares of common stock to such officers, directors and employees of the Company, consultants to the Company, and other persons or entities as the Stock Option Committee (the Committee) of the Board of Directors shall select. A total of 650,000 shares of common stock has been reserved for issuance pursuant to the plan. The option exercise price per share shall be determined by the Committee in its sole discretion; provided, however, that the option exercise price of an option shall be at least 100% of the fair market value (as defined) of a share of common stock on the date the option is granted. Outlined below is a summary of the changes under the Plan:


                                                  Number              Option Prices
                                                  of Shares           Per Share
                                                  ----------------------------------
Outstanding at June 30, 1993                      257,500             $3.375
    Granted                                       135,000              3.875
    Exercised                                        -                   -
    Cancelled                                     (88,000)             3.375-3.875
                                                  ----------------------------------
Outstanding at June 30, 1994                      304,500              3.375-3.875
    Granted                                        80,000              2.00-2.375
    Exercised                                        -                   -
    Canceled                                      (77,000)             3.375 - 3.875
                                                  ----------------------------------
Outstanding at June 30, 1995                      307,500              $2.00- 3.375
                                                  ==================================
Exercisable at June 30, 1995                      113,750              $3.375
                                                  ==================================


     Unless otherwise determined by the Stock Option Committee of the Company's Board of Directors, each option shall become exercisable in four substantially equal installments, the first of which shall become exercisable on the first anniversary of the date of the grant, and the remaining three of which shall become exercisable, respectively, on the second, third and fourth anniversaries of the date of the grant.

CERTAIN ANTI-TAKEOVER PROVISIONS

     The Company's Certificate of Incorporation and by-laws contain certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company without negotiating with its Board of Directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company's securities. Certain of such provisions provide for a Board of Directors with staggered terms, allow the Company to issue preferred stock with rights senior to those of the common stock, or impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

(15) SUBSEQUENT EVENTS

     On August 23, 1995, the Company and Galleries entered into various agreements with Charles G. Moore Americana, Ltd. ("Moore Americana"), pursuant to which Galleries sold to Moore Americana all of the assets of the Galleries' Americana Division. (Mr. Charles Moore was formerly the director of that division.) The purchase price for the Americana Division consisted of (i) $210,000, payable over approximately two years, commencing September 30, 1995, and (ii) the sale of inventory, at an amount equal to the carrying value of such inventory (or approximately $480,500), payable over approximately one year commencing March 1, 1996. The inventory sale resulted in no gain or loss. The $210,000 purchase price was accounted for as a direct reduction of goodwill.

     In September 1995, the Company acquired, for an aggregate purchase price of $250,000, 13.1% or 4,500,000 shares of the outstanding common shares of Prime International Products, Inc., the parent company of Public Info/Comm Kiosk, Inc. , which is primarily engaged in the business of issuing prepaid telephone cards. The securities purchased by the Company , which were acquired directly from PICK, are restricted and accordingly are subject to significant restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, is a director of PICK.

     On August 1, 1995, the Company commenced an action in the Supreme Court of the State of New York against Gold Medal Auctions, Inc., an auction company, and Greg Stolow ("Gold Medal" and "Stolow", respectively, and together, the "Defendants"), claiming, among others things, that the Defendants were dissipating certain collateral which secured a debt owed by Gold Medal to the Company. The debt, in the amount of $630,000, had been incurred upon the purchase of certain rare stamps that Gold Medal had bought from the Company on credit and with the understanding that Gold Medal would pay the purchase price of such stamps and would grant the Company a security interest in the stamps (the "Collateral") until the debt was repaid. In the action, the Company requested that the Defendants be enjoined from the sale and disposition of the Collateral and/or the proceeds therefrom. On September 27, 1995, the parties to the lawsuit entered into a settlement agreement, providing for the payment by the defendants of an aggregate of $630,000 in certain installments over an extended period (in certain cases tied to the occurrence of certain auctions to be held by Gold Medal). The Company recorded an adjustment of approximately $149,000 in the fourth quarter to reduce the amount to its net present value. In connection with the settlement, the Defendants executed confessions of judgment in the event of any default under the settlement agreement, and Gold Medal agreed that it would not sell or otherwise transfer its business without the consent of the Company, subject to certain conditions.

             The remainder of this page was left blank intentionally

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III.


     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

    The following persons are all of the directors and executive officers of the Company:

     Greg Manning, age 49, has been Chairman of the Board of the Company since its inception in 1981 and Chief Executive Officer since December 8, 1992. Mr. Manning was the Company's President from 1981 until August 12, 1993. Mr. Manning also has been Chairman of the Board and President of CRM since its inception, which he founded as "Greg Manning Company, Inc." in 1961. Mr. Manning is currently on the Board of Directors of the State Bank of South Orange, New Jersey and is Chairman of the bank's audit committee and member of the bank's executive committee.

     William T. Tully, Jr., age 49, has been Executive Vice President of the Company since August 14, 1994. From August 12, 1993 to August 14, 1994, Mr. Tully was Chief Operating Officer. From the Company's inception in 1981 until August 14, 1994, Mr. Tully was Secretary and Treasurer of the Company, and from December 8, 1992 until August 14, 1994, Mr. Tully was a director. Mr. Tully was Executive Vice President of the Company since its inception in 1981 until August 12, 1993. Mr. Tully has been Executive Vice President of CRM from August 1990, and has served CRM in other management capacities since 1974.

     David C. Graham, age 55, has been a Senior Vice President of the Company since August 1990 and has been Senior Vice President of CRM since August 1990. Mr. Graham has served the Company and CRM in various capacities since September 1978. Mr. Graham has been a licensed auctioneer since 1965. Prior to joining the Company, Mr. Graham was employed by H.R. Harmer, a public auction house, from 1955 to 1977.

     Robert J. Gesso, age 43, has been Secretary of the Company since September 12, 1994. Mr. Gesso was the secretary, treasurer and controller of Y & S Candies, Inc. from 1985 to 1994.

     Daniel M. Kaplan, age 50, was retained by the Company to serve as Chief Financial Officer on October 18, 1995. Mr. Kaplan served as controller of Horowitz Rae Book Manufacturers, Inc. from 1994 to 1995, as controller of Apex One, Inc. during 1993 and as a private management consultant from 1991 to 1993. Mr. Kaplan was associated with Spectra Physics, Inc. and The Newark Group, Inc. from 1976 to 1991.

     William J. Dolan, age 46, has been a director of the Company since December 8, 1992. Mr. Dolan has been President of Dolan/Wohlers, a printing company which he co-founded, since 1973. In 1990, Mr. Dolan co-founded Limtech, Inc., a manufacturer and distributer of printing chemicals, and has served as its President since its inception.

     Scott S. Rosenblum, age 46, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991) in the law firm of Kramer, Levin, Naftalis, Nessen, Kamin & Frankel, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

     The Company's directors are elected at the annual meeting of stockholders. The Certificate of Incorporation provides that the members of the Board of Directors be divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Accordingly, only those directors of a single class can be changed in any one year and it would take elections in three consecutive years to change the entire Board. Messrs. William Dolan and Scott S. Rosenblum have been elected to serve until the 1995 annual meeting of stockholders. Greg Manning has been elected to serve until the 1995 annual meeting of stockholders. When and if a nominee is designated by the underwriters for election to the Board of Directors, he or she would be elected as part of the class serving until either the 1995 annual meeting of stockholders or the class with the then longer remaining term consistent with the requirements for equal class size. The Certificate of Incorporation also provides that directors may be removed only for cause and that any such removal must be approved by the affirmative vote of at least a majority of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors. While the Company believes that the foregoing provisions are in the best interests of the Company and its stockholders, such requirements may have the effect of protecting management against outside interests and in retaining its position.

     There are no family relationships among any of the directors or executive officers of the Company.

     The following sets forth the name of each officer, director and beneficial owner of more than 10% of the Common Stock of the Company who failed to file on a timely basis, as described on Forms 3, 4 and 5 and amendments thereto furnished to the Company, reports required by Section 16 (a) of the Securities Exchange Act of 1934 during the year ended June 30, 1995 and prior years and, for each such person, the number of late reports, the number of transactions that were not reported on a timely basis and any known failure to file a required form:

     Greg Manning (director, officer and owner of all of the outstanding shares of Common Stock of CRM, which owns in excess of 10% of the Company's outstanding Common Stock): For year ended June 30, 1993, one late report and one transaction not reported on a timely basis.

     William T. Tully, Jr. (director and officer): For year ended June 30, 1993, one late report and one transaction not reported on a timely basis. For year ended June 30, 1994, one late report and two transactions not reported on a timely basis. For year ended June 30, 1995, one late report and one transaction not reported on a timely basis.

     David C. Graham (officer): For year ended June 30, 1993, one late report and one transaction not reported on a timely basis.

     Robert J. Gesso (officer): For year ended June 30, 1995, one late report.

ADVISORY COMMITTEE

     The Company has an advisory committee (the "Advisory Committee") that includes prominent collectors and other individuals involved in the philatelic and collectibles business, with whom Mr. Manning has developed relationships over the years. The members of the Advisory Committee individually meet from time to time with the Company's Chairman and Chief Executive Officer to discuss current trends or developments in the collectibles market. Members of the Advisory Committee receive no compensation for their services, and their availability is subject to their personal schedules and other time commitments. The Company reimburses members for their reasonable out-of-pocket expenses in serving on the Advisory Committee.


     The Company believes that the members of the Advisory Committee have no fiduciary or other duties, obligations or responsibilities to the Company or its stockholders, and they will not acquire any such duty, obligation or responsibility as a result of any meeting or consultation they may have with management of the Company. Each member of the Advisory Committee has entered into an agreement with the Company which, among other things, confirms that the member has no such duty, obligation or responsibility, but also commits the member to keep confidential and not disclose (or in any manner use for personal benefit or attempt to profit from) any non-public information relating to the Company that the member receives in such capacity, except to the extent that disclosure is required by applicable law or legal process or to the extent the information becomes public other than as a result of a breach of any member's confidentiality agreement. The members serve at will and may resign, or be asked to discontinue their services, at any time.

     The  members  of  the  current  Advisory   Committee  and  their  principal
occupations are as follows:

     Alan L. Belinkoff, age 58, is a Certified Public Accountant and Managing Partner of Belinkoff and Barry, a public accounting firm in Los Angeles, California. He is an officer and trustee of the Union American Hebrew Congregations and serves as a board member of various charitable organizations. Mr. Belinkoff has been a life-long collector of stamps and other collectibles and has formed several important stamp collections.

     Anthony L. Bongiovanni, Jr., age 36, is President of Micro Strategies, Incorporation, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

     Sir Ronald Brierley, age 57, is Founder/President of Brierley Investments, Limited, a publicly held New Zealand investment company. Sir Ronald is also Chairman of GPG P/C, an investment company based in London, England. Sir Ronald serves on the boards of Advance Bank, Australia, Ltd., Adriadne Australia Ltd., Australia Oil & Gas Corporation, Ltd., and the Australian Gaslight Company, and he is also a trustee of Sydney Cricket and Sports Ground Trust. Sir Ronald has had a life-long interest in stamps, beginning as a schoolboy, when he formed Kiwi Stamp Company and acquired a dealer's certificate from the New Zealand Stamp Dealers Federation. Sir Ronald has been selling and collecting stamps since that time, and in 1989, he acquired a significant interest in Stanley Gibbons, Ltd., a world renown stamp company located in London, England.

     Robert G. Driscoll, age 63, has been Chief Executive Officer (since 1981) of Barrett & Worthen, Inc. and the Brookman Stamp Company of Bedford, New Hampshire, both of which are engaged in the business of buying and selling stamps. Mr. Driscoll served as Vice President of H.E. Harris Company, a subsidiary of General Mills from 1978 to 1981, after having founded R&R Stamp Company in 1958 and serving as its President until it was sold in 1978 to General Mills. Mr. Driscoll is a past President of the American Stamp Dealers Association (from 1977 to 1978) and is a lifetime member of the American First Day Cover Society. He has been a member of the American Philatelic Society for over 45 years.

     Herman Herst, Jr., age 86, is recognized as the most prolific philatelic author in the world, and has written numerous articles on philately and has authored several stamp related books, including Nassau Street. Mr. Herst was President of Herman Herst Jr. Auctions Inc., a public auction house (from 1934 to 1972) and conducted a private retail stamp business as a sole proprietorship. He was also an active philatelic auctioneer for many years, until his semi-retirement in 1981. He is a former President of the Society of Philatelic Americans and served two terms on the Board of Directors of the American Stamp Dealers Association. Among his many accomplishments, Mr. Herst received the John Luff Award from the American Philatelic Society, the merit award from the Society of Philatelic Americans and the Collectors Club of New York's award for Service to Philately. He is currently a senior member of the American Society of Appraisers, an honorary life member of the Philatelic Traders' Society of London and an honorary life member of the American Stamp Dealers Association, a life member of the Philatelic Traders' Society of London and an honorary life member of the Writer's Unit of the American Philatelic Society. He is also the only American stamp dealer to have ever served on the council of the Philatelic Traders' Society of London.


     Herbert LaTuchie, age 76, is President of House of Collectors, a retail collectibles business, as well as President of Herb LaTuchie Auctions, a public auction house of stamps. He was Chairman of the Board and Chief Executive Officer (from 1954 to 1986) of Modern Builders Supply Company, Inc. and Modern Manufacturing, Inc., the latter of which is one of the ten leading distributors of building products in the United States. Mr. LaTuchie has been a life-long collector of rare stamps, and he also collects sheet music and other paper collectibles.

     Joseph Levy, Jr., age 69, is president of Levy Venture Management, a real estate rental development group involved in automotive retailing real estate in three states. He is also a real estate developer of several properties located in Illinois. Prior to joining Levy Venture Management, Mr. Levy was President of Walton Chrysler-Plymouth (from 1953 to 1960), a car dealership in Chicago, Illinois, and of Carol Buick (from 1961 to 1984), a car dealership in Evanston, Illinois. He serves as a director of the Evanston Historical Society. He is also a trustee of Evanston Hospital and the Culver Educational Foundation, a trustee of the Chicago Historical Society and the Levy Senior Centers. Mr. Levy is a collector of stamps, coins, watches and other collectibles.

     Hector D. Wiltshire, age 53, is President and CEO of Wiltshire Technologies, Inc., a high technology venture capital and consulting group, and is an experienced collector of rare stamps. Mr. Wiltshire is a member of the Association of Certified and Corporate Accountants (A.C.C.A) and the British Computer Society (M.B.C.S.). Mr. Wiltshire holds degrees in Executive Business Administration and marketing.

Item 10.                       EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the compensation for services in all capacities for the fiscal years ended June 30, 1995, June 30, 1994 and June 30, 1993 of those persons who were, during all or part of the fiscal year ended June 30, 1995, the chief executive officer and the three executive officers of the Company or its wholly owned subsidiary who received compensation in excess of $100,000 in fiscal year ended June 30, 1995.


                                   Annual Compensation                                         Long Term Compensation
                                   ------------------                                     ------------------------------------------
                                                                                          Awards                         Payouts
                                                                                          ------------------------------------------
                                                                   Other                  Restricted     Options
Name and Principal                                                 Annual                   Stock        SAR's (#)      LTIP
  Position                    Year    Salary      Bonus         Compensation                Awards         (5)          Payouts
- ------------------------------------------------------------------------------------------------------------------------------------
Greg Manning,                 1995    $150,000    0(1)                                    None           None           None
Chairman of the Board,        1994    $100,496    $5,777(1)                               None           None           None
Chief Executive Officer &     1993    $ 55,628(2) $2,968(1)        (3)                    None           100,000        None
President(4)
- ------------------------------------------------------------------------------------------------------------------------------------
Michael Haynes,               1995    $140,302    0(1)                                    None           N/A            None
Chief Financial Officer       1994    $124,350    $1,718(1)                               None           50,000         None
and President (4)             1993    N/A         N/A              (3)                    N/A            N/A            N/A
- ------------------------------------------------------------------------------------------------------------------------------------
William T. Tully,             1995    $114,223    0(1)                                    None           50,000         None
Chief Operating Officer &     1994    $105,419    $3,468(1)                               None           None           None
Executive Vice President      1993    $ 41,106(2) $1,781(1)        (3)                    None           50,000         None
(4)
- ------------------------------------------------------------------------------------------------------------------------------------

     (1) Employment agreements with Messrs. Manning and Tully provide for an annual bonus equal to 8.33% and 5.0%, respectively, of the net income before income taxes of the Company in excess of $700,000 (and, in the case of Mr. Manning, 10% of such net income in excess of $1,000,000), for fiscal years 1995, 1994 and 1993, in each case subject to certain limitations. The employment agreement with Mr. Haynes provided for an annual bonus for fiscal years 1994 and 1995 equal to 5.0% of the net income before income taxes of the Company in excess of $735,000, subject to certain limitations. See "Executive Compensation
- -- Employment Agreements and Insurance."

     (2) The amounts shown reflect an allocation of $42,166 and $30,337 of compensation paid by CRM to Messrs. Manning and Tully, respectively.

     (3) The Company has concluded that the aggregate amount of perquisites and other personal benefits, if any, paid to each of the executive officers named in the table for the 1993, 1994 and 1995 fiscal years did not exceed the lesser of 10% of such officer's total annual salary and bonus for such years or $50,000; such amounts are not included in the table.

     (4) Mr. Haynes resigned as President and Chief Financial Officer on March 6, 1995. Pursuant to the severance agreement (the "Haynes' Severance Agreement") between Mr. Haynes and the Company, the Company continued to pay Mr. Haynes' salary at termination until August 6, 1995. Payments made to Mr. Haynes following June 30, 1995 pursuant to this agreement aggregated approximately $16,000. Following Mr. Haynes' resignation, Mr. Manning assumed the duties of President of the Company and Mr. Tully assumed the duties of Chief Operating Officer of the Company.

     (5) Each option represents a right to receive one share of the Company's Common Stock.

The Company has no long-term incentive plan.

Option Grants Table for Fiscal 1995

     The following table sets forth information concerning stock option grants made during the fiscal year ended June 30, 1995 under the 1993 Stock Option Plan, as amended, of the Company (the "Stock Option Plan") to the executive officers named in the Summary Compensation table. These grants are also reflected in the Summary Compensation Table. The Company has not granted any stock appreciation rights.




                                                        Individual Grants
                                                        -----------------
                                                  % of Total
                                                   Options
                                                  Granted to
                                Options            Employees      Exercise
                              Granted(#)           in Fiscal        Price          Expiration
Name                              (3)               1995(2)       ($/Share)           Date
- -----------------------------------------------------------------------------------------------
Greg Manning                       0                   0%            N/A              N/A
- -----------------------------------------------------------------------------------------------
Michael R. Haynes(1)               0                   0%            N/A              N/A
- -----------------------------------------------------------------------------------------------
William T. Tully, Jr.(2)       50,000                 100%         $2.00        March 16, 2005
- -----------------------------------------------------------------------------------------------



     (1) Mr. Haynes resigned as President and Chief Financial Officer on March 6, 1995.

     (2) On March 16, 1995, Mr. Tully, Chief Operating Officer and Executive Vice President of the Company, was granted, pursuant to the Stock Option Plan, an option to purchase 50,000 shares of Common Stock at an exercise price of $2.00 per share, the market price on the day of the grant. The option was granted subject to a one-year vesting period, with 100% of the option granted becoming exercisable on the first anniversary of the grant date.

     (3) Each option represents a right to receive one share of the Company's Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

     The following table sets forth information regarding the exercise of stock options during the last fiscal year by the executives named in the Summary Compensation Table and the fiscal year-end value of unexercised options.



                                                                                 Value of
                                                            Number of           Unexercised
                                                            Unexercised         In-the-Money
                         Shares Acquired      Value         Options at           Options at
Name                       on Exercise       Realized       June 30, 1995       June 30, 1995
- ---------------------------------------------------------------------------------------------
Greg Manning                None               N/A          100,000 (50,000          0
                                                            unexercisable)
- ---------------------------------------------------------------------------------------------
Michael R. Haynes (1)       None               N/A          0                        N/A
- ---------------------------------------------------------------------------------------------
William T. Tully, Jr.       None               N/A          100,000 (75,000          0
                                                            unexercisable)
- ---------------------------------------------------------------------------------------------

     (1) Pursuant to the terms of the Haynes' Severance Agreement, all of the Options previously granted to Mr. Haynes were returned to the Company for cancellation. None of such Options had been exercised.

COMPENSATION OF DIRECTORS

     The Company currently reimburses each director for expenses incurred in connection with his attendance at each meeting of the Board of Directors or a committee on which he serves.

EMPLOYMENT AGREEMENTS AND INSURANCE

     The Company has entered into employment agreements with each of Messrs. Manning and Tully. The agreement (dated January 5, 1996, but effective as of June 30, 1995, the date his prior employment agreement terminated) with Mr. Manning provides for his services as President and Chief Executive Officer for a term ending June 30, 1997. The agreement provides, among other things, for a salary equal to $175,000 per annum and a bonus equal to 10% of the Company's net income before income taxes between $500,000 and $2,000,000 (subject to increase by the Board of Directors). Mr. Manning received from the Company a base salary of $100,000 for each of fiscal years 1993 and 1994 and $150,000 for fiscal year 1995, and a bonus of $5,777, $2,968 and $0 for the first, second, and third years, respectively, based on 8.33% of the Company's audited pre-tax income above $700,000 (increasing to 10% of such pre-tax income above $1,000,000) in each such year, as calculated excluding the formula-based bonus payable to either of Messrs. Manning or Tully.

     On September 20, 1993 the Company amended Mr. Tully's employment agreement, extending the term to June 30, 1998 and increasing the base salary to $110,000 per year, with an annual increases equal to the increase in the Consumer Price Index plus 1.5%, plus a bonus based on 5% of the Company's audited pre-tax income above $700,000 in each such year, as calculated excluding the formula-based bonus payable to either of Messrs. Manning or Tully. The limits to the cash bonuses for fiscal years ending 1993, 1994 and 1995 were $15,000, $25,000 and $40,000, respectively. Pursuant to the amendment, the limit to the cash bonuses for the fiscal years ending 1996, 1997 and 1998 is $50,000 for each year. Mr. Tully is also entitled to a vehicle for business use. The Company again amended Mr. Tully's employment agreement on August 4, 1994, pursuant to which Mr. Tully's base salary was fixed at $110,000 per year with no annual adjustment for changes in the Consumer Price Index. On March 6, 1995 Mr. Tully assumed the duties of Chief Operating Officer as well as Executive Vice President. Messrs. Manning and Tully are both eligible to participate in any employee benefit plan and fringe benefit programs, if any, as may be maintained by the Company for its employees generally from time to time.

     Each employment agreement also provides that in the event the agreement is terminated as a result of disability (as defined therein) or death, Mr. Manning and Mr. Tully will receive from the Company compensation equal to 66-2/3% of such executive's annual base salary and the executive's cash bonus for a period of 12 months.

     Messrs. Manning and Tully is each permitted to devote some working time to the business of CRM, so long as, in the judgment of a majority of the Company's disinterested directors, it does not interfere with his complete and faithful performance of his duties to the Company. The Company expects that substantially all of Messrs. Manning and Tully's time will be devoted to the Company.

     The Company currently maintains a $1,000,000 term life insurance policy on the life of Greg Manning with benefits payable to the Company.

     The Company offers basic health, major medical and life insurance to its employees. No retirement, pension or similar program has been adopted by the Company.

INDEMNIFICATION OF DIRECTORS AND OFFICERS


     The Company's Restated Certificate of Incorporation includes certain provisions permitted pursuant to the New York Business Corporation Law (the "NYBCL"), whereby officers and directors of the Company are to be indemnified against certain liabilities. The Restated Certificate of Incorporation also limits to the fullest extent permitted by the NYBCL a director's liability to the Company or its Shareholders for monetary damages for breach of any duty as a director, except for certain instances of bad faith, intentional misconduct, a knowing violation of any law or illegal personal gain. This provision of the Restated Certificate of Incorporation has no effect on any director's liability under Federal securities laws or the availability of equitable remedies, such as injunction or recision, for breach of fiduciary duty. The Company believes that these provisions will facilitate the Company's ability to continue to attract and retain qualified individuals to serve as directors and officers of the Company.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREG MANNING AUCTIONS, INC.
Date:  August 29, 1996

Greg Manning
Chairman of the Board
Chief Executive Officer & Director

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Date:  August 29, 1996



Greg Manning
Chairman of the Board
Chief Executive Officer and Director
(Principal Executive Officer)


Daniel M. Kaplan
Chief Financial Officer
(Principal Financial Officer)


William J. Dolan
Director


David C. Graham
Senior Vice President


William T. Tully, Jr.
Executive Vice President


Scott S. Rosenblum
Director


Robert J. Gesso
Secretary