Form 10QSB/A
period 1995-09-30
GREG MANNING AUCTIONS INC
filed 1996-08-29
CIK 895516

_____________SECURITIES AND EXCHANGE COMMISSION______________

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1995

                                       OR

     [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______


                         COMMISSION FILE NUMBER 1-11988


                           GREG MANNING AUCTIONS, INC.
        (Exact name of Small Business Issuer as specified in its Charter)


          NEW YORK                                              22-2365834
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                               Identification No.)


       775 PASSAIC AVENUE
       WEST CALDWELL, NEW JERSEY                                        07006
(Address of principal executive offices)                             (Zip Code)


Issuer's telephone number, including area code:  (201) 882-0004

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No


Transitional Small Business Disclosure Format (check one): YES NO X

GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (Unaudited)

                   TABLE OF CONTENTS
             Consolidated Balance Sheet -September 30, 1995 (Unaudited)

             Consolidated Statements of Operations and Retained Earnings - Three-month Periods ended
             September 30, 1994 (Unaudited) and
             September 30, 1995 (Unaudited)

             Consolidated Statements of Cash Flows -
             Three-month Periods ended
             September 30, 1995 (Unaudited) and
             September 30, 1994 (Unaudited)

             Notes to Consolidated Financial Statements as of September 30, 1995

Item 2.   Management's Discussion and Analysis



                                 GREG MANNING AUCTIONS, INC.
                                 CONSOLIDATED BALANCE SHEET
                                     SEPTEMBER 30, 1995
                                         (UNAUDITED)

                                  ASSETS
Current assets:
Cash and cash equivalents                                                         $   567,745
Accounts receivable
   Auctions receivables                                                             5,258,285
   Advances to consignors                                                           1,713,065
   Other receivables                                                                  139,347
Inventories                                                                         3,941,189
Due from affiliate - CRM                                                               12,927
Income taxes receivable                                                               641,236
Deferred tax asset                                                                     60,531
Prepaid expenses                                                                      368,752
                                                                           -------------------
      Total current assets                                                         12,703,077
Property and equipment, net                                                           871,202
Goodwill, net                                                                       1,795,981
Other assets                                                                        1,108,275
                                                                           -------------------
      Total assets                                                                 16,478,535
                                                                           ===================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Demand notes payable to bank                                                      $ 4,706,000
Loans payable - current portion                                                       144,277
Payable to third party consignors                                                   3,731,751
Accounts payable                                                                    1,120,384
Accrued expenses and other current liabilities                                        257,276
Income taxes payable                                                                  164,508
                                                                           -------------------
      Total current liabilities                                                    10,124,196
Loans payable - long term portion                                                     404,463
                                                                           -------------------
      Total liabilities                                                            10,528,659
Commitments and contingencies (Notes 8, 10, 11 and 12)

Preferred stock, $.01 par value. Authorized
   10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
   20,000,000 shares;  3,607,661 issued and outstanding
                                                                                       41,308
Additional paid in capital                                                          6,414,449
Accumulated deficit                                                                  (505,881)
                                                                          -------------------
      Total stockholders' equity
                                                                                    5,949,876
                                                                           -------------------
      Total liabilities and stockholders' equity                             $     16,478,535
                                                                           ===================

                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                                  THREE MONTH PERIOD
                                                                                  ENDED SEPTEMBER 30
                                                                          ----------------------------------
                                                                               1994              1995
                                                                          ----------------  ----------------
Operating revenues
    Sales of merchandise                                                    $   1,550,244     $   1,111,370
    Commissions from third parties                                                725,408           681,045
    Commissions from affiliate consignor- CRM                                      10,742             1,065
                                                                          ----------------  ----------------
                                                                                2,286,394         1,793,480
                                                                          ----------------  ----------------
Operating expenses
    Cost of merchandise sold                                                    1,061,752           840,563
    General and administrative                                                  1,076,983         1,135,201
    Marketing                                                                     213,224           102,453
                                                                          ----------------  ----------------
                                                                                2,351,959         2,078,217
                                                                          ----------------  ----------------
        Operating profit (loss)                                                   (65,565)         (284,737)

Other income (expense)
    Interest income and other income                                              (12,356)           94,510
    Interest expense                                                              (75,965)         (131,127)
                                                                          ----------------  ----------------
        Income (loss) before income taxes                                        (153,886)         (321,354)

Provision (benefit) for income taxes                                              (58,403)         (127,588)
                                                                          ----------------  ----------------
        Net income (loss)                                                  $     (95,483)      $   (193,766)
Retained earnings, beginning of period                                           515,040           (312,115)
                                                                          ----------------  ----------------
Retained earnings, end of period                                           $     419,557       $   (505,881)
                                                                          ================  ================
Weighted average number of shares outstanding                                  2,795,000           3,915,336
                                                                          ================  ================
Net income(loss) per common share                                          $       (0.03)      $      (0.05)
                                                                          ================  ================

                              See accompanying notes to financial statements.

                           GREG MANNING AUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        THREE-MONTH PERIOD
                                                                                        ENDED SEPTEMBER 30,
                                                                                ------------------------------------
                                                                                        1994                1995
                                                                                ----------------    ----------------
Cash flows from operating activities
     Net income (loss)                                                           $     (95,483)       $   (193,766)
     Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                                   38,816              85,312
        Provision for bad debts                                                                           (105,000)
        Deferred tax asset                                                                                 250,392
        Changes in assets (increase) decrease:
            Auctions receivables                                                       485,909           3,358,517
            Advances to consignors                                                    (280,659)           (475,861)
            Income taxes receivable                                                                       (377,980)
            Other receivables                                                          (34,523)             (3,791)
            Inventories                                                               (187,339)         (1,242,366)
            Due from affiliate - CRM                                                     7,015             (12,927)
            Prepaid expenses                                                          (337,415)             47,392
            Other assets                                                                 2,815              32,304
        Changes in liabilities (decrease) increase:
            Payable to third-party consignors                                          609,281          (1,965,972)
            Accounts payable                                                          (931,807)            162,123
            Customer deposits                                                         (311,624)            (79,720)
            Accrued expenses & other liabilities                                       306,472             103,424
                                                                                ----------------    ----------------
            Net cash used in operating activities                                     (728,542)           (417,919)
                                                                                ----------------    ----------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                                    (3,639)            (45,951)
     Purchase of Ivy                                                                                       (11,162)
     Purchase of Prime International, Inc. stock                                                          (250,000)
                                                                                ----------------    ----------------
        Net cash used in investing activities                                           (3,639)           (307,113)
                                                                                ----------------    ----------------
Cash flows from financing activities:
     Repayment of loans payable                                                        (26,167)           (336,678)
     Repayment of notes payable                                                                            (39,000)
     Net proceeds from issuance of stock                                                                   711,654
                                                                                ----------------    ----------------
        Net cash provided by financing activities                                     (26,167)             335,976
                                                                                ----------------    ----------------
     Net decrease in cash and cash equivalents                                        (758,348)           (389,056)
 Cash and cash equivalents at beginning of period                                    1,305,774             956,801
                                                                                ================    ================
Cash and cash equivalents at end of period                                       $     547,426       $     567,745
                                                                                ================    ================

                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                   (UNAUDITED)

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

         The accompanying consolidated balance sheet as of September 30, 1995 and related consolidated statements of operations and retained earnings for each of the three month periods ended September 30, 1994 and 1995 and of cash flows for the three month periods then ended have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto included in the Company's Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission.

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

Business Segment

         The Company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:


                                         For the three months ended
                                               September 30,                  Percentages
                                      --------------------------------   ---------------------
                                           1994              1995           1994      1995
                                      --------------------------------   ---------------------
          Aggregate Sales               $ 5,491,764     $ 5,201,509          100%      100%
                                      ================================   =====================
             By source:
                A. Auction               $ 3,913,354      $ 4,090,139           71%       79%
                B. Sales of inventory      1,550,244        1,111,370           28%       21%
                C. Private treaty             28,166           -                 1%        0%
                                      --------------------------------   ---------------------
             By market:
                A. Philatelics           $ 4,492,614      $ 4,583,934           82%       88%
                B. Sports collectibles       243,249          221,282            4%        4%
                C. Other collectibles        755,901          396,293           14%        8%
                                      --------------------------------   ---------------------

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over forty years. Total accumulated amortization at September 30, 1995 was $90,761. The recoverability of goodwill is evaluatedat each balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

Investments

         The  Company  accounts  for  marketable   securities  pursuant  to  the
Statement of Financial Accounting Standards (FAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this Statement, the Company's marketable securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses on marketable securities are credited or charged to a separate component of

Stockholders' Equity. At September 30, 1995 the fair value of the Company's marketable securities approximated its cost.

         Other investments consisted of nonmarketable investments in private companies and venture capital partnerships, which are carried at the lower of cost or net realizable value.




Net Income (Loss) per Common Share

         Net income (loss) per common share of the Company's Common Stock ("Common Stock") is computed using the weighted average number of common shares outstanding for each period. Outstanding stock options and warrants in the three month periods ended September 30, 1994 and 1995 are considered common stock equivalents but are excluded from earnings per common share computations because they are antidilutive.

(3) Inventories

         Inventories as of September 30, 1995 consisted of the following:

             Stamps                                            $1,975,729
             Sports Cards and Sports Memorabilia                  473,065
             Antiquities                                        1,492,395
                                                            --------------
                                                               $3,941,189
                                                            ==============


(4) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM") which owned approximately 31.5%, as of September 30, 1995, of the Company's Common Stock. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission. In the case of auction, the hammer price of the sale, less the seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the three months ended September 30, 1995, such auction and private treaty sales (net of commission) were not material.

(5) Debt

         The Company is a party to a secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At September 30, 1995, borrowing under the revolving credit facility and term loan totaled $4,706,000 and $368,750 respectively. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. For the three months ended September 30, 1995, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, BBH&Co. had the right under the credit agreement to demand immediate payment of all amounts outstanding without the otherwise applicable 120-day notice period. The Company believes that at March 31, 1996, it was in compliance with such guidelines.


(6) Sale of Galleries' Americana Division

         On August 23, 1995, the Company and Galleries entered into various agreements with Charles G. Moore Americana, Ltd. ("Moore Americana"), pursuant to which Galleries sold to Moore Americana all of the assets of the Galleries' Americana Division. (Mr. Charles Moore was formerly the director of that division.) The purchase price for the Americana Division consisted of (i) $210,000, payable over approximately two years, commencing September 30, 1995, and (ii) the sale of inventory, at an amount equal to the "original cost value" of such inventory (or approximately $480,500), payable over approximately one year, commencing March 1, 1996. The inventory sale resulted in no gain or loss. The $210,000 purchase price was accounted for as a direct reduction of goodwill.

(7) Supplementary Cash Flow Information


     Following is a summary of supplementary cash flow information:


                                        FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                       1994                 1995
                                                       ----                 ----
Interest paid                                      $ 75,965            $ 131,127

Noncash investing and financing activities:
         Fixed assets under
         capital leases                                                   78,839
Receivables from
         sale of division                                                210,000

(8) Marketable Investments

         In September 1995, the Company acquired, for an aggregate purchase price of $250,000, 13.1% or 4,500,000 shares of the outstanding common shares of Prime International Products, Inc.("PICK"), the parent company of Public Info/Comm Kiosk, Inc. , which is primarily engaged in the business of issuing prepaid telephone cards. (At August 28, 1996, the Company owned 4,112,289 or 9.4% of the outstanding common stock of PICK.) The securities purchased by the Company , which were acquired directly from PICK, are not registered and accordingly are subject to significant restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, is a director of PICK.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         GENERAL

         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties). During the three month period ended September 30, 1995, the Company earned a commission of 15% from the buyers in all markets except for sports cards which is a 10% premium.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and such expenses directly incurred by the Company relating to general and administrative expenses and marketing expenses for the three months ended September 30, 1994 and 1995. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

THREE MONTHS ENDED SEPTEMBER 30,1995
COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30,1994


         The Company recorded a decrease in revenues of $492,914 (22%), from $2,286,394 for the three months ended September 30, 1994 to $1,793,480 for the three months ended September 30, 1995. This decrease was primarily attributable the decrease in revenues from the sale of the Company's inventories of $438,874 ( 19%) for the three month period ended September 30,1995 compared to the prior year. This decrease in revenues from the sales of the Company's inventory was in addition to a decrease in commission revenues of $54,040 (2%).

         OPERATING EXPENSES. The Company's operating expenses totaled $1,237,654, exclusive of cost of merchandise sold, for the three months ended September 30, 1995, and represented a decrease of $52,553 (or 2.5%) from $1,290,207 for the three months ended September 30, 1994. General and administrative costs incurred by the Company for the three months ended September 30, 1995 increased $58,218 over the three months ended September 30,1994. The increase in General and Administrative costs by the Company reflects the increased size of operations as a result of the acquisitions of both Greg Manning Galleries and Ivy and Mader as well as the costs associated with integrating operations into the Company. With this transition substantially completed during the quarter ended September 30, 1995, management feels that permanent cost containment in personnel reduction, outside consulting, professional fees and communications can be achieved going forward. The costs of integrating operations which are not expected to recur aggregate approximately $155,000. Marketing costs have declined due to management's effort in reducing costs pertaining to auctions and generally better economies of scale. In particular, the Company has designated one employee to coordinate all catalogues for each of its businesses and is generally printing fewer catalogues for each auction.

         Interest expense increased from $75,965 in the three months ended September 30, 1994 to $131,127 for the three months ended September 30, 1995, primarily as a result of the borrowing by the Company under a new loan agreement. The borrowing under such loan agreement were utilized to support the expanded operations of the Company, including the increase in advances to consignors, auctions receivable and the increase in inventory.

         The gross margins on the sales of the Company's inventory decreased by $217,680 (45%) in the three months ended September 30, 1995 compared to the three months ended September 30, 1995. This decrease in gross margins was largely attributable the sale of the Galleries's Americana Division. During the three months ended September 30, 1995, Americana had a decrease in sales of inventory of $262,714 resulting in a reduction of gross margin of $89,605 as compared to the three months ended September 30, 1994.

         NET INCOME: The Company recorded a loss before taxes of $321,354 for the three months ended September 30, 1995 compared to a loss before taxes of $153,886 for the three months ended September 30, 1995. The increase is primarily due to costs incurred in the Americana division during the quarter ended September 30, 1995 prior to the sale of the division, amounting to approximately $147,000 and the gross margin of inventory sold during the three months ended September 30, 1995 for other than Americana sales being 6.3% lower than the year ended June 30, 1995, resulting in a reduction of gross margin of $67,500.

LIQUIDITY AND CAPITAL RESOURCES

             At September 30, 1995, the Company's working capital position was $2,578,881 compared to $2,144,596 as of June 30, 1995. This increase of $434,285 was primarily due to a larger than usual investment in inventory purchases during the three months ended September 30, 1995. These purchase do not reflect a change in the emphasis of the Company's operations, but rather an unusual opportunity of which the Company determined would be in its best interests to take advantage.

         The Company experienced a negative cash flow from investing activities for the three months ended September 30, 1995 of $307,113, which was attributable primarily to the purchase of 4,500,000 shares of common stock of PICK in the amount of $250,000.

         The Company received net proceeds of $711,654 as a result of the exercise of warrants issued in connection with the November 1994 private placement offering and the June 1995 Regulation S Offering.

         The Company uses its working capital to fund short term advances to consignors and to pay expenses associated with its auctions. As a result of providing such consignor advances, the Company's cash flows may be adversely impacted at any point in time, but are replenished upon settlement of the auction.

         The Company's need for liquidity and working capital is expected to increase as a result of its proposed business expansion activities. In addition to the need for such capital, and to enhance the Company's ability to offer cash advances to a larger number of potential consignors of property (which management believes is an important aspect of the marketing of an auction business), the Company will likely require additional working capital in the future in order to further expand its sports trading card and sports memorabilia auction business as well as to acquire collectibles for sale in the Company's business.

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

         The decision to expand, the desired rate of expansion, and the areas of expansion will be determined by management and Board of Directors only after careful consideration of all relevant factors, including the Company's financial resources and working capital needs generally and its resources and needs (financially and other) to continue its growth and position in its core business area of stamp auctions.

         On November 4, 1994, in a private placement to certain "accredited" investors (the "Purchasers"), the Company sold 257,500 shares of its common stock at $2.00 per share. For the purchase price, each Purchaser also received a warrant to purchase, through November 4, 1995, one share of the Company's common stock at an exercise price of $2.25 per share subject to certain adjustments. In connection with the private placement, the Company also issued 45,063 warrants to the placement agents of such private placement, with each warrant entitling the holder to purchase, through November 4, 1999, a share of the Company's common stock at $2.80 per share subject to certain adjustments. Net proceeds to the Company of the private placement, after expenses, amounted to approximately $336,000. On March 22, 1995 the terms of the Purchaser Warrants were amended to lower the exercise price from $2.25 to $1.75 per share and to extend the exercise period by six months to May 3, 1996. As a result of the Regulation S offering referred to below, holders of Purchaser warrants were entitled to an adjustment in the exercise price of the Purchaser warrants from $1.75 to $1.5528 and to an adjustment in the number of shares for which the Purchaser Warrants are exercisable from one share per Purchaser Warrant to 1.13 shares per Purchaser Warrant. The Company registered such shares and the shares underlying the Purchaser Warrants under the Securities Act of 1933, as amended. The Regulation S offering also resulted in a reduction of the exercise price of, and a concomitant increase in the number of shares of Common Stock issuable under the warrants issued to the placement agents in the private placement.

         On June 29, 1995, The Company consummated an offshore offering for the sale of 500,000 units of its securities (The "Regulation S Offering"). For a purchase price of $1.50 per unit, each purchaser received one share of the Company's Common Stock and one warrant to purchase one share of common stock at $1.50 for two years from the date of issuance. The warrant contains standard anti-dilution provisions in case of recapitalization, consolidation or merger, and stock dividends or splits. The Regulation S offering was made solely to certain offshore investors in compliance with, and under the exemption to registration provided by, Regulation under the Act. Net proceeds to the Company after expenses amounted to approximately $721,000. If all the warrants are exercised, the Company will receive an additional $750,000 in gross proceeds. Proceeds of the sale will be used to fund the Company's working capital requirements.

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

                                          SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     GREG MANNING AUCTIONS, INC.



Date: August 29, 1996

                                                              Greg Manning
                                            Chairman and Chief Executive Officer




                                                              Daniel Kaplan
                                      Vice President and Chief Financial Officer