Form 10QSB/A
period 1995-12-31
GREG MANNING AUCTIONS INC
filed 1996-08-29
CIK 895516

WASHINGTON, D.C. 20549
                       SECURITIES AND EXCHANGE COMMISSION

                                  FORM 10-QSB/A

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1995

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

Transitional Small Business Disclosure Format (check one): YES ____ NO X

GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS (Unaudited)

                  TABLE OF CONTENTS

         Consolidated Balance Sheet - December 31, 1995 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings Three months ended December 31, 1995 and 1994 (Unaudited) Six months ended December 31, 1995 and 1994 (Unaudited)


         Consolidated Statements of Cash Flows Six months ended December 31, 1995 and 1994 (Unaudited)

         Notes to Consolidated Financial Statements as of December 31, 1995

Item 2.  Management's Discussion and Analysis

                              GREG MANNING AUCTIONS, INC.
                               CONSOLIDATED BALANCE SHEET
                                   DECEMBER 31, 1995
                                      (Unaudited)

                                     ASSETS
Current assets:
Cash and cash equivalents                                                   $    601,205
Accounts receivable
   Auctions receivables                                                        5,198,630
   Advances to consignors                                                      1,667,183
   Other receivables                                                              88,948
Inventories                                                                    4,533,969
Due from affiliate - CRM                                                          31,593
Income taxes receivable                                                          616,677
Deferred tax asset                                                                60,531
Prepaid expenses                                                                 366,335
                                                                          ---------------
      Total current assets                                                    13,165,071
Property and equipment, net                                                      894,662
Goodwill, net                                                                  1,824,280
Marketable securities available for sale                                       2,185,000
Other assets                                                                     888,059
                                                                          ---------------
      Total assets                                                          $ 18,957,072
                                                                          ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Demand notes payable to bank                                                $  5,495,000
Loans payable - current portion                                                  181,821
Payable to third party consignors                                              3,255,987
Accounts payable                                                                 420,070
Accrued expenses and other current liabilities                                   943,950
Income taxes payable                                                             164,508
                                                                          ---------------
      Total current liabilities                                               10,461,336
Loans payable - long term portion                                                384,647
Deferred income taxes                                                            771,601
                                                                          ---------------
      Total liabilities                                                       11,617,584
Commitments and contingencies (Notes 8, 10, 11 and 12)

Preferred stock, $.01 par value. Authorized
   10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
   20,000,000 shares;  3,607,661 issued and outstanding                           42,600
Additional paid in capital                                                     6,627,423
Unrealized gain on marketable securities                                       1,155,000
Accumulated deficit                                                             (485,535)
                                                                          ---------------
      Total stockholders' equity                                               7,339,488
                                                                          ---------------
      Total liabilities and stockholders' equity                             $18,957,072
                                                                          ===============

                     See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (Unaudited)





                                                            THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               DECEMBER 31,                         DECEMBER 31,
                                                     --------------------------------     ---------------------------------
                                                          1994             1995                1994              1995
                                                     ---------------  ---------------     ---------------   ---------------
Operating revenues
    Sales of merchandise                               $  1,868,081        3,631,424           3,418,325         4,742,794
    Commissions from third parties                          501,687          581,419           1,227,095         1,262,464
    Commissions from affiliate consignor- CRM                 3,445              620              14,187             1,685
                                                     ---------------  ---------------     ---------------   ---------------
                                                          2,373,213        4,213,463           4,659,607         6,006,943
                                                     ---------------  ---------------     ---------------   ---------------
Operating expenses
    Cost of merchandise sold                              1,476,851        3,022,936           2,538,603         3,863,499
    General and administrative                            1,070,108        1,010,635           2,147,091         2,145,836
    Marketing                                               222,060          158,564             435,284           261,017
                                                     ---------------  ---------------     ---------------   ---------------
                                                          2,769,019        4,192,135           5,120,978         6,270,352
                                                     ---------------  ---------------     ---------------   ---------------
        Operating profit (loss)                            (395,806)          21,328            (461,371)         (263,409)
Other income (expense)
    Interest income and other income                        172,940          155,025             160,584           249,535
    Interest expense                                       (122,851)        (132,831)           (198,816)         (263,958)
                                                     ---------------  ---------------     ---------------   ---------------
        Income (loss) before income taxes                  (345,717)          43,522            (499,603)         (277,832)

Provision (benefit) for income taxes                       (129,599)          23,176            (188,002)         (104,412)
                                                     ---------------  ---------------     ---------------   ---------------
        Net income (loss)                               $  (216,118)           20,346           (311,601)         (173,420)
Retained earnings, beginning of period                      419,557          (505,881)           515,040          (312,115)
                                                     ---------------  ---------------     ---------------   ---------------
Retained earnings, end of period                        $   203,439          (485,535)           203,439          (485,535)
                                                     ===============  ===============     ===============   ===============
Weighted average number of shares outstanding             2,956,291         4,202,148          2,875,205         4,037,463
                                                     ===============  ===============     ===============   ===============
Net income(loss) per common share                             (0.07)             0.00              (0.11)            (0.04)
                                                     ===============  ===============     ===============   ===============

                 See accompanying notes to financial statements.

                           GREG MANNING AUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   SIX-MONTH PERIOD
                                                                                  ENDED DECEMBER 31,
                                                                           ----------------------------------
                                                                                  1994               1995
                                                                           ---------------    ---------------
Cash flows from operating activities
     Net income (loss)                                                         $ (311,601)          (173,420)
     Adjustments  to  reconcile  net loss to net  cash  provided  by  (used  in)
     operating activities:
        Depreciation and amortization                                              80,346            153,007
        Provision for bad debts                                                                      (85,000)
        Deferred tax asset                                                                           250,392
        Gain on sale of stock                                                                        (80,103)
        Changes in assets (increase) decrease:
           Auctions receivables                                                 1,698,313          3,398,172
           Advances to consignors                                                (380,089)          (429,979)
           Income taxes receivable                                                                  (353,421)
           Other receivables                                                     (119,926)             1,608
           Inventories                                                           (312,578)        (1,753,442)
           Due from affiliate - CRM                                                 8,007            (31,593)
           Prepaid expenses                                                      (163,305)            49,809
           Other assets                                                             5,065            (22,480)
        Changes in liabilities (decrease) increase:
           Payable to third-party consignors                                       54,508         (2,441,736)
           Accounts payable                                                    (1,339,517)           405,759
           Customer deposits                                                                         (79,720)
           Accrued expenses & other liabilities                                   673,907           (153,852)
                                                                           ---------------    ---------------
           Net cash used in operating activities                                 (106,870)        (1,345,999)
                                                                           ---------------    ---------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                              (63,163)           (68,286)
     Additional goodwill                                                          (20,302)           (51,808)
     Proceeds from sale of Americana division                                                         70,000
     Purchase of Prime International, Inc. stock                                                    (260,000)
                                                                           ---------------    ---------------
        Net cash used in investing activities                                     (83,465)          (310,094)
                                                                           ---------------    ---------------
Cash flows from financing activities:
     Repayment of loans payable                                                  (267,617)          (375,423)
     Proceeds from notes payable                                                                     750,000
     Repayment of notes payable                                                  (450,000)
     Net proceeds from issuance of stock                                          413,324            925,920
                                                                           ---------------    ---------------
        Net cash provided by financing activities                                (304,293)         1,300,497
                                                                           ---------------    ---------------
     Net decrease in cash and cash equivalents                                   (494,628)          (355,596)
Cash and cash equivalents at beginning of period                                1,305,774            956,801
                                                                           ===============    ===============
Cash and cash equivalents at end of period                                     $  811,146            601,205
                                                                           ===============    ===============

                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1995
                                   (UNAUDITED)

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

         The accompanying consolidated balance sheet as of December 31, 1995 and related consolidated statements of operations and retained earnings for the three and six months ended December 31, 1995 and 1994 and consolidated statements of Cash Flows for the six months ended December 31, 1995 and 1994 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1995 filed with the Securities and Exchange Commission.

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

                           GREG MANNING AUCTIONS, INC.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, DECEMBER 31, 1995 (UNAUDITED)
                                   CONTINUED


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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                         For the six months ended
                                               December 31,                  Percentages
                                      --------------------------------   ---------------------
                                           1994              1995           1994      1995
                                      --------------------------------   ---------------------
          Aggregate Sales               $ 10,449,430     $ 12,540,772          100%      100%
                                      ================================   =====================
             By source:
                A. Auction               $ 6,956,906      $ 7,797,978           66%       62%
                B. Sales of inventory      3,418,325        4,742,794           33%       38%
                C. Private treaty             74,199            -                1%        0%
                                      --------------------------------   ---------------------
             By market:
                A. Philatelics           $ 8,692,625     $ 11,287,281           83%       90%
                B. Sports collectibles       484,573          349,025            5%        3%
                C. Other collectibles      1,272,232          904,466           12%        7%
                                      --------------------------------   ---------------------

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over forty years. Total accumulated amortization at December 31, 1995 was $103,108. The recoverability of goodwill is evaluated at each balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

                           GREG MANNING AUCTIONS, INC.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, DECEMBER 31, 1995 (UNAUDITED)
                                   CONTINUED


Investments

         The  Company  accounts  for  marketable   securities  pursuant  to  the
Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this Statement, the Company's marketable securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses on marketable securities are credited or charged to a separate component of Stockholders' Equity.

         Other investments consisted of nonmarketable investments in private companies and venture capital partnerships, which are carried at the lower of cost or net realizable value.

Net Income (Loss) per Common Share

         Net income (loss) per common share of the Company's Common Stock ("Common Stock") is computed using the weighted average number of common shares outstanding for each period. Outstanding stock options and warrants in the six month periods ended December 31, 1995 and 1994 are considered common stock equivalents but are excluded from earnings per common share computations because they are antidilutive.

(3) Inventories

         Inventories as of December 31, 1995 consisted of the following:


                   Stamps                                    $ 2,407,320

                   Sports Cards and Sports
                   Memorabilia                                   451,100

                   Antiquities                                 1,675,549
                                                     --------------------

                                                             $ 4,533,969
                                                     ====================

                           GREG MANNING AUCTIONS, INC.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, DECEMBER 31, 1995 (UNAUDITED)
                                   CONTINUED

(4) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM") which owned approximately 30.5%, as of December 31, 1995, of the Company's Common Stock. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the six months ended December 31, 1995, such auction and private treaty sales (net of commission) were not material.

(5) Debt

         The Company is party to secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At December 31, 1995, borrowing under the revolving credit facility and term loan totaled $5,495,000 and $350,000 respectively. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. For the quarter ended December 31, 1995, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, BBH&Co. had the right under the credit agreement to demand immediate payment of all amounts outstanding without the otherwise applicable 120-day notice period. The Company believes that at March 31, 1996, it was in compliance with such guidelines.

(6)  Sale of Division

         On August 23, 1995, the Company and Galleries entered into various agreements with Charles G. Moore Americana, Ltd. ("Moore Americana"), pursuant to which Galleries sold to Moore Americana all of the assets of the Galleries' Americana Division. (Mr. Charles Moore was formerly the director of that division.) The purchase price for the Americana Division consisted of (I) $210,000, payable over approximately two years, commencing September 30, 1995, and (ii) the sale of inventory, at any amount equal to the "original cost value" of such inventory (or approximately $480,500), payable over approximately one year, commencing March 1, 1996. The inventory sale resulted in no gain or loss. The $210,000 purchase price was accounted for as a direct reduction of goodwill.

(7)  Marketable Securities

         In September 1995, the Company acquired, for an aggregate purchase price of $260,000, 13.1% or 4,500,000 shares of the outstanding common shares of Prime International Products, Inc. ("PICK"), the parent company of Public Info/Comm Kiosk, Inc. , which is primarily engaged in the business of issuing prepaid telephone cards. (At August 28, 1996, the Company owned 4,112,289 or 9.4% of the

                           GREG MANNING AUCTIONS, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, DECEMBER 31, 1995 (UNAUDITED)
                                   CONTINUED

outstanding common stock of PICK.) The securities purchased by the Company , which were acquired directly from PICK, are not registered and accordingly are subject to significant restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, is a director of PICK.

         At December 31, 1995, noncurrent marketable securities having a cost of $258,399 and a fair value of approximately $2,185,000 resulted in an unrealized gain of $1,925,000, which was offset by deferred income taxes of $770,000. The increase in net valuation of $1,155,000 was credited to a separate component of Stockholders Equity.


(8)  Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:

                     FOR THE THREE MONTHS ENDED DECEMBER 31,

                                                     1994              1995
                                                     ----              ----

Interest paid                               $ 198,816                   $263,958
Noncash investing and financing
activities:
         Fixed assets under capital leases                               135,312
         Receivables from sale of division                               140,000
         Sale of stock                                                    81,704




(9)  Subsequent Event

         At May 20, 1996, the Company is negotiating to enter into a definitive joint venture agreement with P.C.T. Prepaid Cellular Telephone, Inc., a majority-owned subsidiary of PICK (of which Greg Manning is a director), pursuant to which the two companies would work together to provide prepaid cellular telephone time and leased cellular telephones for a single up-front fee. It is anticipated that the Company, in addition to providing capital, would provide sales and marketing services to the venture, which is expected to service seven states in the mid-Atlantic region and Washington, D.C. The proposed transaction is subject to various conditions and approvals and there can be no assurance that this or any other venture considered by the Company will be consummated.

                           GREG MANNING AUCTIONS, INC.

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, DECEMBER 31, 1995 (UNAUDITED)
                                   CONTINUED


   On February 5, 1996 the Company sold 360,000 shares of common stock of PICK owned by it in a private transaction to an unrelated third party for $1,008,000 and realized a gain of approximately $1,000,000 in a cash transaction.

         On January 5, 1996, the Company and Greg Manning entered into a new employment agreement, effective as of June 30, 1995 (when his prior employment agreement terminated), providing, among other things, for a salary equal to $175,000 per annum and a bonus equal to 10% of the Company's net income before income taxes between $500,000 and $2,000,000 (subject to increase by the Board of Directors). The new employment agreement will terminate on June 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

GENERAL


         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties). During the six month period ended December 31, 1995, the Company earned a commission of 15% from the buyers in all markets except for sports cards which is a 10% premium.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and such expenses directly incurred by the Company relating to general and administrative expenses and marketing expenses for the six months ended December 31, 1994 and 1995. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

THREE MONTHS ENDED DECEMBER 31, 1995
COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1994


         The Company recorded an increase in revenues of $1,840,250 (78%), from $2,373,213 for the three months ended December 31, 1994 to $4,213,463 for the three months ended December 31, 1995. This increase was primarily attributable to the increase in revenues from the sale of the Company's inventories of $1,763,343 (94%) and commission revenue of $76,907 (15%) for the three month period ended September 30, 1995 compared to the prior year.

         OPERATING EXPENSES The Company's operating expenses totaled $1,169,199, exclusive of cost of merchandise sold, for the three months ended December 31, 1995, and represented a decrease of $122,969 (9.5%) from $1,292,168 for the three months ended December 31, 1994. The decrease in General and Administrative costs by the Company is due to both the sale of the Galleries' Americana Division, and the certain costs associated with it, and economies obtained in centralizing various operations into one location. Management feels that permanent cost containment can continue, which includes the reductions in marketing costs pertaining to auctions and generally better economies of scale.

         Interest expense decreased by $9,980 in the three months ended December 31, 1995 compared to the three months ended December 31, 1994 primarily as a result of the lower average daily borrowings for the comparable period. The borrowing under the Company's secured revolving credit facility are utilized to support the operations of the Company, including the advances to consignors, auctions receivables and merchandise inventories.

         Gross margins on the sales of the Company's inventory increased by $217,258 (56%) in the three months ended December 31, 1995 compared to the three months ended December 31, 1994. This increase in margins was primarily attributable to the above mentioned increase in the sales of merchandise offset by the reduction of gross margin percent from 21% for the three months ended December 31, 1994 to 17% for the three months ended December 31, 1995.

         Net Income: The Company recorded income before income taxes of $43,522 for the three months ended December 31, 1995 compared to a loss before income taxes of $345,717 for the three months ended December 31, 1994. The increase in income was primarily due to not incurring carrying costs of the Americana division which was sold in the quarter ended September 30, 1995, improved overall gross margins and the increase in commissions revenue due to an increase in consignment sales of $485,577 in the quarter ended December 31, 1995 compared to the quarter ended December 31, 1994.

SIX MONTHS ENDED DECEMBER 31, 1995
COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1994


The Company recorded an increase in revenues of $1,347,336 (29%) to $6,006,943 for the six months ended December 31, 1995 as compared to revenues of $4,659,607 for the comparable period ended December 31, 1994. This increase was primarily attributable to the $1,324,469 (39%) increase in revenues from the sale of the Company's inventories to $4,742,794 for the six months ended December 31, 1995 over the comparable period from the prior year.

OPERATING EXPENSES: The Company's total operating expenses exclusive of the cost of merchandise sold, was $2,406,853 for the six months ended December 31, 1995 and represented a decrease of $175,522 (15%) from $2,582,375 for the six months ended December 31, 1994. The decrease was mainly due to the decrease in marketing costs of $174,267 for the six months ended December 31, 1995 compared the comparable period for the prior year as part of the management's cost containment programs Further reductions in the general and administrative areas are anticipated in connection with these reduction efforts.

         Interest expense increased by $65,142 for the six months ended December 31, 1995 compared to the six months ended December 31, 1994 due to the effective borrowing rate during the six months ended December 31, 1995 was approximately 15% higher than for the same period for the prior year. In addition, the borrowing requirements increased to support increased receivables and inventories have increased during the six months ended December 31, 1995 compared to the six months ended December 31, 1994.

         Gross margins percentages on the sales of the Company's inventory declined from 26% to 19% for the six months ended December 31, 1995 from the comparable six month period ended December 31, 1994. This was offset by an increase in sales of inventory of $1,324,469 for the six months ended December 31, 1995 compared to the prior year's comparable period resulting in the gross margins for the sales of inventories for the six months ended December 31, 1995 and 1994 being approximately $879,000 for both periods. Interest and other income increased by $88,951 for the six months ended December 31, 1995 compare to the six months ended December 31, 1994 due primarily to the gain on the sale of investments totaling approximately $80,000 during the six months ended December 31, 1995.

         NET INCOME: The Company recorded a net loss of $173,420 for the six months ended December 31, 1995 compared to a net loss of $311,601 for the six months ended December 31, 1994. The decrease in the loss is primarily attributable the sale of the Galleries' Americana division being sold in the quarter ended September 30, 1995, certain cost containment programs having their effect and higher sales volumes supporting the fixed costs of the operations.

LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 1995, the Company's working capital position was $2,703,735 compared to $2,144,596 as of June 30, 1995. This increase of $559,139 was primarily due to an increase in inventories purchased for future auctions ($1,835,146) after settlement of previous auctions had provided for $526,457 in positive cash flow. These items were the material cause of the negative cash flow from operating activities of $1,345,999.

         The Company experienced a negative cash flow from investing activities for the six months ended December 31, 1995 of $310,094, which was attributable primarily to the purchase of 4,500,000 shares of common stock of PICK in the amount of $260,000.

         The Company experienced an increase in cash flow from financing activities for the six months ended December 31, 1995 of $1,300,497, which was attributable primarily to (i) the Company's receipt of net proceeds of $925,920 resulting from the exercise of warrants issued in connection with the November 1994 private placement offering and the June 1995 Regulation S offering, and
(ii) an increase in borrowing in the amount of $750,000 under the Company's revolving credit facility.

         The Company is currently negotiating to enter into a definitive joint venture agreement with P.C.T. Prepaid Cellular Telephone, Inc., a majority-owned subsidiary of PICK (of which Greg Manning is a director), pursuant to which the two companies would work together to provide prepaid cellular telephone time and leased cellular telephones for a single up-front fee. It is anticipated that the Company, in addition to providing capital, would provide sales and marketing services to the venture, which is expected to service seven states in the mid-Atlantic region and Washington, D.C. The proposed transaction is subject to various conditions and approvals and there can be no assurance that this or any other venture considered by the Company will be consummated.

         The Company's need for liquidity and working capital is expected to increase if the above-described venture is consummated or otherwise as a result of any other proposed business expansion activities. In addition to the need for such capital, and to enhance the Company's ability to offer cash advances to a larger number of potential consignors of property (which management believes is an important aspect of the marketing of an auction business), the Company will likely require additional working capital in the future in order to further expand its sports trading card and sports memorabilia auction business as well as to acquire collectibles for sale in the Company's business.

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

         On June 29, 1995, the Company consummated an offshore offering for the sale of 500,000 units of its securities (the "Regulation S Offering"). For a purchase price of $1.50 per unit, each purchaser received one share of the Company's Common Stock and one warrant to purchase one share of common stock at $1.50 for two years from the date of issuance. The warrant contains standard anti-dilution provisions in case of recapitalization, consolidation or merger, and stock dividends or splits. Regulation S Offering was made solely to certain offshore investors in compliance with, and under the exemption to registration provided by, Regulation under the Securities Act of 1933. Net proceeds to the Company after expenses amounted to approximately $721,000. If all the warrants are exercised, the Company will receive an additional $750,000 in gross proceeds. As of December 31, 1995, 340,000 of these warrants had been exercised and the Company has received $510,000 in proceeds.

         As a result of the Private Placement and Regulation S Offerings referred to above, certain adjustments were made to Callable Stock Purchase Warrants (the "Public Warrants") issued to the public in connection with the Company's May, 1993 initial public offering. Holders of the Public Warrants were entitled to an adjustment in the exercise price of these Public Warrants from $3.475 to $2.7733 each and to an adjustment in the number of shares for which the warrants are exercisable from one share per Public Warrant to 1.24 shares each. Underwriters holding Unit Purchase Warrants were entitled to an adjustment in the exercise price of these units from $10.31 to $7.0893 each and to an adjustment in the number of units for which the warrants are exercisable from one unit per Unit Purchase Warrant to 1.45431 units each. Each Unit Purchase Warrant consists of two shares of the Company's common stock, $.01 par value per share and two Callable Stock Purchase Warrants, each to purchase one share of Common Stock.

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