Form 10QSB/A
period 1996-03-31
GREG MANNING AUCTIONS INC
filed 1996-08-29
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                  TABLE OF CONTENTS

         Consolidated Balance Sheet - March 31, 1996 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings - Three months ended March 31, 1996 and 1995 (Unaudited)
         Nine months ended March 31, 1996 and 1995 (Unaudited)


         Consolidated Statements of Cash Flows -
         Nine months ended March 31, 1996 and 1995 (Unaudited)

         Notes to Consolidated Financial Statements as of March 31, 1996

Item 2.  Management's Discussion and Analysis

                           GREG MANNING AUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                 MARCH 31, 1996

                                     ASSETS
Current assets:
Cash and cash equivalents                                                            $   464,319
Accounts receivable
     Auctions receivable                                                               5,795,117
     Advances to consignors                                                            1,951,430
     Other receivables                                                                   104,372
Inventory                                                                              4,225,423
Due from affiliate - CRM                                                                  33,291
Income tax receivable                                                                    362,241
Deferred tax asset                                                                        60,531
Prepaid expenses and deposits                                                            381,120
                                                                                 ----------------
     Total current assets                                                             13,377,844
Property and equipment, net                                                              820,732
Goodwill                                                                               1,824,506
Marketable securities available for sale                                               2,580,000
Other assets                                                                             905,346
                                                                                 ================
     Total assets                                                                    $19,508,428
                                                                                 ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Demand notes payable to bank                                                         $ 4,510,000
Loans Payable - current portion                                                          144,958
Payable to third party consignors                                                      3,320,891
Accounts payable                                                                       1,757,730
Accrued expenses                                                                         129,853
Income taxes payable                                                                     164,508
                                                                                 ----------------
     Current liablities                                                               10,027,940
Loans payable - long term portion                                                        344,441
Deferred income taxes                                                                    937,401
                                                                                 ----------------
     Total liabilities                                                                11,309,782
                                                                                 ----------------

Preferred Stock, $.01 par value. Authorized
     10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
     20,000,000 shares; 4,419,997 issued and outstanding                                 44,200
Additional paid in capital                                                            6,865,823
Unrealized gain on marketable securities                                              1,405,000
Accumulated deficit                                                                    (116,377)
                                                                                 ----------------
     Total stockholders' equity                                                       8,198,646
                                                                                 ----------------
     Total liabilities and stockholders' equity                                     $19,508,428
                                                                                 ================

                         See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                   (UNAUDITED)

                                                                  THREE-MONTH PERIOD               NINE-MONTH PERIOD
                                                                   ENDED MARCH 31,                  ENDED MARCH 31,
                                                            ------------------------------   ------------------------------
                                                                1995            1996             1995            1996
                                                            --------------  --------------   --------------  --------------

Operating revenues
     Sales of merchandise                                     $ 2,781,913       2,735,117        6,200,238       7,477,911
     Commissions from third parties                               726,967         611,754        1,954,062       1,874,218
     Commissions from affiliate - CRM                               1,867             417           16,054           2,102
                                                            --------------  --------------   --------------  --------------
                                                                3,510,747       3,347,288        8,170,354       9,354,231
                                                            --------------  --------------   --------------  --------------
Operating expenses
     Cost of merchandise sold                                   2,083,093       2,289,016        4,621,696       6,152,515
     General and administrative                                 1,313,885       1,160,823        3,460,974       3,306,659
     Marketing                                                    117,610         173,127          552,894         434,144
                                                            --------------  --------------   --------------  --------------
                                                                3,514,588       3,622,966        8,635,564       9,893,318
                                                            --------------  --------------   --------------  --------------
        Operating profit (loss)                                    (3,841)       (275,678)        (465,210)       (539,087)
Other income (expense)
     Interest and other income                                    141,836       1,039,823          302,420       1,289,358
     Interest expense                                            (103,280)       (150,128)        (302,096)       (414,086)
                                                            --------------  --------------   --------------  --------------
        Income (loss) before income taxes                          34,715         614,017         (464,886)        336,185

 Provision (benefit) for income taxes                              17,516         244,859         (170,484)        140,447
                                                            --------------  --------------   --------------  --------------
     Net Income (loss)                                             17,199         369,158         (294,402)        195,738
Retained earnings., beginning of period                           203,439        (485,535)         515,040        (312,115)
                                                            --------------  --------------   --------------  --------------
Retained earnings, end of period                              $   220,638        (116,377)         220,638        (116,377)
                                                            ==============  ==============   ==============  ==============
Weighted average number of shares outstanding                   3,052,500       4,300,437        2,933,654       4,124,483
                                                            ==============  ==============   ==============  ==============
Earnings (loss) per common and common equivalent share        $      0.01            0.08            (0.10)           0.05
                                                            ==============  ==============   ==============  ==============


                 See accompanying notes to financial statements

                                      GREG MANNING AUCTIONS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                NINE-MONTH PERIOD
                                                                                 ENDED MARCH 31,
                                                                         -------------------------------
                                                                              1995            1996
                                                                         ---------------  --------------
Cash flows from operating activities:
     Net income (loss)                                                    $   (294,402)     $   195,738
     Adjustments  to reconcile  net income  (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                          102,036          227,255
        Provision for bad debts                                                                  20,711
        Gain on sale of stock                                                                (1,067,303)
        Changes in assets (increase) decrease:
            Auctions receivables                                               242,257        2,695,974
            Advances to consignors                                            (184,615)        (714,226)
            Other receivables                                                   39,040           (8,816)
            Inventory                                                         (844,096)      (1,444,896)
            Income tax receivable                                                               151,407
            Due from affiliate - CRM                                           514,407          (33,291)
            Prepaid expenses                                                  (115,227)          35,024
            Other assets                                                      (127,770)         135,233
        Changes in liabilities (decrease) increase
            Payable to third-party consignors                                  674,962       (2,376,832)
            Accounts payable                                                   279,245          799,469
            Accrued expenses and other liabilities                              30,479         (103,719)
                                                                         ---------------  --------------
     Net cash (used in) provided by operating activities:                      316,316       (1,488,272)
                                                                         ---------------  --------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                          (113,535)         (75,271)
     Additional goodwill                                                                        (64,708)
     Proceeds from sale of Americana division                                                    90,000
     Purchase of investment stock                                                              (460,000)
     Proceeds from sale of investment stock                                                   1,008,000
     Purchase of Harmer Rooke and Ivy & Mader                                  (20,302)
                                                                         ---------------  --------------
        Net cash used in investing activities                                 (133,837)         498,021
                                                                         ---------------  --------------
Net cash provided by (used in) financing activities:
     Repayment of loans payable                                               (293,959)        (447,203)
     Repayment of notes payable                                             (1,200,000)        (220,948)
     Net proceeds from issuance of Company's stock                             398,074        1,165,920
                                                                         ---------------  --------------
        Net cash provided by (used in) financing activities                 (1,095,885)         497,769
                                                                         ---------------  --------------
Net increase (decrease) in cash and cash equivalents                          (913,406)        (492,482)
Cash and cash equivalents at beginning of period                             1,305,774          956,801
                                                                         ===============  ==============
Cash and cash equivalents at end of period                                     392,368         464,319
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

                           GREG MANNING AUCTIONS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, MARCH 31, 1996 (UNAUDITED)
                                   CONTINUED


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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                         For the nine months ended
                                                 March 31                    Percentages
                                      --------------------------------   ---------------------
                                           1996              1995           1996      1995
                                      --------------------------------   ---------------------
          Aggregate Sales               $ 19,622,303     $ 17,875,918          100%      100%
                                      ================================   =====================
             By source:
                A. Auction               $12,144,394      $11,608,470           62%       65%
                B. Sales of inventory      7,477,909        6,165,397           38%       34%
                C. Private treaty                             102,051                      1%
                                      --------------------------------   ---------------------
             By market:
                A. Philatelics           $16,572,926     $ 14,559,931           84%       81%
                B. Sports collectibles       520,631          649,623            3%        4%
                C. Other collectibles      2,528,746        2,666,364           13%       15%
                                      --------------------------------   ---------------------

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over forty years. Total accumulated amortization at March 31, 1996 was $115,782. The recoverability of goodwill is evaluated at each balance sheet date as events or circumstances indicate a possible inability to recover their carrying

                           GREG MANNING AUCTIONS, INC.

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, MARCH 31, 1996 (UNAUDITED)
                                   CONTINUED


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

(3) Inventories

         Inventories as of March 31, 1996 consisted of the following:


                   Stamps                                    $ 3,187,045
                   Sports Cards and Sports Memorabilia           394,396
                   Antiquities                                   643,982
                                                     --------------------
                                                             $ 4,225,423
                                                     ====================


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

(7) Marketable Securities

         In September, 1995 the Company acquired 13.1%, or 4,500,000 shares, of the outstanding common shares of Prime International Products, Inc.("PICK"), the parent company of Public Info/Comm Kiosk, Inc., which is primarily engaged in the business of issuing prepaid telephone cards. During the nine months ended March 31, 1996, the Company sold 387,711 of its shares of PICK for approximately $1,090,000, resulting in a pretax gain on the sale of marketable securities of approximately $1,067,000. As of August 28, 1996 the Company owns 9.4%, or 4,112,289 shares of PICK. The stock is traded on the electronic bulletin board under the symbol "PRMF". The shares acquired by the Company are were not registered under the Securities Act and accordingly are subject to restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board is a member of the Board of PICK.

         At March 31, 1996, noncurrent marketable securities having a cost of $237,599 and a fair value of approximately $2,580,000 resulted in an unrealized gain of $2,342,000, which was offset by deferred

                           GREG MANNING AUCTIONS, INC.

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, DECEMBER 31, 1995 (UNAUDITED)
                                   CONTINUED

income taxes of $937,000. The increase in net valuation of $1,405,000 was credited to a separate component of Stockholders Equity.

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

         Net Income: The Company recorded income before income taxes of $614,017 for the three months ended March 31, 1996 compared to $34,715 for the three months ended March 31, 1995. The increase in income was primarily due to a pretax gain of $987,000 from the sale of 360,000 share of PICK common stock , offset by the operating loss of $275,678 primarily caused by the reductions in gross margins as outlined above.

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

         NET INCOME: The Company recorded income before income taxes of $336,185 for the nine months ended March 31, 1996 compared to loss before taxes of $464,886 for the nine months ended March 31, 1995. The increase in income was primarily due to a pretax gain from the sale of certain investment securities of $1,067,000, offset by the operating loss of $539,087 primarily caused by the reductions in gross margins as outlined above

LIQUIDITY AND CAPITAL RESOURCES

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

         The Company experienced a positive cash flow from investing activities for the nine months ended March 31, 1996 of $509,979. This was primarily attributable to the sale of 360,000 shares of PICK for $1,008,000, subsequent to the purchase of 4,500,000 shares of PICK in the amount of $260,000 and 200,000 shares of Internet Channel, Inc. in the amount of $200,000.

         The Company experienced an increase in cash flow from financing activities for the nine months ended March 31, 1996 of $497,769. This was primarily attributable to the Company's receipt of net proceeds of $1,165,920 from the issuance of stock from the exercise of warrants issued in connection with the November 1994 private placement offering and the June 1995 Regulation S offering. This was offset by the reduction of certain debt in the amount of $668,151.

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

         As a result of the Private Placement and Regulation S Offerings referred to above, certain adjustments were made to Callable Stock Purchase Warrants (the "Public Warrants") issued to the public in connection with the Company's May, 1993 initial public offering. Holders of the Public Warrants were entitled to an adjustment in the exercise price of these Public Warrants from $3.475 to $2.7733 each and to an adjustment in the number of shares for which the warrants are exercisable from one share per Public Warrant to 1.24 shares each

         In February 1996, the Company issued to an individual in a private placement a warrant to purchase, at any time prior to March 1, 1997, 400,000 shares of the Company's Common Stock at an exercise price of $4.00 per share.
The purchase price for the warrant was $100,000, which was paid in full in April, 1996. Upon request of the investor, the Company has agreed to register the shares of Common Stock underlying the warrant under the Securities Act of 1933, as amended, the cost of which (other than allocable overhead) will be borne by the investor.

         As a result of the private placement offering, the Regulation S offering and the issuance of the warrant referred to above, the underwriters to whom Unit Purchase Warrants were issued in connection with the Company's initial public offering were entitled to an adjustment in the exercise price of such Unit Purchase Warrants from $10.31 to $6.8456 each, and an adjustment in the number of units for which the Unit Purchase Warrants are exercisable from one unit per Unit Purchase Warrant to 1.50608 units per Unit Purchase Warrant. Each Unit Purchase Warrant consists of two shares of the Company's common stock, $.01 par value per share and two Callable Stock Purchase Warrants, each to purchase one share of Common Stock.

         The exercise of warrants for shares of the Company's common stock issued in connection with the November 4, 1994 private placement offering and June 1995 Regulation S offering resulted in net proceeds of $1,165,920 after associated registration expenses for the nine months ended March 31, 1996. Proceeds from the exercise of the above warrants will be used to fund the Company's working capital requirements.

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

                                                                    Greg Manning
                                            Chairman and Chief Executive Officer




                                                                   Daniel Kaplan
                                      Vice President and Chief Financial Officer

                                                   EXHIBIT INDEX





Exhibit
No.               Description
- -------- ------------------------------------------  ---------------

27                Financial Data Schedule