Form 10KSB
period 1996-06-30
GREG MANNING AUCTIONS INC
filed 1996-10-16
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1996
                                       OR

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

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of Each Exchange on
TITLE OF EACH CLASS                                         Which Registered
COMMON STOCK, $.01 PAR VALUE                             THE NASDAQ STOCK MARKET
                                                           BOSTON STOCK EXCHANGE


WARRANTS TO PURCHASE COMMON STOCK                        THE NASDAQ STOCK MARKET
                                                           BOSTON STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The Issuer's revenues for its most recent fiscal year were $15,437,190.

        The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of September 30, 1996 (based on closing sale price of $2.5625 per share as reported on NASDAQ), was $7,994,992.

        As of September 30, 1996, Issuer had 4,419,997 shares of its Common Stock outstanding.


        Portions of the Registrant'a definitive proxy statement, which will be filed within 120 days of June 30, 1996, are incorporated by reference int Part III.





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

         Greg Manning Galleries, Inc. ("Galleries"), a wholly-owned subsidiary of the Company which does business as Greg Manning Galleries and Harmer Rooke Galleries, conducts an auction business primarily in Antiquities, which includes stoneware, pottery, glassware and coins originating from the Middle East, Greece and Asia and dating from approximately 2000 BC, as well as pre-Columbian artifacts such as figurines, pottery and stoneware dating from approximately 600 AD. Until August 1995 (when the division was sold), Galleries also operated a division involving "Americana" collectibles, which are more limited in variety and include stoneware, art, pottery, glassware, memorabilia and similar items of American origin.

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

         Rare stamp and stamp collection auctions are the Company's core business. As a leading philatelic auction house, the Company provides the full range of services necessary to facilitate the sale and purchase of stamp collections, dealer stocks, accumulations, sets and single rare stamps. The Company believes, based on its knowledge of the market, that it is one of the world leaders in specialized auctions of stamp collections, dealer's stocks and accumulations (although there is no publicly available data with respect to stamp auction sales).

         Ivy & Mader, acquired in 1993, holds auctions devoted primarily to the sale of high quality, single rare stamps. In contrast, GMA typically holds auctions in which each lot contains several thousand stamps. Ivy & Mader sells to a larger number of collectors, and the Company sells to a larger number of dealers. As with GMA, Ivy & Mader earns a commission, based on the hammer price at auction, of approximately 10% from the seller and 15% from the buyer

         Although Ivy & Mader offers potential consignors the opportunity to sell their rare stamps through auction, private treaty, or by outright purchase, the potential consignors for Ivy & Mader almost always decide to sell by public auction. The availability of working capital to make cash advances to the consignors is a major benefit to Ivy & Mader, as many of that firm's consignors request cash advances.

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

ANTIQUITIES AND AMERICANA (GREG MANNING GALLERIES, INC)

         In 1994, the Company, through its wholly-owned subsidiary Galleries, purchased all of the assets and assumed certain liabilities of Harmer Rooke Numismatics, Ltd. This purchase permitted Galleries to permanently hold auctions under the trade name Harmer Rooke Galleries and otherwise transact business under the Harmer Rooke Galleries trade name and other Harmer Rooke trade names without restriction.

         Operating under the trade names Greg Manning Galleries and Harmer Rooke Galleries, during the years ended June 30, 1995 and 1996, Galleries sold at auction both consigned property and inventory of the type and quality historically sold by Harmer Rooke. The Antiquities collectibles sold by Galleries include items originating from the Middle East, Greece and Asia and dating from approximately 2000 BC, as well as pre-Columbian artifacts such as figurines, pottery and stoneware dating from approximately 600 AD. The market for these types of collectibles is broad and diverse and includes customers both in the United States and from around the world. Management of the Company believes that its customer base for Antiquities collectibles offers a potential cross-over market for the sale of stamps and documents.

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

AUCTION SALES

         The Company sells property primarily by public auction. Selling by auction generally provides owners the opportunity to realize the highest sales price available in the market, although there is always the inherent risk that the auction price may not be as high as a property owner expected or desired. At public auction, the Company generally earns a commission from the seller of 10% to 15% and a commission of 15% from the buyers. The Company earns a commission from the buyers of 15% in all of the Company's markets, except it's auctions of sports collectibles, which the Company earns 10%.

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

         The costs involved in conducting a typical auction include, among other things, the cost of catalogues, insurance, transportation, auction advertising, auction site rental fees, security, temporary personnel and expenses of certain additional auction-related accounting and shiping functions. In general, purchasers at public auctions pay a buyer's premium on auction purchases equal to 15% of the hammer price of the property and sellers are charged a commission of 10% to 15%, or slightly lower on high value properties, of the hammer price.

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

         After an auction, purchasers must make arrangements to take possession of the auctioned property. The Company generally forwards the property to its buyer by mail unless other arrangements are requested. As agent of the consignor, the Company bills the buyer for property purchased, receives payment from the buyer, and remits to the consignor at the settlement date the consignor's portion of the buyer's payment, less consignor cash advances, if any, and commissions payable to the Company. The Company often releases property sold at auction to buyers, primarily dealers, before the Company receives payment, permitting such buyers to take immediate possession on an open credit account basis (within established credit limits) and to make payment generally within 30 days. Whether or not the Company has received payment from such well established customers, it must pay the consignor and generally will do so not later than the contracted settlement date (generally 45 days after the sale of the consignor's property). In instances where the buyer has not paid as of settlement date, the Company assumes all risks of loss and responsibility of collection from the buyer. A lot which has been submitted by mutual consent of the buyer and the Company for review by a competent authority is not considered to be released to the buyer and settlement is not completed with the consignor until such time as an opinion is rendered by such competent authority. If the lot under review receives an affirmative opinion from such competent authority, the settlement is immediately completed, and the applicable amount is paid to the consignor. If such lot is returned to the Company with a negative opinion from such competent authority, no sale is deemed to have occurred, and the property is returned to the consignor in satisfaction of the consignment agreement between the consignor and the Company.

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

         Tracking the consigned property aids in the prompt and efficient production of catalogues for auctions. Such catalogues are an important marketing tool for the Company to solicit business with both potential consignors and bidders. For potential consignors, the Company utilizes the catalogues from prior auction sales to demonstrate its expertise in presenting property to the bidders. For bidders, the Company utilizes the catalogue as a direct solicitation and enticement for participation in a given auction. The Company believes that the computerization of the auction operations enables it to compete favorably with any auction house in terms of service. During the year ended June 30, 1996, the Company substantially completed an extensive upgrade to its existing computer and software system including upgrades of the financial reporting system as well as the implementation of a state of the art inventory tracking system. It is fully expected that upon completion the Company will realize additional savings from the greater efficiency of this new system.

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

RECENT EXPANSION

         In September 1995, the Company acquired for an aggregate purchase price of $260,000, 13.1%, or 4,500,000 shares, of the outstanding common shares of PICK Communications Corp. (name changed from Prime International Products, Inc.) ("PICK"), the parent company of Public Info/Comm Kiosk, Inc., which is primarily engaged in the business of issuing prepaid telephone cards. (At October 8, 1996, the Company owned 4,112,289, or 9.4% of the outstanding common stock of PICK.) Prepaid telephone cards are wallet-sized cards that are used to prepay telephone charges and are one of the newest areas of contemporary collectibles both in the United States and in other parts of the world. Increasing collector interest in telephone cards is reflected in the appearance of telephone card-related special magazines, trade associations and international auction fairs. The Company believes that this stock acquisition will enable it to take advantage of the increasing collector and user interest in telephone cards, and may offer the Company the opportunity at a later date to become directly involved in the telephone card auction business. The securities purchased by the Company, which were acquired directly from PICK, are restricted and accordingly are subject to significant restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, is a director of PICK.

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

         In addition, the Company will consider other types of opportunities, as appropriate. Consistent with the foregoing, the Company is currently negotiating to enter into a definitive joint venture agreement with P.C.T. Prepaid Cellular Telephone, Inc., a majority-owned subsidiary of PICK (of which Greg Manning is a director), pursuant to which the two companies would work together to provide prepaid cellular telephone time and leased cellular telephones for a single up-front fee. It is anticipated that the Company, in addition to providing capital, would provide sales and marketing services to the venture, which is expected to service seven states in the mid-Atlantic region and Washington, D.C. The proposed transaction is subject to various conditions and approvals, including the preparation of definitive documentation, and there can be no assurance that this or any other venture considered by the Company will be consummated. At October 8, 1996, the Company owned 2,000,000 shares of common stock of P.C.T. Prepaid Cellular Telephone, Inc.

ARRANGEMENTS WITH CRM

         CRM is wholly owned by Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board. At June 30, 1995, CRM held 29% of the Company's Common Stock. CRM had historically been engaged in the business of acquiring collectibles (including collectibles of the type that are currently being sold by the Company) and selling them both through direct sales and through consignments for sale at auction. In the past, CRM has been an important source of property consigned to the Company for sale at auction. Currently CRM no longer purchases any collectibles for resale. Although CRM continues to provide the Company with property, the amount in relation to the Company's overall business has been decreasing. For the year ended June 30, 1996, consignments by CRM accounted for $12,706 or less than 1% of the Company's aggregate sales, generating $3,177 in commission revenues, or less than 1% of aggregate revenues.

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

COMPETITION

         The world philatelic market, the sports trading card and memorabilia market, the rare documents market and the Antiquities markets are highly competitive. Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Christies International PLC, Charles Shreve Galleries, Inc. and H.R. Harmer, and with respect to the sale of single rare stamps, Robert A. Siegel Auction Galleries, Inc. With respect to the Company's sports trading card and sports memorabilia auction business, the Company's primary competitors are Superior Auctions, Richard Wolffers, Lelands and Sotheby's Holdings, Inc. In the Antiquities markets, the Company's competitors are Christies International PLC and Sotheby's Holdings, Inc..

EMPLOYEES

         The Company presently has twenty-three full-time employees, including its President, Chief Executive Officer and Chairman of the Board, Greg Manning; Executive Vice President, William T. Tully, Jr.; Chief Financial Officer, Daniel
M. Kaplan; and Corporate Controller, Robert Gesso. Each of Messrs. Manning and Tully are permitted under the terms of his employment arrangement with the Company to devote some of his working time to the business of CRM, so long as, in the judgment of a majority of the Company's outside directors, it does not interfere with his complete and faithful performance of his duties to the Company. The Company also employs David Graham as a Senior Vice President. The Company also hires persons on a temporary basis to assist in organizing its auctions and for other specialized purposes.

ITEM 2. DESCRIPTION OF PROPERY

         The Company's headquarters are located in space leased under an agreement that extends to May 31, 2000 (with an option to purchase) and consists of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell New Jersey at an annual rental of approximately $145,700.

         Ivy & Mader leases approximately 3,570 square feet of office space in New York City at an annual rental of approximately $114,240 subject to escalation, until August 31, 2000. Galleries subleases approximately 3,570 square feet of office space in New York City (the "Galleries' Space") on the floor immediately above the floor occupied by Ivy & Mader at an annual rental of approximately $98,100 until March 30, 1998. Pursuant to the terms of the Americana Agreements (see "Antiquities and Americana", above), Moore Americana has agreed to sublease substantially all of the Galleries Space through the term of Galleries' sublease, at an annual rate equal to approximately $90,000 per year.

ITEM 3 LEGAL PROCEEDINGS

         The Company is not a party to any litigation material to the Company's financial position or results of operations nor, to the knowledge of the Company, is any litigation of a material nature threatened.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.




                                                PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In May 1993, the Company completed a public offering (the "Public Offering") of 747,500 units of its securities (the "Units") at $6.25 per Unit. Each Unit consists of two shares of the Company's Common Stock and two callable common stock purchase warrants (the "Warrants"), each of which initially entitled the holder to purchase one share of common stock at an exercise price of $3.4375 per share. As of June 30, 1996, after taking into account certain adjustments, each Warrant entitles its holder to purchase 1.24 shares of Common Stock at a price of $2.7733 per share and is exercisable for a four year period commencing May 14, 1994. At June 30, 1996, none of these warrants had been exercised. In connection with the Public Offering, the Company issued to the underwriters in such offering unit purchase warrants (the "Unit Purchase Warrants"), each of which initially entitled the holder to purchase, through May 14, 1998, one Unit (each consisting of two shares of Common Stock and two Underwriters' Warrants (as hereinafter defined)) at an exercise price of $10.31 per Unit. As of June 30, 1996, after taking into account certain adjustments, each Unit Purchase Warrant entitles the holder to purchase 1.50608 Units at an exercise price of $6.8456 per Unit. The warrants (the "Underwriters' Warrants") issuable upon exercise of the Unit Purchase Warrants will be subject to the same terms and conditions of the Warrants, except that the Underwriters' Warrants will not be freely transferable and will not be subject to repurchase by the Company. At June 30, 1996, none of the Unit Purchase Warrants or Underwriters' Warrants had been exercised.

         On November 4, 1994, in a private placement to certain "accredited" investors, the Company sold 257,500 shares of its common stock at $2.00 per share. For the purchase price, each investor also received a warrant (the "Purchaser Warrants") which initially entitled the holder to purchase one share of Common Stock at of $1.75 per share (amended from $2.25 per share). The number of shares of Common Stock issuable upon exercise of the Purchaser Warrants was subsequently increased to 1.13 shares, and the exercise price was subsequently reduced to $1.5528 per share. In connection with such private placement, the Company also issued warrants (the "Agents' Warrants") to the placement agents in the private placement, which warrants were similarly adjusted to entitle the holders thereof to purchase 72,720 shares of Common Stock at an exercise price of $1.74 per share. The Company registered the shares of Common Stock underlying the Purchaser Warrants and the Agent's Warrants under the Securities Act of 1933, as amended (the "Act"). At June 30, 1996, all of the Purchaser Warrants and Agents' Warrants had been exercised. The Company received approximately $336,000 in net proceeds from the private placement offering in the year ended June 30, 1995 and approximately $490,000 from the exercise of these warrants in the year ended June 30, 1996.

         On June 29, 1995, the Company consummated an offshore offering for sale of 500,000 units of its securities (the "Regulation S Offering"). For a purchase price of $1.50 per unit, each purchaser received one share of the Company's Common Stock and one warrant to purchase an additional share at $1.50 per warrant (subject to certain adjustments). The Regulation S Offering was made solely to certain offshore investors in compliance with, and under the exemption to registration provided by, Regulation S under the Act. The Company received approximately $721,000 in net proceeds from the Regulation S Offering in the year ended June 30, 1995 and $750,000 from the exercise of these warrants in the year ended June 30, 1996.

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

         The Company's Common Stock and Warrants are listed on the Boston Stock Exchange ("BSE") under the symbols "GGM" and "GGMW", respectively, and these securities are quoted on the Nasdaq SmallCap System ("NASDAQ") under the symbols "GMAI", "GMAIW" , respectively. Prior to May 19, 1993, there was no public market for the Company's securities. According to American Stock Transfer & Trust, the holders of record of the Company's Common Stock and Warrants totaled 92 and 55, respectively, at October 8, 1996.

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

         The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 1995 and 1994 are shown in the following schedule:

                                   FOR THE YEARS END JUNE 30,
                              _______________________________________
                                     1995                1996
                              __________________  ___________________
(QUARTER)                     HIGH      LOW       HIGH         LOW
                              ---------------------------------------
FIRST                         $2.750    $2.375    $2.750       $1.50
SECOND                        $2.812    $2.250    $3.062       $1.938
THIRD                         $2.625    $2.000    $4.313       $2.125
FOURTH                        $2.625    $1.750    $3.938       $2.875


        The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

GENERAL

        The Company's aggregate sales are generated by the sale of property at auction, the primary method of selling employed by the Company, by private treaty and by sale of the Company's inventory. The following table displays the aggregate sales for the Company for the years ended June 30, 1995 and 1996, and shows the comparisons for the respective years subdivided by source and market:

                                                       For the twelve months
                                                           ended June 30                    Percentages
                                                 ----------------------------------     ---------------------
                                                       1995             1996               1995      1996
                                                 ----------------------------------     ---------------------
       Aggregate Sales                              $26,280,765       $29,710,971          100%       100%
                                                 ----------------------------------     ---------------------
           By source:
               A. Auction                           $17,560,217       $16,959,411           67%        57%

               B. Sales of inventory                  8,532,935        12,751,560           32%        43%

               C. Private treaty                        187,613                              1%
                                                 ----------------------------------     ---------------------
           By market:
               A. Philatelics                       $21,538,553       $24,929,716           82%        84%

               B. Sports collectibles                   862,650           747,746            3%         2%

               C. Other collectibles                  3,879,562         4,033,509           15%        14%
                                                 ----------------------------------     ---------------------


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


        YEAR ENDED JUNE 30, 1996 COMPARED WITH YEAR ENDED JUNE 30, 1995

        REVENUES: For the year ended June 30, 1996, operating revenues increased $3,885,539 (34%) to $15,437,190 compared with $11,551,651 for the year ended
June 30, 1995. This increase in revenues is largely attributable to an increase in sales of Company owned inventory, which increased by $4,218,625 (49%). This sales increase was comprised of an increase in sales of philatelic merchandise of $2,603,708 and other collectibles merchandise of $1,614,095. Sales of sports merchandise maintained substantially the same sales level in the year ended June 30, 1996 as that as for the year ended June 30, 1995. These increases in revenue for the sales of merchandise were offset by a decrease in commissions earned from consignment sales of $333,087.

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

     Gross margins on the sale of Company owned inventory changed from $1,743,864 for the year ended June 30, 1995 to $2,721,965 for the year ended June 30, 1996.

     This increase is partially attributable to a significant transaction entered into June 25, 1996, see note 3. This transaction increased operating profit approximately $713,000 and had a gross margin of 65%. This transaction was with an associate of a stockholder who, as an individual has the financial ability to cumlmenate the transaction, this customer intends to hold these items for investment purposes and anticipates an increase in value. Without this significant transaction, the gross margin on sales of Company owned inventory decreased from 20 to 18%

        OPERATING EXPENSES: The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 1996 totaled $5,212,521 compared with $6,121,401 for the year ended June 30, 1995, representing an decrease of $908,880 (or 15%). The cost reduction programs that were initiated at the end of the year ended June 30, 1995 continued to have positive results throughout the year ended June 30, 1996 with reductions in costs from the previous year in the areas of salaries and wages of $258,000 (13%); operations consulting fees, $134,000 (49%); marketing, $74,000 (11%) and contract labor, $71,000, (62%), as the significant improvement cost centers. The reduction in overall costs in combination with the revenue increases had the effect of reducing operating costs as a percent of operating revenue from 53% during the year ended June 30, 1995 to 34% for the year ended June 30, 1996.

     OTHER INCOME (EXPENSE): The increase in other income during the year ended June 30, 1996 over the previous year was primarily attributible to a pretax gain from the sale of common shares of PICK Communications Corp of $1,067,000.

        Interest expense increased $156,944 (38%) to $567,848 for the year ended June 30, 1996 as compared to that of the previous year. This increase was attributable to higher average borrowings caused by the financing of the move to the West Caldwell, New Jersey facilities for the entire year compared to only part of the previous year and marginally higher investment in operating current assets during the most recent year. The higher average borrowings contributed to approximately $57,000 of the interest expense increase. The higher interest rates the Company paid for financing contributed approximately $100,000 to this increase in interest expense. The higher interest rates were caused by the average prime rate being higher in the year ended June 30, 1996 than that of the previous year in addition to (I) the increase on June 3, 1996 of the interest rate in the revolving credit facility with Brown Brothers Harriman & Co. from 3/4 of 1% over the prime rate to 2% over LIBOR.

        PROVISION (BENEFIT) FOR INCOME TAXES: For the year ended June 30, 1996, the Company recorded an income tax provision of $439,056 compared to a benefit for income taxes of $538,921 for the preceeding year. The provision included approximately $217,000 of deferred tax expense which was provided from carryforwards generated from the prior year's loss.

        NET INCOME (LOSS): The Company recorded net income for the year ended June 30, 1996 of $536,383 compared to a net loss of $827,155 for the year ended June 30, 1995. The main components of this return to profitability during the year ended June 30, 1996 was the increase in revenues and associated gross margins in conjunction with certain cost containment efforts as outlined above.


LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a negative cash flow from operating activities of $2,284,410 for the year ended June 30, 1996 as compared to a negative cash flow of $1,060,478 for fiscal 1995, an increase of $1,223,922. This increase was primarily attributable to a decrease in payables to third party consignors by approximately $1,400,000, largely due to a substantial increase in the amount of company owned inventory sold in the fourth quarter of the fiscal year ended June 30, 1996. An increase in consignor advances of approximately $857,000 and an increase in notes receivable of $914,690 attributable to a single sale of company owned inventory (see significant transaction footnote)

        The Company had a positive cash flow from investing activities of $349,562 for the year ended June 30, 1996 as compared to negative cash flow of $574,314 for the year ended June 30, 1995, an increase of $923,876 primarily attributable to: (i) during fiscal 1995 the Company expended approximately $562,000 related to the move to its new location and (ii) in fiscal 1996 the Company purchased $460,000 of investment stock and sold a portion of it resulting in proceeds of $1,008,000.

        During the years ended June 30, 1995 and 1996, the Company received net proceeds of $1,143,978 and $1,121,078, respectively from the November 1994 private placement offering, the June 1995 Regulation S offering and the February 1996 issuance of a private placement warrant In addition, the Company increased its borrowings under its revolving credit facility during the year ended June 30, 1996 in the amount of $895,000 and paid down on its term loans approximately $480,000. This provided for a net increase in cash provided by financing activities of approximately $1,536,000.

        The revolving credit agreement with Brown Brothers Harriman & Co. ("Brown Brothers") was entered into in May 1995, and provides for a credit facility for working capital purposes in an aggregate amount of $6,000,000. Borrowings under this facility are based on a formula of account receivables, inventory and consignor advances. This credit facility is used to fund cash advances and inventory purchases as well as to provide additional liquidity using the Company's auction receivables and other assets as collateral. At June 30, 1996, borrowings under this facility aggregated $5,640,000 and are payable on demand. On June 29, 1995, the Company entered into a five year term agreement for $375,000 ($312,500 balance at June 30, 1996) with Brown Brothers, the proceeds which were used to fund expenses relating to the Company's move to and refurbishment of its current West Caldwell, New Jersey location.

        The loan agreements with Brown Brothers contain various financial and operating guidelines to which the Company must adhere and which, among other things, prohibit payment of dividends or like distributions without the consent of Brown Brothers. Brown Brothers has agreed that, absent a material adverse change (as determined by Brown Brothers) or event of default, it will provide the Company with a 120-day notification period prior to issuing a demand for repayment, provided that the Company is in compliance with such guidelines. At June 30, 1995, the Company was not in compliance with a guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. Brown Brothers has advised the Company that, because the facility is a demand credit facility rather than a contractually committed credit facility, the failure of the Company to be in compliance with such guideline is not, in itself, an event of default, and that the only consequence of its failure to be in such compliance is that Brown Brothers has the right to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day advance notice period. The Company believes that at June 30, 1996, it was in compliance with such guidelines.

        A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the years ended June 30, 1995 and 1996, the Company's expense relating to bad debt was approximately $190,400 and $146,131 respectively. Over the past ten years the Company's history of bad debts has been less than 1% of aggregate sales. For the year ended June 30, 1995 and 1996 these amounted to
 .97% and .49% respectively, of aggregate sales.

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

        Approximately 6 weeks after the auction date, often referred to as the settlement date, the payables to consignors decrease to zero as all the consignors are paid and the Company withholds a portion of the amounts due the consignor for the sale of the property as an offset to repay the principal amount and the accrued interest on, the cash advances to consignors (or loans to consignors), and there is a decrease in cash, corresponding to the net amount paid to the consignors.

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

        The Company's capital expenditures for property and equipment were approximately $120,000 in fiscal 1996. These expenditures were primarily used to fund certain computer systems upgrades which started during the year ended June 30, 1995 and as of June 30, 1996 were substantially complete.

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

         In September 1995, the Company acquired for an aggregate purchase price of $260,000, 13.1%, or 4,500,000 shares, of the outstanding common shares of Prime International Products, Inc. (now known as PICK Communications Corp.) ("PICK"), the parent company of Public Info/Comm Kiosk, Inc., which is primarily engaged in the business of issuing prepaid telephone cards. (At June 30, 1996, the Company owned 4,112,289, or 9.5% of the outstanding common stock of PICK.) Prepaid telephone cards are wallet-sized cards that are used to prepay telephone charges and are one of the newest areas of contemporary collectibles both in the United States and in other parts of the world. Increasing collector interest in telephone cards is reflected in the appearance of telephone card-related special magazines, trade associations and international auction fairs. The Company believes that this stock acquisition will enable it to take advantage of the increasing collector and user interest in telephone cards, and may offer the Company the opportunity at a later date to become directly involved in the telephone card auction business. (The securities purchased by the Company, which were acquired directly from PICK, are restricted and accordingly are subject to significant restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, is a member of the Board of PICK.)

        The fair value of the  Company's  investment  in PICK,  as stated in the financial statements included herein, has been estimated by the Company utilizing arms' length private transactions, in PICK's common stock, as described in PICK's public filings under the Securities Exchange Act of 1934, as amended. Such valuation is contingent upon PICK's ability to generate future cash flows and the Company believes it is reasonably possible, based upon a review of such public filings, that the estimated value could change substantially in the near term.

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

SAFE HARBOR STATEMENT

         From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

         - The business of the Company is substantially dependent upon obtaining collectibles on consignment for sale at auction, and to a lesser extent the ability of the Company to purchase collectibles outright for sale at auction. At times there is a limited supply of collectibles available for sale by the Company, and such supply varies from time to time. While the Company generally has not experienced a lack of collectibles that has prevented it from conducting appropriately sized auctions on an acceptable schedule, no assurance can be given that the Company will be able to obtain consignments of suitable quantities of collectibles in order to conduct auctions of the size, and at the times, the Company may desire in the future. The Company's inability to do so would have a material adverse effect on the Company.

         - The  development  and success of the Company's  business has been and will continue to be dependent substantially upon its President, Chairman and Chief Executive Officer, Greg Manning, and significantly upon its Executive Vice President, William T. Tully, Jr. The unavailability of Mr. Manning, for any reason, would have a material adverse effect upon the business, operations and prospects of the Company, and the unavailability of Mr. Tully could adversely affect the Company's expansion prospects if a suitable replacement is not engaged.

         - The Company frequently grants credit to certain purchasers at its auctions permitting them to take immediate possession of auctioned property on an open account basis, within established credit limits, and to make payment in the future, generally within 30 days. This practice facilitates the orderly conduct and settlement of auction transactions, and enhances participation at the Company's auctions. In such events, however, the Company is liable to the seller who consigned the property to the Company for the net sale proceeds even if the buyer defaults on payment to the Company. While this practice has not resulted in any material loss to the Company, the dollar volume of the Company's potential exposure from this practice could be substantial at any particular point in time.

         - The business of selling stamps and other collectibles at auction is highly competitive. The Company competes with a number of auction houses throughout the United States and the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other concerns with greater financial and other resources and name recognition will not enter the market.

         - The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings;
         (ii) settlements, investigations, claims and changes in those items; and (iii) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

         - The Company's results of operations may also be affected by the amount, type and cost of financing which the Company maintains, and any changes to the financing.

         - The Company intends to consider appropriate acquisition candidates as described in "Future Planned Expansion" herein. There can be no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future.

ITEM 7. FINANCIAL STATEMENTS

        The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 7:




                                      INDEX
                                                                            Page
                                                                          Number

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . .

Consolidated Balance Sheet -- June 30, 1996  . . . . . . . . . . . . . . . . . .

Consolidated Statements Of Operations -- Years ended June 30, 1995 and
June  30,  1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Stockholders' Equity--Years ended June 30,
1995  and  June  30,  1996 . . . . . . . . . . . . . . . . . . . . . . . .. . .

Consolidated Statements of Cash Flows -- Years ended June 30, 1994 and
June  30,  1996  . . . . . . . . . . . . . . . . . . . . . . .  ..  . . . . . .

Notes to Consolidated Financial Statements   . .  . . . . . . . . . . . . . . .

                        Report of Independent Accountants






To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the accompanying consolidated balance sheet of Greg Manning Auctions, Inc. as of June 30, 1996, and the related consolidated statements of operations, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its subsidiaries as of June 30, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Amper, Politziner & Mattia

October 15, 1996
Edison, New Jersey

Report of Independent Accountants






To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.

In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows for the year ended June 30, 1995 present fairly, in all material respects, the results of operations and cash flows of Greg Manning Auctions, Inc. and its subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We have not audited the consolidated financial statements of Greg Manning Auctions, Inc. for any period subsequent to June 30, 1995.

Price Waterhouse LLP
Morristown, New Jersey
October 12, 1995


 .


                           GREG MANNING AUCTIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 1996

                                     ASSETS
Current assets:
Cash and cash equivalents                                                               $558,506
Accounts receivable
     Auctions receivable                                                               8,593,414
     Advances to consignors                                                            2,094,485
Notes receivable - current portion                                                       586,897
Inventory                                                                              2,796,226
Due from affiliate - CRM                                                                  38,622
Income tax receivable                                                                     34,345
Deferred tax asset                                                                        97,000
Prepaid expenses and deposits                                                            309,833
                                                                                 ----------------
     Total current assets                                                             15,109,328
Property and equipment, net                                                              802,456
Goodwill                                                                               1,789,483
Marketable securities                                                                  2,580,000
Notes receivable - long-term portion                                                     847,125
Other assets                                                                             732,275
                                                                                 ================
     Total assets                                                                    $21,860,667
                                                                                 ================

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Demand notes payable                                                                  $6,040,000
Notes Payable - current portion                                                          226,506
Payable to third party consignors                                                      4,302,790
Accounts payable                                                                         764,627
Accrued expenses                                                                         271,347
Income taxes payable                                                                     333,908
                                                                                 ----------------
     Current liabilities                                                              11,939,178
Notes payable - long-term portion                                                        486,519
Deferred income taxes                                                                    940,521
                                                                                 ----------------
     Total liabilities                                                                13,366,218
                                                                                 ----------------
Commitments and Contingencies                                                                  -
Preferred Stock, $.01 par value. Authorized
     10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
     20,000,000 shares; 4,419,997 issued and outstanding                                  44,200
Additional paid in capital                                                             6,820,981
Unrealized gain on marketable securities                                               1,405,000
Retained earnings                                                                        224,268
                                                                                 ----------------
     Total stockholders' equity                                                        8,494,449
                                                                                 ----------------
     Total liabilities and stockholders' equity                                      $21,860,667
                                                                                 ================

                         See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          YEARS ENDED JUNE 30,
                                                                   ----------------------------------
                                                                        1995              1996
                                                                   ----------------  ----------------

Operating revenues
     Sales of merchandise                                               $8,532,935       $12,751,561
     Commissions from third parties                                      2,998,644         2,682,452
     Commissions from affiliate - CRM                                       20,072             3,177
                                                                   ----------------  ----------------
                                                                        11,551,651        15,437,190
                                                                   ----------------  ----------------
Operating expenses
     Cost of merchandise sold                                            6,789,071        10,029,596
     General and administrative                                          5,455,963         4,620,947
     Marketing                                                             665,438           591,573
                                                                   ----------------  ----------------
                                                                        12,910,472        15,242,116
                                                                   ----------------  ----------------
        Operating profit (loss)                                                              195,074
Other income (expense)                                                  (1,358,821)
     Gain on sale of marketable securities                                       -         1,067,303
     Interest and other income                                             403,649           280,910
     Interest expense                                                     (410,904)         (567,848)
                                                                   ----------------  ----------------
        Income (loss) before income taxes                               (1,366,076)          975,439

Provision (benefit) for income taxes                                      (538,921)          439,056
                                                                   ----------------  ----------------
     Net Income (loss)                                                    (827,155)          536,383
                                                                   ================  ================
Weighted average number of shares outstanding
     and common share equivalents                                        2,968,971         4,379,673
                                                                   ----------------  ----------------
Earnings (loss) per common and common equivalent share                      $(0.28)            $0.12
                                                                   ================  ================


                           See accompanying notes to financial statements



                           GREG MANNING AUCTIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JUNE 30, 1995 AND 1996


                                                                                Unrealized    Retained
                         PREFERRED STOCK          COMMON STOCK      Additional  Gain on       earnings/
                         Number      Par        Number      Par     Paid-in     marketable    (Accumulated
                       of Shares    Value     of Shares     Value   Capital     Securities    Deficit)       Total
                        ---------  --------    ---------   --------  ---------   ----------    -------------  ---------
Balance, June 30. 1994       -        -        2,795,000    $27,950  $4,572,175     $-           $515,040   $5,115,165

Issuance of Stock, net                           757,500      7,575   1,048,903                              1,056,478

Proceeds from exercise
of warrants                                       55,161        552      86,948                                 87,500

Net (loss)                                                                                       (827,155)     (827,155)
                        _________  ________    _________   ________  _________   __________   ______________  __________
Balance, June 30, 1995          -         -    3,607,661     36,077   5,708,026          -       (312,115)    5,431,988

Proceeds from exercise
of warrants - net                                812,336      8,123   1,012,955                              1,021,078

Proceeds from Sale Warrant                                              100,000                                100,000

Unrealized gain on
marketable securities                                                             1,405,000                  1,405,000

Net income                                                                                         536,383     536,383
                        _________  ________   _________   ________  __________    __________   _____________ ___________
Balance, June 30, 1996        -         -      4,419,997    $44,200  $6,820,981  $1,405,000       $224,268  $8,494,449
                        =========  ========   ==========  ========  ==========    ===========  ============= ===========


                 See accompanying notes to financial statements



                                      GREG MANNING AUCTIONS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              YEARS ENDED JUNE 30,
                                                                         -------------------------------
                                                                              1995            1996
                                                                         ---------------  --------------
Cash flows from operating activities:
     Net income (loss)                                                    $   (827,155)        $536,383
     Adjustments  to reconcile  net income  (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                          190,949          339,013
        Provision for bad debts                                                190,400          146,131
        Gain on sale of marketable securities                                                (1,067,303)
        Deferred tax expense (benefit)                                        (310,923)         217,043
        Changes in assets (increase) decrease:
            Auctions receivable                                             (1,433,234)        (227,743)
            Advances to consignors                                              54,881         (857,281)
            Other receivables                                                  250,805
            Notes receivable                                                                   (737,466)
            Inventory                                                          382,038           54,301
            Due from affiliate - CRM                                           514,407          (38,622)
            Income taxes receivable                                           (263,256)         228,911
            Prepaid expenses                                                  (298,534)         106,311
            Other assets                                                      (544,829)          (2,696)
        Changes in liabilities (decrease) increase
            Payable to third-party consignors                                2,543,179       (1,394,933)
            Accounts payable                                                  (599,702)        (273,354)
            Customer deposits                                                 (515,871)               -
            Accrued expenses and other liabilities                            (393,633)         117,495
            Income taxes payable                                                     -          169,400
                                                                         ---------------  --------------
                                                                            (1,060,478)      (2,284,410)
                                                                         ---------------  --------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                          (562,480)        (119,260)
     Additional goodwill                                                       (11,834)         (79,178)
     Purchase of marketable securities and other assets                                        (460,000)
     Proceeds from sale of marketable securities                                              1,008,000
                                                                         ---------------  --------------
                                                                              (574,314)         349,562
                                                                         ---------------  --------------
Cash flows from financing activities:
     Proceeds from notes payable                                             4,745,000        1,295,000
     Repayment of Nat West-NJ                                               (4,950,000)
     Proceeds from loans payable                                               675,000
     Repayment of loans payable                                               (328,159)        (479,525)
     Net proceeds from issuance of stock                                     1,143,978        1,121,078
                                                                         ---------------  --------------
                                                                             1,285,819        1,536,553
                                                                         ---------------  --------------
Net decrease in cash and cash equivalents                                     (348,973)        (398,295)
Cash and cash equivalents at beginning of period                             1,305,774          956,801
                                                                         ===============  ==============
Cash and cash equivalents at end of period                                     $956,801        $558,506
                                                                         ===============  ==============
                            See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996




 (1) ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

        The primary line of business of Greg Manning Auctions, Inc. and its wholly-owned subsidiaries (the "Company") is conducting auctions, private sales of collectibles, including rare stamps, stamp collections and stocks, as well as other collectibles including sports trading cards and sports memorabilia, antiquities and, until recently, Americana collectibles. Auction activities occur in New York City and various locations in New Jersey.

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

USE OF ESTIMATES
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996


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

GOODWILL
        Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at June 30, 1996 was $165,275. Amortization of goodwill was $51,352 and $86,233 for the years ended June 30, 1995 and 1996, respectively. The recoverability of goodwill is evaluated at each balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

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

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996


        Approximately $456,000 of other investments, which consist of nonmarketable investments in private companies and a venture capital partnership, are carried at the lower of cost or net realizable value and are included in other assets.

FINANCIAL INSTRUMENTS
        The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 1996 because of the relative short maturity of these instruments. The carrying value of notes receivable, demand notes payable to bank and notes payable approximated fair value at June 30, 1996 based upon quoted market prices for the same or similar instruments.

STOCK ISSUED TO EMPLOYEES
        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB25") and related interpretations in accounting for its employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

MARKETING COSTS
        Advertising and catalogue costs are the only costs included in marketing costs under the direct-response advertising method. These costs are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs.

EARNINGS (LOSS) PER COMMON AND COMMON EQUIVALENT SHARE
        Earnings (loss) per common and common equivalent share of the Company's Common Stock is computed using the weighted average number of common and common equivalent shares outstanding for each year. Primary and fully diluted earnings per share are the same for the year ended June 30, 1996. Outstanding stock options and warrants for the year ended June 30, 1995 were excluded from earnings per common share computations because they are antidilutive.

 (3) SIGNIFICANT TRANSACTIONS

     On June 25, 1996 an individual purchased certain inventory for $1,200,000 which increased operating profit by $713,000. Included in notes receivable is $913,000 related to the transaction.

     Also during the fourth quarter and individual and related entities certain inventory for $1,735,000 (included in receivables at June 30, 1996) which increased operating profit by $397,000.

     The foregoing transactions ar collateralized by certain assets. The Company has the right to sell such assets upon certain defined circumstances of default.

 (4) CONCENTRATION OF CASH

          The Comapany maintains its cash in bank deposit accounts which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

 (5) RECEIVABLES

        Advances to consignors represent advance payments, or loans, to the consignor prior to the auction sale, secured by the items received and held by the Company for the auction sale and the proceeds from such sale. Interest on such amounts is generally charged at an annual rate of 12%. Such advances, generally are not outstanding for more than six months from the date of the note.

        As of June 30, 1996, the allowance for doubtful accounts included in auction receivables was $125,000.

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996



(6) NOTES RECEIVABLE

        In connection with sale of Americana division, due
        in quarterly installments of $20,000                                    $100,000

        In connection with sale of merchandise,  due in monthly  installments
        of $9,250, including interest at 11.08%, maturing June 30, 2001          419,332

        In connection with sale of merchandise, due in quarterly installments
        of $100,000, including interest at 8.25%, maturing November 4, 1998     914,690
                                                                                ---------
        Total                                                                $ 1,434,022
        Less: current portion                                                    586,897
                                                                                ---------
        Notes receivable - long-term portion                                     847,125
                                                                                =========




(7) INVENTORIES

        Inventories as of June 30, 1996 consisted of the following:
                    Stamps                                                      $2,126,974
                    Sports Cards and Sports Memorabilia                            431,640
                    Antiquities                                                    237,612
                                                                                ----------
                                                                                $2,796,226
                                                                                ==========


 (8) PROPERTY AND EQUIPMENT, NET

        Property  and  equipment  and the  related  accumulated  depreciation  &
amortization at June 30, 1996 consisted of the following:
                                                                         Estimated
                                                                        USEFUL LIVES
             Equipment                                   $ 467,006       3-5 years
             Furniture and fixtures                         64,836       3-5 years
             Vehicles                                       59,358       3-5 years
             Property under capital leases                 185,394       3-5 years
             Leasehold Inprovements                        401,332         5 years
                                                         ---------
                                                         1,177,926

             Less accumulated depreciation
                and amortization                           375,470
                                                         ---------
             Net property and equipment                    802,456
                                                         =========


        Depreciation and amortization expense for the years ended June 30, 1995 and 1996 was $139,599 and $252,780, respectively. These amounts include amortization expense relating to assets under capitalized leases of $42,177 and $62,767 for the years ended June 30, 1995 and 1996, respectively.

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996


(9) INCOME TAXES

     Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities are as follows:

                                                                           June 30,
                                                             -------------------------------------
                                                                  1995                 1996
                                                             ----------------     ----------------
             Current assets and liabilities
                  Allowance for doubtful accounts                    $57,540              $50,178
                  Inventory valuation reserve                          5,460               19,970
                  Depreciation                                         9,966                    -
                  Goodwill amortization                              (12,435)                   -
                  Net operating loss carryforward                    250,392               26,852
                                                                    ---------              -------
             Net current deferred tax asset                        $ 310,923              $97,000
                                                                    ---------              -------

             Noncurrent assets and liabilities
                  Unrealized gain on marketable securities                 -             (937,401)
                  Depreciation                                             -               12,880
                  Goodwill amortization                                    -              (16,000)
                                                                    ---------             --------
             Net noncurrent deferred tax asset (liability)         $       -             (940,521)
                                                                    ---------            ---------


The provisions for income taxes consist of the following:

                                                                     Years ended June 30,
                                                             -------------------------------------
                                                                  1995                 1996
                                                             ----------------     ----------------
                  Current tax expense (recovery)                  $(482,435)             $222,013
                  Deferred tax expense                              (56,486)              217,043
                                                                    --------             ---------
                                                                  $(538,921)             $439,056
                                                                    --------             ---------

The provision for income taxes for the year ended June 30, 1996 have been reduced by $130,000 from the benefit of net operating loss carryforwards.

A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory Federal income tax rate is as follows:

                                                                     Years ended June 30,
                                                             -------------------------------------
                                                                  1995                 1996
                                                             ----------------     ----------------
                  Federal Income Tax (Benefit) at 34%             $(464,465)             $332,000
                  State income Tax (Benefit)                        (72,129)               59,000
                  Non-deductible goodwill                                 -                40,000
                  Other                                              (2,327)                8,056
                                                                     -------               -------
                                                                  $(538,921)             $439,056
                                                                   ---------               -------


     The Company has net operating loss caryforwards for state tax purposes of $450,000 expiring in 2002.

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996



 (10) MARKETABLE SECURITIES

In September 1995, The Company acquired 13.1%, or 4,500,000 shares of the outstanding common shares of PICK Communications ("PICK") (name changed from Prime International Products, Inc.), which is primarily engaged in the business of issuing prepaid telephone cards. At June 30, 1996, these securities classified as available for sale having a cost of $237,599 and a fair value of approximately $2,580,000 resulted in an unrealized gain of $2,342,000, which was offset by deferred income taxes of $937,000. The increase in net valuation of $1,405,000 was credited to a separate component of Stockholders Equity. During the year ended June 30, 1996, the Company sold 387,711 of its shares of PICK for approximately $1,090,000, resulting in a pretax gain on the sale of marketable securities of approximately $1,067,000. As of June 30, 1996, the Company owns 9.5% or 4,112,289 shares of PICK. The shares acquired by the Company were not registered under the Securities Act and accordingly are subject to restrictions on transferability. Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board is a member of the Board of PICK.

The fair value of PICK has been estimated by the Company's management utilizing arms-length private transactions in PICK's common stock, as described in PICK's public filings under the Securities Exchange Act of 1934, as amended. The valuation assigned to this investment is contingent upon PICK's ability to generate future cash flows and it is reasonably possible, based upon a reading of such public filings, that the estimate could change substantially in the near term.




 (11) LEASES

The Company conducts its business on premises leased in various locations under leases that expire through the year 2000. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under noncancelable leases in effect at June 30, 1996 are set forth below:

                  1997                                           $330,298
                  1998                                            328,590
                  1999                                            304,065
                  2000                                            172,365
                  2001                                             19,040
                  Thereafter                                            -
                                                         ----------------
                  Total future minimum lease payments          $1,154,358
                                                         ================

Rent expense was $329,854 and $329,139 for the years ended June 30, 1995 and 1996, respectively.

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996



 (12) RELATED-PARTY TRANSACTIONS

     One of the individuals  included in the significant  transactions  footnote
(note 3), provides public relations and financial advice to the Company. Included in prepaid expense is approximately $225,000 for these services to be performed through June 1, 1998. In addition, the Company has issued this individual a warrant to purchase 400,000 shares of the Company's stock (see Note
19).

     The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from CRM. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission. In the case of auction, the hammer price of the sale, less the seller's commission (for lots valued at under $100,000; no sellers commission is payable for lots valued at over $100,000), is paid to CRM upon successful sale, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the years ended June 30, 1995 and 1996, such auction and private treaty sales (net of commission) amounted to $65,489 and $9,529, respectively.

                 Greg Manning, Chairman and Chief Executive Officer of the Company, owns all of the outstanding shares of CRM common stock. Messrs. Manning and William Tully are executive officers of CRM and the Company. CRM owned 100% of the common stock of the Company prior to the May 1993 public offering, and at June 30, 1996, owned 29% of the shares of the Company's common stock.



 (13) Demand Notes Payable

     The Company has a revolving credit agreement with Brown Brothers Harriman & Co. ("Brown Brothers") pursuant to which Brown Brothers agreed to provide the Company with a credit facility of up to $6,000,000. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under the facility bear interest at the rate of 2% above Brown Brothers base rate, which was 8 1/4% at June 30, 1996. Borrowings outstanding at June 30, 1996 aggregated $5,640,000 and are payable on demand. The initial borrowings under the facility were used to pay off outstanding amounts under the Company's previous credit facility.

     Unsecured note payable to an individual, due on demand monthly interest payments at 12%.

The Company's obligations under the above revolving credit and term loan facilities are collateralized by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contain various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers. The Company believes that at June 30, 1996, it was in compliance with such guidelines.

 (14) Notes Payable

Note  payable to Brown  Brothers,  monthly  principal
payments  of $6,250  plus interest at the banks base rate
plus 1 1/2%, through June 2000. Personally guaranteed by the
Chairman of the Company. (see note 13)                                $312,500

Note payable in  connection  with  purchase of  inventory,
quarterly  principal payments of $33,750 plus interest at
8%, through August 1998.                                               270,000

Various capital lease obligations,  agregate monthly
payments of $5,300, through October 2000.                              130,525
                                                                      ---------
                                                                       713,025
Less current portion                                                   226,506
                                                                      ---------
Notes payable - long-term portion                                      486,519
                                                                      =========

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996



The approximate aggregate amount of all long-term maturities for the years ending June 30 are as follows:
                                         1997                       $226,506
                                         1998                        263,125
                                         1999                        105,434
                                         2000                        100,540
                                         2001                         17,420




 (15) SALE OF DIVISION

                   On August 23, 1995, the Company entered into various agreements with Charles G. Moore Americana, Ltd., pursuant to which the Company sold to Moore Americana all of the assets of the Americana Division. (Mr. Charles Moore was formerly the director of that division.) The selling price of the Americana Division consisted of (i) $210,000, payable over approximately two years, commencing September 30, 1995, and (ii) the sale of inventory, at an amount equal to the "original cost value" of such inventory ( or approximately $480,500). The inventory sale resulted in no gain or loss. The $210,000 purchase price was accounted for as a direct reduction of goodwill.


 (16) COMMITMENTS AND CONTINGENCIES

                As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. in 1993, the Company is required to pay additional amounts for fifteen years from the date of purchase depending upon the financial performance of Ivy. These additional amounts totaled $34,507 and $79,178 for the years ended June 30, 1995 and 1996, respectively, and are accounted for as an increase to goodwill and amortized over the goodwill's remaining life.

 (17) SIGNIFICANT AGREEMENTS

AGREEMENTS WITH CRM

                CRM had historically been engaged in the business of acquiring collectibles (including collectibles of the type that are currently sold by the Company) and selling them both through direct sales and through consignments for sale at auction. Currently CRM no longer purchases any collectibles for resale. In the past, CRM has been an important source of property consigned to the Company for sale at auction. Although CRM continues to provide the Company with property, the amount in relation to the Company's overall business has been decreasing. For the year ended June 30, 1996, consignments by CRM accounted for $12,706, or less than 1% of the Company's aggregate sales, generating $3,177 in commission revenues, or less than 1% of aggregate revenues.

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996


                   The CRM Inventory Agreement also provides that CRM will not compete with the Company for the acquisition of collectibles from third parties that are suitable for acquisition by the Company from time to time for use in its business.

EMPLOYMENT AGREEMENTS

                The Company has entered into employment agreements with Mr. Greg Manning, Chief Executive Officer of the Company and Mr. William Tully, Executive Vice President of the Company. The agreement with Mr. Manning has a term which ends on June 30, 1997 and provided for Mr. Manning's services as President and Chief Executive Officer of the Company, with an annual salary of $175,000 for the years ended June 30, 1996 and 1997, plus a bonus based on the net income before income taxes of the Company

                The agreement with Mr. Tully, as amended, has a term ending on June 30, 1998 and provides for his services as Executive Vice President with an annual salary of $124,353 for the year ended June 30, 1996, plus an annual bonus based on the income before income taxes of the Company.

                The Company currently maintains a $1,000,000 life insurance policy on the life of Mr. Manning with benefits payable to the Company.


 (18) SUPPLEMENTARY CASH FLOW INFORMATION

                Following is a summary of supplementary cash flow information:

                                                              For the years ended June 30,
                                                            ---------------------------------
                                                                1995                1996
                                                            -------------       -------------
Interest paid                                                   $379,139            $556,801
Income taxes paid                                                      -              53,121
Noncash investing and financing activities:
   Acquisition of fixed assets under capital leases               30,280             115,971
   Note receivable in conjunction with sale of division                              210,000
   Sale of PICK stock relating to purchase of inventory                               81,704
   Acquisition of PCT stock relating to sale of inventory                            200,000
   Acquisition of inventory under note payable                                       270,000



 (19) CAPITAL STOCK AND WARRANTS

                In May 1993, the Company completed a public offering (the "Public Offering") of 747,500 units of its securities (the "Units") at $6.25 per Unit. Each Unit consists of two shares of the Company's Common Stock and two callable common stock purchase warrants (the "Warrants"), each of which initially entitled the holder to purchase one share of common stock at an exercise price of $3.4375 per share. As of June 29, 1995, after taking into account certain adjustments, each Warrant entitles its holder to purchase 1.24 shares of Common Stock at a price of $2.7733 per share

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996



and is exercisable for a four year period commencing May 14, 1994. At June 30, 1996, none of these warrants had been exercised. In connection with the Public Offering, the Company issued to the underwriters in such offering 65,000 unit purchase warrants (the "Unit Purchase Warrants"), each of which initially entitled the holder to purchase, through May 14, 1998, one Unit (each consisting of two shares of Common Stock and two Underwriters' Warrants (as hereinafter defined)) at an exercise price of $10.31 per Unit. As a result of the private placement offering, the Regulation S offering and the issuance of the warrant referred to below, the underwriters to whom Unit Purchase Warrants were issued in connection with the Company's initial public offering were entitled to an adjustment in the exercise price of such Unit Purchase Warrants from $10.31 to $6.8456 each, and an adjustment in the number of units for which the Unit Purchase Warrants are exercisable from one unit per Unit Purchase Warrant to
1.50608 units per Unit Purchase Warrant. The warrants (the "Underwriters' Warrants") issuable upon exercise of the Unit Purchase Warrants will be subject to the same terms and conditions of the Warrants, except that the Underwriters' Warrants will not be freely transferable and will not be subject to repurchase by the Company. At June 30, 1996, none of the Unit Purchase Warrants or Underwriters' Warrants had been exercised.

                On November 4, 1994, in a private placement to certain "accredited" investors, the Company sold 257,500 shares of its common stock at $2.00 per share. For the purchase price, each investor also received a warrant (the "Purchaser Warrants") which initially entitled the holder to purchase one share of Common Stock at $1.75 per share (amended from $2.25 per share). The number of shares of Common Stock issuable upon exercise of the Purchaser Warrants was subsequently increased to 1.13 shares, and the exercise price was subsequently reduced to $1.5528 per share. In connection with such private placement, the Company also issued warrants (the "Agents' Warrants") to the placement agents in the private placement, exercisable for 72,720 shares of Common Stock at an exercise price of $1.74 per share. At June 30, 1996, all of the Purchaser Warrants and Agents' Warrants had been exercised. . The Company received approximately $336,000 in net proceeds from the private placement offering in the year ended June 30, 1995 and approximately $490,000 from the exercise of these warrants in the year ended June 30, 1996.

                On June 29, 1995, the Company consummated an offshore offering for sale of 500,000 units of its securities (the "Regulation S Offering"). For a purchase price of $1.50 per unit, each purchaser received one share of the Company's Common Stock and one warrant to purchase an additional share at $1.50 per warrant (subject to certain adjustments). The Regulation S Offering was made solely to certain offshore investors in compliance with, and under the exemption to registration provided by, Regulation S under the Act. At June 30, 1996, all the warrants had been exercised. The Company received approximately $721,000 in net proceeds from the Regulation S Offering in the year ended June 30, 1995 and $750,000 from the exercise of these warrants in the year ended June 30, 1996.

                In February 1996, the Company issued to an individual in a private placement, a warrant to purchase, at any time prior to March 1, 1997, 400,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. The purchase price for the warrant was $100,000. Upon request of the investor, the Company has agreed to register the shares of Common Stock underlying the warrant under the Securities Act of 1933, as amended, the cost of which (other than allocable overhead) will be borne by the investor.

STOCK OPTION PLAN

                The Company's 1993 Stock Option Plan, as amended (the "Plan"), that provides for the grant of options to purchase shares of common stock to such officers, directors and employees of the Company, consultants to the Company, and other persons or entities as the Stock Option Committee (the Committee) of the Board of Directors shall

                           GREG MANNING AUCTIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1995 AND 1996

select. A total of 650,000 shares of common stock has been reserved for issuance pursuant to the plan. The option exercise price per share shall be determined by the Committee in its sole discretion; provided, however, that the option exercise price of an option shall be at least 100% of the fair market value (as defined) of a share of common stock on the date the option is granted. Outlined below is a summary of the changes under the Plan:

                                                 Number                    Option prices
                                                of shares                    per share
                                            -----------------            -------------------
Outstanding at June 30, 1994                     304,500                   $  3.375-3.875
   Granted                                        80,000                       2.00-2.375
   Exercised                                           -                                -
   Canceled                                      (77,000)                     3.375-3.875
                                            -----------------            -------------------
Outstanding at June 30, 1995                     307,500                    $  2.00-3.375
   Granted                                       221,000                      2.812-3.312
   Exercised                                           -                                -
   Canceled                                      (34,000)                     2.812-3.375
                                            -----------------            -------------------
Outstanding at June 30, 1996                     494,500                    $  2.00-3.375
                                            -----------------            -------------------
Exercisable at June 30, 1996                     271,250                    $  2.00-3.375
                                            -----------------            -------------------


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

 (20) SUBSEQUENT EVENT

     In september 1996, the company entered into a letter agreement setting forth the principal terms of the acquisition of the Latham Companies, inc. ("LCI"), the parent company of Larry Latham Auctioneers, Inc. ("LLA"), among other companies. LLA is engaged in the business of conducting sales of real estate through public auction.

     Under the terms of the letter agreement, the Company will acquire all of the stock of LCI in exchange for 1,661,874 shares of common stock of the Company. LCI will become a wholly owned subsidiary of the Company, and larry latham, currently the chief executive officer of LCI, will remain in such position.

     The transaction is subject to the completion of additional documentation and the obtaining of various approvals.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     ---------------------------------------------------------------------------

On October 31, 1995, the Company dismissed, with Board of Directors approval, Price Waterhouse, LLP (PW) as its independent auditors and engaged Amper, Politziner & Mattia as its independent auditors for the Company's fiscal year ended June 30, 1996.


                                    PART III.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
     ---------------------------------------------------------------------------

               The following persons are all of the directors and executive officers of the Company:

Greg Manning, age 50, has been Chairman of the Board of the Company since its inception in 1981 and Chief Executive Officer since December 8, 1992. Mr. Manning was the Company's President from 1981 until August 12, 1993. Mr. Manning also has been Chairman of the Board and President of CRM since its inception, which he founded as "Greg Manning Company, Inc." in 1961. Mr. Manning is currently on the Board of Directors of the State Bank of South Orange, New Jersey and is Chairman of the bank's audit committee and member of the bank's executive committee.

William T. Tully, Jr., age 50, has been Executive Vice President of the Company since August 14, 1994. From August 12, 1993 to August 14, 1994, Mr. Tully was Chief Operating Officer. From the Company's inception in 1981 until August 14, 1994, Mr. Tully was Secretary and Treasurer of the Company, and from December 8, 1992 until August 14, 1994, Mr. Tully was a director. Mr. Tully was Executive Vice President of the Company since its inception in 1981 until August 12, 1993. Mr. Tully has been Executive Vice President of CRM from August 1990, and has served CRM in other management capacities since 1974.

David C. Graham, age 56, has been a Senior Vice President of the Company since August 1990 and has been Senior Vice President of CRM since August 1990. Mr. Graham has served the Company and CRM in various capacities since September 1978. Mr. Graham has been a licensed auctioneer since 1965. Prior to joining the Company, Mr. Graham was employed by H.R. Harmer, a public auction house, from 1955 to 1977.

Robert J. Gesso, age 44, has been Secretary of the Company since September 12, 1994. Mr. Gesso was the secretary, treasurer and controller of Y & S Candies, Inc. from 1985 to 1994.

Daniel  M.  Kaplan,  age 51,  was  retained  by the  Company  to  serve as Chief
Financial Officer on October 18, 1995. Mr. Kaplan served as controller of Horowitz Rae Book Manufacturers, Inc. from 1994 to 1995, as controller of Apex One, Inc. during 1993 and as a private management consultant from 1991 to 1993. Mr. Kaplan was associated with Spectra Physics, Inc. And The Newark Group, Inc. from 1976 to 1991.

William J. Dolan, age 47, has been a director of the Company since December 8, 1992. Mr. Dolan has been President of Dolan/Wohlers, a printing company which he co-founded, since 1973. In 1990, Mr. Dolan co-founded Limtech, Inc., a manufacturer and distributer of printing chemicals, and has served as its President since its inception.

Scott S. Rosenblum, age 47, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991) in the law firm of Kramer, Levin, Naftalis & Frankel, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

The Company's directors are elected at the annual meeting of stockholders. The Certificate of Incorporation provides that the members of the Board of Directors be divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Accordingly, only those directors of a single class can be changed in any one year and it would take elections in three consecutive years to change the entire Board. William Tully has been elected to serve until the 1996 annual meeting of stockholders. Messrs. William Dolan and Scott S. Rosenblum have been elected to serve until the 1997 annual meeting of stockholders. Greg Manning has been elected to serve until the 1998 annual meeting of stockholders. The Certificate of Incorporation also provides that directors may be removed only for cause and that any such removal must be approved by the affirmative vote of at least a majority of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors. While the Company believes that the foregoing provisions are in the best interests of the Company and its stockholders, such requirements may have the effect of protecting management against outside interests and in retaining its position.

There are no family relationships among any of the directors or executive officers of the Company.

The following sets forth the name of each officer, director and beneficial owner of more than 10% of the Common Stock of the Company who failed to file on a timely basis, as described on Forms 3, 4 and 5 and amendments thereto furnished to the Company, reports required by Section 16 (a) of the Securities Exchange Act of 1934 during the year ended June 30, 1996 and prior years and, for each such person, the number of late reports, the number of transactions that were not reported on a timely basis and any known failure to file a required form:

Daniel M. Kaplan (officer) : For year ended June 30, 1996, one late report.

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

The members of the current Advisory Committee and their principal occupations are as follows:

Anthony L. Bongiovanni, Jr., age 37, is President of Micro Strategies, Incorporation, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

Sir Ronald Brierley, age 58, is Founder/President of Brierley Investments, Limited, a publicly held New Zealand investment company. Sir Ronald is also Chairman of GPG P/C, an investment company based in London, England. Sir Ronald serves on the boards of Advance Bank, Australia, Ltd., Adriadne Australia Ltd., Australia Oil & Gas Corporation, Ltd., and the Australian Gaslight Company, and he is also a trustee of Sydney Cricket and Sports Ground Trust. Sir Ronald has had a life-long interest in stamps, beginning as a schoolboy, when he formed Kiwi Stamp Company and acquired a dealer's certificate from the New Zealand Stamp Dealers Federation. Sir Ronald has been selling and collecting stamps since that time, and in 1989, he acquired a significant interest in Stanley Gibbons, Ltd., a world renown stamp company located in London, England.

Robert G. Driscoll, age 64, has been Chief Executive Officer (since 1981) of Barrett & Worthen, Inc. and the Brookman Stamp Company of Bedford, New
Hampshire, both of which are engaged in the business of buying and selling stamps. Mr. Driscoll served as Vice President of H.E. Harris Company, a subsidiary of General Mills from 1978 to 1981, after having founded R&R Stamp Company in 1958 and serving as its President until it was sold in 1978 to General Mills. Mr. Driscoll is a past President of the American Stamp Dealers Association (from 1977 to 1978) and is a lifetime member of the American First Day Cover Society. He has been a member of the American Philatelic Society for over 45 years.

Herman Herst, Jr., age 87, is recognized as the most prolific philatelic author in the world, and has written numerous articles on philately and has authored several stamp related books, including Nassau Street. Mr. Herst was President of Herman Herst Jr. Auctions Inc., a public auction house (from 1934 to 1972) and conducted a private retail stamp business as a sole proprietorship. He was also an active philatelic auctioneer for many years, until his semi-retirement in 1981. He is a former President of the Society of Philatelic Americans and served two terms on the Board of Directors of the American Stamp Dealers Association. Among his many accomplishments, Mr. Herst received the John Luff Award from the American Philatelic Society, the merit award from the Society of Philatelic Americans and the Collectors Club of New York's award for Service to Philately. He is currently a senior member of the American Society of Appraisers, an honorary life member of the Philatelic Traders' Society of London and an honorary life member of the American Stamp Dealers Association, a life member of the Philatelic Traders' Society of London and an honorary life member of the Writer's Unit of the American Philatelic Society. He is also the only American stamp dealer to have ever served on the council of the Philatelic Traders' Society of London.

Herbert LaTuchie, age 77, is President of House of Collectors, a retail collectibles business, as well as President of Herb LaTuchie Auctions, a public auction house of stamps. He was Chairman of the Board and Chief Executive Officer (from 1954 to 1986) of Modern Builders Supply Company, Inc. and Modern Manufacturing, Inc., the latter of which is one of the ten leading distributors of building products in the United States. Mr. LaTuchie has been a life-long collector of rare stamps, and he also collects sheet music and other paper collectibles.

Joseph Levy, Jr., age 70, is president of Levy Venture Management, a real estate rental development group involved in automotive retailing real estate in three states. He is also a real estate developer of several properties located in Illinois. Prior to joining Levy Venture Management, Mr. Levy was President of Walton Chrysler-Plymouth (from 1953 to 1960), a car dealership in Chicago, Illinois, and of Carol Buick (from 1961 to 1984), a car dealership in Evanston, Illinois. He serves as a director of the Evanston Historical Society. He is also a trustee of Evanston Hospital and the Culver Educational Foundation, a trustee of the Chicago Historical Society and the Levy Senior Centers. Mr. Levy is a collector of stamps, coins, watches and other collectibles.

Hector D. Wiltshire, age 54, is President and CEO of Wiltshire Technologies, Inc., a high technology venture capital and consulting group, and is an experienced collector of rare stamps. Mr. Wiltshire is a member of the Association of Certified and Corporate Accountants (A.C.C.A) and the British Computer Society (M.B.C.S.). Mr. Wiltshire holds degrees in Executive Business Administration and marketing.

ITEM 10. EXECUTIVE COMPENSATION

               Information regarding Executive Compensation will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1996 and is incorporated by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

               Information regarding Security Ownership of Certain Beneficial Owners and Management will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1996 and is incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

               Information regarding Certain Relationships and Transactions will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1996 and is incorporated by reference.


ITEM 13.  EXHIBITS,  LIST  AND  REPORTS  ON FORM  8-K
     EXHIBIT  NO.        DESCRIPTION
     ---------------------------------------------------------------------------
(a)      (1)      All Financial Statements of the Company for the year ended
                  June 30, 1996 are filed herewith. See Item 7 of this Report for a list of such financial statements.

         (2)      Exhibits -- See response to paragraph (c) below.

         (b)      Reports on Form 8-K

                  None

         (c)      Exhibits

     3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3(a) to the Company's Form SB-2, Registration Number 33-55792-NY, dated May 14, 1993 (the "1993 Form SB-2").

     3.2  By-laws,  as amended,  of  Registrant.  Incorporated  by  reference to
Exhibit 3(b)to the 1993 Form SB-2.

     10.1 1993 Stock Option Plan. Incorporated by reference to Exhibit 10(a) to the 1993 Form SB-2 and incorporated by reference to Exhibit A to the Proxy Statement of the Company dated January 31, 1994.

     10.2 Employment Agreement between Greg Manning and Registrant dated as of May 14, 1993. Incorporated by reference to Exhibit 10(b) to the Form SB-2 and incorporated by reference to Exhibit 4.1 to Form 10-QSB of the Company for the period ended December 31, 1995, dated February 13, 1996, as amended.

     10.3 Employment Agreement between William T. Tully and Registrant, dated as of May 14, 1993. Incorporated by reference to exhibit 10(c) to the form 1993 Form SB-2 and incorporated by reference to Exhibit 10.26 to Form 10-QSB of the Company for the period ended December 31, 1993 and dated February 22, 1994.

     10.4  Inventory   Acquisition   and  Non  Competition   Agreement   between
Collectibles Realty Management, Inc. and Registrant, dated as of July 1, 1993. Incorporated by reference to Exhibit 10(e) to the 1993 Form SB-2.

     10.5 Financial Consulting Agreement with JWCharles Securities, Inc. and Corporate Securities, Inc. Incorporated by reference to Exhibit 10(f) to the 1993 Form SB-2.

     10.6 Registration Rights Agreement dated November 4, 1994, among the Company and the holders of restricted stock. Incorporated by reference to
Exhibit 10.1 of the Company's Report on Form 8-K, dated November 4, 1994.

     10.7 Shareholder's Common Stock Purchase Warrant, dated November 4, 1994, among the Company and the Selling Shareholders. Incorporated by reference to
Exhibit 10.2 of the Company's Report on Form 8-K, dated November 4, 1994.

     10.8 Placement Agent's Common Stock Purchase Warrant, dated November 4,1994, among the Company and JW Charles Securities, Inc. and Corporate Securities Group, Inc. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated November 4, 1994.

     10.9 Demand Promissory Note, dated June 1, 1995, of Greg Manning Auctions, Inc.(Maker) to Brown Brothers Harriman & Co. (Holder). Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated May 26, 1995.

     10.10 Demand Promissory Note, dated June 3, 1996, of Greg Manning Auctions, Inc.(Maker) to Brown Brothers Harriman & Co. (Holder).*

     10.11 General Security Agreement, dated May 26, 1995, from Greg Manning Auctions,Inc. to Brown Brothers Harriman & Co. Incorporated by reference to
Exhibit 10.2 of the Company's Report on Form 8-K, dated May 26, 1995.

     10.12 Guaranty, dated May 26, 1995, from Greg Manning Auctions, Inc. and Ivy & Mader Philatelic Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated May 26, 1995.

     10.13 Form of Stock Purchase Agreement, in connection with the offering made pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933. Incorporated by reference to the Company's Report on Form 8-K, dated July 3, 1995.

     10.14 Form of Purchase Warrant, in connection with the offering made pursuant tothe exemption from registration provided by Regulation S under the Securities Act of 1933. Incorporated by reference to the Company's Report on Form 8-K,dated July 3, 1993.

     23.1 Consent of Independent Accountants.*

     23.2 Consent of Independent Accountants*

     27 Financial Data Schedule*

                                * Filed herewith

SIGNATURES

IN ACCORDANCE WITH SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                                     GREG MANNING AUCTIONS, INC.


DATE: OCTOBER 14, 1996

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

DATE:  OCTOBER 14, 1996

                                              GREG MANNING
                                              CHAIRMAN OF THE BOARD
                                              CHIEF EXECUTIVE OFFICER & DIRECTOR
                                              (PRINCIPAL EXECUTIVE OFFICER)



                                              DANIEL M. KAPLAN,
                                              CHIEF  FINANCIAL OFFCIER
                                              (PRINCIPAL FINANCIAL OFFCIER)



                                              WILLIAM J. DOLAN
                                              DIRECTOR



                                              WILLIAM T. TULLY, JR.,
                                              EXECUTIVE VICE PRESIDENT


                                              ROBERT J. GESSO
                                              SECRETARY