Form 10QSB
period 1996-09-30
GREG MANNING AUCTIONS INC
filed 1996-11-14
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

For the quarterly period ended September 30, 1996

                                   OR

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

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

As of October 8, 1996, Issuer had 4,419,997 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  YES ______  NO X .





                           GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

                  Table of Contents
         Consolidated Balance Sheet - September 30, 1996 (Unaudited)

         Consolidated Statements of Operations and Retained Earnings - Three months ended September 30, 1996 and 1995 (Unaudited)


         Consolidated Statements of Cash Flows -
         Three months ended September 30, 1996 and 1995 (Unaudited)

         Notes to Consolidated Financial Statements as of September 30, 1996

Item 2.  Management's Discussion and Analysis

                                 GREG MANNING AUCTIONS, INC.
                                  CONSOLIDATED BALANCE SHEET
                                      SEPTEMBER 30, 1996

                                      ASSETS
Current assets:
Cash and cash equivalents                                $       278,742
Accounts receivable
     Auctions receivable                                       7,128,353
     Advances to consignors                                    2,507,782
Notes receivable - current portion                               578,997
Inventory                                                      4,383,382
Deferred tax asset                                               106,000
Prepaid expenses and deposits                                    238,204
                                                        ----------------
     Total current assets                                     15,221,460
Property and equipment, net                                      765,453
Goodwill                                                       1,781,885
Marketable securities                                            215,200
Notes receivable - long-term portion                             733,928
Other assets                                                     732,275
                                                        ================
     Total assets                                        $    19,450,201
                                                        ================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Demand notes payable                                     $     5,925,000
Notes payable - current portion                                  517,412
Payable to third party consignors                              3,648,119
Accounts payable                                                 892,944
Accrued expenses                                                 191,045
Income taxes payable                                             351,506
                                                        ----------------
     Current liabilities                                      11,526,026
Notes payable - long-term portion                                863,416
Deferred income taxes                                              3,121
                                                        ----------------
     Total liabilities                                        12,392,563
                                                        ----------------

Commitments and Contingencies                                          -

Preferred stock, $.01 par value. Authorized
     10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
     20,000,000 shares; 4,419,997 issued and outstanding          44,200
Additional paid in capital                                     6,798,401
Unrealized loss on marketable securities                        (13,400)
Retained earnings                                                228,437
                                                        ----------------
     Total stockholders' equity                                7,057,638
                                                        ----------------
     Total liabilities and stockholders' equity         $     19,450,201
                                                        ================


                        See accompanying notes to financial statements

                                    GREG MANNING AUCTIONS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        THREE MONTHS ENDED
                                                           SEPTEMBER 30,
                                               ----------------------------------
                                                      1995              1996
                                               ----------------  ----------------

Operating revenues
     Sales of merchandise                      $     1,111,370    $     1,257,349
     Commissions from third parties                    681,045            653,458
     Commissions from affiliate - CRM                    1,065                680
                                               ----------------  ----------------
                                                     1,793,480          1,911,487
                                               ----------------  ----------------
Operating expenses
     Cost of merchandise sold                          840,563            833,287
     General and administrative                      1,135,201            906,116
     Marketing                                         102,453            142,934
                                               ----------------  ----------------
                                                     2,078,217          1,882,337
                                               ----------------  ----------------
        Operating profit (loss)                       (284,737)            29,150
Other income (expense)
     Interest and other income                          94,510            179,036
     Interest expense                                 (131,127)          (186,419)
                                                ----------------  ----------------
        Income (loss) before income taxes             (321,354)            21,767

Provision (benefit) for income taxes                  (127,588)            17,598
                                               ----------------  ----------------
     Net income (loss)                                (193,766)             4,169
Retained earnings, beginning of period                (312,115)           224,268
                                               ----------------  ----------------
Retained earnings, end of period                      (505,881)           228,437
                                               ================  ================
Weighted average number of shares outstanding
     and common share equivalents                    3,915,336          4,771,200
                                               ----------------  ----------------
Earnings (loss) per common and common
equivalent share                               $         (0.05)  $           0.00
                                               ================  ================


                           See accompanying notes to financial statements

                                      GREG MANNING AUCTIONS, INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                            -------------------------------
                                                                  1995            1996
                                                            ---------------  --------------
Cash flows from operating activities:
     Net income (loss)                                      $     (193,766)  $        4,169
     Adjustments  to reconcile  net income  (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                               85,312           85,267
        Provision for bad debts                                   (105,000)               -
        Deferred tax asset                                         250,392                -
        Changes in assets (increase) decrease:
            Auctions receivable                                  3,358,517        1,465,061
            Advances to consignors                                (475,861)        (413,297)
            Other receivables                                       (3,791)               -
            Notes receivable                                             -          121,097
            Inventory                                           (1,242,366)        (887,156)
            Due from affiliate - CRM                               (12,927)          56,186
            Income taxes receivable                               (377,980)          34,345
            Prepaid expenses                                        47,392           71,629
            Other assets                                            32,304                -
        Changes in liabilities (decrease) increase
            Payable to third-party consignors                   (1,965,972)        (654,671)
            Accounts payable                                       162,123          128,317
            Customer deposits                                      (79,720)               -
            Accrued expenses and other liabilities                 103,424          (97,866)
            Income taxes payable                                         -           17,598
                                                             ---------------  --------------
                                                                  (417,919)         (69,321)
                                                             ---------------  --------------
Cash flows from investing activities:
     Capital expenditures for property and
     equipment                                                     (45,951)         (26,037)
     Additional goodwill                                           (11,162)         (14,629)
     Purchase of PICK Communications Corp. stock                  (250,000)               -
                                                             ---------------  --------------
                                                                  (307,113)         (40,666)
                                                             ---------------  --------------
Cash flows from financing activities:
     Repayment of notes payable                                    (39,000)        (115,000)
     Repayment of loans payable                                   (336,678)         (32,197)
     Net proceeds from issuance of stock                           711,654          (22,580)
                                                             ---------------  --------------
                                                                   335,976         (169,777)
                                                             ---------------  --------------
Net decrease in cash and cash equivalents                         (389,056)        (279,764)
Cash and cash equivalents at beginning of period                   956,801          558,506
                                                             ===============  ==============
Cash and cash equivalents at end of period                   $      567,745          278,742
                                                             ===============  ==============


                            See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

(1)  Organization, Business and Basis of Presentation

         Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. and Greg Manning Galleries, Inc. (collectively, the Company), is a public auctioneer of collectibles including rare stamps, stamp collections and stocks, and regularly conducts rare stamp auctions bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. In addition to stamps, the other collectibles auctioned by the Company include trading cards and sports memorabilia and other collectibles such as antiquities and rare coins. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail.

         The accompanying consolidated balance sheet as of September 30, 1996 and related consolidated statements of operations and retained earnings for the three months ended September 30, 1996 and 1995 and consolidated statements of Cash Flows for the three month periods then ended, have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1996 filed with the Securities and Exchange Commission.

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

                           GREG MANNING AUCTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SEPTEMBER 30, 1996 (UNAUDITED) - CONTINUED


         The Company also sells its own inventory at auction, wholesale and retail. Revenue with respect to inventory at auction is recognized when sold and for wholesale or retail sales, revenue is recognized when delivered or released to the customer or to a common carrier for delivery.

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

Business Segment

         The company  operates in one segment,  the auctioning or private treaty sale of rare  stamps  and  other  collectibles.  Set  forth  below is a table of aggregate sales of the Company, subdivided by source and market:
                                          For the three months ended
                                                 September 30                   Percentages
                                      -----------------------------------   ---------------------
                                            1995              1996             1995      1996
                                      -----------------------------------   ---------------------
       Aggregate Sales                $  5,201,509       $  5,304,628          100%      100%
                                      ===================================   =====================
         By source:
            A. Auction                $  4,090,139      $   4,047,279           79%       76%
            B. Sales of inventory        1,111,370          1,257,349           21%       24%
                                      -----------------------------------   ---------------------
         By market:
            A. Philatelics            $  4,583,934      $   5,005,971           88%       95%
            B. Sports collectibles         221,282            280,861            4%        5%
            C. Other collectibles          396,293             17,796            8%        0%
                                      -----------------------------------   ---------------------

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at September 30, 1996 was $187,502. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

                           GREG MANNING AUCTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SEPTEMBER 30, 1996 (UNAUDITED) - CONTINUED


Investments

         The Company accounts for marketable securities pursuant to the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the Company's marketable securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses on marketable securities are credited or charged to a separate component of Stockholders' Equity.

Earnings (loss) per common and common equivalent share

         Earnings (loss) per common and common equivalent share of the Company's Common Stock ("Common Stock") is computed using the weighted average number of common and common equivalent shares outstanding for each period. Primary and fully diluted earnings per share are the same for the three months ended September 30, 1996. Outstanding stock options and warrants for the three months ended September 30, 1995 were excluded from earnings per common share computations because they are antidilutive.

(3) Inventories

         Inventories as of September 30, 1996 consisted of the following:

             Stamps                                        $    2,585,272
             Sports Cards and Sports Memorabilia                  625,709
             Antiquities                                        1,172,401
                                                           --------------
                                                           $    4,383,382
                                                           ==============

(4) Marketable Securities

         As of September 30, 1996, the Company owns 9.5% or 4,112,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. These securities are classified as available for sale having a cost of $237,599 and a fair value of approximately $215,200 resulting in an cumulative unrealized loss of $22,400 which was offset by deferred tax asset of $9,000. The fair value of the securities has been reduced from $2,580,000 at June 30, 1996 as a result of a corresponding reduction in the closing price per share from $3.00 at June 30, 1996 to $.25 at November 11, 1996, as reported on the electronic bulletin board. The decrease in net valuation for the three months ended September 30, 1996 of $1,418,400 was charged to a separate component of Stockholders' Equity.

(5) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM") which owned approximately 29%, as of

                           GREG MANNING AUCTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SEPTEMBER 30, 1996 (UNAUDITED) - CONTINUED



September 30, 1996, of the Company's common stock. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the three months ended September 30, 1996, such auction and private treaty sales were not material.

(6) Debt

         The Company is party to secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At September 30, 1996, borrowing under the revolving credit facility and term loan totaled $5,525,000 and $293,750 respectively. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. The Company believes that at September 30, 1996, it was in compliance with such guidelines.



(7)  Supplementary Cash Flow Information

       Following is a summary of supplementary cash flow information:

                                                              For the three months ended
                                                                     September 30,
                                                               1995               1996
                                                        -------------      -------------
       Interest paid                                         $131,127           $174,610
       Income taxes paid                                            -             15,576
       Noncash investing and financing activities:
        Acquisition of inventory under note payable                 -            700,000
        Note receivable in conjunction with sale of
        division                                              210,000                  -
        Acquisition of fixed assets under capital leases       78,839
                                                                                                          -


                           GREG MANNING AUCTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, SEPTEMBER 30, 1996 (UNAUDITED) - CONTINUED



(8)  Subsequent Event

         In September 1996, the Company entered into an agreement setting forth the principal terms of the acquisition of the Latham Companies, Inc., the parent company of Larry Latham Auctioneers, Inc. In November 1996 it was determined that the parties were unable to reach a final agreement for the acquisition. Accordingly, the proposed transaction will not be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

GENERAL


         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties). During the three month period ended September 30, 1996, the Company earned a commission of 15% from the buyers in all markets except for sports cards which is a 10% premium.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and such expenses directly incurred by the Company relating to general and administrative expenses and marketing expenses for the three months ended September 30, 1996 and 1995. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended September 30, 1996
Compared with the three months ended September 30, 1995


         The Company recorded an increase in revenues of $118,007 (7%), from $1,793,480 for the three months ended September 30, 1995 to $1,911,487 for the three months ended September 30, 1996. This increase was primarily attributable to the increase in revenues from the sale of the Company's inventories of $145,979 (13%) with a decrease in commission revenue of $27,972 (4%) for the three month period ended September 30, 1996 compared to the prior year.

         Gross margins on the sales of the Company's inventory increased by approximately $153,000 (57%) in the three months ended September 30, 1996 compared to the three months ended September 30, 1995. This increase in margins was primarily due to the above mentioned increase in the sales of merchandise and the increase in the gross margin percent from 24% for the three months ended September 30, 1995 to 34% for the three months ended September 30, 1996.

         The Company's operating expenses totaled $1,049,050 exclusive of cost of merchandise sold, for the three months ended September 30, 1996, and represented a decrease of $188,604 (15%) from the three months ended September 30, 1995. The decrease in General and Administrative costs by the Company is primarily due to the cost reductions in the Galleries division. This was partially offset by the expansion of the sports department. The increases in marketing costs was due to a more aggressive marketing campaign in the philatelic areas.

         Interest expense increased by $55,292 in the three months ended September 30, 1996 compared to the three months ended September 30, 1995 as a result of the higher average daily borrowings for the comparable period ($42,000) and higher interest rate on the Company's revolving credit facility ($13,000). The borrowings under the Company's secured revolving credit facility are utilized to support the operations of the Company, including the advances to consignors, auctions receivables and merchandise inventories.

         Net Income: The Company recorded income before income taxes of $21,767 for the three months ended September 30, 1996 compared to a loss before income taxes of $321,354 for the three months ended September 30, 1995. This change was primarily due to an increase in operating profits of approximately $314,000 during the three months ended September 30, 1996 compared to the prior year as outlined above.

Liquidity and Capital Resources

         At September 30, 1996, the Company's working capital position was $3,695,434, compared to $3,170,150 as of June 30, 1996. This increase of $525,284 was primarily due to an increase in inventories purchased for future auctions ($1,587,156), a decrease in payables to consignors ($654,671) and an increase in advances to consignors ($413,297). These increases to working capital were offset by a decrease in auctions receivable ($1,465,061), an increase in the current portion of loans payable ($290,906) and a decrease in cash ($279,764). These items were the material cause of the negative cash flow from operating activities of $69,321.

         The Company experienced a decrease in cash flow from investing activities for the three months ended September 30, 1996 of $40,666. This was attributable to the purchase of equipment of $26,037 and additional goodwill related to the purchase of Ivy and Mader, in the amount of $14,629.

         The Company experienced a decrease in cash flow from financing activities for the three months ended September 30, 1996 of $169,777. This was primarily attributable to the Company reducing its notes and loans payable in the amount of $147,197.

         The Company's need for liquidity and working capital is expected to increase as a result of any proposed business expansion activities. In addition to the need for such capital, and to enhance the Company's ability to offer cash advances to a larger number of potential consignors of property (which management believes is an important aspect of the marketing of an auction business). In addition, the Company will likely require additional working capital in the future in order to further expand its sports trading card and sports memorabilia auction business as well as to acquire collectibles for sale in the Company's business.

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

                  None

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-k.

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on form 8-k

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                        GREG MANNING AUCTIONS, INC.



Dated:   November 14, 1996


                                     Greg Manning
                                     Chairman and Chief Executive Officer





                                      Daniel Kaplan
                                      Vice President and Chief Financial Officer

                                  EXHIBIT INDEX




                                                     Page Number in
Exhibit                                              Sequentially
No.               Description                        Numbered Copy
-------- ------------------------------------------  ---------------

27                Financial Data Schedule