Form 10QSB
period 1996-12-31
GREG MANNING AUCTIONS INC
filed 1997-02-11
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

As of January 22, 1997, Issuer had 4,419,997 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes __  No   X   .





                                            GREG MANNING AUCTIONS, INC.

                                          PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

                  Table of Contents                                  age Number

         Consolidated Balance Sheet - December 31, 1996 (Unaudited)           3

         Consolidated Statements of Operations and Retained Earnings -        4
         Three months ended December 31, 1995 and 1996 (Unaudited)
         Six months ended December 31, 1995 and 1996


         Consolidated Statements of Cash Flows -                              5
         Six months ended December 31, 1995 and 1996 (Unaudited)

         Notes to Consolidated Financial Statements                           6
         as of December 31, 1996

Item 2.  Management's Discussion and Analysis                                10

                                 GREG MANNING AUCTIONS, INC.
                                  Consolidated Balance Sheet
                                      December 31, 1996

                                      Assets
Current assets:
Cash and cash equivalents                                                       $      237,952
Accounts receivable
     Auctions receivable                                                             6,017,375
     Advances to consignors                                                          4,761,087
Notes receivable - current portion                                                     492,122
Inventory                                                                            4,201,278
Due from affiliate - CRM                                                                44,539
Deferred tax asset                                                                     106,000
Prepaid expenses and deposits                                                          232,570
                                                                               ----------------
     Total current assets                                                           16,092,923
Property and equipment, net                                                            760,995
Goodwill                                                                             1,759,658
Marketable securities                                                                  215,200
Notes receivable - long-term portion                                                   622,398
Other assets                                                                           722,275
                                                                               ================
     Total assets                                                               $   20,173,449
                                                                               ================

                       Liabilities and Stockholders' Equity
Current liabilities:
Demand notes payable                                                            $    7,360,000
Notes payable - current portion                                                        597,345
Payable to third party consignors                                                    2,693,154
Accounts payable                                                                     1,035,626
Accrued expenses                                                                       223,472
Income taxes payable                                                                   310,798
                                                                               ----------------
     Current liabilities                                                            12,220,395
Notes payable - long-term portion                                                      715,130
Deferred income taxes                                                                    3,121
                                                                               ----------------
     Total liabilities                                                              12,938,646
                                                                               ----------------

Commitments and Contingencies
                                                                                             -

Preferred stock, $.01 par value. Authorized
     10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
     20,000,000 shares; 4,419,997 issued and outstanding                                44,200
Additional paid in capital                                                           6,793,401
Unrealized loss on marketable securities                                               (13,400)
Retained earnings                                                                      410,602
                                                                               ----------------
     Total stockholders' equity
                                                                                     7,234,803
                                                                               ----------------
     Total liabilities and stockholders' equity                                 $   20,173,449
                                                                               ================

                        See accompanying notes to financial statements

                              GREG MANNING AUCTIONS, INC.
                         Consolidated Statements of Operations


                                                                 Three months ended                 Six months ended
                                                                   December 31,                      December 31,
                                                           ------------------------------    ------------------------------
                                                               1995            1996              1995            1996
                                                           --------------  --------------    --------------  --------------

Operating revenues
    Sales of merchandise                                   $   3,631,424   $   2,816,137     $   4,742,794   $   4,073,486
    Commissions earned                                           582,039         559,696         1,264,149       1,213,834
                                                           --------------  --------------    --------------  --------------
                                                               4,213,463       3,375,833         6,006,943       5,287,320
                                                           --------------  --------------    --------------  --------------
Operating expenses
    Cost of merchandise sold                                   3,022,936       1,722,960         3,863,499       2,556,247
    General and administrative                                 1,010,635       1,081,081         2,145,836       1,987,197
    Marketing                                                    158,564         169,407           261,017         312,341
                                                           --------------  --------------    --------------  --------------
                                                               4,192,135       2,973,448         6,270,352       4,855,785
                                                           --------------  --------------    --------------  --------------
       Operating profit (loss)                                    21,328         402,385          (263,409)        431,535
Other income (expense)
    Interest and other income                                    155,025         153,713           249,535         332,749
    Interest expense                                            (132,831)       (214,641)         (263,958)       (401,060)
                                                           --------------  --------------    --------------  --------------
       Income (loss) before income taxes                          43,522         341,457          (277,832)        363,224
Provision (benefit) for income taxes                              23,176         159,292          (104,412)        176,890
                                                           --------------  --------------    --------------  --------------
    Net income (loss)                                             20,346         182,165          (173,420)        186,334
Retained earnings, beginning of period                          (505,881)        228,437          (312,115)        224,268
                                                           --------------  --------------    --------------  --------------
Retained earnings, end of period                                (485,535)        410,602          (485,535)        410,602
                                                           ==============  ==============    ==============  ==============
Weighted average number of shares outstanding
    and common share equivalents                               4,202,148       4,420,354         4,037,463       4,595,777
                                                           ==============  ==============    ==============  ==============
Earnings (loss) per common and common equivalent share      $       0.00    $       0.04      $      (0.04)   $       0.04
                                                           ==============  ==============    ==============  ==============


                     See accompanying notes to financial statements

                                      GREG MANNING AUCTIONS, INC.
                                 Consolidated Statements of Cash Flows

                                                                                Six months ended
                                                                                  December 31,
                                                                         -------------------------------
                                                                              1995            1996
                                                                         ---------------  --------------
Cash flows from operating activities:
     Net income (loss)                                                    $   (173,420)    $   186,334
     Adjustments  to reconcile  net income  (loss) to net
     cash provided by (used in) operating activities:
        Depreciation and amortization                                          153,007         172,108
        Provision for bad debts                                                (85,000)         28,354
        Deferred tax asset                                                     250,392               -
        Gain on sale of stock                                                  (80,103)              -
        Changes in assets (increase) decrease:
            Auctions receivable                                              3,398,172       2,547,685
            Advances to consignors                                            (429,979)     (2,666,602)
            Other receivables                                                    1,608               -
            Notes receivable                                                                   319,502
            Inventories                                                     (1,753,442)       (705,052)
            Due from affiliate - CRM                                           (31,593)         (5,917)
            Income taxes receivable                                           (353,421)         34,345
            Prepaid expenses                                                    49,809          77,263
            Other assets                                                       (22,480)         10,000
        Changes in liabilities (decrease) increase
            Payable to third-party consignors                               (2,441,736)     (1,609,636)
            Accounts payable                                                   405,759         270,999
            Customer deposit                                                   (79,720)               -
            Accrued expenses and other liabilities                            (153,852)        (47,875)
            Income taxes payable                                                     -         (23,110)
                                                                         ---------------  --------------
                                                                            (1,345,999)     (1,411,602)
                                                                         ---------------  --------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                           (68,286)        (86,193)
     Additional goodwill                                                       (51,808)        (14,629)
     Proceeds from sale of Americana division                                   70,000               -
     Purchase of PICK Communications Corp. stock                              (260,000)              -
                                                                         ---------------  --------------
                                                                              (310,094)       (100,822)
                                                                         ---------------  --------------
Cash flows from financing activities:
     Proceeds from notes payable                                               750,000       1,320,000
     Repayment of loans payable                                               (375,423)       (100,550)
     Net proceeds from issuance of stock                                       925,920         (27,580)
                                                                         ---------------  --------------
                                                                             1,300,497       1,191,870
                                                                         ---------------  --------------
Net decrease in cash and cash equivalents                                     (355,596)       (320,554)
Cash and cash equivalents at beginning of period                               956,801         558,506
                                                                         ===============  ==============
Cash and cash equivalents at end of period                                $    601,205     $   237,952
                                                                         ===============  ==============

                            See accompanying notes to financial statements

                                            GREG MANNING AUCTIONS, INC.

                                    Notes to Consolidated Financial Statements
                                                 December 31, 1996
                                                    (Unaudited)


(1)  Organization, Business and Basis of Presentation

         Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. and Greg Manning Galleries, Inc. (collectively, the Company), is a public auctioneer of collectibles including rare stamps, stamp collections and stocks, and regularly conducts rare stamp auctions bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. In addition to stamps, the other collectibles auctioned by the Company include trading cards and sports memorabilia and other collectibles such as antiquities. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail.

         The accompanying consolidated balance sheet as of December 31, 1996 and related consolidated statements of operations and retained earnings for the three and six months ended December 31, 1995 and 1996 and consolidated statements of Cash Flows for the six month periods then ended, have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1996 filed with the Securities and Exchange Commission.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                                             For the six months ended
                                                                   December 31,                          Percentages
                                                       -------------------------------------     -----------------------------
                                                              1995              1996                 1995           1996
                                                       -------------------------------------     -----------------------------
             Aggregate Sales                                   12,540,772        11,440,618            100%          100%
                                                       =====================================     =============================
                 By source:
                    A. Auction                                  7,797,978         9,010,805             62%           79%
                    B. Sales of inventory                       4,742,794         2,429,813             38%           21%
                                                       -------------------------------------     -----------------------------
                 By market:
                    A. Philatelics                             11,287,281        10,866,996             90%           95%
                    B. Sports collectibles                        349,025           538,872              3%            5%
                    C. Other collectibles                         904,466            34,750              7%            0%
                                                       -------------------------------------     -----------------------------

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at December 31, 1996 was $209,729. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.


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

Earnings (loss) per common and common equivalent share

         Earnings (loss) per common and common equivalent share of the Company's Common Stock ("Common Stock") is computed using the weighted average number of common and common equivalent shares outstanding for each period. Primary and fully diluted earnings per share are the same for the three and six months ended December 31, 1996. Outstanding stock options and warrants for the six months ended December 31, 1995 were excluded from earnings per common share computations because they are antidilutive.

(3) Inventories

         Inventories as of December 31, 1996 consisted of the following:

                    Stamps                                       $  2,334,725
                    Sports Cards and Sports Memorabilia               657,272
                    Other collectibles                              1,209,281
                                                                   ----------
                                                                 $  4,201,278

                                                                   ==========


(4) Marketable Securities

         As of December 31, 1996, the Company owns 9.5% or 4,112,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. These securities are classified as available for sale having a cost of $237,599 and a fair value of approximately $215,200 resulting in an cumulative unrealized loss of $22,400 which was offset by deferred tax asset of $9,000. The fair value of the securities has been reduced from $2,580,000 at June 30, 1996 as a result of a corresponding reduction in the closing price per share from $3.00 at June 30, 1996 to $.22 at December 31, 1996, as reported on the electronic bulletin board. The decrease in net valuation for the six months ended December 31, 1996 of $1,418,400 was charged to a separate component of Stockholders' Equity.

(5) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM") which owned approximately 29%, as of


December 31, 1996, of the Company's common stock. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the six months ended December 31, 1996, such auction and private treaty sales were not material.

(6) Debt

     The Company is party to secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At December 31, 1996, borrowing under the revolving credit facility and term loan totaled $5,560,000 and $275,000 respectively. In November 1996, the Company borrowed an additional $1,400,000 from BBH&Co in the form of a term note due in July 1997 bearing interest at 12% per annum. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide of the revolving credit loan, the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. The Company believes that at December 31, 1996, it was in compliance with such guidelines.


(7)  Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:
                                                                          For the three months ended
                                                                                 December 31,
                                                                            1995               1996
                                                                        -------------      -------------
        Interest paid                                                       $263,958           $425,653
        Income taxes paid                                                                       246,115
        Noncash investing and financing activities:
           Acquisition of inventory under note payable                                          700,000
           Note receivable in conjunction with sale of division              140,000
           Acquisition of fixed assets under capital leases                  135,312
           Sale of stock                                                      81,704


(8)  Other information

     In November 1996 it was determined that the Company's proposed acquisition of the Latham Companies, Inc., the parent company of Larry Latham Auctioneers, Inc., would not be consummated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General


         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties). During the six month period ended December 31, 1996, the Company earned a commission of 15% from the buyers in all markets except for sports cards which is a 10% premium.

     The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the six months ended December 31, 1996 and 1995. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended December 31, 1996
Compared with the three months ended December 31, 1995


         The Company recorded a decrease in revenues of $837,630 (20%), from $4,213,463 for the three months ended December 31, 1995 to $3,375,833 for the three months ended December 31, 1996. This decrease was primarily attributable to the decrease in revenues from the sale of the Company's inventories of $815,287 (22%) for the three month period ended December 31, 1996 compared to the prior year.

     Gross margins on the sales of the Company's inventory increased by $ 484,689 (80%) in the three months ended December 31, 1996 compared to the three months ended December 31, 1995. The increase in margins was primarily due to sales of stamp inventories reflecting a gross margin of 40% for the three months ended December 31, 1996 as compared to 11% for the comparable period in the previous year. This offset the decrease in sales of Company owned stamps of $536,032 in the three months ended December 31, 1996 from the prior year comparable period

         The Company's operating expenses totaled $1,250,488 exclusive of cost of merchandise sold, for the three months ended December 31, 1996, and represented an increase of $81,199 (7%) from the three months ended December 31, 1995. The increase in General and Administrative costs by the Company is primarily due to additional participation in trade shows and a limited expansion of the sports department.

         Interest expense increased by $81,810 in the three months ended December 31, 1996 compared to the three months ended December 31, 1995 as a result of the higher average daily borrowings for the comparable period ($36,000) and higher interest rate on the Company's revolving credit facility and term loans ($24,000). The borrowings under the Company's secured revolving credit facility are utilized to support the operations of the Company, including the advances to consignors, auctions receivables and merchandise inventories.

         Net Income: The Company recorded income before income taxes of $341,457 for the three months ended December 31, 1996 compared to $43,522 for the three months ended December 31, 1995. This change was primarily due to an increase in operating profits of approximately $381,000 during the three months ended December 31, 1996 compared to the prior year as outlined above.

Six months ended December 31, 1996
Compared with the six months ended December 31, 1995


         The Company had a decrease in revenue of $719,623 (12%) to $5,287,320 for the six months ended December 31, 1996 as compared to the comparable period ended December 31, 1995. This decrease was substantially attributable to the reduction in revenues from the sale of the Company's inventories by $669,308 (14%) for the six months ended December 31, 1996 compared to the prior year's comparable period.

         Gross margin percentages on the sales of the Company's inventories increased from 19% to 37% for the six months ended December 31, 1996 as compared the six months ended December 31, 1995. This increase in gross margin percentages and the above decrease in revenue from inventory sales resulted in a net increase in gross margins on the sale of inventories of $637,944 (73%) to $1,517,239 for the six months ended December 31, 1996 compared to $879,295 for the prior year's comparable period.

         The Company recorded a decrease in operating expenses of $107,315 (4%) for the six months ended December 31, 1996 compared to the six months ended December 13, 1995. This net decrease was primarily attributable to cost reductions in the Galleries division and partially offset by the expansion of the sports department and expanded marketing campaigns in the philatelic areas.

         Interest expense increased by approximately $137,000 in the six months ended December 31, 1996 compared to the six months ended December 31, 1995. This increase was primarily attributable to higher average borrowings ($78,000) and increased interest rates on the Company's revolving credit facility and term note ($37,000). This was partially offset by the increase in interest income of approximately $80,000 for the six months ended December 31, 1996 as compared to the comparable period of the prior year primarily earned on trade receivables and advances to consignors.

         Net Income: The Company recorded income before income taxes of $186,334 for the six months ended December 31, 1996 compared to a net loss of $173,420 for the six months ended December 31, 1995. This change was primarily due to an increase in operating profits of approximately $695,000 during the six months ended December 31, 1996 compared to the prior year as outlined above.

Liquidity and Capital Resources

         At December 31, 1996, the Company's working capital position was $3,872,528, compared to $3,170,150 as of June 30, 1996. This increase of $702,378 was primarily due to increases in inventories purchased for future auctions ($1,405,052), advances to consignors ($2,666,602) and a decrease in payables to consignors ($1,609,636). These increases to working capital were offset by a decrease in auctions receivable ($2,576,039) and an increase in the demand notes payable and current portion of loans payable ($1,690,839). These items were the material cause of the negative cash flow from operating activities of $1,411,602.

         The Company experienced a decrease in cash flow from investing activities for the six months ended December 31, 1996 of $100,822. This was primarily attributable to the purchase of equipment of $86,193 and additional goodwill related to the purchase of Ivy and Mader, in the amount of $14,629.

         The Company experienced an increase in cash flow from financing activities for the six months ended December 31, 1996 of $1,191,870. This was primarily attributable to the Company borrowing an additional $1,400,000 in November 1996 in the form of a term note due in July 1997 to allow for additional advances to consignors targeted towards the March and June 1997 auctions.

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

     The decision to expand, the desired rate of expansion, and the areas of expansion will be determined by management and the Board of Directors only after careful consideration of all relevant factors, including the Company's financial resources and working capital needs, and the necessity of continuing its growth and position in its core business area of stamp auctions.

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

                  None

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-k.

          (a) Exhibits

               27  Financial Data Schedule

          (b) Reports on Form 8-k

               8-K, filed December 3, 1996, reporting on Item 5, Other matters

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                      GREG MANNING AUCTIONS, INC.



Dated:   February 10, 1997


                                      Greg Manning
                                      Chairman and Chief Executive Officer




                                      Daniel Kaplan
                                      Vice President and Chief Financial Officer

                                                   EXHIBIT INDEX





Exhibit
No.               Description
-------- ------------------------------------------

27                Financial Data Schedule