Form 10QSB
period 1997-03-31
GREG MANNING AUCTIONS INC
filed 1997-05-06
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                    FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

As of April 22, 1997, Issuer had 4,419,997 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ______  No  X





                                            GREG MANNING AUCTIONS, INC.

                                          PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

                  Table of Contents                                  Page Number

         Consolidated Balance Sheet - March 31, 1997 (Unaudited)               3

         Consolidated Statements of Operations and Retained Earnings -         4
         Three months ended March 31, 1996 and 1997 (Unaudited)
         Nine months ended March 31, 1996 and 1997 (Unaudited)

         Consolidated Statements of Cash Flows -                               5
         Nine months ended March 31, 1996 and 1997 (Unaudited)

         Notes to Consolidated Financial Statements                            6
         as of March 31, 1997

Item 2.  Management's Discussion and Analysis                                 10

                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheet
                                 March 31, 1997

                                               Assets
Current assets:
Cash and cash equivalents                                                           $         332,865
Accounts receivable
   Auctions receivable                                                                      7,548,667
   Advances to consignors                                                                   4,219,968
Notes receivable - current portion                                                            740,817
Inventory                                                                                   3,665,403
Due from affiliate - CRM                                                                       45,793
Deferred tax asset                                                                            106,000
Prepaid expenses and deposits                                                                 205,213
                                                                            -------------------------
   Total current assets                                                                    16,864,726
Property and equipment, net                                                                   714,912
Goodwill                                                                                    1,766,507
Marketable securities                                                                         215,200
Notes receivable - long-term portion                                                          393,235
Other assets                                                                                  722,275
                                                                            =========================
   Total assets                                                                       $    20,676,855
                                                                            =========================

                      Liabilities and Stockholders' Equity
Current liabilities:
Demand notes payable                                                                 $      7,480,000
Notes payable - current portion                                                                99,758
Payable to third party consignors                                                           3,300,703
Accounts payable                                                                              932,386
Accrued expenses                                                                              265,394
Income taxes payable                                                                          403,397
                                                                            -------------------------
   Current liabilities                                                                     12,481,638
Notes payable - long-term portion                                                             575,130
Deferred income taxes                                                                           3,121
                                                                            -------------------------
   Total liabilities                                                                       13,059,889
                                                                            -------------------------

Commitments and Contingencies
                                                                                                               -

Preferred stock, $.01 par value. Authorized
   10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
   20,000,000 shares; 4,419,997 issued and outstanding                                         44,200
Additional paid in capital                                                                  6,793,401
Unrealized loss on marketable securities                                                     (13,400)
Retained earnings                                                                             792,765
                                                                            -------------------------
   Total stockholders' equity                                                               7,616,966
                                                                            -------------------------
   Total liabilities and stockholders' equity                                         $    20,676,855
                                                                            =========================

                 See accompanying notes to financial statements

                                              GREG MANNING AUCTIONS, INC.
                                         Consolidated Statements of Operations


                                                              Three months ended                Nine months ended
                                                                  March 31,                         March 31,
                                                        ------------------------------    ------------------------------
                                                            1996            1997              1996            1997
                                                        --------------  --------------    --------------  --------------


Operating revenues
    Sales of merchandise                                $   2,735,117   $   3,548,074     $   7,477,911   $   7,621,560
    Commissions earned                                        612,171         763,931         1,876,320       1,977,765
                                                        --------------  --------------    --------------  --------------
                                                            3,347,288       4,312,005         9,354,231       9,599,325
                                                        --------------  --------------    --------------  --------------
Operating expenses
    Cost of merchandise sold                                2,289,016       2,350,769         6,152,515       4,907,016
    General and administrative                              1,160,823       1,163,029         3,306,659       3,150,226
    Marketing                                                 173,127         166,216           434,144         478,557
                                                        --------------  --------------    --------------  --------------
                                                            3,622,966       3,680,014         9,893,318       8,535,799
                                                        --------------  --------------    --------------  --------------
       Operating profit (loss)                              (275,678)         631,991         (539,087)       1,063,526
Other income (expense)
    Interest and other income                               1,039,823         224,280         1,289,358         557,029
    Interest expense                                        (150,128)       (217,002)         (414,086)       (618,062)
                                                        --------------  --------------    --------------  --------------
       Income (loss) before income taxes                      614,017         639,269           336,185       1,002,493

Provision (benefit) for income taxes                          244,859         257,108           140,447         433,997
                                                        --------------  --------------    --------------  --------------
    Net income (loss)                                         369,158         382,161           195,738         568,496
Retained earnings, beginning of period                      (485,535)         228,437         (312,115)         224,268
                                                        --------------  --------------    --------------  --------------
Retained earnings, end of period                            (116,377)         610,598         (116,377)         792,764
                                                        ==============  ==============    ==============  ==============

 Net income per share - primary                             $    0.08       $    0.09         $    0.05       $    0.13
Weighted average number common and
    dilutive equivalent shares outstanding                  4,370,408       4,419,997         4,213,442       4,537,184
                                                        ==============  ==============    ==============  ==============

Net income per share - fully diluted                        $    0.08       $    0.09         $    0.05       $    0.12
Weighted average number common and
    dilutive equivalent shares outstanding                  4,388,569       4,419,997         4,222,818       4,549,653
                                                        ==============  ==============    ==============  ==============

                     See accompanying notes to financial statements

                                      GREG MANNING AUCTIONS, INC.
                                 Consolidated Statements of Cash Flows

                                                                                Nine months ended
                                                                                   March 31,
                                                                         -------------------------------
                                                                              1996            1997

                                                                         ---------------  --------------
Cash flows from operating activities:
     Net income (loss)                                                      $   195,738      $  568,497
     Adjustments  to reconcile  net income  (loss) to net cash provided by (used
     in) operating activities:
        Depreciation and amortization                                           227,255         258,213
        Provision for bad debts                                                  20,711          68,354
        Gain on sale of stock                                               (1,067,303)
            Changes in assets (increase) decrease:
            Auctions receivable                                               2,695,974         976,393
            Advances to consignors                                            (714,226)     (2,125,483)
            Notes and other receivables                                         (8,816)         299,970
            Inventories                                                     (1,444,896)       (169,177)
            Due from affiliate - CRM                                           (33,291)         (7,171)
            Income taxes receivable                                             151,407          34,345
            Prepaid expenses                                                     35,024         104,620
            Other assets                                                        135,233          10,000
        Changes in liabilities (decrease) increase
            Payable to third-party consignors                               (2,376,832)     (1,002,087)
            Accounts payable                                                    799,469         167,759
            Accrued expenses and other liabilities                            (103,719)         (5,953)
            Income taxes payable                                                                 69,489
                                                                         ---------------  --------------
                                                                            (1,488,272)       (752,231)
                                                                         ---------------  --------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                           (75,271)       (103,988)
     Additional goodwill                                                       (64,708)        (43,705)
     Proceeds from sale of Americana division                                    90,000
     Purchase of investment stock                                             (460,000)
     Proceeds from sale of investment stock                                   1,008,000
                                                                         ---------------  --------------
                                                                                498,021       (147,693)
                                                                         ---------------  --------------
Cash flows from financing activities:
     Proceeds from (repayment of) notes payable                               (220,948)       1,440,000
     Repayment of loans payable                                               (447,203)       (738,137)
     Net proceeds from issuance of stock                                      1,165,920        (27,580)
                                                                         ---------------  --------------
                                                                                497,769         674,283
                                                                         ---------------  --------------
Net decrease in cash and cash equivalents                                     (492,482)       (225,641)
Cash and cash equivalents at beginning of period                                956,801         558,506
                                                                         ===============  ==============
Cash and cash equivalents at end of period                                 $    464,319     $   332,865
                                                                         ===============  ==============

                            See accompanying notes to financial statements

                                            GREG MANNING AUCTIONS, INC

                                    Notes to Consolidated Financial Statements
                                                  March 31, 1997
                                                    (Unaudited)


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

         The accompanying consolidated balance sheet as of March 31, 1997 and related consolidated statements of operations and retained earnings for the three and nine months ended March 31, 1996 and 1997 and consolidated statements of Cash Flows for the nine month periods then ended, have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1996 filed with the Securities and Exchange Commission.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                                            For the nine months ended
                                                                    March 31,                            Percentages
                                                       -------------------------------------     -----------------------------
                                                              1996              1997                 1996           1997
                                                       -------------------------------------     -----------------------------
             Aggregate Sales                               $   19,622,303      $ 19,009,079               100%           100%
                                                       =====================================     =============================
                 By source:
                    A. Auction                             $   12,144,394      $ 11,387,520                62%            60%
                    B. Sales of inventory                       7,477,909         7,621,559                38%            40%
                                                      -------------------------------------     -----------------------------
                 By market:
                    A. Philat lics                             16,572,926        15,990,538                84%            84%
                    B. Sports collectibles                        520,631           854,376                 3%             5%
                    C. Other collectibles                       2,528,746         2,164,165                13%            11%
                                                       -------------------------------------     -----------------------------

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at March 31, 1997 was $231,956. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.


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

(3) Inventories

         Inventories as of March 31, 1997 consisted of the following:

                    Stamps                                    $  1,900,706
                    Sports cards and sports memorabilia            557,863
                    Other collectibles                           1,206,834
                                                               ------------
                                                              $  3,665,403


(4) Marketable Securities

         As of March 31, 1997, the Company owned 9.5% or 4,112,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. These securities are classified as available for sale having a cost of $237,599 and a fair value of approximately $215,200 resulting in a cumulative unrealized loss of $22,400 which was offset by deferred tax asset of $9,000. The fair value of the securities has been reduced from $2,580,000 at June 30, 1996 as a result of a corresponding reduction in the closing price per share from $3.00 at June 30, 1996 to $0.47 , as of March 31, 1997 ($0.24 at April 22, 1997) as reported on the electronic bulletin board. The decrease in net valuation for the nine months ended March 31, 1997 of $1,418,400 was charged to a separate component of Stockholders' Equity.

(5) Related-party Transactions

     The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM") which owned approximately 29%, as of March 31, 1997, of the Company's common stock. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the nine months ended March 31, 1997, such auction and private treaty sales were not material.

(6) Debt

         The Company is party to secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At March 31, 1997, borrowing under the revolving credit facility and term loan totaled $5,195,000 and $256,250 respectively. In November 1996, the Company borrowed an additional $1,400,000 from BBH&Co in the form of a term note due in July 1997 bearing interest at 12% per annum. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide of the revolving credit loan, the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. The Company believes that at March 31, 1997, it was in compliance with such guidelines.



(7)  Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:

                                                                        For the nine months ended March 31,
                                                                          1996                       1997
                                                                    -----------------          ------------------
        Interest paid                                                 $      414,086              $      591,733
        Income taxes paid                                                                                274,603
        Noncash investing and financing activities:
           Acquisition of inventory under note payable                                                   700,000
           Note receivable in conjunction with sale of division              120,000
           Acquisition of fixed assets under capital leases                  135,312
           Sale of stock                                                      81,704
           Leases canceled                                                    19,341

(8)  Other information

         In November 1996 it was determined that the Company's proposed acquisition of the Latham Companies, Inc., the parent company of Larry Latham Auctioneers, Inc., would not be consummated.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General


         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties). During the nine month period ended March 31, 1997, the Company earned a commission of 15% from the buyers in all markets except for sports cards which is a 10% premium.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the nine months ended March 31, 1996 and 1997. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended March 31, 1997
Compared with the three months ended March 31, 1996


         The Company recorded a increase in revenues of $964,717 (29%), from $3,347,288 for the three months ended March 31, 1996 to $4,312,005 for the three months ended March 31, 1997. This increase was attributable to the increases in revenues from the sale of the Company's inventories of $812,957 (30%) and commissions earned of $151,760 (25%) for the three month period ended March 31, 1997 compared to the prior year.

         Gross margins on the sales of the Company's inventory increased by $751,204 (168%) in the three months ended March 31, 1997 compared to the three months ended March 31, 1997. All areas of collectibles recorded an increase in margins, although other collectibles recorded the largest increase of $579,300.

         The Company's operating expenses of $1,329,245 for the three months ended March 31, 1997 were substantially the same as the same period in the prior year. These costs resulted in operating costs of 31% of operating revenues for the three months ended March 31, 1997 compared to 40% for the comparable period in the prior year.

         Interest and other income decreased by $815,543 in the quarter ended March 31, 1997 compared to the prior year's comparable quarter primarily due to no gains on the sale of marketable securities during the quarter ended March 31, 1997 compared to a gain of $987,200 during the quarter ended March 31, 1996. This was partially offset by an increase in interest income of $171,000 during the quarter ended March 31, 1997 compared to the prior year's comparable quarter. The Company has increased advances to consignors over $2,250,000 from March 31, 1996 to March 31, 1997 resulting in the additional interest income.

         Interest expense increased by $66,874 in the three months ended March 31, 1997 compared to the three months ended March 31, 1997 primarily as a result of the higher average daily borrowings for the comparable period ($26,000) and higher interest rate on the Company's revolving credit facility and term loans ($34,000). The borrowings under the Company's secured revolving credit facility are utilized to support the operations of the Company, including the advances to consignors, auctions receivables and merchandise inventories.

         Net Income: The Company recorded an increase in income before income taxes of $25,252 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996. This change was primarily due to an increase in operating profits of approximately $908,000 during this period, offset by not having sales of securities as outlined above.

Nine months ended March 31, 1997
Compared with the nine months ended March 31, 1997


         The Company had an increase in revenue of $245,094 (3%) to $9,599,325 for the nine months ended March 31, 1997 as compared to the comparable period ended March 31,1996. This increase was due to both increases due to the sale of the Company's inventories by $143,649 (2%) and commissions earned from consignments of $101,445 (5%) for the nine months ended March 31, 1997 compared to the prior year's comparable period.

         Gross margin percentages on the sales of the Company's inventories increased from 18% to 36% for the nine months ended March 31, 1997 as compared the nine months ended March 31, 1996. This increase in gross margin percentages and the above increase in revenue from inventory sales resulted in an increase in overall gross margins on the sale of inventories of $1,389,088 (105%) to $2,714,544 for the nine months ended March 31, 1997 compared to the prior year's comparable period.

         The Company recorded a decrease in operating expenses of $112,020 (3%) for the nine months ended March 31, 1997 compared to the nine months ended March 31, 1996. This net decrease was primarily attributable to cost reductions in the Galleries division and partially offset by the expansion of the sports department and expanded marketing campaigns in the philatelic areas.

         Interest expense increased by approximately $204,000 in the nine months ended March 31, 1997 compared to the nine months ended March 31, 1997. This increase was primarily attributable to higher average borrowings ($62,000) and increased interest rates on the Company's revolving credit facility and term note ($85,000). This was offset by the increase in interest income of approximately $338,000 for the nine months ended March 31, 1997 as compared to the comparable period of the prior year primarily earned on trade receivables and advances to consignors.

         Net Income: The Company recorded income before income taxes of $1,002,493 for the nine months ended March 31, 1997 compared to $336,185 for the nine months ended March 31, 1996. This change was primarily due to an increase in operating profits of approximately $1,603,000 and the decrease in gains on the sales of marketable securities during the nine months ended March 31, 1997 as compared to the prior year's comparable period. During the nine months ended March 31, 1997, the Company did not sell any marketable securities.

Liquidity and Capital Resources

         At March 31, 1997, the Company's working capital position was $4,383,088, compared to $3,170,150 as of June 30, 1996. This increase of $1,212,938 was primarily due to increases in inventories purchased for future auctions ($869,177), advances to consignors ($2,125,483) and a decrease in payables to consignors ($1,002,087). These increases to working capital were offset by a decrease in auctions receivable ($1,044,747) and an increase in the demand notes payable and current portion of loans payable ($1,313,252). These items were the material cause of the negative cash flow from operating activities of $752,231.

         The Company experienced a decrease in cash flow from investing activities for the nine months ended March 31, 1997 of $147,693. This was attributable to the purchase of equipment of $103,988 and additional goodwill related to the purchase of Ivy and Mader, in the amount of $43,705.

         The Company experienced an increase in cash flow from financing activities for the nine months ended March 31, 1997 of $674,283. This was primarily attributable to the Company borrowing an additional $1,400,000 in November 1996 in the form of a term note due in July 1997 to allow for additional advances to consignors targeted towards the June 1997 auctions. This was partially offset by the payments on term loans of approximately $700,000 during this period.

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

         The decision to expand, the desired rate of expansion, and the areas of expansion will be determined by management and the Board of Directors only after careful consideration of all relevant factors. This will include the Company's financial resources and working capital needs, and the necessity of continuing its growth and position in its core business area of stamp auctions.

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

                  None

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-k.

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on Form 8-k

                           None

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                      GREG MANNING AUCTIONS, INC.



Dated:   April 23, 1997
                                      Greg Manning
                                      Chairman and Chief Executive Officer



                                      Daniel Kaplan
                                      Vice President and Chief Financial Officer

                                                   EXHIBIT INDEX





Exhibit
No.               Description
-------- ------------------------------------------

27                Financial Data Schedule