Form 10KSB
period 1997-06-30
GREG MANNING AUCTIONS INC
filed 1997-10-14
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended June 30, 1997
                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to

                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

                  New York                                         22-2365834
        (State or Other Jurisdiction of                      (I.R.S. Employer
        Incorporation or Organization)                       Identification No.)

              775 Passaic Avenue
         West Caldwell, New Jersey                                   07006
        (Address of Principal Executive Offices)                   (Zip code)

Registrant's telephone number, including area code:  (973) 882-0004

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The Issuer's revenues for its most recent fiscal year were $15,051,165.

        The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of September 22, 1997 (based on closing sale price of $2.1875 per share as reported on NASDAQ), was $6,824,993.

        As of October 10, 1997, Issuer had 4,419,997 shares of its Common Stock outstanding.


        Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 1997, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check One):  Yes       No   X








               THE REMAINDER OF THIS PAGE WAS PURPOSELY LEFT BLANK

                                     PART I.

Item 1. DESCRIPTION OF BUSINESS

GENERAL

     Greg Manning Auctions, Inc. (the "Company") was founded by Greg Manning, its Chairman and Chief Executive Officer, who has conducted public auctions of rare stamps, stamp collections and stocks since 1966. The Company believes, based on its knowledge of the market, that it is one of the largest auction houses of rare stamps in the world (although there is no publicly available data with respect to stamp auction sales). In addition to stamps, the Company has expanded its business to include other types of collectibles and similar items, such as sports-related collectibles and rare autographs and documents, and the reproduction and marketing of replicas of certain historical items.

     The Company conducts its operations directly and through its subsidiaries Ivy & Mader, Inc. ("Ivy & Mader"), which it acquired in late 1993, and Greg Manning Galleries, Inc. ("Galleries").

     In addition to auctions, which is the Company's primary method of sale, the Company enters into "private treaty" transactions in which owners of collectibles arrange to have their property sold to third-parties in privately negotiated transactions. The Company also purchases collectibles for sale for its own account.

     The Company seeks to provide the highest quality service and personal attention to its clients. The Company's longevity in its core business of rare stamps, stamp collection and stock auctions has enabled it to develop an international network of clients, both dealers and collectors, buyers and sellers, who use the Company's services on a consistent basis. The Company believes that its extensive auction and marketing experience in the rare stamp markets can be applied and utilized in other areas of the collectibles business. The Company has expanded by taking advantage of such opportunities through its acquisition of Ivy & Mader and will consider other acquisitions as appropriate.

PHILATELY

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

     Ivy & Mader, acquired in 1993, holds auctions devoted primarily to the sale of high quality, single rare stamps. In contrast, Greg Manning Auctions, Inc. ("GMA") typically holds auctions in which each lot contains several thousand stamps. Ivy & Mader sells to a larger number of collectors, and GMA sells to a larger number of dealers. As with GMA, Ivy & Mader earns a commission, based on the hammer price at auction, of approximately 10% from the seller and 15% from the buyer.

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

     Galleries is engaged primarily in the business of conducting stamps auctions by mail. Until recently, Galleries was engaged in the business of auctioning antiquities collectibles, under its own name and the name of Harmer Rooke Numismatics, Ltd. During the year ended June 30, 1997, the Company determined that Galleries should refocus its business in the area of mail auctions and Galleries held several such auctions during the year. In addition, subsequent to year-end Galleries acquired the assets of Cee-Jay Stamp Auctions, Inc., a company engaged in the stamp mail auction business. (The Company is currently liquidating the remainder of its inventory of antiquities collectibles.) Galleries also conducts auctions of historical items, including rare autographs and documents.

     The Company's founder, Chairman and Chief Executive Officer, Greg
Manning, has been in the business of buying and selling stamps full time since 1964 and began to conduct public stamp auctions in 1966. Mr. Manning is a member of numerous philatelic organizations throughout the world and is a regular columnist for Linn's Stamp News, the largest stamp publication in the United States.

SPORTS TRADING CARDS AND SPORTS MEMORABILIA

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

     The Company manages three types of auctions: (1) live auctions; (2) mail and absentee auctions; and (3) telephone auctions. The type of auction utilized for each sale is determined in advance of such auction, and the decision on which type of auction to use is made based on a variety of factors including the type of property to be sold, the market into which the property will be sold, the size of the auction, and other factors. In each type of auction, a catalogue or list of lots is mailed and otherwise distributed to all interested customers in order to facilitate the bidding process by providing descriptions of each lot by lot number.

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

     The costs involved in conducting a typical auction include, among other things, the cost of catalogues, insurance, transportation, auction advertising, auction site rental fees, security, temporary personnel and expenses of certain additional auction-related accounting and shipping functions. In general, purchasers at public auctions pay a buyer's premium on auction purchases equal to 15% of the hammer price of the property and sellers are charged a commission of 10% to 15%, or slightly lower on high value properties, of the hammer price.

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

RECENT EXPANSION

     During the year ended June 30, 1997, Galleries expanded its business by developing a mail auction operation. It further expanded this business by acquiring, after year-end, the assets of Cee-Jay Stamp Auctions, Inc., a Maryland-based company which primarily conducts stamp auctions by mail. This expansion is not considered material to operations or the financial statements.

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

ARRANGEMENTS WITH CRM

     CRM is wholly owned by Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board. At June 30, 1997, CRM held approximately 29% of the Company's Common Stock. CRM had historically been engaged in the business of acquiring collectibles (including collectibles of the type that are currently being sold by the Company) and selling them both through direct sales and through consignments for sale at auction. In the past, CRM has been an important source of property consigned to the Company for sale at auction. Currently CRM no longer purchases any collectibles for resale. Although CRM continues to provide the Company with property, the amount in relation to the Company's overall business has been decreasing and for the year ended June 30, 1997, consignments by CRM were not material.

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

COMPETITION

     The world philatelic market, the sports trading card and memorabilia market and the rare documents market are highly competitive. Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Christies International PLC, Charles Shreve Galleries, Inc. and H.R. Harmer, and with respect to the sale of single rare stamps, Robert A. Siegel Auction Galleries, Inc. With respect to the Company's sports trading card and sports memorabilia auction business, the Company's primary competitors are Superior Auctions, Richard Wolffers, Lelands and Sotheby's Holdings, Inc.

EMPLOYEES

     The Company presently has 26 full-time employees, including its President, Chief Executive Officer and Chairman of the Board, Greg Manning; Executive Vice President, William T. Tully, Jr.; and Vice President and `Chief Financial Officer, Daniel M. Kaplan. The Company also employs David Graham as a Senior Vice President. The Company also hires persons on a temporary basis to assist in organizing its auctions and for other specialized purposes.

Item 2. DESCRIPTION OF PROPERY

     The Company's headquarters are located in space leased under an agreement that extends to May 31, 2000 (with an option to purchase) and consists of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell New Jersey at an annual rental of approximately $145,700.

     Ivy & Mader leases approximately 3,570 square feet of office space in New York City at an annual rental of approximately $114,240 subject to escalation, until August 31, 2000. Galleries subleases approximately 3,570 square feet of office space in New York City on the floor immediately above the floor occupied by Ivy & Mader at an annual rental of approximately $98,100 until March 30, 1998. Although Galleries is a party to an agreement to sublease substantially all of such space through the term of its own sublease (at an annual rate equal to approximately $90,000), its sublessee has been in default under such agreement since October 1996.

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

                                    PART II.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In May 1993, the Company completed a public offering (the "Public Offering") of 747,500 units of its securities (the "Units") at $6.25 per Unit. Each Unit consists of two shares of the Company's Common Stock and two callable common stock purchase warrants (the "Warrants"), each of which initially entitled the holder to purchase one share of common stock at an exercise price of $3.4375 per share. As of June 30, 1997, after taking into account certain adjustments, each Warrant entitles its holder to purchase 1.24 shares of Common Stock at a price of $2.7733 per share and is exercisable for a four year period commencing May 14, 1994. At June 30, 1997, none of these warrants had been exercised. In connection with the Public Offering, the Company issued to the underwriters in such offering unit purchase warrants (the "Unit Purchase Warrants"), each of which initially entitled the holder to purchase, through May 14, 1998, one Unit (each consisting of two shares of Common Stock and two Underwriters' Warrants (as hereinafter defined)) at an exercise price of $10.31 per Unit. As of June 30, 1997, after taking into account certain adjustments, each Unit Purchase Warrant entitles the holder to purchase 1.4543 Units at an exercise price of $7.0893 per Unit. The warrants (the "Underwriters' Warrants") issuable upon exercise of the Unit Purchase Warrants will be subject to the same terms and conditions of the Warrants, except that the Underwriters' Warrants will not be freely transferable and will not be subject to repurchase by the Company. At June 30, 1997, none of the Unit Purchase Warrants or Underwriters' Warrants had been exercised.

     On November 4, 1994, in a private placement to certain "accredited" investors, the Company sold 257,500 shares of its common stock at $2.00 per share. For the purchase price, each investor also received a warrant (the "Purchaser Warrants") which initially entitled the holder to purchase one share of Common Stock at of $1.75 per share (amended from $2.25 per share). The number of shares of Common Stock issuable upon exercise of the Purchaser Warrants was subsequently increased to 1.13 shares, and the exercise price was subsequently reduced to $1.5528 per share. In connection with such private placement, the Company also issued warrants (the "Agents' Warrants") to the placement agents in the private placement, which warrants were similarly adjusted to entitle the holders thereof to purchase 72,720 shares of Common Stock at an exercise price of $1.74 per share. The Company registered the shares of Common Stock underlying the Purchaser Warrants and the Agent's Warrants under the Securities Act of 1933, as amended (the "Act"). At June 30, 1997, all of the Purchaser Warrants and Agents' Warrants had been exercised. The Company received approximately $336,000 in net proceeds from the private placement offering in the year ended June 30, 1995 and approximately $490,000 from the exercise of these warrants in the year ended June 30, 1996.

     On June 29, 1995, the Company consummated an offshore offering for sale of 500,000 units of its securities (the "Regulation S Offering"). For a purchase price of $1.50 per unit, each purchaser received one share of the Company's Common Stock and one warrant to purchase an additional share at $1.50 per warrant (subject to certain adjustments). The Regulation S Offering was made solely to certain offshore investors in compliance with, and under the exemption to registration provided by, Regulation S under the Act. The Company received approximately $721,000 in net proceeds from the Regulation S Offering in the year ended June 30, 1995 and $750,000 from the exercise of these warrants in the year ended June 30, 1996. At June 30, 1997, all of these warrants had been exercised.

     The Company's Common Stock and Warrants are listed on the Boston Stock Exchange ("BSE") under the symbols "GGM" and "GGMW", respectively, and these securities are quoted on the Nasdaq SmallCap System ("NASDAQ") under the symbols "GMAI", "GMAIW" , respectively. Prior to May 19, 1993, there was no public market for the Company's securities. According to American Stock Transfer & Trust, the holders of record of the Company's Common Stock and Warrants totaled 86 and 56, respectively, at October 3, 1997.

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

     The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 1996 and 1997 are shown in the following schedule:

                         For the years end June 30,
                             1996             1997
               Quarter   High    Low      High    Low
               First     $2.750  $1.500   $4.125  $2.000
               Second    $3.062  $1.938   $2.688  $1.500
               Third     $4.313  $2.125   $1.688  $1.125
               Fourth    $3.938  $2.875   $2.375  $1.312

        The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.



Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS

General

        The Company's aggregate sales are generated by the sale of property at auction (the primary method of selling utilized by the Company), by private treaty and by sale of the Company's inventory. The following table displays the aggregate sales for the Company for the years ended June 30, 1996 and 1997, and shows the comparisons for the respective years subdivided by source and market:

                                                     For the year ended June 30,                  Percentages
                                                 -------------------------------------    -----------------------------
                                                       1996               1997                 1996          1997
                                                 -------------------------------------    -----------------------------
       Aggregate Sales                                 $29,710,971       $32,346,179           100%          100%
                                                 =====================================    =============================
          By source:
             A. Auction                                $16,959,411       $20,654,995            57%           64%
             B. Sales of inventory                      12,751,560        11,691,184            43%           36%
                                                 -------------------------------------    -----------------------------
          By market:
             A. Philatelics                            $24,929,716       $28,853,579            84%           89%
             B. Sports collectibles                        747,746         1,043,009             2%            3%
             C. Other collectibles                       4,033,509         2,449,591            14%            8%
                                                 -------------------------------------    -----------------------------

     Aggregate sales consist of the aggregate proceeds realized from the sale of property, which include the Company's commissions when applicable. Property sold by the Company is either consigned to it by the owner of the property, or is owned by the Company directly. Aggregate sales of the Company's inventory are classified as such without regard as to whether the inventory was sold at auction or directly to a customer. Aggregate sales by auction and by private treaty represent the sale of property consigned by third parties.

     The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties) and a commission of 10% to 15% from the buyers.


        Year ended June 30, 1997 compared with Year ended June 30, 1996

     Revenues: For the year ended June 30, 1997, operating revenues decreased $386,025 (2.5%) to $15,051,165 compared with $15,437,190 for the year ended June
30, 1996. This decrease in revenues is largely attributable to a decrease in sales of Company-owned inventory of $1,060,376 which was offset with an increase in commissions earned of $674,351. The decrease in sales of Company-owned inventory is largely attributable to the Company's phasing out of its antiquities operations during the year ended June 30, 1997.

     The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions rather than any deliberate attempt by the Company to emphasize one area over the other. Sellers/consignors of property to the Company generally make their own determinations as to whether the property should be sold to the Company for the specified price offered by the Company or offered for sale at auction at a price that cannot be predicted in advance. Such determination is based on the potential risks and rewards involved, and includes an evaluation of the marketability of the property and the potential pool of buyers. The Company engages in a similar analysis in determining whether to acquire inventory for its own account and the price it is willing to pay for such inventory.

     Gross margins on the sales of Company-owned inventory increased by 25%, from $2,722,000 for the year ended June 30,1996 to $3,405,000 for the year ended June 30, 1997. This increase of $683,000 was mainly attributable to the increase in sales of merchandise in the philatelic operations which increased its gross margins by $868,239 in the year ended June 30, 1997 over the previous year. The other collectibles operations reflected a decrease in gross margins for the year ended June 30, 1997 of $327,713 compared to the previous year, in large part due to the Company's phasing out of its antiquities operations during this period. Included in the gross margins for the year ended June 30, 1997 are three transactions to two customers with sales of $6,600,000 and resulting in a gross margin of $2,241,500.

     OPERATING EXPENSES: The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 1997 totaled $5,381,607 compared with $5,212,520 for the year ended June 30, 1996, representing an increase of $169,087 (or 3%). The primary changes in the operating expenses for the year ended June 30, 1997 from the prior year was an increased emphasis on marketing resulting in increased costs of $185,358 (31%), increases in salaries and wages of $62,452 (4%) and an increase in bad debt expense of $118,280 (81%) mostly related to long term receivables that required partial write downs. The primary offsetting reduction in operating expenses was the reduction in legal, accounting and consulting expenses of $140,585 (24%). The increase in overall costs in combination with the revenue decreases, had the effect of increasing operating costs as a percent of operating revenue from 34% during the year ended June 30, 1996 to 36% for the year ended June 30, 1997.

     INTEREST INCOME AND EXPENSE: Interest expense increased $279,359 (49%)
to $847,207 for the year ended June 30, 1997 as compared to that of the previous year. This increase was attributable to higher average borrowings caused primarily by the financing of a higher level of advances to consignors and additional borrowings for inventory purchases, and to a lesser extent, marginally higher investment in other operating current assets during the most recent year. The higher average borrowings as part of the Company's credit facilities at Brown Brothers Harriman & Co. contributed to approximately $86,000 of the interest expense increase. The higher interest rates the Company paid for financing contributed approximately $124,000 to this increase in interest expense. The higher interest expense was offset by an increase in interest income during the year ended June 30, 1997 of approximately $427,000. The Company charges interest on advances given to consignors and generally on receivables past 30 days. The higher level of consignor advances and increased collections of interest on past due receivables during the year ended June 30, 1997 resulted in this increase in interest income.

     PROVISION FOR INCOME TAXES: For the year ended June 30, 1997, the Company recorded an income tax provision of $583,473 compared to $439,056 for the preceding year. The provision included approximately $150,000 of deferred tax benefit which was provided from timing differences between book and tax deductibility.

     NET INCOME: The Company recorded net income for the year ended June 30, 1997 of $660,604 compared to 536,383 for the year ended June 30, 1996, reflecting an increase of $124,221 (23%) during this period. The increase in operating profit of $1,187,958 during the year ended June 30, 1997 as compared to the previous year was the main component of the overall earnings, whereas during the year ended June 30, 1996, the gain on sale of marketable securities of $1,067,303 was a material contributor of earnings.


LIQUIDITY AND CAPITAL RESOURCES

     The Company experienced a positive cash flow from operating activities of $219,061 for the year ended June 30, 1997 as compared to a negative cash flow of $2,684,410 for fiscal 1996, an increase of $2,903,471. This increase in cash flow for the year ended June 30, 1997 was primarily attributable to an increase in payables to third party consignors and other accounts payable by approximately $4,700,000, largely due to a substantial increase in the auctions held in June 1997, in addition to the operating profits of $1,383,032. This increase was primarily offset by the increase in various receivables of approximately $5,300,000 and cash expenditures for the increase of inventories of approximately $400,000 during this year.

     The Company had a negative cash flow from investing activities of $174,548 for the year ended June 30, 1997 as compared to positive cash flow of $349,562 for the previous year, a decrease of $524,110. The negative cash flow for the year ended June 30, 1997 was primarily attributable to capital expenditures for property and equipment of approximately $109,000 and additional expenditures for goodwill of approximately $66,000.

     During the year ended June 30, 1997, the Company borrowed an additional $1,400,000 from Brown Brothers Harriman & Co. ("Brown Brothers") in the form of a term loan, due in July 1997, for the express purpose of extending additional advances to consignors. During this same period, the Company reduced its borrowings under its revolving credit facility by $565,000, paid other demand notes in the amount of $400,000 and paid down on its term loans approximately $402,000. This provided for a net increase in cash provided by financing activities of approximately $32,000.

     The revolving credit agreement with Brown Brothers was entered into in May 1995, and provides for a credit facility for working capital purposes in an aggregate amount of $6,000,000. Borrowings under this facility are based on a formula of account receivables, inventory and consignor advances. This credit facility is used to fund cash advances and inventory purchases as well as to provide additional liquidity using the Company's auction receivables and other assets as collateral. At June 30, 1997, borrowings under this facility aggregated $5,075,000 and are payable on demand. On June 29, 1995, the Company entered into a five year term agreement for $375,000 ($237,500 balance at June 30, 1997) with Brown Brothers, the proceeds which were used to fund expenses relating to the Company's move to and refurbishment of its current West Caldwell, New Jersey location.

     The loan agreements with Brown Brothers contain various financial and operating guidelines to which the Company must adhere and which, among other things, prohibit payment of dividends or like distributions without the consent of Brown Brothers. Brown Brothers has agreed that, absent a material adverse change (as determined by Brown Brothers) or event of default, it will provide the Company with a 120-day notification period prior to issuing a demand for repayment, provided that the Company is in compliance with such guidelines. Brown Brothers has advised the Company that, because the facility is a demand credit facility rather than a contractually committed credit facility, the failure of the Company to be in compliance with such guidelines is not, in itself, an event of default, and that the only consequence of its failure to be in such compliance is that Brown Brothers has the right to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day advance notice period. The Company believes that at June 30, 1997, it was in compliance with such guidelines.

     A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the years ended June 30, 1996 and 1997, the Company's expense relating to bad debt was approximately $146,131 and $264,411 respectively. Over the past ten years the Company's history of bad debts has been less than 1% of aggregate sales. For the year ended June 30, 1996 and 1997 these amounted to
 .49% and .82% respectively, of aggregate sales.

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

     The cycle for a single auction begins with consignors contracting with the Company to sell their property at auction. Typically these contracts are signed from 8 to 16 weeks in advance of the auction sale date. No entry is made on the balance sheet of the Company when the Company receives the property for auction or when a contract for the consignment to the auction is signed. Since the contract for the sale of the property is for services not yet rendered, there is no financial statement impact.

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

     The Company has developed both a customer and supplier base of major stamp dealers and collectors throughout the world that services the Company's stamp operations, which is the core the Company's business. Although intense competition exists for the acquisition of quality properties for purchase or consignment from estates and private collectors, the Company believes that the short-term and long-term availability of these items will continue to be sufficient to augment the core dealer-based business. While there can be no assurance that prices of and demand for the collectibles offered by the Company will not decrease in the future, demand has traditionally not been adversely affected by negative economic conditions. Because the Company has observed an increase in the general market for sports trading cards and sports memorabilia, it has moderately expanded its operations in this area. The sports collectibles market is, however, more volatile than the stamp market.

     However, the Company's need for liquidity and working capital may increase as a result of its potential business expansion activities. In addition to the need for such capital to enhance the Company's ability to offer cash advances to a larger number of potential consignors of property (which is an important aspect of the marketing of an auction business), the Company will require additional working capital in the future in order to further expand its sports trading card and sports memorabilia auction business, to acquire collectibles for sale in the Company's business, to expand into sales of other collectibles and to initiate any other new business activities.

     As of June 30, 1997, the Company owned 11.4% or 4,112,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. These securities are classified as available for sale having a cost of $237,599 and a fair value of approximately $215,200 The securities purchased by the Company, which were acquired directly from PICK, are restricted and accordingly are subject to restrictions on transferability. (Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, was a member of the Board of PICK and resigned this position during the year ended June 30, 1997.)

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

FINANCIAL REPORTING MATTERS

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires impairment losses to be recorded on long-lived assets used in operations where indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company has adopted Statement 121 in the year ended June 30, 1997 and, based on current circumstances, does not believe the effect of the adoption is material.

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

Item 7. FINANCIAL STATEMENTS

        The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 7:




                                      INDEX
                                                                           Page
                                                                          Number

Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . 18

Consolidated Balance Sheet -- June 30, 1997  . . . . . . . . . . . . . . . . .19

Consolidated Statements Of Operations -- Years ended June 30, 1996 and
June 30, 1997 . . . . . . . . . . . . .  . . . . . . . . . . . . . . . . . . .20

Consolidated Statement of Stockholders' Equity--Years ended June 30,
1996 and June 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . .. . . .21

Consolidated Statements of Cash Flows -- Years ended June 30, 1996 and
June 30, 1997   . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . .22

Notes to Consolidated Financial Statements   . .  . . . . . . . . . . . . . . 23

                        Report of Independent Accountants






To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the accompanying consolidated balance sheet of Greg Manning Auctions, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its Subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the years ended June 30, 1996 and 1997 in conformity with generally accepted accounting principles.

Amper, Politziner & Mattia

October 9, 1997
Edison, New Jersey


                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheet
                                  June 30, 1997

                                     Assets
Current assets:
Cash and cash equivalents                                                          $   635,221
Accounts receivable
     Auctions receivable                                                            10,829,915
     Advances to consignors                                                          5,707,297
Note receivable - current portion                                                      456,536
Inventory                                                                            3,898,251
Due from affiliate - CRM                                                               170,887
Deferred tax asset                                                                     184,000
Prepaid expenses and deposits                                                          136,515
                                                                               ----------------
     Total current assets                                                           22,018,622
Property and equipment, net                                                            656,793
Goodwill                                                                             1,766,080
Marketable securities                                                                  215,200
Notes receivable - long-term portion                                                   145,947
Deferred tax asset                                                                      69,400
Other assets                                                                           657,275
                                                                               ================
     Total assets                                                                  $25,529,317
                                                                               ================

                      Liabilities and Stockholders' Equity
Current liabilities:
Demand notes payable                                                               $ 6,475,000
Note payable - current portion                                                         590,420
Payable to third party consignors                                                    8,175,941
Accounts payable                                                                     1,596,848
Accrued expenses                                                                       412,862
Income taxes payable                                                                   121,786
                                                                               ----------------
     Current liabilities                                                            17,372,857
Notes payable - long-term portion                                                      421,098
                                                                               ----------------
     Total liabilities                                                              17,793,955
                                                                               ----------------

Commitments and Contingencies                                                                -

Preferred stock, $.01 par value. Authorized
     10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
     20,000,000 shares; 4,419,997 issued and outstanding                                44,200
Additional paid in capital                                                           6,819,690
Unrealized loss on marketable securities                                               (13,400)
Retained earnings                                                                      884,872
                                                                               ----------------
     Total stockholders' equity                                                      7,735,362
                                                                               ----------------
     Total liabilities and stockholders' equity                                    $25,529,317
                                                                               ================

                        See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations



                                                                                      Years ended June 30,
                                                                                ----------------------------------
                                                                                     1996              1997
                                                                                ----------------  ----------------

Operating revenues
     Sales of merchandise                                                           $12,751,561       $11,691,184
     Commissions earned                                                               2,685,629         3,359,981
                                                                                ----------------  ----------------
                                                                                     15,437,190        15,051,165
                                                                                ----------------  ----------------
Operating expenses
     Cost of merchandise sold                                                        10,029,596         8,286,526
     General and administrative                                                       4,620,947         4,604,676
     Marketing                                                                          591,573           776,931
                                                                                ----------------  ----------------
                                                                                     15,242,116        13,668,133
                                                                                ----------------  ----------------
        Operating profit                                                                195,074         1,383,032
Other income (expense)
     Gain on sale of marketable securities                                            1,067,303
     Interest and other income                                                          280,910           708,252
     Interest expense                                                                  (567,848)         (847,207)
                                                                                ----------------  ----------------
        Income before income taxes                                                      975,439         1,244,077

Provision  for income taxes                                                             439,056           583,473
                                                                                ----------------  ----------------
     Net income                                                                         536,383           660,604
                                                                                ================  ================

Net income per share - primary                                                        $    0.12        $     0.15

Weighted average number common and
     dilutive equivalent shares outstanding                                           4,379,673         4,520,157
                                                                                ================  ================

                                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                 Consolidated Statement of Stockholders' Equity
                       Years ended June 30, 1996 and 1997


                                                                                            Unrealized     Retained
                             Preferred stock             Common stock        Additional   gain (loss) on   earnings/
                          -----------------------   ------------------------   Paid-in      marketable    (Accumulated
                            Number       Par          Number        Par        capital      securities      Deficit)       Total
                           of shares     value       of shares     value

Balance, June 30, 1995             -          -      3,607,661      36,077     5,708,026        $     -     (312,115)    5,431,988

Proceeds from exercise
of warrants - net                                      812,336       8,123     1,012,955                                 1,021,078

Proceeds from sale of warrant                                                    100,000                                   100,000

Unrealized gain on
marketable securities                                                                          1,405,000                 1,405,000

Net income                                                                                                    536,383      536,383
                              ________  ________     _________      _______    _________      __________   __________   __________
Balance, June 30, 1996              -          -     4,419,997      44,200     6,820,981       1,405,000      224,268    8,494,449

Cost of registration (S-3)                                                        (1,291)                                  (1,291)

Unrealized loss on
marketable securities                                                                        (1,418,400)               (1,418,400)

Net income
                                                                                                              660,604      660,604
                              ________  ________     _________      _______    _________      __________   __________   __________
Balance, June 30, 1997              -          -     4,419,997      44,200     6,819,690        (13,400)      884,872    7,735,362
                                                     ==========     =======    ==========                    ========   =========



                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Cash Flows


                                                                              Years ended June 30,
                                                                         -------------------------------
                                                                              1996            1997
                                                                         ---------------  --------------
Cash flows from operating activities:
     Net income                                                             $   536,383    $    660,604
     Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization                                           339,013         343,614
        Provision for bad debts                                                 146,131         264,411
        Gain on sale of marketable securities                                (1,067,303)              -
        Deferred tax expense (benefit)                                          217,043        (150,521)
        (Increase) decrease in assets:
            Auctions receivable                                                (227,743)     (2,091,100)
            Advances to consignors                                             (857,281)     (3,612,812)
            Notes receivables                                                  (737,466)        421,727
            Inventory                                                            54,301        (402,025)
            Due from affiliate - CRM                                            (38,622)       (132,265)
            Income taxes receivable                                             228,911          34,345
            Prepaid expenses and deposits                                       106,311         173,318
            Other assets                                                         (2,696)         75,000
        Increase (decrease) in liabilities:
            Payable to third-party consignors                                (1,394,933)      3,873,151
            Accounts payable                                                   (273,354)        832,221
            Accrued expenses                                                    117,495         141,515
            Income taxes payable                                                169,400        (212,122)
                                                                         ---------------  --------------
                                                                             (2,684,410)        219,061
                                                                         ---------------  --------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                           (119,260)       (108,726)
     Additional goodwill                                                        (79,178)        (65,822)
     Purchase of investment stock                                              (460,000)              -
     Proceeds from sale of marketable securities                              1,008,000               -
                                                                         ---------------  --------------
                                                                                349,562       (174,548)
                                                                         ---------------  --------------
Cash flows from financing activities:
     Net proceeds from demand notes payable                                   1,295,000         435,000
     Repayment of loans payable                                                (479,525)       (401,507)
     Net proceeds from issuance of stock                                      1,121,078          (1,291)
                                                                         ---------------  --------------
                                                                              1,936,553          32,202
                                                                         ---------------  --------------
Net change in cash and cash equivalents                                        (398,295)         76,715
Cash and cash equivalents at beginning of period                                956,801         558,506
                                                                         ===============  ==============
Cash and cash equivalents at end of period                                  $    558,506     $  635,221
                                                                         ===============  ==============


                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 1996 and 1997



 (1) Nature of Business and Summary of Significant Accounting Policies

     Greg Manning Auctions, Inc. and its wholly-owned subsidiaries (the "Company") is in the business of conducting auctions and private sales of collectibles, including rare stamps, stamp collections and stocks, as well as other collectibles such as rare documents, sports trading cards and sports memorabilia.

REVENUE RECOGNITION
     Revenue is recognized when the collectibles are sold and is represented by an auction commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller.

     In addition to auction sales, the Company also sells via private treaty. This occurs when an owner of property arranges with the Company to sell such property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company, or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. The Company does not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes as private treaty revenue an amount equal to a percentage of the sales price.

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

USE OF ESTIMATES
     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Certain significant sales of inventory owned by the Company are made with extended payment terms (up to twelve months). The Company evaluates each customer's credit worthiness on a case by case basis; generally these customers are professional dealers or other individuals who have purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. These significant receivables are collateralized by certain assets held by the Company.

     As of June 30, 1997, 47% ($2,651,000) of advances to consignors consists of amounts advanced to an individual and related entities. The amount due from this consignor after settlement subsequent to June 30, 1997, is collateralized by certain assets.

CASH EQUIVALENTS
     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

INVENTORIES
     The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value and incurs a charge to operations for known and anticipated inventory obsolescence. The Company has not incurred any material charges to operations for inventory obsolescence. Inventories are stated at the lower of cost or market. Cost is determined by specific identification.

PROPERTY AND EQUIPMENT
     Property and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in results of operations for the period. Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining life of the lease. The cost of repairs and maintenance is charged to operations as incurred.

GOODWILL
     Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at June 30, 1997 was $254,499. Amortization of goodwill was $86,233 and $89,224 for the years ended June 30, 1996 and 1997, respectively. The recoverability of goodwill is evaluated at each balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

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

     Approximately $416,000 of other investments, which consist of investments in private companies and a venture capital partnership that have no readily determinable market, are carried at cost, which approximates fair value.

FINANCIAL INSTRUMENTS
     The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 1997 because of the relative short maturity of these instruments. The carrying value of notes receivable, demand notes payable to bank and loans payable approximated fair value at June 30, 1997 based upon quoted market prices for the same or similar instruments.

STOCK-BASED COMPENSATION
     During 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based compensation plans. The statement encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. In accordance with SFAS 123, since the Company has elected to follow APB Opinion No.25, Note 16 discloses proforma effects on net income as if compensation expense was recorded.

MARKETING COSTS
     Advertising and catalogue costs are the only costs included in marketing costs under the direct-response advertising method. These costs are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs.

EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE
     Earnings per common and common equivalent share of the Company's Common Stock is computed using the weighted average number of common and common equivalent shares outstanding for each year. Primary and fully diluted earnings per share are the same for the years ended June 30, 1996 and 1997.

(2) SIGNIFICANT TRANSACTIONS

     During the year ended June 30, 1997, two customers in three separate transactions purchased certain inventory for an aggregate selling price of $6,600,000, which increased operating profit by $2,241,500. Included in accounts receivable at June 30, 1997, is $2,300,000 from one customer, collateralized by certain assets.

     During the year ended June 30, 1996, an individual and related entities purchased certain inventory for $2,935,000, which increased operating profit by $1,110,000. Included in notes receivable at June 30, 1997 is $602,000, collateralized by certain assets.

     In the foregoing transactions, the Company has physical possession of the collateral, and has the right to sell such assets upon certain defined circumstances of default.

     It is reasonably possible that changes in this volatile and competitive industry could occur in the near term which could adversely affect the value of the collateral outlined above.


 (3) CONCENTRATION OF CASH

     The Company maintains its cash in bank deposit accounts which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

 (4) RECEIVABLES

     Advances to consignors represent advance payments, or loans, to the consignor prior to the auction sale, collateralized by the items received and held by the Company for the auction sale and the proceeds from such sale. Interest on such amounts is generally charged at an annual rate of 12%. Such advances generally are not outstanding for more than six months from the date of the note.

     As of June 30, 1997, the allowance for doubtful accounts included in auction receivables was $240,000.

(5) NOTE RECEIVABLE

     In connection with sale of merchandise, due in quarterly installments
     of $100,000, including interest at 8.25%, maturing November 4, 1998     $  602,483
     Less: current portion                                                      456,536
                                                                                -------
     Notes receivable - long-term portion                                    $  145,947
                                                                              =========

(6) INVENTORIES

                    Stamps                                           $  2,209,948
                    Sports cards and sports memorabilia                   555,729
                    Other collectibles                                  1,132,574
                                                              --------------------
                                                                     $  3,898,251
                                                              ====================

 (7) PROPERTY AND EQUIPMENT, NET

                                                                        Estimated
                                                                      Useful Lives
                                                                   --------------------
              Equipment                                  $ 546,421      3-5 years
              Furniture and fixtures                        74,362      3-5 years
              Vehicles                                      46,209      3-5 years
              Property under capital leases                185,394      3-5 years
                (computers and office equipment)
              Leasehold improvements                       413,732        5 years
                                                  -----------------
                                                         1,266,118
              Less accumulated depreciation
                 and amortization                          609,325
                                                  -----------------
              Net property and equipment                 $ 656,793
                                                  =================


     Depreciation and amortization expense for the years ended June 30, 1996 and 1997 was $252,780 and $254,389, respectively. These amounts include amortization of assets under capitalized leases of $62,767 and $46,283 for the years ended June 30, 1996 and 1997, respectively.

 (8) INCOME TAXES

     Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at June 30, 1997 are as follows:

             Current assets and liabilities
                  Allowance for doubtful accounts                                       $  96,000
                  Inventory valuation reserve                                              34,000
                  Accrued officers bonuses                                                 54,000
                  Net operating loss carryforward                                               -
                                                                                        ---------
             Net current deferred tax asset                                             $ 184,000
                                                                                        =========


             Noncurrent assets and liabilities
                  Unrealized loss on marketable securities                                  9,000
                  Depreciation                                                             23,400
                  Goodwill amortization                                                   (21,000)
                  State net operating loss carryforward                                    58,000
                                                                                        ---------
             Net noncurrent deferred tax asset                                          $  69,400
                                                                                        =========


The provisions for income taxes for the years ending June 30 consist of the following:
                                                                     Years ended June 30,
                                                             -------------------------------------
                                                                  1996                 1997
                                                             ----------------     ----------------
                  Current tax expense                              $222,013          $734,094
                  Deferred tax expense (benefit)                    217,043          (150,621)
                                                                   --------          ---------
                                                                   $439,056          $583,473
                                                                  =========         =========

The provision for income taxes for the year ended June 30, 1996 was reduced by $130,000 from the benefit of net operating loss carryforwards.

A reconciliation between the actual income tax expense and income taxes computed by applying the statutory Federal income tax rate is as follows:

                                                                     Years ended June 30,
                                                             -------------------------------------
                                                                  1996                 1997
                                                             ----------------     ----------------
                  Federal income tax at 34%                        $ 332,000            $ 423,000
                  State income tax, net                               59,000              125,000
                  Certain non-deductible expenses                     40,000               31,000
                  Other                                                8,056                4,473
                                                                      ------               -----
                                                                   $ 439,056            $ 583,473
                                                                   =========            =========

The Company has net operating loss carryforwards for state tax purposes of $980,000 expiring at various times from 2002 through 2004.

 (9) MARKETABLE SECURITIES

     As of June 30, 1997, the Company owned 11.4% or 4,112,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. These securities are classified as available for sale having a cost of $237,599 and a fair value of approximately $215,200 resulting in a cumulative unrealized loss of $22,400 which was offset by a deferred tax asset of $9,000. The fair value of the securities has been reduced from $2,580,000 at June 30, 1996 as a result of a corresponding reduction in the closing price per share from $3.00 at June 30, 1996 to $0.225, as of June 30, 1997 as reported on the electronic bulletin board. The decrease in valuation, net of deferred tax benefit, for the year ended June 30, 1997 of $1,418,400 was charged to a separate component of Stockholders' Equity. The shares acquired by the Company are not registered under the Securities Act and accordingly are subject to restrictions on transferability. During the year ended June 30, 1996, the Company sold 387,711 shares of PICK for approximately $1,090,000, resulting in a pretax gain on the sale of marketable securities of approximately $1,067,000.

     The fair value of PICK has been estimated by the Company's management utilizing arms-length private transactions in PICK's common stock, as described in PICK's public filings under the Securities Exchange Act of 1934, as amended. The valuation assigned to this investment is contingent upon PICK's ability to generate future cash flows and it is reasonably possible, based upon a review of such public filings, that the estimate could change substantially in the near term.

 (10) LEASES

     The Company conducts its business on premises leased in various locations under leases that expire through the year 2000. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under noncancelable leases in effect at June 30, 1997 are set forth below:

                            1998                                       $     361,000
                            1999                                             262,000
                            2000                                             198,000
                            2001                                              28,000
                            Thereafter                                             -
                                                                     ----------------
                            Total future minimum lease payments        $     849,000
                                                                     ================

     Rent expense was $329,139 and $342,036 for 1996 and 1997, respectively.

 (11) RELATED-PARTY TRANSACTIONS

     The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from CRM. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission. In the case of auction, the hammer price of the sale, less the seller's commission (for lots valued at under $100,000; no sellers commission is payable for lots valued at over $100,000), is paid to CRM upon successful sale, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the years ended June 30, 1996 and 1997, such auction and private treaty sales (net of commission) were not material.

     Greg Manning, Chairman and Chief Executive Officer of the Company, owns all of the outstanding shares of CRM common stock. Messrs. Manning and William Tully are executive officers of CRM and the Company. CRM owned 100% of the common stock of the Company prior to the May 1993 public offering, and at June 30, 1997, owned approximately 29% of the shares of the Company's common stock.

     Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Amounts charged to operations for services rendered by these firms for the year ended June 30, 1997 and 1996 were approximately $184,000 and $199,000 respectively, in the case of Kramer, Levin, Naftalis & Frankel, and approximately $127,000 and $167,000 respectively, in the case of Micro Strategies, Incorporated.

 (12) DEBT

     The Company has a revolving credit agreement with Brown Brothers Harriman & Co. ("Brown Brothers") pursuant to which Brown Brothers agreed to provide the Company with a credit facility of up to $6,000,000. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at the rate of 2% above Brown Brothers base rate, which was 8 1/2% at June 30, 1997. Borrowings under this facility at June 30, 1997 aggregated $5,075,000 and are payable on demand.

     In November 1996, the Company borrowed an additional $1,400,000 from Brown Brothers in the form of a term note bearing interest at 12% per annum. The term note was paid in full in July 1997.

     Total borrowings under the two facilities above were $6,475,000 at June 30, 1997.

                Additional borrowings are outlined below:

                     Note payable to Brown Brothers, monthly principal
                     payments of $6,250 plus interest at prime plus 1 1/2%
                     through June 2000.  Personally guaranteed by the
                     Chairman of the Company.                                 $  237,500

                     Notes  payable in  connection  with  purchase of inventory, quarterly  principal  payments of $121,250 plus interest at
                     8% through October 1998.                                    693,750

                     Various capital lease obligations, various monthly
                     payments through October 2000                                80,268
                                                                            -------------
                                                                               1,011,518
                     Less current portion                                        590,420
                                                                            -------------
                     Notes payable - long-term portion                        $  421,098
                                                                            =============


                     The   approximate   aggregate   amount  of  all   long-term
                     maturities for the years ending June 30 are as follows:
                                            1998                 $590,000
                                            1999                  304,000
                                            2000                   92,000
                                            2001                   25,000


     The Company's obligations under the above revolving credit and term loan facilities are collateralized by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contain various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers. The Company believes that at June 30, 1997, it was in compliance with such guidelines.

 (13) COMMITMENTS AND CONTINGENCIES

     As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. in 1993, the Company is required to pay additional amounts for fifteen years from the date of purchase depending upon the financial performance of Ivy. These additional amounts totaled $79,178 and $65,822 for the years ended June 30, 1996 and 1997, respectively, and are accounted for as an increase to goodwill and amortized over the goodwill's remaining life.

 (14) SIGNIFICANT AGREEMENTS

AGREEMENTS WITH CRM

     CRM had historically been engaged in the business of acquiring collectibles (including collectibles of the type that are currently sold by the Company) and selling them both through direct sales and through consignments for sale at auction. Currently CRM no longer purchases any collectibles for resale. In the past, CRM has been an important source of property consigned to the Company for sale at auction. Although CRM continues to provide the Company with property, the amount in relation to the Company's overall business has been decreasing. For the year ended June 30, 1996 and 1997, consignments by CRM were not material, accounting for less than 1% of revenues.

     The CRM Inventory Agreement also provides that CRM will not compete with the Company for the acquisition of collectibles from third parties that are suitable for acquisition by the Company from time to time for use in its business.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with Mr. Greg Manning, Chief Executive Officer of the Company and Mr. William Tully, Executive Vice President of the Company. The agreement with Mr. Manning, as amended, expires on June 30, 1999 and provides for Mr. Manning's services as President and Chief Executive Officer of the Company, with an annual salary of $210,000 for the years ended June 30, 1998 and 1999, plus a bonus based on income before income taxes of the Company (subject to increase by the Board of Directors), together with a nonaccountable expense reimbursement of $25,000 per annum. Under his prior employment agreement, Mr. Manning received (i) in the year ended June 30, 1996, a salary equal to $175,000 per annum and a bonus equal to $54,758,and (ii) in the year ended June 30, 1997, a salary equal to $175,000 per annum and a bonus equal to $105,271.

     The agreement with Mr. Tully, as amended, has a term ending on June 30, 1998 and provides for his services as Executive Vice President. Mr. Tully's agreement provides for salary plus a bonus based on income before income taxes of the Company. Mr. Tully received (i) in the year ended June 30, 1996, a salary equal to $124,353 per annum and a bonus equal to $17,379, and (ii) in the year ended June 30, 1997, a salary of $130,383 per annum and a bonus equal to $30,136.

     The Company currently maintains a $1,000,000 life insurance policy on the life of Mr. Manning with benefits payable to the Company.

 (15) SUPPLEMENTARY CASH FLOW INFORMATION

         Following is a summary of supplementary cash flow information:

                                                                            For the year ended June 30,
                                                                             1996                 1997
                                                                       -----------------    -----------------
        Interest paid                                                         $ 556,801      $ 828,322
        Income taxes paid                                                        53,121        794,426
        Noncash investing and financing activities:
           Acquisition of inventory under note payable                          385,971        700,000

           Note receivable in conjunction with sale of division                 210,000
           Sale of stock                                                         81,704
           Acquisition of PCT stock relating to sale of inventory               200,000


 (16) CAPITAL STOCK AND WARRANTS

     In May 1993, the Company completed a public offering (the "Public Offering") of 747,500 units of its securities (the "Units") at $6.25 per Unit. Each Unit consists of two shares of the Company's Common Stock and two callable common stock purchase warrants (the "Warrants"), each of which initially entitled the holder to purchase one share of common stock at an exercise price of $3.4375 per share. As of June 30, 1997, after taking into account certain adjustments, each Warrant entitles its holder to purchase 1.24 shares of Common Stock at a price of $2.7733 per share and is exercisable for a four year period commencing May 14, 1994. At June 30, 1997, none of these warrants had been exercised. In connection with the Public Offering, the Company issued to the underwriters in such offering 65,000 unit purchase warrants (the "Unit Purchase Warrants"), each of which initially entitled the holder to purchase, through May 14, 1998, one Unit (each consisting of two shares of Common Stock and two Underwriters' Warrants (as hereinafter defined) at an exercise price of $10.31 per Unit. As a result of the private placement offering and the Regulation S offering, the underwriters to whom Unit Purchase Warrants were issued in connection with the Company's initial public offering were entitled to an adjustment in the exercise price of such Unit Purchase Warrants from $10.31 to $7.0893 each, and an adjustment in the number of units for which the Unit Purchase Warrants are exercisable from one unit per Unit Purchase Warrant to
1.4543 units per Unit Purchase Warrant. The warrants (the "Underwriters' Warrants") issuable upon exercise of the Unit Purchase Warrants will be subject to the same terms and conditions of the Warrants, except that the Underwriters' Warrants will not be freely transferable and will not be subject to repurchase by the Company. At June 30, 1997, none of the Unit Purchase Warrants or Underwriters' Warrants had been exercised.

     On November 4, 1994, in a private placement to certain "accredited" investors, the Company sold 257,500 shares of its common stock at $2.00 per share. For the purchase price, each investor also received a warrant (the "Purchaser Warrants") which initially entitled the holder to purchase one share of Common Stock at $1.75 per share (amended from $2.25 per share). The number of shares of Common Stock issuable upon exercise of the Purchaser Warrants was subsequently increased to 1.13 shares, and the exercise price was subsequently reduced to $1.5528 per share. In connection with such private placement, the Company also issued warrants (the "Agents' Warrants") to the placement agents in the private placement, exercisable for 72,720 shares of Common Stock at an exercise  price of $1.74  per  share.  At June 30,  1997,  all of the  Purchaser
Warrants  and  Agents'  Warrants  had  been  exercised.   The  Company  received
approximately $336,000 in net proceeds from the private placement offering in the year ended June 30, 1995 and approximately $490,000 from the exercise of these warrants in the year ended June 30, 1996.

     On June 29, 1995, the Company consummated an offshore offering for sale of 500,000 units of its securities (the "Regulation S Offering"). For a purchase price of $1.50 per unit, each purchaser received one share of the Company's Common Stock and one warrant to purchase an additional share at $1.50 per warrant (subject to certain adjustments). The Regulation S Offering was made solely to certain offshore investors in compliance with, and under the exemption to registration provided by, Regulation S under the Act. At June 30, 1997, all the warrants had been exercised. The Company received approximately $721,000 in net proceeds from the Regulation S Offering in the year ended June 30, 1995 and $750,000 from the exercise of these warrants in the year ended June 30, 1996.

     In February 1996, the Company issued to an individual in a private placement, a warrant to purchase, at any time prior to March 1, 1997, 400,000 shares of the Company's Common Stock at an exercise price of $4.00 per share. This warrant has expired without being exercised.

STOCK OPTION PLAN

     The Company's 1993 Stock Option Plan, as amended (the "1993 Plan"), is administered by the Board of Directors or a Stock Option Committee thereof (hereinafter, the "Committee") and provides for the grant of options to purchase shares of common stock to such officers, directors and employees of the Company, consultants to the Company, and other persons or entities as the Committee may select. A total of 650,000 shares of common stock has been reserved for issuance pursuant to the plan. The option exercise price is determined by the Committee in its sole discretion; provided, however, that the exercise price of an option shall be at least 100% of the fair market value (as defined) of a share of common stock on the date the option is granted. Options granted have a maximum ten year term and vest over periods up to four years. All options granted through June 30, 1997 have been granted with exercise price equal to market value on the date of grant. Outlined below is a summary of the changes under the
Plan:


                                             1996                                      1997
                                      ----------------------------------------   ---------------------------------------
                                                           Weighted-Average                          Weighted-Average
                                           Options          Exercise Price            Options         Exercise Price
Outstanding - beginning of year               307,500             $ 3.05               494,500              $ 2.99
   Granted                                    221,000               2.93               205,000                1.38
   Exercised                                        -                  -                     -                   -
   Forfeited                                 (34,000)               3.18               (67,000)               2.75
                                      ---------------              -----         ---------------              ----
Outstanding - end of year                    494,500              $ 2.99               632,500              $ 2.50
                                      ===============            =======          ===============           ======

Exercisable - end of year                    271,250              $ 3.01               340,875              $ 3.07
                                      ===============            =======          ===============           ======


     The weighted average fair value of options granted during 1996 and 1997 was $1.43 and $.55, respectively.

     Following is a summary of the status of stock options outstanding at June 30, 1997:
            Exercise price range                                  $1.38 - $2.00     $2.81 - 3.38

            Outstanding options
                     Number                                            255,000           377,500
                     Weighted average remaining contractual life       9.2 years        7.2 years
                     Weighted average exercise price                      $1.50            $3.17
            Exercisable options
                   Number                                                50,000          290,875
                   Weighted average exercise price                        $2.00            $3.25


     Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1997, respectively: risk-free interest rates of 6.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 47%; and weighted-average expected life of the option of five years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's proforma information follows:





                                                   1996                      1997
                                            ---------------            ----------

               Proforma net income          $  528,823                 $  623,604

               Proforma earnings per share
                Primary                         .12                       .14
                Fully diluted                   .11                       .14

     There was no compensation expense recorded from stock options for the years ended June 30, 1996 and 1997.

     On September 10, 1997, the Board authorized a repricing plan, subject to shareholder approval, pursuant to which employees and certain consultants with non-qualified stock options awarded under the 1993 Plan and bearing exercise prices equal to or in excess of $2.8125 per share, with certain exceptions, will be permitted to exchange their old options for new options, exercisable at a price equal to the Fair Market Value of the Company's Common Stock on December 10, 1997 (the proposed date of the 1997 Annual Meeting of Shareholders), provided that such Fair Market Value is less than the exercise price of the old options. The determination of Fair Market Value will be made in accordance with the terms of the 1993 Plan. Certain consultants to the Company will not be entitled to participate in the repricing plan

     In addition, the Board of Directors has adopted, also subject to shareholder approval, the Company's 1997 Stock Incentive Plan (the "1997 Plan"), which, among other things, increases the number of shares available for issuance under the 1993 Plan and the 1997 Plan to 850,000 in the aggregate.

     It is expected that the repricing plan and the 1997 Plan will be presented to the shareholders for approval in connection with the 1997 annual meeting of shareholders.

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

(17) OTHER INFORMATION

     In November 1996 it was determined that the Company's proposed acquisition of the Latham Companies, Inc., the parent company of Larry Latham Auctioneers, Inc., would not be consummated.

(18) NEW ACCOUNTING PRONOUNCEMENTS

     In March 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings per Share," superseding Opinion 15. The main goals of the Statement is to harmonize the EPS calculation in the United States with those common in other countries and with International Accounting Standard No. 33 and to address criticisms from consultants that Opinion 15 contained unnecessarily complex and arbitrary provisions. The Statement is effective for fiscal years after December 15, 1997.

     In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." Statement 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, the Statement requires all entities to provide the capital structure disclosures previously required by Opinion 15. Companies that were exempt from the provisions of Opinion 15 will now need to make those disclosures. The Statement is effective for financial statements for periods ending after December 15, 1997.

     In July  1997,  the FASB  issued  SFAS No.  130,  "Reporting  Comprehensive
Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("Comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In July 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic date by country, as opposed to broader geographic regions as permitted under current standards. The Statement is effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     In management's opinion, SFAS Nos. 128, 129,130 and 131 when adopted, will not have a material effect on the Company's financial statements.

Item 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
--------------------------------------------------------------------------------

On October 31, 1995, the Company dismissed Price Waterhouse, LLP (PW) as its independent auditors. Amper, Politziner & Mattia was engaged as the Company's independent auditors for the fiscal years ended June 30, 1996 and 1997.

                                    PART III.


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following persons are all of the directors and executive officers of the Company:

Greg Manning, age 51, has been Chairman of the Board of the Company since its inception in 1981 and Chief Executive Officer since December 8, 1992. Mr. Manning was the Company's President from 1981 until August 12, 1993 and from March 8, 1995 to the present. Mr. Manning also has been Chairman of the Board and President of CRM since its inception, which he founded as "Greg Manning Company, Inc." in 1961. Mr. Manning is currently on the Board of Directors of the State Bank of South Orange, New Jersey and is Chairman of the bank's audit committee and member of the bank's executive committee. During the year ended June 30, 1997, Mr. Manning resigned as a director of PICK Communications Corp.

William T. Tully, Jr., age 51, has been Executive Vice President of the Company since August 1990. From August 12, 1993 to August 14, 1994, and since February 22, 1995, Mr. Tully has been Chief Operating Officer. From the Company's inception in 1981 until August 14, 1994, Mr. Tully was Secretary and Treasurer of the Company, and from December 8, 1992 until August 14, 1994, and from June 5, 1995 to date, Mr. Tully has been a director. Mr. Tully was Senior Vice President of the Company since its inception in 1981 until August 1990. Mr. Tully has been Executive Vice President of CRM from August 1990, and has served CRM in other management capacities since 1974.

David C. Graham, age 57, has been a Senior Vice President of the Company since August 1990 and has been Senior Vice President of CRM since August 1990. Mr. Graham has served the Company and CRM in various capacities since September 1978. Mr. Graham has been a licensed auctioneer since 1965. Prior to joining the Company, Mr. Graham was employed by H.R. Harmer, a public auction house, from 1955 to 1977.

Daniel M. Kaplan, CPA, age 52, has been Chief Financial Officer of the Company since October 18, 1995. Mr. Kaplan served as controller of Horowitz Rae Book Manufacturers, Inc. from 1994 to 1995, as controller of Apex One, Inc. during 1993 and as a private management consultant from 1991 to 1993. Mr. Kaplan was associated with Spectra Physics, Inc. and The Newark Group, Inc. from 1976 to 1991.

Scott S. Rosenblum, age 48, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991) in the law firm of Kramer, Levin, Naftalis & Frankel, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

Anthony L. Bongiovanni, Jr., age 38, is President of Micro Strategies, Incorporated, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

Albertino de Figueiredo, age 66, was appointed as a director of the Company on September 10, 1997. In 1980, Mr. De Figueiredo founded AFINSA, S.A, a company engaged in the business of philatelics and numismatics, and is currently Chairman of the Board of AFINSA, S.A. and its subsidiaries. Mr. De Figueiredo is also Vice-Chairman of the Board of Directors of FINARTE ESPANA, an art auction house, and a member of the Executive Board of ASCAT, the International Association of the Stamp Catalogue and Philatelic Publishers.

Mr. William J. Dolan resigned as a member of the Board of Directors effective May 8, 1997. On June 27, 1997, the Board of Directors appointed Mr. Bongiovanni to fill the vacancy created by Mr. Dolan's resignation. On September 10, 1997, the Board of Directors appointed Mr. De Figueiredo to fill another vacancy in the Board of Directors.

The Company's directors are elected at the annual meeting of stockholders. The Certificate of Incorporation provides that the members of the Board of Directors be divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Accordingly, only those directors of a single class can be changed in any one year and it would take elections in three consecutive years to change the entire Board. Mr. Tully has been elected to serve until the 1999 annual meeting of stockholders. Mr. Bongiovanni has been appointed, and Mr. Rosenblum has been elected, to serve until the 1997 annual meeting of stockholders. Mr. De Figueiredo has been appointed, and Mr. Manning has been elected, to serve until the 1998 annual meeting of stockholders. The Certificate of Incorporation also provides that directors may be removed only for cause and that any such removal must be approved by the affirmative vote of at least a majority of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors. While the Company believes that the foregoing provisions are in the best interests of the Company and its stockholders, such requirements may have the effect of protecting management against outside interests and in retaining its position.

There are no family relationships among any of the directors or executive officers of the Company.

The following sets forth the name of each officer, director and beneficial owner of more than 10% of the Common Stock of the Company who failed to file on a timely basis, as described on Forms 3, 4 and 5 and amendments thereto furnished to the Company, reports required by Section 16 (a) of the Securities Exchange Act of 1934 during the year ended June 30, 1997 and prior years and, for each such person, the number of late reports, the number of transactions that were not reported on a timely basis and any known failure to file a required form:

Scott S. Rosenblum (director): For year ended June 30, 1997, one late report.

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



The members of the current Advisory Committee and their principal occupations are as follows:

Sir Ronald Brierley, age 59, is Founder/President of Brierley Investments, Limited, a publicly held New Zealand investment company. Sir Ronald is also Chairman of GPG P/C, an investment company based in London, England. Sir Ronald serves on the boards of Advance Bank, Australia, Ltd., Adriadne Australia Ltd., Australia Oil & Gas Corporation, Ltd., and the Australian Gaslight Company, and he is also a trustee of Sydney Cricket and Sports Ground Trust. Sir Ronald has had a life-long interest in stamps, beginning as a schoolboy, when he formed Kiwi Stamp Company and acquired a dealer's certificate from the New Zealand Stamp Dealers Federation. Sir Ronald has been selling and collecting stamps since that time, and in 1989, he acquired a significant interest in Stanley Gibbons, Ltd., a world renown stamp company located in London, England.

Robert G. Driscoll, age 65, has been Chief Executive Officer (since 1981) of Barrett & Worthen, Inc. and the Brookman Stamp Company of Bedford, New
Hampshire, both of which are engaged in the business of buying and selling stamps. Mr. Driscoll served as Vice President of H.E. Harris Company, a subsidiary of General Mills from 1978 to 1981, after having founded R&R Stamp Company in 1958 and serving as its President until it was sold in 1978 to General Mills. Mr. Driscoll is a past President of the American Stamp Dealers Association (from 1977 to 1978) and is a lifetime member of the American First Day Cover Society. He has been a member of the American Philatelic Society for over 45 years.

Herman Herst, Jr., age 88, is recognized as the most prolific philatelic author in the world, and has written numerous articles on philately and has authored several stamp related books, including Nassau Street. Mr. Herst was President of Herman Herst Jr. Auctions Inc., a public auction house (from 1934 to 1972) and conducted a private retail stamp business as a sole proprietorship. He was also an active philatelic auctioneer for many years, until his semi-retirement in 1981. He is a former President of the Society of Philatelic Americans and served two terms on the Board of Directors of the American Stamp Dealers Association. Among his many accomplishments, Mr. Herst received the John Luff Award from the American Philatelic Society, the merit award from the Society of Philatelic Americans and the Collectors Club of New York's award for Service to Philately. He is currently a senior member of the American Society of Appraisers, an honorary life member of the Philatelic Traders' Society of London and an honorary life member of the American Stamp Dealers Association, a life member of the Philatelic Traders' Society of London and an honorary life member of the Writer's Unit of the American Philatelic Society. He is also the only American stamp dealer to have ever served on the council of the Philatelic Traders' Society of London.

Herbert LaTuchie, age 78, is President of House of Collectors, a retail collectibles business, as well as President of Herb LaTuchie Auctions, a public auction house of stamps. He was Chairman of the Board and Chief Executive Officer (from 1954 to 1986) of Modern Builders Supply Company, Inc. and Modern Manufacturing, Inc., the latter of which is one of the ten leading distributors of building products in the United States. Mr. LaTuchie has been a life-long collector of rare stamps, and he also collects sheet music and other paper collectibles.

Joseph Levy, Jr., age 71, is president of Levy Venture Management, a real estate rental development group involved in automotive retailing real estate in three states. He is also a real estate developer of several properties located in Illinois. Prior to joining Levy Venture Management, Mr. Levy was President of Walton Chrysler-Plymouth (from 1953 to 1960), a car dealership in Chicago, Illinois, and of Carol Buick (from 1961 to 1984), a car dealership in Evanston, Illinois. He serves as a director of the Evanston Historical Society. He is also a trustee of Evanston Hospital and the Culver Educational Foundation, a trustee of the Chicago Historical Society and the Levy Senior Centers. Mr. Levy is a collector of stamps, coins, watches and other collectibles.

Hector D. Wiltshire, age 55, is President and CEO of Wiltshire Technologies, Inc., a high technology venture capital and consulting group, and is an experienced collector of rare stamps. Mr. Wiltshire is a member of the Association of Certified and Corporate Accountants (A.C.C.A) and the British Computer Society (M.B.C.S.). Mr. Wiltshire holds degrees in Executive Business Administration and marketing.



Item 10.                  EXECUTIVE COMPENSATION

               Information regarding Executive Compensation will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1997 and is incorporated by reference.

Item 11.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT

               Information regarding Security Ownership of Certain Beneficial Owners and Management will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1997 and is incorporated by reference.

Item 12.                  CERTAIN RELATIONSHIPS AND TRANSACTIONS

               Information regarding Certain Relationships and Transactions will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1997 and is incorporated by reference.

Item 13.                     EXHIBITS, LIST AND REPORTS ON FORM 8-K
             Exhibit
   No.
   Description
   -----------------------------------------------------------------------------


         (a) (1) All Financial Statements of the Company for the year ended June 30, 1997 are filed herewith. See Item 7 of this Report for a list of such financial statements.

                  (2)     Exhibits -- See response to paragraph (c) below.

         (b)      Reports on Form 8-K

                  Report on Form 8-K, filed on December 4, 1996.

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

         10.3 Second Amendment to Employment Agreement between Greg Manning and Registrant, dated as of September 11, 1997.*

         10.4 Employment Agreement between William T. Tully and Registrant, dated as of May 14, 1993. Incorporated by reference to exhibit 10(c) to the form 1993 Form SB-2 and incorporated by reference to Exhibit 10.26 to Form 10-QSB of the Company for the period ended December 31, 1993 and dated February 22, 1994.

         10.5 Inventory Acquisition and Non Competition Agreement between Collectibles Realty Management, Inc. and Registrant, dated as of July 1, 1993. Incorporated by reference to Exhibit 10(e) to the 1993 Form SB-2.

         10.6 Financial Consulting Agreement with JWCharles Securities, Inc. and Corporate Securities, Inc. Incorporated by reference to Exhibit 10(f) to the 1993 Form SB-2.

         10.7 Registration Rights Agreement dated November 4, 1994, among the Company and the holders of restricted stock. Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated November 4, 1994.

         10.8 Shareholder's Common Stock Purchase Warrant, dated November 4, 1994, among the Company and the Selling Shareholders. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, dated November 4, 1994.

         10.9 Placement Agent's Common Stock Purchase Warrant, dated November 4, 1994, among the Company and JW Charles Securities, Inc. and Corporate Securities Group, Inc. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated November 4, 1994.

         10.10 Demand Promissory Note, dated June 1, 1995, of Greg Manning Auctions, Inc.(Maker) to Brown Brothers Harriman & Co. (Holder). Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated May 26, 1995.

         10.11 Demand Promissory Note, dated June 3, 1996, of Greg Manning Auctions, Inc. (Maker) to Brown Brothers Harriman & Co. (Holder). Incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-KSB for the year ended June 30, 1996.

         10.12 General Security Agreement, dated May 26, 1995, from Greg Manning Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, dated May 26, 1995.

         10.13 Guaranty, dated May 26, 1995, from Greg Manning Auctions, Inc. and Ivy & Mader Philatelic Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated May 26, 1995.

         10.14 Secured Promissory Note, dated November 19, 1996, by Greg Manning Auctions, Inc., as maker, in favor of Brown Brothers Harriman & Co., as payee. Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated December 4, 1996.

         10.15 Form of Stock Purchase Agreement, in connection with the offering made pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933. Incorporated by reference to the Company's Report on Form 8-K, dated July 3, 1995.

         10.16 Form of Purchase Warrant, in connection with the offering made pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933. Incorporated by reference to the Company's Report on Form 8-K,dated July 3, 1993.

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


Date: October 14, 1997


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

Date:  October 14, 1997




                                            Greg Manning
                                            Chairman of the Board
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)




                                            Daniel M. Kaplan
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)



                                            William T. Tully, Jr.
                                            Executive Vice President and
                                            Director




                                             Anthony Bongiovanni
                                             Director

                                  EXHIBIT INDEX





             Exhibit
   No.
   Description
   -----------------------------------------------------------------------------


         3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3(a) to the Company's Form SB-2, Registration Number 33-55792-NY, dated May 14, 1993 (the "1993 Form SB-2").

              3.2 By-laws, as amended, of Registrant. Incorporated by reference to Exhibit 3(b) to the 1993 Form SB-2.

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

         10.3 Second Amendment to Employment Agreement between Greg Manning and Registrant, dated as of September 11, 1997.*

         10.4 Employment Agreement between William T. Tully and Registrant, dated as of May 14, 1993. Incorporated by reference to Exhibit 10(c) to the form 1993 Form SB-2 and incorporated by reference to Exhibit 10.26 to Form 10-QSB of the Company for the period ended December 31, 1993 and dated February 22, 1994.

         10.5 Inventory Acquisition and Non Competition Agreement between Collectibles Realty Management, Inc.and Registrant, dated as of July 1, 1993. Incorporated by reference to Exhibit 10(e) to the 1993 Form SB-2.

         10.6 Financial Consulting Agreement with JWCharles Securities, Inc. and Corporate Securities, Inc. Incorporated by reference to Exhibit 10(f) to the 1993 Form SB-2.

         10.7 Registration Rights Agreement dated November 4, 1994, among the Company and the holders of restricted stock. Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated November 4, 1994.

         10.8 Shareholder's Common Stock Purchase Warrant, dated November 4, 1994, among the Company and the Selling Shareholders. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, dated November 4, 1994.

         10.9 Placement Agent's Common Stock Purchase Warrant, dated November 4, 1994, among the Company and JW Charles Securities, Inc. and Corporate Securities Group, Inc. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated November 4, 1994.

         10.10 Demand Promissory Note, dated June 1, 1995, of Greg Manning Auctions, Inc.(Maker) to Brown Brothers Harriman & Co. (Holder). Incorporated by reference to Exhibit 10.1of the Company's Reporton Form 8-K, dated May 26, 1995.

         10.11 Demand Promissory Note, dated June 3, 1996, of Greg Manning Auctions, Inc.(Maker) to Brown Brothers Harriman & Co. (Holder). Incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-KSB for the year ended June 30, 1996.

         10.12 General Security Agreement, dated May 26, 1995, from Greg Manning Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, dated May 26, 1995.

         10.13 Guaranty, dated May 26, 1995, from Greg Manning Auctions, Inc. and Ivy & Mader Philatelic Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.3 of the Company's
         Report on Form 8-K, dated May 26, 1995.

         10.14 Secured Promissory Note, dated November 19, 1996, by Greg Manning Auctions, Inc., as maker, in favor of Brown Brothers Harriman & Co., as payee. Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated December 4, 1996.

         10.15 Form of Stock Purchase Agreement, in connection with the offering made pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933. Incorporated by reference to the Company's Report on Form 8-K, dated July 3, 1995.

        10.16 Form of Purchase Warrant, in connection with the offering made pursuant to the exemption from registration provided by Regulation S under the Securities Act of 1933. Incorporated by reference to the Company's Report on Form 8-K,dated July 3, 1993.

        23.1      Consent of Independent Accountants.*

        27        Financial Data Schedule*

                                                 * Filed herewith