Form 10-Q
period 1997-09-30
GREG MANNING AUCTIONS INC
filed 1997-11-14
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

As of November 7, 1997, Issuer had 4,419,997 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ____ No       X.

                           GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

Table of Contents                                           Page Number

Consolidated Balance Sheet - September 30, 1997 (Unaudited)      3

Consolidated Statements of Operations and Retained Earnings -    4
Three months ended September 30, 1996 and 1997 (Unaudited)

Consolidated Statements of Cash Flows -                          5
Three months ended September 30, 1996 and 1997 (Unaudited)

Notes to Consolidated Financial Statements                       6
as of September 30, 1997

Item 2. Management's Discussion and Analysis                    10

                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheet
                               September 30, 1997
                                   (Unaudited)



                                     Assets
Current assets:
Cash and cash equivalents                                                            $ 352,350

Accounts receivable
     Auctions receivable                                                             9,123,324
     Advances to consignors                                                          1,563,919
Note receivable - current portion                                                      322,294
Inventory                                                                            3,716,688
Income taxes receivable                                                                262,867
Due from affiliate - CRM                                                               173,837
Deferred tax asset                                                                     184,000
Prepaid expenses and deposits                                                          129,814
                                                                               ----------------
     Total current assets                                                           15,829,093
Property and equipment, net                                                            735,598
Goodwill                                                                             1,742,853
Marketable securities                                                                  415,200
Notes receivable - long-term portion                                                    48,981
Deferred tax asset                                                                      69,400
Other assets                                                                           357,275
                                                                               ================
     Total assets                                                                  $19,198,400
                                                                               ================
                      Liabilities and Stockholders' Equity
Current liabilities:
Demand notes payable                                                               $ 5,675,000
Note payable - current portion                                                         582,485
Payable to third party consignors                                                    3,937,707
Accounts payable                                                                       720,459
Accrued expenses                                                                       545,322
                                                                               ----------------
     Current liabilities                                                            11,460,973
Notes payable - long-term portion                                                      295,130
                                                                               ----------------
     Total liabilities                                                              11,756,103
                                                                               ----------------

Commitments and Contingencies                                                                -

Preferred stock, $.01 par value. Authorized
     10,000,000 shares; none issued                                                          -
Common stock, $.01 par value.  Authorized
     20,000,000 shares; 4,419,997 issued and outstanding                                44,200
Additional paid in capital                                                           6,819,690
Unrealized loss on marketable securities                                               (13,400)
Retained earnings                                                                      591,807
                                                                               ----------------
     Total stockholders' equity                                                      7,442,297
                                                                               ----------------
     Total liabilities and stockholders' equity                                    $19,198,400
                                                                               ================

                 See accompanying notes to financial statements

                          GREG MANNING AUCTIONS, INC.
           Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)


                                                                                   Three months ended September 30,
                                                                                ---------------------------------------
                                                                                      1996                 1997
                                                                                ------------------   ------------------

Operating revenues
     Sales of merchandise                                                             $ 1,257,349           $1,860,356
     Commissions earned                                                                   654,138              529,506
                                                                                ------------------   ------------------
                                                                                        1,911,487            2,389,862
                                                                                ------------------   ------------------
Operating expenses
     Cost of merchandise sold                                                             833,287            1,555,510
     General and administrative                                                           906,116            1,121,009
     Marketing                                                                            142,934              156,740
                                                                                ------------------   ------------------
                                                                                        1,882,337            2,833,259
                                                                                ------------------   ------------------
        Operating profit (loss)                                                            29,150             (443,397)
Other income (expense)
     Interest and other income                                                            179,036               97,851
     Interest expense                                                                    (186,419)            (173,153)
                                                                                ------------------   ------------------
        Income (loss) before income taxes                                                  21,767             (518,699)

Provision for (benefit from) income taxes                                                  17,598             (225,634)
                                                                                ------------------   ------------------
     Net income (loss)                                                                      4,169             (293,065)
Retained earnings, beginning of period                                                    224,268              884,872
                                                                                ------------------   ------------------
Retained earnings, end of period                                                       $  228,437            $ 591,807
                                                                                ==================   ==================

Net income (loss) per share                                                            $     0.00            $   (0.07)
Weighted average number common and
     equivalent shares outstanding                                                      4,771,200            4,419,997
                                                                                ==================   ==================


                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                            Three months ended September 30,
                                                                         ----------------------------------------
                                                                                1996                 1997
                                                                         -------------------  -------------------
Cash flows from operating activities:
     Net income (loss)                                                            $   4,169           $ (293,065)
     Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization                                                85,267               95,731
        Provision for bad debts                                                           -               25,000
        (Increase) decrease in assets:
            Auctions receivable                                                   1,465,061            1,681,591
            Advances to consignors                                                 (413,297)           4,143,378
            Notes receivables                                                       121,097              231,208
            Inventory                                                              (887,156)             181,563
            Due from affiliate - CRM                                                 56,186               (2,950)
            Income taxes receivable                                                  34,345             (262,867)
            Prepaid expenses and deposits                                            71,629                6,701
        Increase (decrease) in liabilities
            Payable to third-party consignors                                      (654,671)          (4,238,234)
            Accounts payable                                                        128,317             (876,389)
            Accrued expenses                                                        (97,866)             132,460
            Income taxes payable                                                     17,598             (121,786)
                                                                         -------------------  -------------------
                                                                                    (69,321)             702,341
                                                                         -------------------  -------------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                                (26,037)             (36,309)
     Additional goodwill                                                            (14,629)                   -
                                                                         -------------------  -------------------
                                                                                   (40,666)             (36,309)
                                                                         -------------------  -------------------
Cash flows from financing activities:
     Repayment of from demand notes payable                                       (115,000)            (800,000)
     Repayment of loans payable                                                    (32,197)            (148,903)
     Cost for issuance of stock                                                    (22,580)                   -
                                                                         -------------------  -------------------
                                                                                  (169,777)            (948,903)
                                                                         -------------------  -------------------
Net change in cash and cash equivalents                                           (279,764)            (282,871)
Cash and cash equivalents at beginning of period                                   558,506              635,221
                                                                         ===================  ===================
Cash and cash equivalents at end of period                                        $ 278,742            $ 352,350
                                                                         ===================  ===================


                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC

                   Notes to Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)







(1)  Organization, Business and Basis of Presentation

         Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. and Greg Manning Galleries, Inc. (collectively, the Company), is a public auctioneer of collectibles including rare stamps, stamp collections and stocks, and regularly conducts rare stamp auctions bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. In addition to stamps, the other collectibles auctioned by the Company include trading cards and sports memorabilia and other collectibles such as autographs and rare documents. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail.

         The accompanying consolidated balance sheet as of September 30, 1997 and related consolidated statements of operations and retained earnings for the three months ended September 30, 1996 and 1997 and consolidated statements of Cash Flows for the three month periods then ended, have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1997 filed with the Securities and Exchange Commission.

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

         The Company does not provide any guarantee with respect to the authenticity of property offered for sale at auction. Each lot is sold as genuine and as described by the Company in the catalog. When however, in the opinion of a competent authority mutually acceptable to the Company and the purchaser, a lot is declared otherwise, the purchase price will be refunded in full if the lot is returned to the Company within a specified period. In such event, the Company will return such lot to the consignor before a settlement payment has been made to such consignor for such lot in question. To date, returns have not been material. Large collections are generally sold on an "as is" basis.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:


                                                      For the three months ended
                                                            September 30,                         Percentages
                                                 -------------------------------------    -----------------------------
                                                       1996               1997                 1996          1997
                                                 -------------------------------------    -----------------------------
       Aggregate Sales                               $  5,304,628      $  5,547,828            100%          100%
                                                 =====================================    =============================
          By source:
             A. Auction                              $  4,047,279      $   3,687,472            76%           66%
             B. Sales of inventory                      1,257,349          1,860,356            24%           34%
                                                 -------------------------------------    -----------------------------
          By market:
             A. Philatelics                             5,005,971          5,382,491            95%           97%
             B. Sports collectibles                       280,861            165,337             5%            3%
             C. Other collectibles                         17,796                  -             0%            0%
                                                 -------------------------------------    -----------------------------

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at September 30, 1997 was $277,727. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

Investments

         The Company accounts for marketable securities pursuant to the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the Company's marketable securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses for temporary changes in fair value of marketable securities are credited or charged to a separate component of Stockholders' Equity.

Earnings (loss) per common and common equivalent share

         Earnings (loss) per common and common equivalent share of the Company's Common Stock ("Common Stock") is computed using the weighted average number of common and common equivalent shares outstanding for each period. Outstanding stock options and warrants for the three months ended September 30, 1997 were excluded from earnings per common share computations because they were antidilutive. Primary and fully diluted earnings per share are the same for the three months ended September 30, 1996.

(3) Inventories

         Inventories as of September 30, 1997 consisted of the following:

                    Stamps                                          $ 2,002,885
                    Sports cards and sports memorabilia                 581,033
                    Other collectibles                                1,132,770
                                                              ------------------
                                                                    $ 3,716,688
                                                              ==================


(4) Marketable Securities

         As of September 30, 1997, the Company owned 11.4% or 4,112,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. These securities are classified as available for sale having a cost of $237,599 and a fair value of approximately $215,200 resulting in a cumulative unrealized loss of $22,400 which was offset by deferred tax asset of $9,000. The decrease in net valuation of $13,400 was charged to a separate component of Stockholders' Equity in previous periods.

(5) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM") which owned approximately 29%, as of September 30, 1997, of the Company's common stock. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the three months ended September 30, 1997, such auction and private treaty sales were not material.

         Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Amounts charged to operations for services rendered by these firms for the three months ended September 30, 1996 and 1997 were approximately $9,000 and $70,000 respectively, in the case of Kramer, Levin, Naftalis & Frankel, and approximately $34,000 and $25,000 respectively, in the case of Micro Strategies, Incorporated.

(6) Debt

         The Company is party to a secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At September 30, 1997, borrowing under the revolving credit facility and term loan totaled $5,675,000 and $218,750 respectively. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide of the revolving credit loan, the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. For the three months ended September 30, 1997, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, BBH&Co. has the right under the credit agreement to demand immediate payment of all amounts outstanding without the otherwise applicable 120 day notice period

(7)  Supplementary Cash Flow Information


         Following is a summary of supplementary cash flow information:

                                                           For the three months ended
                                                                   September 30,
                                                           1996                 1997
                                                      ----------------    -----------------
        Interest paid                                     $174,610             $179,361
        Income taxes paid                                   15,576                4,921
        Noncash investing and financing activities:
           Acquisition of inventory under note payable     700,000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

GENERAL


         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties). During the three month period ended September 30, 1997, the Company earned a commission of 15% from the buyers in all markets except for sports cards and mail auctions, which is a 10% premium.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended September 30, 1996 and 1997. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three Months Ended September 30, 1997
Compared With The Three Months Ended September 30, 1996


         The Company recorded a increase in revenues of $478,375 (25%), from $1,911,487 for the three months ended September 30, 1996 to $2,389,862 for the three months ended September 30, 1997. This increase was primarily attributable to the increases in revenues from the sale of the Company's inventories of $603,012 (48%) for the three month period ended September 30, 1997 compared to the prior year.

         Gross margins on the sales of the Company's inventory decreased by $119,211 (28%) in the three months ended September 30, 1997 compared to the three months ended September 30, 1996. The overall gross margin declined to 16% on inventory sales during the three months ended September 30, 1997 from 34% for the comparable period in the prior year. The stamp area had a decrease in gross margins to 15% during the three months ended September 30, 1997 compared to 33% for the prior year comparable period, which was approximately 7% higher than the Company normally averages in the stamp area. During the quarter ended September 30, 1997 the Company sustained a loss on a large lot that had the effect of reducing gross margins in the stamp area by approximately 6%. During this same quarter, the Company did not hold any sports auctions and the overall gross margins due to the reduced sports activity declined approximately 2% as compared to the same period of the previous year.

         The Company's operating expenses increased by $228,699 (22%) during the three months ended September 30, 1997 compared to the same period in the prior year. These costs resulted in operating costs of 53% of operating revenues for the three months ended September 30, 1997 compared to 55% for the comparable period in the prior year. The primary cost increases were attributable to the approximately $99,900 in operating costs for the mail auction operations which had its start up in the quarter ended June 30, 1997 and legal, accounting and consulting costs which were approximately $55,600 higher than that of the same period in the prior year.

         Interest income decreased by $81,185 substantially due to a lower level of outstanding interest bearing advances to consignors during the quarter ended September 30, 1997 as compared to the three months ended September 30, 1996. This was partially offset by an decrease in interest expense of $13,266 during the three months ended September 30, 1997 as compared to the comparable period of the prior year due primarily to reduced overall borrowings.

         Net Income: The Company's decrease in operating profits (loss) of $472,547 during the three months ended September 30, 1997 as compared to the same period of the prior year was the primary component of the net loss of $293,065 for the three months ended September 30, 1997 compared to the net income of $4,169 during the three months ended September 30, 1996.

 Liquidity and Capital Resources

         At September 30, 1997, the Company's working capital position was $4,368,120, compared to $4,645,765 as of June 30, 1997. This decrease of $277,645 was primarily due to decreases in auctions receivable (1,681,591), advances to consignors ($4,143,378), current portion of notes receivable ($231,208), and inventories ($181,563). These decreases to working capital were offset by a decrease in payables to third party consignors ($4,238,234) and accounts payable ($876,389). These items were the material cause of the positive cash flow from operating activities of $702,341.

         The Company experienced a decrease in cash flow from investing activities for the three months ended September 30, 1997 of $36,309. This was attributable to solely capital expenditures during this period.

         The Company experienced a decrease in cash flow from financing activities for the three months ended September 30, 1997 of $948,903. This was attributable to the Company reducing its demand notes payable under its revolving credit and term loan facility by $800,000 and payments made on its term loans of $148,903.

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

                  None

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-k.

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on Form 8-k

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                     GREG MANNING AUCTIONS, INC.



Dated:   November 13, 1997

                               Greg Manning
                               Chairman and Chief Executive Officer



                               William Tully
                               Vice President and Acting Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
No.               Description
-------- ------------------------------------------

27                Financial Data Schedule