Form 10QSB
period 1997-12-31
GREG MANNING AUCTIONS INC
filed 1998-02-17
CIK 895516

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                   OR

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
        (Exact name of Small Business Issuer as specified in its Charter)


       NEW YORK                                             22-2365834
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


       775 Passaic Avenue
       West Caldwell, New Jersey                              07006
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number, including area code:  (973) 882-0004

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes       X        No   _____

As of February 9, 1998, Issuer had 4,419,997 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ______ No X .





                           GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

          Table of Contents                                         Page Number

    Consolidated Balance Sheet - December 31, 1997 (Unaudited)            3

    Consolidated Statements of Operations and Retained Earnings -         4
    Three months ended December 31, 1996 and 1997 (Unaudited)
    Six months ended December 31, 1996 and 1997 (Unaudited)


    Consolidated Statements of Cash Flows -                              5
    Six months ended December 31, 1996 and 1997 (Unaudited)

    Notes to Consolidated Financial Statements                           6
      as of December 31, 1997

Item 2.  Management's Discussion and Analysis                            9



                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheet
                                December 31, 1997
                                   (Unaudited)
                                     Assets
Current assets:
Cash and cash equivalents                                                        $     138,754
Accounts receivable
     Auctions receivable                                                             3,754,644
     Advances to consignors                                                          1,174,119
Notes receivable - current portion                                                     440,795
Inventory                                                                            3,978,574
Taxes Receivable                                                                       637,383
Due from affiliate - CRM                                                               183,088
Deferred tax asset                                                                     184,000
Prepaid expenses and deposits                                                          573,064
                                                                               ----------------
     Total current assets                                                           11,064,421
Property and equipment, net                                                            672,816
Goodwill                                                                             1,765,954
Marketable securities                                                                  592,150
Deferred Tax Asset                                                                      69,400
Other assets                                                                           357,276
                                                                               ================
     Total assets                                                                  $14,522,017
                                                                               ================

                      Liabilities and Stockholders' Equity
Current liabilities:
Demand notes payable                                                                $3,745,000
Notes payable - current portion                                                        465,639
Payable to third party consignors                                                    1,781,457
Accounts payable                                                                       351,251
Accrued expenses                                                                       910,461
                                                                               ----------------
     Current liabilities                                                             7,253,808
Notes payable - long-term portion                                                      263,880
                                                                               ----------------
     Total liabilities                                                               7,521,392
                                                                               ----------------

Commitments and Contingencies                                                                -

Preferred stock, $.01 par value. Authorized
     10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
     20,000,000 shares; 4,419,997 issued and outstanding                                44,200
Additional paid in capital                                                           6,819,690
Unrealized gain on marketable securities                                               163,550
Accumulated Deficit                                                                    (23,111)
                                                                               ----------------
     Total stockholders' equity                                                      7,004,329
                                                                               ----------------
     Total liabilities and stockholders' equity                                    $14,522,017
                                                                               ================

                 See accompanying notes to financial statements



                           GREG MANNING AUCTIONS, INC.
           Consolidated Statements of Operations and Retained Earnings

                                   (Unaudited)

                                                                 Three months ended                 Six months ended
                                                                   December 31,                      December 31,
                                                           ------------------------------    ------------------------------
                                                               1996            1997              1996            1997
                                                           --------------  --------------    --------------  --------------

Operating revenues
    Sales of merchandise                                     $ 2,816,137      $ 743,840         $ 4,073,486   $  2,604,196
    Commissions earned                                           559,696        374,439           1,213,834        903,945
                                                           --------------  --------------    --------------  --------------
                                                               3,375,833      1,118,279           5,287,320      3,508,141
                                                           --------------  --------------    --------------  --------------
Operating expenses
    Cost of merchandise sold                                   1,722,960        644,388           2,556,247      2,199,898
    General and administrative                                 1,081,081      1,186,940           1,987,197      2,307,949
    Marketing                                                    169,407        165,683             312,341        322,423
                                                           --------------  --------------    --------------  --------------
                                                               2,973,448      1,997,011           4,855,785      4,830,270
                                                           --------------  --------------    --------------  --------------
       Operating profit (loss)                                   402,385       (878,732)            431,535     (1,322,129)
Other income (expense)
    Interest and other income                                    153,713         91,133             332,749        188,984
    Interest expense                                            (214,641)      (180,294)           (401,060)      (353,447)
                                                           --------------  --------------    --------------  --------------
       Income (loss) before income taxes                         341,457       (967,893)            363,224     (1,486,592)

Provision (benefit) for income taxes                             159,292       (352,975)            176,890       (578,609)
                                                           --------------  --------------    --------------  --------------
    Net income (loss)                                            182,165       (614,918)            186,334       (907,983)
Retained earnings, beginning of period                           228,437        591,807             224,268        884,872
                                                           --------------  --------------    --------------  --------------
Retained earnings(Accumulated Deficit), end of period         $  410,602      $ (23,111)         $  410,602    $   (23,111)
                                                           ==============  ==============    ==============  ==============
Basic Earnings (Loss) per share:
     Weighted Average shares outstanding                       4,419,997       4,419,997         4,419,997       4,419,997
     Basic Earnings (Loss) per share                        $       0.04      $    (0.14)         $   0.04    $      (0.21)
                                                            ============     ===========      ============   =============
Diluted Earnings (loss) per share:
     Weighted Average Shares outstanding                       4,421,301       4,419,997         4,599,009       4,419,997
     Diluted Earnings (Loss) per share                      $       0.04      $    (0.14)      $      0.04    $      (0.21)
                                                            ============     ===========      ============   =============


                 See accompanying notes to financial statements



                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                Six months ended
                                                                                  December 31,
                                                                         -------------------------------
                                                                              1996            1997
                                                                         ---------------  --------------
Cash flows from operating activities:
     Net income (loss)                                                      $   186,334    $   (907,983)

     Adjustments  to reconcile  net income  (loss) to net cash
     provided by (used in) operating activities:
        Depreciation and amortization                                           172,108         184,489
        Provision for bad debts                                                  28,354          95,000
        Changes in assets (increase) decrease:
            Auctions receivable                                               2,547,685       6,980,271
            Advances to consignors                                          (2,666,602)       4,533,178
            Notes receivable                                                    319,502         161,688
            Inventories                                                       (705,052)         (80,323)
            Due from affiliate - CRM                                            (5,917)         (12,201)
            Income taxes receivable                                             34,345         (637,383)
            Prepaid expenses                                                    77,263         (436,549)
            Other assets                                                        10,000               -
        Changes in liabilities (decrease) increase
            Payable to third-party consignors                               (1,609,636)      (6,394,484)
            Accounts payable                                                   270,999       (1,245,598)
            Accrued expenses and other liabilities                             (47,875)         497,599
            Income taxes payable                                               (23,110)        (121,786)
                                                                         ---------------  --------------
                                                                            (1,411,602)       2,615,918
                                                                         ---------------  --------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                           (86,193)         (54,058)
     Additional goodwill                                                       (14,629)         (46,328)
                                                                         ---------------  --------------
                                                                              (100,822)        (100,386)
                                                                         ---------------  --------------
Cash flows from financing activities:
     Net Proceeds (payments) from notes payable                              1,320,000       (2,730,000)
     Repayment of notes and loans payable                                     (100,550)        (281,999)
     Net cost from issuance of stock                                           (27,580)
                                                                         ---------------  --------------
                                                                             1,191,870       (3,011,999)
                                                                         ---------------  --------------
Net decrease in cash and cash equivalents                                     (320,554)        (496,467)
Cash and cash equivalents at beginning of period                               558,506          635,221
                                                                         ===============  ==============
Cash and cash equivalents at end of period                                   $  237,952      $  138,754
                                                                         ===============  ==============

                 See accompanying notes to financial statements


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

         In July, 1997, the Company acquired the assets and use of the trade name of Cee Jay Auctions, Inc., whose operating results are included in Greg Manning Galleries, Inc. The purchase price for the acquisition is not considered material.

         The accompanying consolidated balance sheet as of December 31, 1997 and related consolidated statements of operations and retained earnings for the three and six months ended December 31, 1996 and 1997 and consolidated statements of Cash Flows for the six month periods then ended, have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1997 filed with the Securities and Exchange Commission.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:


                                                             For the six months ended
                                                                   December 31,                          Percentages
                                                       -------------------------------------     -----------------------------
                                                              1996              1997                 1996           1997
                                                       -------------------------------------     -----------------------------
             Aggregate Sales                                $  11,440,618    $    7,858,429              100%           100%
                                                       =====================================     =============================
                 By source:
                    A. Auction                              $   9,010,805    $    5,254,233               79%            67%
                    B. Sales of inventory                       2,429,813         2,604,196               21%            33%
                                                       -------------------------------------     -----------------------------
                 By market:
                    A. Philatelics                          $  10,866,996    $    7,546,435               95%            96%
                    B. Sports collectibles                        538,872           311,994                5%             4%
                    C. Other collectibles                          34,750                 0                0%             0%
                                                       -------------------------------------     -----------------------------

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at December 31, 1997 was $300,954. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.


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

Earnings (loss) per common and common equivalent share

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and convertible securities. Prior periods have been presented to conform with SFAS 128, however, as the Company had a net loss in the current period, basic and diluted loss per share are the same.

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of convertible securities is reflected using the if-converted method. The following table sets forth the computation of basic and diluted earnings per share.


                                                         For the three months      For the six months ended
                                                          ended December 31,             December 31,
                                                           1996          1997          1996          1997
Numerator:
   Net income (loss)                                    $  182,165  $  (614,918)   $   186,334  $  (907,983)
Denominator:
 Denominator for basic earnings (loss) per share -
  weighted average shares outstanding                    4,419,997     4,419,997     4,419,997     4,419,997
Effect of Dilutive Securities:
 Dilutive options outstanding                                1,304             -       179,012             -
Denominator for diluted earnings per share -
adjusted weighted average shares and assumed             4,421,301     4,419,997     4,599,009     4,419,997
conversions
Basic Earnings (loss) per share                            $  0.04       $ (0.14)      $  0.04       $ (0.21)
Diluted Earnings (loss) per share                          $  0.04       $ (0.14)      $  0.04       $ (0.21)

(3) Inventories

         Inventories as of December 31, 1997 consisted of the following:

                    Stamps                                         $ 2,302,890
                    Sports Cards and Sports Memorabilia                553,864
                    Other collectibles                               1,121,820
                                                                   -----------
                                                                   $ 3,978,574
                                                                   ===========

(4) Marketable Securities

         As of December 31, 1997, the Company owned 11.4% or 4,112,289 common shares of PICK Communications, which is primarily engaged in the business of selling blocks of telephone time. These securities are classified as available for sale having a cost of $215,200 and a fair value of approximately $500,000 resulting in a cumulative unrealized gain of $284,800. The Company also owned 100,000 shares pf Pro Net Link Corp., an Internet service company. These securities are classified as available for sale having a cost of $200,000 and a fair value of approximately $78,750 resulting in a cumulative unrealized loss of $121,250.

(5) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM") which owned approximately 29%, as of December 31, 1997, of the Company's common stock. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the six months ended December 31, 1997, such auction and private treaty sales were not material.

         Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Inc., which provides computer services to the Company. Amounts charged to operations for services rendered by these firms for the six months ended December 31, 1996 and 1997 were approximately $ 81,148 and $ 87,767 respectively, in the case of Kramer, Levin, Naftalis & Frankel, and approximately $ 63,410 and $ 38,147 respectively, in the case of Micro Strategies, Inc.

(6) Debt

         The Company is party to secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At December 31, 1997, borrowing under the revolving credit facility and term loan totaled $3,745,000 and $200,000 respectively. Absent a material adverse change or event of default as determined by BBH & Co., BBH & Co. has agreed to provide of the revolving credit loan, the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. For the six months ended December 31, 1997, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, BBH & Co. has the right under the credit agreement to demand immediate payment of all amounts outstanding without the otherwise applicable 120 day notice period.

(7)  Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:

                                                                          For the six months ended
                                                                                 December 31,
                                                                            1996               1997
                                                                        -------------      -------------
        Interest paid                                                       $425,653          $ 339,135
        Income taxes paid                                                    246,115            176,901
        Noncash investing and financing activities:
           Acquisition of inventory under note payable                       700,000

(8)   Significant transactions

         During the year ended June 30, 1997, two customers in three separate transactions purchased certain inventory for an aggregate selling price of $6,600,000, which increased operating profit by $2,241,500. Included in accounts receivable at December 31, 1997, is $1,100,000 from one customer, collateralized by certain assets.

         During the year ended June 30, 1996, an individual and related entities purchased certain inventory for $2,935,000, which increased operating profit by $1,110,000. Included in notes receivable at December 31, 1997 is $441,000, collateralized by certain assets.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

GENERAL

         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties). During the six month period ended December 31, 1997, the Company earned a commission of 15% from the buyers in all markets except for sports cards, Greg Manning Galleries Philatelic Mail Order Auctions and Cee Jay Auctions which earn a 10% premium.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the six months ended December 31, 1996 and 1997. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

THREE MONTHS ENDED DECEMBER 31, 1997
COMPARED WITH THE THREE MONTHS ENDED DECEMBER 31, 1996

         The Company recorded a decrease in revenues of $ 2,257,554 (67%), from $3,375,833 for the three months ended December 31, 1996 to $1,118,279 for the three months ended December 31, 1997. This decrease was primarily attributable to the decrease in revenues from the sale of the Company's inventories of $2,072,297 (74%) for the three month period ended December 31, 1997 compared to the prior year. The primary reason for this decrease was that Ivy & Mader did not hold an auction during the three months ended December 31, 1997 because of a lack of material available for auction. The Company believes that the unavailability of auction material was aberrational and is not likely to be an issue in the future. Gross profits on the sales of the Company's inventory decreased by $ 993,725 (91%) in the three months ended December 31, 1997 compared to the three months ended December 31, 1996. The decrease in margins was primarily due to a significant decrease in the sales of stamp inventories for the three months ended December 31, 1996 as compared to the comparable period in the previous year.

         The Company's operating expenses totaled $1,352,623 exclusive of cost of merchandise sold, for the three months ended December 31, 1997, and represented an increase of $102,135 (8%) from the three months ended December 31, 1996. The increase in General and Administrative costs by the Company is primarily due to an expansion of the Greg Manning Galleries Philatelic Mail Order Auctions and Cee Jay Auctions as well as an increase in the reserve for bad debts of $70,000.

         Interest expense decreased by $34,347 in the three months ended December 31, 1997 compared to the three months ended December 31, 1996 as a result of lower average daily borrowings for the comparable period .

         Net Income: The Company recorded a loss before income taxes of $967,893 for the three months ended December 31, 1997 compared to income before income taxes of $ 341,457 for the three months ended December 31, 1996. This change was primarily due to significantly lower sales of owned inventory as well as decreased material available for sale by consignors.

SIX MONTHS ENDED DECEMBER 31, 1997
COMPARED WITH THE SIX MONTHS ENDED DECEMBER 31, 1996


         The Company had a decrease in revenue of $ 1,779,179 (34%) to $3,508,141 for the six months ended December 31, 1997 as compared to the comparable period ended December 31, 1996. This decrease was substantially attributable to the reduction in revenues from the sale of the Company's inventories by $1,469,290 (36%) for the six months ended December 31, 1997 compared to the prior year's comparable period. As noted above, the primary reason for this decrease was the failure of Ivy & Mader to hold an auction during the second quarter because of a lack of material available for auction.

         Gross profits on the sales of the Company's inventory decreased by $1,112,941 for the six months ended December 31, 1997 compared to the same period ended December 31, 1996. The overall gross profit margins decreased to 16% on inventory sales for the six months ended December 31, 1997 from 37% for the comparable period in the prior year. The primary reason for the decrease in gross profit and gross profit margins was a decrease in non-auction stamp sales of $1,642,175 resulting in a decrease in gross profits of $883,024 and gross profit margins of 8%.

         The Company recorded an increase in operating expenses of $330,834 (14%) for the six months ended December 31, 1997 compared to the six months ended December 13, 1996. The primary reason for the cost increases were attributable to the approximately $268,885 in operating costs for the mail auction operations which had its start up in the quarter ended June 30, 1997 as well as an increase in the reserve for bad debts of $95,000.


         Interest expense decreased approximately $47,613 in the six months ended December 31, 1997 compared to the six months ended December 31, 1996. This decrease was primarily attributable to lower average borrowings. Interest income decreased approximately $143,765 for the six months ended December 31, 1997 as compared to the comparable period of the prior year primarily due to a lower level of outstanding interest bearing advances to consignors during the period as compared to last year.

         Net Income: The Company recorded a net loss before income taxes of $1,486,592 for the six months ended December 31, 1997 compared to income before income taxes of $363,224 for the six months ended December 31, 1996. This change was primarily due to a decrease in operating profits of approximately $1,113,000 during the six months ended December 31, 1997 compared to the prior year as outlined above, a decrease in commission income of approximately $310,000, an increase in operating expenses of approximately $330,000 and a decrease in net interest income/expense of approximately $96,000.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company's working capital position was $3,810,613, compared to $4,645,765 as of June 30, 1997. This decrease of $835,152 was primarily due to decreases in auctions receivable ($5,880,652) andadvances to consignors ($5,432,797). These were offset by increases in inventory purchased for future auctions ($80,323), income taxes receivable ($637,383), decreases in payables to consignors ($6,394,484) , accounts payable ($1,245,598) and loans payable ($ 3,011,999). These items were the material cause of the positive cash flow from operating activities of $2,615,918.

     The Company experienced a decrease in cash flow from investing activities for the six months ended December 31, 1997 of $ 100,386. This was primarily attributable to the purchase of equipment of $54,057 and additional goodwill related to the purchase of Ivy and Mader, in the amount of $ 46,328.

     The Company experienced a decrease in cash flow from financing activities for the six months ended December 31, 1997 of $3,011,999 which was attributable to the Company's repayment of bank loans during the six months ended December 31, 1997.

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

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on December 10, 1997. At the Annual Meeting, each of Anthony L. Bongiovanni, Jr. and Scott S. Rosenblum were elected to hold office as directors of the Company until the third successive Annual Meeting of Shareholders in 2000, and until their respective successors have been elected and qualified. The term of office as a director of each of Greg Manning, William T. Tully, Jr., and Albertino de Figueiredo continued after the meeting.

         Set forth below is information concerning the voting results of matters voted upon at the Annual Meeting.

         1.    Election of Directors:
                  Anthony L. Bongiovanni, Jr.
                           For: 4,105,461
                           Against: 35,000

                  Scott S. Rosenblum
                           For: 4,105,861
                           Against: 34,600

         2. Ratification of the appointment of Amper, Politziner & Mattia as the Company's independent public accountants for the Company's fiscal year ending June 30, 1998.
                           For: 4,100,311
                           Against: 10,350
                           Abstentions: 29,800

                  PROPOSAL APPROVED

         3. Approval of the adoption of the Company's 1997 Stock Incentive Plan, (which, among other things, increases the number of shares available to be issued under the Company's 1993 Stock Option Plan, as amended, and the 1997 Stock Incentive Plan to 850,000 in the aggregate).
                           For:1,796,829
                           Against: 81,060
                           Abstentions: 44,100
                           Non-Votes: 2,218,472

                  PROPOSAL APPROVED

         4. Approval of the Repricing Plan to reprice certain options awarded under the Company's 1993 Stock Option Plan, as amended (pursuant to which employees and consultants (including executive officers and directors) with non-qualified stock options awarded under the 1993 Plan and bearing exercise prices equal to or in excess of $2.8125 per share, with certain exceptions, will be permitted to exchange their Old Options for new options under the 1993 Plan, exercisable at a price equal to the Fair Market Value of the Company's Common Stock on December 10, 1997, provided that such Fair Market Value is less than the exercise price of the related old options).
                           For: 3,607,090
                           Against: 175,000
                           Abstentions: 63,310
                           Non-Votes: 295,061

                  PROPOSAL APPROVED


Item 5. Other Information.

             Effective December 8, 1997, the Company retained James Smith as Chief Financial Officer.

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


                           GREG MANNING AUCTIONS, INC.



Dated:   February 10, 1997


                                            /s/ Greg Manning

                                            Greg Manning
                                            Chairman and Chief Executive Officer



                                            /s/   James Smith
                                            James Smith
                                            Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
No.               Description
-------- ------------------------------------------

27                Financial Data Schedule