Form 10QSB
period 1998-03-31
GREG MANNING AUCTIONS INC
filed 1998-04-30
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 For the quarterly period ended March 31, 1998

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No _____

As of April 29,1998, Issuer had 4,419,997 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):Yes _____ No  X    .

                           GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)


      Table of Contents                                             Page Number

Consolidated Balance Sheet - March 31, 1998 (Unaudited)                  3

Consolidated Statements of Operations and Retained Earnings -            4
Three months ended March 31, 1997 and 1998 (Unaudited)
Nine months ended March 31, 1997 and 1998 (Unaudited)

Consolidated Statements of Cash Flows -                                  5
Nine months ended March 31, 1997 and 1998 (Unaudited)

Notes to Consolidated Financial Statements                               6
as of March 31, 1998

Item 2.  Management's Discussion and Analysis                           10


                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheet
                                 March 31, 1998
                                   (UNAUDITED)
                                    Assets
Current assets:
Cash and cash equivalents                                                                   $ 435,923
Accounts receivable
 Auctions receivable                                                                        5,894,956
 Advances to consignors                                                                     1,749,982
Notes receivable - current portion                                                            200,000
Inventory                                                                                   3,076,163
Income Taxes Receivable                                                                       560,462
Due from affiliate - CRM                                                                      183,052
Deferred tax asset                                                                            253,400
Prepaid expenses and deposits                                                                 105,156
                                                                                            ----------
  Total current assets                                                                     12,459,094

Property and equipment, net                                                                   603,775
Goodwill                                                                                    1,743,835
Marketable securities                                                                         592,150
Notes receivable - long-term portion                                                          241,096
Other assets                                                                                  354,895
                                                                                            ---------
  Total assets                                                                            $15,994,845
                                                                                           ==========

               Liabilities and Stockholders' Equity
Current liabilities:
 Demand notes payable                                                                      $4,335,000
 Notes payable - current portion                                                              654,265
 Payable to third party consignors                                                          2,766,592
 Accounts payable                                                                             259,469
 Accrued expenses                                                                             708,851
                                                                                            ---------
   Current liabilities                                                                      8,724,177
 Notes payable - long-term portion                                                            168,246
                                                                                           ----------
   Total liabilities                                                                        8,892,423
                                                                                           ----------

   Commitments and Contingencies
                                                                                                 -

Preferred stock, $.01 par value. Authorized
10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
20,000,000 shares; 4,419,997 issued and outstanding                                            44,200
Additional paid in capital                                                                  6,819,686
Unrealized gain on marketable securities                                                      163,550
Retained earnings                                                                              74,983
                                                                                           ----------
  Total stockholders' equity                                                                7,102,422
                                                                                           ----------
 Total liabilities and stockholders' equity                                               $15,994,845
                                                                                           ==========


                 See accompanying notes to financial statements



                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                                  (UNAUDITED)

                                                              Three months ended                Nine months ended
                                                                  March 31,                         March 31,
                                                        ------------------------------    ------------------------------
                                                            1998            1997              1998            1997
                                                        --------------  --------------    --------------  --------------
Operating revenues
    Sales of merchandise                                  $ 2,342,674     $ 3,548,074       $ 4,946,870     $ 7,621,560
    Commissions earned                                        623,756         763,931         1,527,701       1,977,765
                                                        --------------  --------------    --------------  --------------
                                                            2,966,430       4,312,005         6,474,571       9,599,325
                                                        --------------  --------------    --------------  --------------
Operating expenses
    Cost of merchandise sold                                1,586,504       2,350,769         3,786,402       4,907,016
    General and administrative                              1,014,037       1,163,029         3,321,986       3,150,226
    Marketing                                                 100,602         166,216           423,025         478,557
                                                        --------------  --------------    --------------  --------------
                                                            2,701,143       3,680,014         7,531,413       8,535,799
                                                        --------------  --------------    --------------  --------------
       Operating profit (loss)                                265,287         631,991        (1,056,842)      1,063,526
Other income (expense)
    Interest and other income                                  74,283         224,280           263,267         557,029
    Interest expense                                         (115,242)       (217,002)         (468,689)       (618,062)
                                                        --------------  --------------    --------------  --------------
       Income (loss) before income taxes                      224,328         639,269         (1,262,264)     1,002,493

Provision (benefit) for income taxes                          126,234         257,108          (452,375)        433,997
                                                        --------------  --------------    --------------  --------------
    Net income (loss)                                          98,094         382,161          (809,889)        568,496
Retained earnings, beginning of period                        (23,111)        228,437           884,872         224,268
                                                        --------------  --------------    --------------  --------------
Retained earnings, end of period                               74,893         610,598            74,983         792,764
                                                        ==============  ==============    ==============  ==============

Basic Earnings (Loss) per share:
      Weighted average shares outstanding                   4,419,997       4,419,997         4,419,997       4,419,997
      Basic Earnings (Loss) per share                        $   0.02         $  0.09           $ (0.18)        $  0.13
                                                        ==============  ==============    ==============  ==============

Diluted Earnings (Loss) per share:
      Weighted average shares outstanding                   4,419,997       4,419,997         4,419,997       4,419,997
      Diluted Earnings (Loss) per share                       $  0.02         $  0.09           $ (0.18)       $  0.13
                                                        ==============  ==============    ==============  ==============

                 See accompanying notes to financial statements



                                      GREG MANNING AUCTIONS, INC.
                                 Consolidated Statements of Cash Flows
                                            (UNAUDITED)

                                                                                Nine months ended
                                                                                   March 31,
                                                                         -------------------------------
                                                                              1998            1997
                                                                         ---------------  --------------
Cash flows from operating activities:
     Net income (loss)                                                    $ (809,889)      $ 568,497
     Adjustments  to reconcile  net income  (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                        280,369         258,213
        Provision for bad debts                                              153,750          68,354
        Changes in assets (increase) decrease:
            Auctions receivable                                            4,781,209         976,393
            Advances to consignors                                         3,957,315      (2,125,483)
            Notes and other receivables                                      161,387         299,970
            Inventories                                                      822,088        (169,177)
            Due from affiliate - CRM                                         (12,165)         (7,171)
            Income taxes receivable                                         (560,462)         34,345
            Prepaid expenses                                                  31,359         104,620
            Other assets                                                       2,380          10,000
        Changes in liabilities (decrease) increase
            Payable to third-party consignors                             (5,409,349)     (1,002,087)
            Accounts payable                                              (1,337,379)        167,759
            Accrued expenses and other liabilities                           295,989          (5,953)
            Income taxes payable                                            (121,786)         69,489
                                                                         ---------------  --------------
                                                                           2,234,816        (752,231)
                                                                         ---------------  --------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                         (58,778)       (103,988)
     Additional goodwill                                                     (46,328)        (43,705)
                                                                         ---------------  --------------
                                                                            (105,106)       (147,693)
                                                                         ---------------  --------------
Cash flows from financing activities:
     Proceeds from (repayment of) notes payable                              243,000       1,440,000
     Repayment of loans payable                                           (2,572,008)       (738,137)
     Net proceeds from issuance of stock                                        -            (27,580)
                                                                         ---------------  --------------
                                                                          (2,329,008)        674,283
                                                                         ---------------  --------------
Net decrease in cash and cash equivalents                                   (199,298)       (225,641)
Cash and cash equivalents at beginning of period                             635,221         558,506
                                                                         ===============  ==============
Cash and cash equivalents at end of period                                 $ 435,923       $ 332,865
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

         In July, 1997, the Company acquired the assets of Cee Jay Auctions, Inc., whose operating results are included in Greg Manning Galleries, Inc. The purchase price for the acquisition is not considered material.

         The accompanying consolidated balance sheet as of March 31, 1998 and related consolidated statements of operations and retained earnings for the three and nine months ended March 31, 1997 and 1998 and consolidated statements of Cash Flows for the nine month periods then ended, have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1997 filed with the Securities and Exchange Commission.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                                            For the nine months ended
                                                                    March 31,                            Percentages
                                                       -------------------------------------     -----------------------------
                                                              1998              1997                 1998           1997
                                                       -------------------------------------     -----------------------------
   Aggregate Sales                                      $ 13,367,911        $19,009,079               100%           100%
                                                       =====================================     =============================
   By source:
      A. Auction                                        $  8,421,040        $11,387,520                63%            60%
      B. Sales of inventory                                4,946,871          7,621,559                37%            40%
                                                       -------------------------------------     -----------------------------
   By market:
      A. Philatelics                                    $ 12,774,219        $15,990,538                 91%            84%
      B. Sports collectibles                                 443,951            854,376                  3%             5%
      C. Other collectibles                                  149,741          2,164,165                  1%            11%
                                                       -------------------------------------     -----------------------------

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at March 31, 1998 was $ 323,073. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.


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

Earnings (loss) per common and common equivalent share

         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and convertible securities. Prior periods have been presented to conform with SFAS 128.

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

                                                         For the three months     For the nine months ended
                                                           ended March 31,                March 31,
                                                          1997          1998          1997          1998
Numerator:
   Net income (loss)                                    $  382,161    $   98,094    $  568,496  $  (809,889)
Denominator:
 Denominator for basic earnings (loss) per share -
       weighted average shares outstanding               4,419,997     4,419,997     4,419,997     4,419,997
Effect of Dilutive Securities:
 Dilutive options outstanding                                -           -              -             -
Denominator for diluted earnings per share -
adjusted  weighted average shares and assumed            4,419,997     4,419,997     4,419,997     4,419,997
conversions
Basic Earnings (loss) per share                            $  0.09       $  0.02       $  0.13     $  (0.18)
Diluted Earnings (loss) per share                          $  0.09       $  0.02       $  0.13     $  (0.18)

(3) Inventories

         Inventories as of March 31, 1998 consisted of the following:

              Stamps                                         $ 1,420,300
              Sports cards and sports memorabilia                521,305
              Other collectibles                               1,134,558
                                                              ----------
                                                              $3,076,163

(4)   Marketable Securities

         As of March 31, 1998, the Company owned 11.4% or 4,112,289 common shares of PICK Communications, which is primarily engaged in the business of selling blocks of telephone time. These securities are classified as available for sale having a cost of $215,200 and a fair value of approximately $500,000 resulting in a cumulative unrealized gain of $284,800. The Company also owned 100,000 shares of Pro Net Link Corp., an Internet service company. These securities are classified as available for sale having a cost of $200,000 and a fair value of approximately $78,750 resulting in a cumulative unrealized loss of $121,250.


 (5) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM") which owned approximately 29%, as of March 31, 1998, of the Company's common stock. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the nine months ended March 31, 1998, such auction and private treaty sales were not material.

         Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Inc., which provides computer services to the Company. Amounts charged to operations for services rendered by these firms for the nine months ended March 31, 1997 and 1998 were approximately $ 132,581 and $ 120,264 respectively, in the case of Kramer, Levin, Naftalis & Frankel, and approximately $ 104,598 and $ 56,300 respectively, in the case of Micro Strategies, Inc.

(6) Debt

         The Company is party to secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At March 31, 1998, borrowing under the revolving credit facility and term loan totaled $ 4,335,000 and $ 181,250 respectively. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide of the revolving credit loan, the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. As of March 31, 1998, the Company was not in compliance with one covenant of the loan agreement relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, BBH & Co. has the right under the credit agreement to demand immediate payment of all amounts outstanding. The Company has remained in compliance with all other covenants of the loan agreement and BBH & Co. has continued to offer its credit facilities to the Company without interruption. Management has worked closely with BBH & Co. and BBH & Co. has not indicated that it has any present plans to discontinue its credit relationship with the Company and that it will give ample notice to the Company if it decides to do so. During the third quarter, BBH & Co. granted the Company two separate demand loans totaling $ 243,000, both of which are payable on July 31, 1998.

(7)  Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:

                                                         For the nine months ended March 31,
                                                            1997                       1998
                                                       -----------------          ------------------
   Interest paid                                          $ 591,733                  $ 583,689
   Income taxes paid                                        274,603                    176,901
   Noncash investing and financing activities:
     Acquisition of inventory under note payable            700,000

(8)   Significant transactions

         During the year ended June 30, 1997, two customers in three separate transactions purchased certain inventory for an aggregate selling price of $6,600,000, which increased operating profit by $2,241,500. Included in accounts receivable at March 31, 1998, is $ 1,000,000 from one customer, collateralized by certain assets.

         During the year ended June 30, 1996, an individual and related entities purchased certain inventory for $2,935,000, which increased operating profit by $1,110,000. Included in notes receivable at March 31, 1998 is $ 441,000, collateralized by certain assets.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
           of Operations.

Results of Operations

General


         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 10% to 15% (although the commission may be slightly lower on high value properties). During the nine month period ended March 31, 1998, the Company earned a commission of 10% TO 15% from the buyers in all markets.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the nine months ended March 31, 1997 and 1998. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.


Three months ended March 31, 1998 Compared with the three months ended March 31, 1997

         The Company recorded a decrease in revenues of $ 1,345,575 (31%), from $4,312,005 for the three months ended March 31, 1997 to $ 2,966,430 for the three months ended March 31, 1998. This decrease was attributable to a decrease in non-stamp sales of $ 2,100,426 (100%)which was partly offset by an increase of $ 978,294 (84%) in stamp auction sales.

         While gross margins on the sales of the Company's inventory decreased by $ 441,135 (37%) in the three months ended March 31, 1998 compared to the three months ended March 31, 1997, gross margins on stamp auctions increased from $ 202,209 to $ 641,035 (217%) and gross profit margins on these sales increased from 17.4% to 31.3%.

         The Company's operating expenses decreased $214,606 (16%) to $ 1,114,639 for the three months ended March 31, 1998 as compared to the same period last year. Most of the savings were the result of lower payroll expenses together with reductions in bank loan fees and accounting fees. These costs resulted in operating costs of 37% of operating revenues for the three months ended March 31, 1998 compared to 31% for the comparable period in the prior year.

         Interest and other income decreased by $ 149,997 in the quarter ended March 31, 1998 compared to the prior year's comparable quarter primarily as a result of reduced accounts and advances receivable.

         Interest expense decreased by $ 101,760 in the three months ended March 31, 1998 compared to the three months ended March 31, 1997 primarily as a result of the lower average daily borrowings for the comparable period. The borrowings under the Company's secured revolving credit facility are utilized to support the operations of the Company, including the advances to consignors, auctions receivables and merchandise inventories.

         Net Income: The Company recorded net income before income taxes of $ 224,328 for the three months ended March 31, 1998 compared to net income before income taxes of $639,269 for the three months ended March 31, 1997.
This change was primarily due to decreased sales which were partly offset by decreased costs as outlined above.

Nine months ended March 31, 1998 Compared with the nine months ended March 31, 1997

         The Company had a decrease in revenue of $ 3,124,754 (32%) to $ 6,474,571 for the nine months ended March 31, 1998 as compared to the comparable period ended March 31,1997. This decrease was due to decreases from the sale of the Company's inventories by $2,674,690 (35%) and commissions earned from consignments of $450,064 (23%) for the nine months ended March 31, 1998 compared to the prior year's comparable period. The primary reason for these decreases were the failure of Ivy & Mader to hold an auction during the second quarter of 1998 because of a lack of material available for auction.

         Gross margin percentages on the sales of the Company's inventories decreased from 36% to 23% for the nine months ended March 31, 1998 as compared the nine months ended March 31, 1997. This decrease in gross margin percentages was primarily the result of a decrease in non-stamp sales during the third quarter 1998 as compared to the third quarter 1997. These sales traditionally have significantly higher gross profit margins than regular sales (43% vs. 33%).

         The Company recorded an increase in operating expenses of $ 116,228 (3%) for the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997. This net increase was primarily attributable to increased bad debt expense of $88,750, increased depreciation and amortization of $20,264 and increased General & Administrative expense of $65,147, partly offset by decreased marketing expense of $55,732.

         Interest expense decreased by approximately $ 149,373 in the nine months ended March 31, 1998 compared to the nine months ended March 31, 1997. This decrease was primarily attributable to lower average borrowings during the period. This was offset by a decrease in interest income of approximately $ 149,997 for the nine months ended March 31, 1998 as compared to the comparable period of the prior year primarily earned on trade receivables and advances to consignors.

         Net Income: The Company recorded a net loss before income taxes of $1,262,264 for the nine months ended March 31, 1998 compared to net income before income taxes of $1,002,493 for the nine months ended March 31, 1997. This change was primarily due to a decrease in operating profits of approximately $2,120,368 as outlined above.

Liquidity and Capital Resources

         At March 31, 1998, the Company's working capital position was $ 3,566,671, compared to $4,645,765 as of June 30, 1997. This decrease of $ 1,079,094 is primarily due to decreases in inventories purchased for future auctions ($822,088), advances to consignors ($3,957,315) and a decrease in auctions receivable ($4,781,209). These decreases to working capital were offset by decreases in consignor payables ($5,409,349), accounts payable ($1,337,379) and the demand notes payable ($2,499,102). These items were the material cause of the positive cash flow from operating activities of $2,234,816.

         The Company experienced a decrease in cash flow from investing activities for the nine months ended March 31, 1998 of $ 105,106 This was attributable to the purchase of equipment of $ 58,788 and additional goodwill related to the purchase of Ivy and Mader, in the amount of $ 46,328.

         The Company experienced a decrease in cash flow from financing activities for the nine months ended March 31, 1998 of $ 2,329,008. This was primarily attributable to the Company repaying notes and loans payable of $2,572,007. This was partially offset by the receipt of new term loans of approximately $243,000 during this period.

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

                  None

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-k.

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on Form 8-k

                           None

                                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                   GREG MANNING AUCTIONS, INC.



Dated:   April 30,1998
                                                /s/  Greg Manning
                                                  Greg Manning
                                           Chairman and Chief Executive Officer



                                                /s/  James  Smith
                                                     James Smith
                                                    Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
No.               Description
-------- ------------------------------------------

27                Financial Data Schedule