Form 10KSB
period 1998-06-30
GREG MANNING AUCTIONS INC
filed 1998-09-30
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                                               WASHINGTON, D.C. 20549




                              FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended June 30, 1998
                                OR

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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The Issuer's revenues for its most recent fiscal year were $ 8,690,421.

        The aggregate market value of the Common Stock held by non-affiliates (excludes Greg Manning and Afinsa Bienes tangibles S.A.) of the Issuer as of September 21, 1998 (based on closing sale price of $1.875 per share as reported on NASDAQ), was $5,021,244.

        As of September 21, 1998, Issuer had 4,419,997 shares of its Common Stock outstanding.


        Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 1998, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check One):Yes        No   X

               THE REMAINDER OF THIS PAGE WAS PURPOSELY LEFT BLANK

                             PART I.

Item 1. DESCRIPTION OF BUSINESS

General

         Greg Manning Auctions, Inc. (the "Company") was founded by Greg Manning, its Chairman and Chief Executive Officer, who has conducted public auctions of rare stamps, stamp collections and stocks since 1966. The Company believes, based on its knowledge of the market, that it is one of the largest auction houses of rare stamps in the world (although there is no publicly available data with respect to stamp auction sales). In addition to stamps, the Company has expanded its business to include other types of collectibles and similar items, such as sports-related collectibles

          The  Company   conducts  its  operations   directly  and  through  its
subsidiaries Ivy & Mader Philatelic Acutions, Inc. ("Ivy & Mader"), which it acquired in late 1993, and Greg Manning Galleries, Inc. ("Galleries").

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

         Ivy & Mader, acquired in 1993, holds auctions devoted primarily to the sale of high quality, single rare stamps. In contrast, Greg Manning Auctions, Inc. ("GMA") typically holds auctions in which each lot may contain several thousand stamps. Ivy & Mader sells to a larger number of collectors, and GMA sells to a larger number of dealers. As with GMA, Ivy & Mader earns a commission, based on the hammer price at auction, of approximately 5% to 15% from the seller and 15% from the buyer.

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

         Galleries is engaged primarily in the business of conducting stamp auctions by mail. Until recently, Galleries was engaged in the business of auctioning antiquities collectibles, under its own name and the name of Harmer Rooke Galleries. During the year ended June 30, 1997, the Company determined that Galleries should refocus its business in the area of mail stamp auctions and Galleries held several such auctions during the year. In addition, in July, 1997, Galleries acquired the assets of Cee-Jay Stamp Auctions, Inc., a company engaged in the stamp mail auction business. (The Company is currently liquidating the remainder of its inventory of antiquities.) Galleries also occasionally conducts auctions of historical items, including rare autographs and documents.

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

Auction Sales

         The Company sells property primarily by public auction. Selling by auction generally provides owners the opportunity to realize the highest sales price available in the market, although there is always the inherent risk that the auction price may not be as high as a property owner expected or desired. At public auction, the Company generally earns a commission from the seller of 5% to 15% and a commission of 15% from the buyers. The Company earns a commission from the buyers of 10% to 15% in all of the Company's markets.

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

         Auctions are generally open to public bidding and, in an effort to increase international participation at auctions, the Company has facilities for bidding by mail and facsimile, which may be done prior to auction. Thus, although the Company's auctions take place primarily in New Jersey, New York and Maryland, purchasers and sellers throughout the world are able to participate at the auctions.

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

         The costs involved in conducting a typical auction include, among other things, the cost of catalogues, insurance, transportation, auction advertising, auction site rental fees, security, temporary personnel and expenses of certain additional auction-related accounting and shipping functions. In general, purchasers at public auctions pay a buyer's premium on auction purchases equal to 10% to 15% of the hammer price of the property and sellers are charged a commission of 5% to 15%, or slightly lower on high value properties, of the hammer price.

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

         The Company stores consigned property in a high security vault located at the West Caldwell headquarters. The security system installed is rated by an alarm service company, and the Company believes that there is a significant level of protection of an owner's property from theft, fire and other causes of damage.

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

Recent Expansion

         During the year ended June 30, 1997, Galleries expanded its business by developing a mail auction operation. It further expanded this business by acquiring, in July, 1997, the assets of Cee-Jay Stamp Auctions, Inc., a Maryland-based company which primarily conducts public and mail stamp auctions. This expansion is not considered material to operations or the financial statements.

         In September, 1998, the Company purchased the inventory of the former Nahan Galleries of New York City, New Orleans and Tokyo. The Company will process the sale and marketing of this collection through the new Greg Manning Fine Art Division of the Company.

Future Planned Expansion

     The Company continues to evaluate potential acquisition candidates in the collectibles industry. The Company believes that a carefully analyzed and structured acquisition of an existing operating company could be the most effective manner to expand into certain new collectibles areas. The Company is presently involved in purchase negotiations for a company. No definitive agreement has yet been reached. The impact on the Company could be significant.


Arrangements with CRM

         CRM is wholly owned by Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board. At June 30, 1997, CRM held approximately 29% of the Company's Common Stock. In November, 1997, CRM transferred beneficial ownership of 1,300,000 shares of the Company's common stock to Greg Manning.At June 30, 1998, CRM held no shares of the Company's common stock. CRM had historically been engaged in the business of acquiring collectibles(including collectibles of the type that are currently being sold by the Company)and selling them both through direct sales and through consignments for sale at auction. In the past, CRM has been an important source of property consigned to the Company for sale at auction. Currently CRM no longer purchases any collectibles for resale. Although CRM continues to provide the Company with property, the amount in relation to the Company's overall business has been decreasing and for the year ended June 30, 1998, consignments by CRM were not material.

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

         In May, 1998, the Company purchased from CRM inventory independently appraised at $262,927. Included in Accounts Payable at June 30, 1998 is approximately $78,500 which is due to CRM and will be paid in the ordinary course of business.

Regulatory Matters

         Regulation of the auction business varies from jurisdiction to jurisdiction. In New York City, where some of the Company's auctions were held, the New York City Department of Consumer Affairs licenses individual auctioneers and administers a body of regulations that governs the conduct of auctions occurring within New York City. The Company has on staff a New York City licensed auctioneer who conducts most of the Company's auctions, and to the best of management's knowledge and belief, the Company is in compliance with all material and significant regulations governing its business activities.

Competition

         The world philatelic market, the sports trading card and memorabilia market and the rare documents market are highly competitive. Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc. H.R. Harmer,and Robert
A. Siegel Auction Galleries, Inc. With respect to the Company's sports trading card and sports memorabilia auction business, the Company's primary competitors are Lelands, Mastro Auctions and Teletrade.

Employees

         The Company presently has 20 full-time employees, including its President, Chief Executive Officer and Chairman of the Board, Greg Manning; Executive Vice President, William T. Tully, Jr.; and Chief Financial Officer, James A. Smith. The Company also employs David Graham as a Senior Vice President. The Company also hires persons on a temporary basis to assist in organizing its auctions and for other specialized purposes.

Item 2. DESCRIPTION OF PROPERY

         The Company's headquarters are located in space leased under an agreement that extends to May 31, 2000 (with an option to purchase) and consists of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell New Jersey at an annual rental of approximately $116,000.


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

                                    PART II.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In May 1993, the Company completed a public offering (the "Public Offering") of 747,500 units of its securities (the "Units") at $6.25 per Unit. Each Unit consists of two shares of the Company's Common Stock and two callable common stock purchase warrants, each of which initially entitled the holder to purchase one share of common stock at an exercise price of $3.4375 per share. At June 30, 1998, none of these warrants had been exercised. In connection with the Public Offering, the Company issued to the underwriters in such offering unit purchase warrants, each of which initially entitled the holder to purchase, through May 13, 1998, one Unit (each consisting of two shares of Common Stock and two Underwriters' Warrants at an exercise price of $10.31 per Unit. All of the warrants referred to above expired on May 13, 1998. None of such warrants had been exercised.

         The Company's Common Stock is listed on the Boston Stock Exchange ("BSE") under the symbols "GGM", and is quoted on the Nasdaq SmallCap System ("NASDAQ") under the symbol "GMAI". Prior to May 19, 1993, there was no public market for the Company's securities. According to American Stock Transfer & Trust, the holders of record of the Company's Common Stock totaled 85 at September 15, 1998.

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

         The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 1997 and 1998 are shown in the following schedule:

                              For the years ended June 30,
                                 1997             1998
(Quarter)                     High   Low      High     Low
First                       $4.125  $2.000   $2.438   $1.844
Second                      $2.688  $1.500   $2.313   $1.188
Third                       $1.688  $1.125   $1.844   $1.125
Fourth                      $2.375  $1.312   $2.125   $1.188

        The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
General
        The Company's aggregate sales are generated by the sale of property at auction (the primary method of selling utilized by the Company), by private treaty and by sale of the Company's inventory. The following table displays the aggregate sales for the Company for the years ended June 30, 1997 and 1998, and shows the comparisons for the respective years subdivided by source and market:

                                                     For the year ended June 30,                  Percentages
                                                 -------------------------------------    -----------------------------
                                                       1997               1998                 1997          1998
                                                 -------------------------------------    -----------------------------
       Aggregate Sales                                 $32,346,179        $22,487,908               100%          100%
                                                 =====================================    =============================
          By source:
             A. Auction                                $20,654,995        $16,343,918                64%           73%
             B. Sales of inventory                      11,691,184          6,143,990                36%           27%
                                                 -------------------------------------    -----------------------------
          By market:
             A. Philatelics                            $28,853,579        $21,685,478                89%           96%
             B. Sports collectibles                      1,043,009            588,148                 3%            3%
             C. Other collectibles                       2,449,591            214,282                 8%            1%
                                                 -------------------------------------    -----------------------------

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

        The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 5% to 15% (although the commission may be slightly lower on high value properties) and a commission of 10% to 15% from the buyers.

        Year ended June 30, 1998 compared with Year ended June 30, 1997

        Revenues: For the year ended June 30, 1998, operating revenues decreased $6,360,744 (42%) to $8,690,421 compared with $15,051,165 for the year ended June
30, 1997. This decrease in revenues is largely attributable to a decrease in sales of Company-owned inventory of $5,547,000 and a decrease in commissions earned of $813,550. The primary reason for these decreases was a lack of material available for auction during the first six months of 1998 which led to the inability of Ivy & Mader to hold an auction during the second quarter of 1998.

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

        Gross margins on the sales of Company-owned inventory decreased by 54%, from $3,405,000 for the year ended June 30,1997 to $1,575,000 for the year ended June 30, 1998. This decrease of $ 1,830,000 was mainly attributable to a decrease in non-auction philatelic sales which decreased gross margins by $1,824,000 in the year ended June 30, 1998 over the previous year.

        Operating Expenses: The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 1998 totaled $4,847,506 compared with $5,381,607 for the year ended June 30, 1997, representing a decrease of $534,101 (or 10%). The primary changes in the operating expenses for the year ended June 30, 1998 from the prior year were decreases in marketing costs of $195,932 (25%) and salaries and wages of $138,275 (8%). The decrease in overall costs in combination with the revenue decreases had the effect of increasing operating costs as a percent of operating revenue from 36% during the year ended June 30, 1997 to 56% for the year ended June 30, 1998.

        Interest income and expense: Interest expense decreased $237,025 (28%) to $610,181 for the year ended June 30, 1998 as compared to that of the previous year. This decrease was attributable to lower average borrowings caused primarily by the financing of a lower level of advances to consignors and decreased borrowings for inventory purchases during the most recent year. The lower interest expense was offset by a decrease in interest income during the year ended June 30, 1998 of approximately $331,000. The Company charges interest on advances given to consignors and generally on receivables past 30 days. The lower level of consignor advances during the year ended June 30, 1998 resulted in this decrease in interest income.

        Provision for Income Taxes: For the year ended June 30, 1998, the Company recorded an income tax benefit of $55,000 compared to a provision of $583,473 for the preceding year.

        Net Income : The Company recorded net loss for the year ended June 30, 1998 of $231,552 compared to net income of $ 660,604 for the year ended June 30, 1997, reflecting a decrease of $892,156 (135%) during this period. The decrease in operating profit of $2,108,787 during the year ended June 30, 1998 which was offset by a gain on sale of marketable securities of $672,452 and a decrease in the provision for income taxes of $638,473 compared to the previous year were the main contributors to the change in earnings.

 Year 2000 Compliance

        Many currently installed computer systems, software products and other equipment utilizing microprocessors are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000 issue".

        The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), to be substantially completed by the summer of 1999. The Company has retained a consultant who will assist in the management of the Y2K Program as it relates to (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. The Company currently does not anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations. Nevertheless, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendor or supplier fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

        The foregoing statements are forward looking. The Company's actual results could differ.

Liquidity and Capital Resources

        The Company experienced a positive cash flow from operating activities of $2,168,098 for the year ended June 30, 1998 as compared to a positive cash flow of $ 219,061 for fiscal 1997, an increase of $1,949,037. This increase in cash flow for the year ended June 30, 1998 was primarily attributable to a decrease in auctions receivable and advances to consignors of approximately $6,333,000 which was partly offset by decreases in accounts payable and payables to third party consignors of approximately $4,013,000.

        The Company had a positive cash flow from investing activities of $656,995 for the year ended June 30, 1998 as compared to a negative cash flow of $174,548 for the previous year, an increase of $831,543. The positive cash flow for the year ended June 30, 1998 was primarily attributable to the sale of PICK stock.

        During the year ended June 30, 1998, the Company borrowed an additional $738,000 from Brown Brothers Harriman & Co. ("Brown Brothers") in the form of term loans, due in July 1998, for the express purpose of extending additional advances to consignors. During this same period, the Company reduced its borrowings under its revolving credit facility by $1,610,000, paid other demand notes in the amount of $485,000, and paid down on its term loans by $1,475,000. This provided for a net decrease in cash provided by financing activities of approximately $ 2,856,684.

        The revolving credit agreement with Brown Brothers was entered into in May 1995, as subsequently amended in February 1998, and provides for a credit facility for working capital purposes in an aggregate amount of $4,750,000. Borrowings under this facility are based on a formula of account receivables, inventory and consignor advances. This credit facility is used to fund cash advances and inventory purchases as well as to provide additional liquidity using the Company's auction receivables and other assets as collateral. At June 30, 1998, borrowings under this facility aggregated $3,465,000 and are payable on demand. On June 29, 1995, the Company entered into a five year term agreement for $375,000 ($162,500 balance at June 30, 1998) with Brown Brothers, the proceeds which were used to fund expenses relating to the Company's move to and refurbishment of its current West Caldwell, New Jersey location.

        The loan agreements with Brown Brothers contain various financial and operating guidelines to which the Company must adhere and which, among other things, prohibit payment of dividends or like distributions without the consent of Brown Brothers. Brown Brothers has agreed that, absent a material adverse change (as determined by Brown Brothers) or event of default, it will provide the Company with a 120-day notification period prior to issuing a demand for repayment, provided that the Company is in compliance with such guidelines. Brown Brothers has advised the Company that, because the facility is a demand credit facility rather than a contractually committed credit facility, the failure of the Company to be in compliance with such guidelines is not, in itself, an event of default, and that the only consequence of its failure to be in such compliance is that Brown Brothers has the right to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day advance notice period. As of June 30, 1998, the Company was not in compliance with one guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, Brown Brothers has the right under the credit agreement to demand immediate payment of all amounts outstanding. The Company has remained in compliance with all other guidelines of the loan agreement and Brown Brothers has continued to offer its credit facilities to the Company without interruption. Management has worked closely with Brown Brothers and Brown Brothers has not indicated that it has any present plans to discontinue its credit relationship with the Company . During the third and fourth quarter, Brown Brothers granted the Company three separate demand loans totaling $738,000, all of which were repaid in July, 1998.

        A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the years ended June 30, 1997 and 1998, the Company's expense relating to bad debt was approximately $264,411 and $240,161 respectively. Over the past ten years the Company's history of bad debts has been less than 2% of aggregate sales. For the year ended June 30, 1997 and 1998 these amounted to
 .82% and 1.07% respectively, of aggregate sales.

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

         As of June 30, 1998, the Company owned 6.5% or 2,382,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. These securities are classified as available for sale having a cost of $137,643 and a fair value of approximately $289,655 The securities purchased by the Company, which were acquired directly from PICK, may be sold under Rule 144 of the Securities Act. (Greg Manning, the Company's President, Chief Executive Officer and Chairman of the Board, was a member of the Board of PICK and resigned this position during the year ended June 30, 1997.)

        As of June 30, 1998, the Company owned 100,000 common shares of Pro Net Link Corp., an internet service provider. These securities are classified as available for sale having a cost of $200,000 and a fair value of approximately $78,750. The securities are restricted and accordingly are subject to restrictions on transferability.

        The fair value of the Company's investment in PICK and Pro Net Link, as stated in the financial statements included herein, has been estimated by the Company utilizing brokered transactions as well as arms' length private transactions, in PICK and Pro Net Link's common stock, as described in PICK and Pro Net Link's public filings under the Securities Exchange Act of 1934, as amended. Such valuation is contingent upon PICK and Pro Net Link's ability to generate future cash flows and the Company believes it is reasonably possible, based upon a review of such public filings, that the estimated value could change substantially in the near term.

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

Item 7. FINANCIAL STATEMENTS

        The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 7:




                            INDEX
                                                                    Page
                                                                    Number

Report of Independent Accountants . . . . . . . . . . . . . . . .     17

Consolidated Balance Sheet -- June 30, 1998  .  . . . . . . . . .     18

Consolidated Statements Of Operations -- Years ended June 30, 1997 and
June 30, 1998 . . . . . . . . . . . . .  . . .   . . . . . . . . .    19

Consolidated Statement of Stockholders' Equity--Years ended June 30,
1997 and June 30, 1998  . . . . . . . . . . . . . . . . . . . . . .    20

Consolidated Statements of Cash Flows -- Years ended June 30, 1997 and
June 30, 1998   . . . . . . . . . . . . . . . . .. . . . . . . . . .   21

Notes to Consolidated Financial Statements   . . . . . . . . . . . .   22

                   Report of Independent Accountants


To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the accompanying consolidated balance sheet of Greg Manning Auctions, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1997 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its Subsidiaries as of June 30, 1998, and the results of their operations and their cash flows for the years ended June 30, 1997 and 1998 in conformity with generally accepted accounting principles.

Amper, Politziner & Mattia P.A.

September  23, 1998
Edison, New Jersey

                                 GREG MANNING AUCTIONS, INC.
                                  Consolidated Balance Sheet
                                        June 30, 1998

                                      Assets
Current assets:
Cash and cash equivalents                                          $   603,630
Accounts receivable
     Auctions receivable                                             7,707,860
     Advances to consignors                                          1,744,010
Inventory                                                            2,042,729
Taxes Receivable                                                       111,000
Deferred tax asset                                                     176,000
Prepaid expenses and deposits                                           79,846
                                                               ----------------
     Total current assets                                           12,465,075
Property and equipment, net                                            540,236
Goodwill                                                             1,727,717
Marketable securities                                                  368,405
Other non-current assets
     Inventory                                                       1,801,225
     Advances to consignors                                            639,218
     Other Receivables                                                 964,226
     Other                                                             157,275
                                                               ----------------
     Total assets                                                  $18,663,377
                                                               ================

                       Liabilities and Stockholders' Equity
Current liabilities:
Demand notes payable                                               $ 4,203,000
Notes payable - current portion                                        309,211
Payable to third party consignors                                    5,403,169
Accounts payable                                                       442,683
Accrued expenses                                                       651,984
                                                               ----------------
     Current liabilities                                            11,010,047
Notes payable - long-term portion                                      117,624
                                                               ----------------
     Total liabilities                                              11,127,671
                                                               ----------------


Preferred stock, $.01 par value. Authorized                                -
     10,000,000 shares; none issued
Common stock, $.01 par value.  Authorized
     20,000,000 shares; 4,419,997 issued and outstanding                44,200
Additional paid in capital                                           6,819,690
Unrealized gain on marketable securities                                18,496
Retained earnings                                                      653,320
                                                               ----------------
     Total stockholders' equity                                      7,535,706
                                                               ----------------
     Total liabilities and stockholders' equity                    $18,663,377
                                                               ================

                        See accompanying notes to financial statements



                      GREG MANNING AUCTIONS, INC.
                 Consolidated Statements of Operations


                                                   Years ended June 30,
                                     -----------------------------------------
                                            1997                  1998
                                     -------------------   -------------------
Operating revenues
     Sales of merchandise              $   11,691,184           $ 6,143,990
     Commissions earned                     3,359,981             2,546,431
                                     -------------------   -------------------
                                           15,051,165             8,690,421
                                     -------------------   -------------------
Operating expenses
     Cost of merchandise sold               8,286,526             4,568,670
     General and administrative             4,604,676             4,266,507
     Marketing                                776,931               580,999
                                     -------------------   -------------------
                                           13,668,133             9,416,176
                                     -------------------   -------------------
        Operating profit (loss)             1,383,032              (725,755)
Other income (expense)
     Gain on sale of marketable securities       -                  672,452
     Interest and other income                708,252               376,932
     Interest expense                        (847,207)             (610,181)
                                     -------------------   -------------------
        Income (loss) before income taxes   1,244,077              (286,552)

Provision  for (benefit from) income taxes    583,473               (55,000)
                                     -------------------   -------------------
     Net income (loss)                      $ 660,604            $ (231,552)
                                     ===================   ===================

Basic and diluted  earnings (loss)
 per share                                     $ .15               $ (.05)
                                                =====               =======
Weighted average shares outstanding           4,419,997             4,419,997
                                              =========             =========

                                 See accompanying notes to financial statements.


                           GREG MANNING AUCTIONS, INC.
                 Consolidated Statement of Stockholders' Equity
                       Years ended June 30, 1997 and 1998

                                                                                 Unrealized     Retained
                   Preferred stock             Common stock        Additional   gain (loss) on  earnings/
               -----------------------   ------------------------
                 Number       Par          Number        Par        Paid-in      marketable   (Accumulated
                of shares     value       of shares     value       capital      securities    Deficit)        Total
Balance, June 30, 1996   -          -      4,419,997     $ 44,200   $ 6,820,981 $1,405,000     $ 224,268  $ 8,494,449

Cost of registration
(S-3)                                                                    (1,291)                               (1,291)

Unrealized loss on
marketable securities                                                           (1,418,400)                (1,418,400)

Net income                                                                                       660,604      660,604
              --------------     -------   ---------     -------    ----------- -------------  ---------  -----------
Balance, June 30, 1997   -          -      4,419,997      44,200      6,819,690    (13,400)      884,872    7,735,362
Unrealized gain on
marketable securities                                                               31,896                     31,896
Net loss                                                                                        (231,552)    (231,552)
              ---------------    -------   ---------   ---------     ----------- --------------  ---------   ---------
Balance, June 30, 1998   -          -      4,419,997     $44,200    $ 6,819,690   $ 18,496     $ 653,320   $7,535,706

                 See accompanying notes to financial statements


                         GREG MANNING AUCTIONS, INC.
                  Consolidated Statements of Cash Flows

                                                    Years ended June 30,
                                               -------------------------------
                                                     1998            1997
                                               ---------------  --------------
Cash flows from operating activities:
  Net income (loss)                              $ (231,552)      $ 660,604
  Adjustments  to  reconcile  net  income
  (loss) to net cash from  operating
  activities:
    Depreciation and amortization                   370,334         343,614
    Provision for bad debts                         239,750         264,411
    Gain on sale of marketable securities          (672,452)           -
    Deferred tax expense (benefit)                   56,000        (150,521)
    (Increase) decrease in assets:
      Auctions receivable                         2,393,837      (2,091,100)
      Advances to consignors                      3,939,372      (3,612,812)
      Notes receivables                                -            421,727
      Inventory                                     317,224        (402,025)
      Due from affiliate - CRM                         -           (132,265)
      Income taxes receivable                      (111,000)         34,345
      Prepaid expenses and deposits                  56,669         173,318
      Other assets                                 (294,580)         75,000
Increase (decrease) in liabilities:
      Payable to third-party consignors          (2,772,772)      3,873,151
      Accounts payable                           (1,240,069)        832,221
      Accrued expenses                              117,337         141,515
      Income taxes payable                             -           (212,122)
                                              ---------------  --------------
                                                  2,168,098         219,061
                                              ---------------  --------------
Cash flows from investing activities:
 Capital expenditures for property and equipment    (62,010)       (108,726)
 Additional goodwill                                (53,403)        (65,822)
 Proceeds from sale of marketable securities        772,408            -
                                              ---------------  --------------
                                                    656,995        (174,548)
                                              ---------------  --------------
Cash flows from financing activities:
 Net proceeds from (payment of)
  demand notes payable                           (1,535,000)        435,000
 Repayment of loans payable                        (659,684)       (401,507)
 Repayment of Term note payable                  (1,400,000)           -
 Proceeds from Term note payable                    738,000            -
 Net proceeds from issuance of stock                    -            (1,291)
                                               ---------------  --------------
                                                 (2,856,684)         32,202
                                               ---------------  --------------
Net change in cash and cash equivalents             (31,591)         76,715
Cash and cash equivalents at beginning of period    635,221         558,506
                                               ===============  ==============
Cash and cash equivalents at end of period        $ 603,630       $ 635,221
                                               ===============  ==============


                            See accompanying notes to financial statements

==============================================================================
                         GREG MANNING AUCTIONS, INC.
==============================================================================
                 Notes to Consolidated Financial Statements
                            June 30, 1997 and 1998

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

Inventory
    The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value and incurs a charge to operations for known and anticipated inventory obsolescence. The Company has not incurred any material charges to operations for inventory obsolescence. Inventories are stated at the lower of cost or market. Cost is determined by specific identification.

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

Goodwill
                Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at June 30, 1998 was $346,266. Amortization of goodwill was $89,224 and $91,766 for the years ended June 30, 1997 and 1998, respectively. The recoverability of goodwill is evaluated at each balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

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

Financial Instruments
                The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 1998 because of the relative short maturity of these instruments. The carrying value of notes receivable, demand notes payable to bank and loans payable approximated fair value at June 30, 1998 based upon quoted market prices for the same or similar instruments.

Stock-Based Compensation
                During 1997, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based compensation plans. The statement encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. In accordance with SFAS 123, since the Company has elected to follow APB Opinion No.25, Note 15 discloses proforma effects on net income as if compensation expense was recorded.

Marketing Costs
                Advertising and catalogue costs are the only costs included in marketing costs under the direct-response advertising method. These costs are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs. Advertising expense was $314,464 and $241,313 for 1997 and 1998.

Earnings per common and common equivalent share
         The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and convertible securities. Prior periods have been presented to conform with SFAS 128.

         Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for 1997 and 1998.

(2) Significant transactions

                During the year ended June 30, 1997, two customers in three separate transactions purchased certain inventory for an aggregate selling price of $6,600,000, which increased operating profit by $2,241,500. Included in accounts receivable at June 30, 1998, is $816,120 from one customer, collateralized by certain assets.

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

                Non-current advances to consignors represents monies due upon the sale of specific items held as consigned goods which management does not expect to sell currently. Such items have an appraised value in excess of $1,000,000.

                Non-current other receivables is collateralized by an interest in a mortgage receivable.

                As of June 30, 1998, the allowance for doubtful accounts included in auction receivables was approximately $150,000.

(5) Inventories

                                       Current      Non-current      Total
               Stamps                $ 1,648,097   $  358,225    $ 2,006,322
                Sports cards and
                 sports memorabilia       344,116      331,000        675,116
                Other collectibles         50,516    1,112,000      1,162,516
                                          -------    ---------      ---------
                                      $ 2,042,729   $1,801,225    $ 3,843,954
                                        =========   ===========    ==========

The non-current inventory represents an estimate of total inventory which is not expected to be sold currently.

 (6) Property and Equipment, net
                                                        Estimated
                                                       Useful Lives
                                                    --------------------
  Equipment                           $  567,333         3-5 years
  Furniture and fixtures                 207,169         3-5 years
  Vehicles                                54,501         3-5 years
  Property under capital leases          185,394         3-5 years
  (computers and office equipment)
  Leasehold improvements                 413,732           5 years
                                    -----------------
                                       1,428,129
  Less accumulated depreciation
  and amortization                       887,893
                                    -----------------
  Net property and equipment           $ 540,236
                                    =================

                Depreciation and amortization expense for the years ended June 30, 1997 and 1998 was $254,389 and $282,551, respectively. These amounts include amortization of assets under capitalized leases of $46,283 and $34,127 for the years ended June 30, 1997 and 1998, respectively.

 (7) Income Taxes

                Deferred tax attributes resulting from differences between financial accounting amounts and tax bases of assets and liabilities at June 30, 1998 are as follows:

Current assets and liabilities
   Allowance for doubtful accounts         $  59,000
   Inventory uniform capitalization           96,000
   Inventory valuation reserve                34,000
   Other                                      (7,000)
                                             -------
    Sub-total                                182,000
    Valuation allowance                       (6,000)
                                             -------
Net current deferred tax asset             $ 176,000
                                           ==========

Noncurrent assets and liabilities
    Depreciation                              24,000
    Goodwill amortization                    (24,000)
    Unrealized gain on marketable
    securities                               (12,000)
    State net operating loss carryforward     82,000
                                             --------
      Sub-total                               70,000
    Valuation allowance                      (70,000)
                                             --------
Net noncurrent deferred tax asset          $    -
                                             ========

The provision for (benefit from) income taxes for the years ending June 30 consist of the following:

                                               Years ended June 30,
                                      -------------------------------------
                                              1997                 1998
                                      ----------------     ----------------
   Current tax expense (benefit)       $  734,094            $   (111,000)
   Deferred tax expense (benefit)        (150,621)                (20,000)

   Net Change in valuation allowance                               76,000
                                      ----------------     ----------------
                                        $ 583,473             $   (55,000)
                                          ========                ========

A reconciliation between the actual income tax expense (benefit) and income taxes computed by applying the statutory Federal income tax rate is as follows:

                                               Years ended June 30,
                                      -------------------------------------
                                             1997                 1998
                                      ----------------     ----------------
   Federal income tax at 34%             $ 423,000            $  (98,000)
   State income tax, net                   125,000                    -
   Certain non-deductible expenses          31,000                40,000
   Other                                     4,473                 3,000
                                            ------                 -----
                                         $ 583,473            $  (55,000)
                                          =========              ========

The Company has net operating loss carryforwards for state tax purposes of $1,375,000 expiring at various times from 2001 through 2005.

 (8) Marketable Securities

 As of June 30, 1998, the Company owned 6.5% or 2,382,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. During the year ended June 30, 1998, the Company sold 1,730,000 shares of PICK for approximately $772,408, resulting in a pretax gain on the sale of marketable securities of approximately $ 672,452.

The Company also owned at June 30, 1998, 100,000 shares of Pro Net Link Corp., an internet service provider.

            The fair value of PICK and Pro Net Link has been estimated by the Company's management utilizing brokered transactions as well as arms-length private transactions in the companies' common stock, as described in public filings under the Securities Exchange Act of 1934, as amended. These securities are classified as available for sale. The valuation assigned to this investment is contingent upon the companies' ability to generate future cash flows and it is reasonably possible, based upon a review of such public filings, that the estimate could change substantially in the near term.

                          Cost       Market Value      Unrealized Gain(Loss)
Pick Communications   $  137,643     $  289,655            $  152,012
Pro Net Link             200,000         78,750              (121,250)
                         -------         ------             ---------
  Total               $  337,643     $  368,405            $   30,762
                       =========      =========              ========

                The unrealized gain is classified as a separate component of stockholders' equity, net of tax, in the amount of $18,496.

 (9) Leases
                The Company conducts its business on premises leased in various locations under leases that expire through the year 2002. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under noncancelable leases in effect at June 30, 1998 are set forth below:

         1999           $ 185,000
         2000             177,000
         2001             103,000
         2002               3,000
       Thereafter             -
                      ----------------
   Total future minimum
   lease payments       $ 468,000
                      ================

                Rent  expense  was  $342,036  and  $340,306  for 1997 and  1998, respectively.

 (10) Related-party Transactions

                The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc. ("CRM"). Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission. In the case of auction, the hammer price of the sale, less the seller's commission (for lots valued at under $100,000; no seller's commission is payable for lots valued at over $100,000), is paid to CRM upon successful sale, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the years ended June 30, 1997 and 1998, such auction and private treaty sales (net of commission) were not material.

                 Greg Manning, Chairman and Chief Executive Officer of the Company, owns all of the outstanding shares of CRM common stock. Messrs. Manning and William Tully are executive officers of CRM and the Company. CRM owned 100% of the common stock of the Company prior to the May 1993 public offering. Until November, 1997 CRM owned approximately 29% of the shares of the Company's common stock. In November, 1997, CRM transferred beneficial ownership of 1,300,000 shares of the Company's common stock to Mr. Manning. At June 30, 1998, Mr. Manning owned approximately 29% of the shares of the Company's common stock. At June 30, 1998, CRM owned none of the shares of the Company's common stock.

                  In May, 1998, the Company purchased from CRM inventory independently appraised at $262,927. Included in Accounts Payable at June 30, 1998 is approximately $78,500 which is due to CRM and will be paid in the ordinary course of business.

                Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Amounts charged to operations for services rendered by these firms for the year ended June 30, 1997 and 1998 were approximately $184,000 and $124,248 respectively, in the case of Kramer, Levin, Naftalis & Frankel, and approximately $127,000 and $ 75,736 respectively, in the case of Micro Strategies, Incorporated.

                In the normal course of business, Afinsa Bienes Tangibles S.A. ("Afinsa") , the beneficial owner of 442,000 shares of the Company's Common Stock, consigned material to the Company which was auctioned during the fiscal year ended June 30, 1998 for a total hammer price of $811,500.

 (11) Debt

Demand Notes Payable
The  Company  has a revolving  credit  agreement
with Brown  Brothers  Harriman & Co.  ("Brown
Brothers")  pursuant  to which  Brown  Brothers
agreed to provide  the  Company  with a credit
facility of up to  $4,750,000.  The Company  pays
an annual fee for the  facility  equal to one
quarter of one percent of the total amount of such
facility.  Borrowings  under this  facility bear
interest at the rate of 2% above  Brown  Brothers
base rate,  which was 81/2% at June 30,                     $3,465,000
1998,and are payable on demand.

In March and April 1998,  the Company  borrowed
an additional  $738,000 from Brown  Brothers in
the form of three term notes  bearing  interest
 at 101/2% per annum and  payable in July,  1998.
Paid in full in July, 1998.                                    738,000
                                                               -------
Total Demand Notes Payable                                  $4,203,000
                                                           ===========

Notes Payable
           Additional borrowings are outlined below:
Note payable to Brown Brothers, monthly principal
payments of $6,250 plus interest at prime plus 1 1/2%
through June 2000.  Personally guaranteed by the
Chairman of the Company.                                    $ 162,500

Notes  payable in  connection  with  purchase of inventory,
quarterly  principal  payments of $121,250 plus interest at
8% through October 1998.                                      208,750

Various capital lease obligations, various monthly
payments through October 2000                                  55,585
                                                          -------------
                                                              426,835
Less current portion                                          309,211
                                                          -------------
Notes payable - long-term portion                           $ 117,624
                                                          =============

The approximate  aggregate amount of all maturities for the
years ending June 30 are as follows:
            1999                  $ 309,000
            2000                     98,000
            2001                     20,000

              The Company's obligations to Brown Brothers under the above revolving credit and term loan facilities are collateralized by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contain various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers. As of June 30, 1998, the Company was not in compliance with one guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, Brown Brothers has the right under the credit agreement to demand immediate payment of all the demand notes payable. The Company has remained in compliance with all other guidelines of the loan agreement and Brown Brothers has continued to offer its credit facilities to the Company without interruption. Management has worked closely with Brown Brothers and Brown Brothers has not indicated that it has any present plans to discontinue its credit relationship with the Company. During the third and fourth quarter, Brown Brothers granted the Company three separate demand loans totaling $738,000, all of which were repaid in July, 1998.

 (12) Commitments and Contingencies

                As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. in 1993, the Company is required to pay additional amounts for fifteen years from the date of purchase depending upon the financial performance of Ivy. These additional amounts totaled $65,822 and $53,402 for the years ended June 30, 1997 and 1998, respectively, and are accounted for as an increase to goodwill and amortized over the goodwill's remaining life.

 (13) Significant Agreements

Agreements with CRM
                The CRM Inventory Agreement provides that CRM will not compete with the Company for the acquisition of collectibles from third parties that are suitable for acquisition by the Company from time to time for use in its business. CRM had historically been engaged in the business of acquiring collectibles (including collectibles of the type that are currently sold by the Company) and selling them both through direct sales and through consignments for sale at auction. Currently CRM no longer purchases any collectibles for resale. In the past, CRM has been an important source of property consigned to the Company for sale at auction. Although CRM continues to provide the Company with property, the amount in relation to the Company's overall business has been decreasing. For the year ended June 30, 1997 and 1998, consignments by CRM were not material, accounting for less than 1% of revenues.

Employment Agreements
                The Company has entered into employment agreements with Mr. Greg Manning, Chief Executive Officer of the Company and Mr. William Tully, Executive Vice President of the Company. The agreement with Mr. Manning, as amended, expires on June 30, 1999 and provides for Mr. Manning's services as President and Chief Executive Officer of the Company, with an annual salary of $210,000 for the years ended June 30, 1998 and 1999, plus a bonus based on income before income taxes of the Company (subject to increase by the Board of Directors), together with a nonaccountable expense reimbursement of $25,000 per annum. Under his prior employment agreement, Mr. Manning received, in the year ended June 30, 1997, a salary equal to $175,000 per annum and a bonus of $105,271.

                The agreement with Mr. Tully, as amended, has a term ending on June 30, 1998 and provides for his services as Executive Vice President. Mr. Tully's agreement provides for salary plus a bonus based on income before income taxes of the Company. Mr. Tully received ,(i) in the year ended June 30, 1997, a salary of $130,383 per annum and a bonus of $30,136 and (ii) in the year ended June 30, 1998, a salary of $ 132,272 per annum. The Company and Mr. Tully are continuing to operate under his most recent employment agreement and expect to enter into a new agreement shortly.

                The Company currently maintains a $1,000,000 term life insurance policy on the life of Mr. Manning with benefits payable to the Company.

(14) Supplementary Cash Flow Information
  Following is a summary of supplementary cash flow information:

                                            For the year ended June 30,
                                             1997                 1998
                                      -----------------    -----------------
   Interest paid                          $  828,322         $  625,100
   Income taxes paid                         794,426            176,901
   Noncash investing and financing
     activities:
       Acquisition of inventory under
       note payable                          700,000               -

 (15) Capital Stock and Warrants

                In May 1993, the Company completed a public offering (the "Public Offering") of 747,500 units of its securities (the "Units") at $6.25 per Unit. Each Unit consists of two shares of the Company's Common Stock and two callable common stock purchase warrants, each of which initially entitled the holder to purchase one share of common stock at an exercise price of $3.4375 per share. As of June 30, 1998, none of these warrants had been exercised. In connection with the Public Offering, the Company issued to the underwriters in such offering 65,000 unit purchase warrants, each of which initially entitled the holder to purchase, through May 13, 1998, one Unit (each consisting of two shares of Common Stock and two Underwriters' Warrants ) at an exercise price of $10.31 per Unit. All of such warrants referred to above expired on May 13, 1998. None of such warrants had been exercised.

Stock Option Plan
               The Company's 1993 Stock Option Plan (the "1993 Plan") and 1997 Stock Option Plan, (the "1997 Plan"), are administered by the Board of Directors or a Stock Option Committee thereof (hereinafter, the "Committee") and provides for the grant of options to purchase shares of common stock to such officers, directors and employees of the Company, consultants to the Company, and other persons or entities as the Committee may select. A total of 850,000 shares of common stock has been reserved for issuance pursuant to the plans. The Committee does not intend to make any further awards under the 1993 Plan. The option exercise price is determined by the Committee in its sole discretion; provided, however, that the exercise price of an option shall be at least 100% of the fair market value (as defined) of a share of common stock on the date the option is granted. Options granted have a maximum ten year term and vest over periods up to four years. All options granted through June 30, 1998 have been granted with exercise price equal to market value on the date of grant. Outlined below is a summary of the changes under the Plans:

                                       1997                                       1998
                          ----------------------------------------   ---------------------------------------
                                                 Weighted-Average                          Weighted-Average
                                  Options          Exercise Price            Options         Exercise Price
Outstanding - beginning of year   494,500               $ 2.99               632,500              $ 2.50
   Granted                        205,000                 1.38               286,500                1.38
   Repurchased                        -                    -                (286,500)               3.22
   Exercised                          -                    -                    -                    -
   Forfeited                      (67,000)                2.75               (31,000)               2.99
                               --------------            -----          --------------              ----
Outstanding - end of year         632,500               $ 2.50               601,500              $ 1.43
                                =============           =======         =============              ======
Exercisable - end of year         340,875               $ 3.07               550,500              $ 1.43
                                =============           =======         =============              ======

                 On December 10, 1997, the exercise price of 286,500 options was changed pursuant to the repricing plan described below. The exercise price was reduced from a weighted average of $3.22 to $1.38, the fair market value of the Company's common stock on December 10, 1997. This change is shown as granted and repurchased in the above table.

               The weighted average fair value of options granted during 1997 and 1998 was $.55 and $.67.

Following is a summary of the status of stock options outstanding at June 30,
 1998:
     Exercise price                           $1.38            $2.00
                                             --------          ------
     Outstanding options
        Number                                551,500          50,000
        Weighted average remaining
          contractual life                   7.0 years       6.7 years
        Weighted average exercise price        $1.38            $2.00
     Exercisable options
        Number                                500,500          50,000
        Weighted average exercise price        $1.38            $2.00

               Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1998, respectively: risk-free interest rates of 6.5%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 47%; and weighted-average expected life of the option of five years.

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

               For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's proforma information follows:

                                           1997                   1998
                                   ---------------            ----------
   Proforma net income  (loss)      $ 623,604               $  (265,157)

   Proforma earnings (loss)per share
     Basic                              .14                       (.06)
     Diluted                            .14                       (.06)

               There was no compensation expense recorded from stock options for the years ended June 30, 1997 and 1998.

                On September 10, 1997, the Board authorized a repricing plan which was subsequently approved by the shareholders, pursuant to which employees and certain consultants with non-qualified stock options awarded under the 1993 Plan and bearing exercise prices equal to or in excess of $2.8125 per share, with certain exceptions, were permitted to exchange their old options for new options, exercisable at a price equal to the Fair Market Value of the Company's Common Stock on December 10, 1997 (the date of the Annual Meeting of Shareholders), that is, $1.38 per share. Certain consultants to the Company were not entitled to participate in the repricing plan. The repricing plan has been fully implemented.

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

(16)             Pension Plans

                The Company maintains an employee savings plan under the Internal Revenue Code Section 401(k). Employees are eligible to participate in the plan after six months of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees contributions to a maximum annual contribution of $500 per employee. The Company's total contribution was approximately $0 and $11,900 for the years ended June 30, 1997 and 1998.

 (17) New Accounting Pronouncements

                In March 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." Statement 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. Specifically, the Statement requires all entities to provide the capital structure disclosures previously required by Accounting Principles Board Opinion 15. Companies that were exempt from the provisions of Opinion 15 will now need to make those disclosures. The Company will adopt SFAS 129 for the year ended June 30, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

                In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." Statement 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("Comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity. The Company will adopt SFAS 130 for the year ended June 30, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

                In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 requires disclosures for each segment that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. It requires limited segment data on a quarterly basis. It also requires geographic date by country, as opposed to broader geographic regions as permitted under current standards. The Company will adopt SFAS 131 for the year ended June 30, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

                In February 1998, the FASB issued SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits". Statement No. 132 modifies the disclosure requirements for pensions and other postretirement benefits, but does not change the measurement or recognition of those plans. The Company will adopt SFAS 132 for the year ended June 30, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

                In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Statement No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities and measure them at fair value. Under certain circumstances, the gains or losses from derivatives may be offset against those from the items the derivatives hedge against. The Company will adopt SFAS No. 133 in the fiscal year ending June 30, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

                   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP No. 98-1 establishes standards for recording the costs of software for internal use. SOP No. 98-1 indicates that certain costs incurred I n the development or purchase of software designated for internal use should be capitalized. All other associated costs should be expensed. The Company will adopt SOP 98-1 in the fiscal year ended June 30, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

                   In April, 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires the costs of start-up activities and organization costs to be expensed as incurred. It defines start-up activities as one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer, initiating a new process in an existing facility, or commencing a new operation. The Company will adopt SOP 98-5 in the fiscal year ending June 30, 1999. Adoption of this statement is not anticipated to have a material effect on the Company's financial position or results of operations.

(18)"Year 2000"

        The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), to be substantially completed by the summer of 1999. The Company has retained a consultant who will assist in the management of the Y2K Program as it relates to (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. The Company currently does not anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations. Nevertheless, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendor or supplier fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

(19) Subsequent Events

         The Company is presently involved in purchase negotiations for a company. No definitive agreement has yet been reached. The impact on the Company could be significant.

         In September, 1998, the Company purchased the inventory of the former Nahan Galleries of New York City, New Orleans and Tokyo. The Company will process the sale and marketing of this collection through the new Greg Manning Fine Art Division of the Company.

-----------------------------------------------------
                                    PART III.


Item 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

               The following persons are all of the directors and executive officers of the Company:

Greg Manning, age 52, has been Chairman of the Board of the Company since its inception in 1981 and Chief Executive Officer since December 8, 1992. Mr. Manning was the Company's President from 1981 until August 12, 1993 and from March 8, 1995 to the present. Mr. Manning also has been Chairman of the Board and President of CRM since its inception, which he founded as "Greg Manning Company, Inc." in 1961. Mr. Manning is currently on the Board of Directors of the State Bank of South Orange, New Jersey and is Chairman of the bank's audit committee and member of the bank's executive committee. During the year ended June 30, 1997, Mr. Manning resigned as a director of PICK Communications Corp.

William T. Tully, Jr., age 52, has been Executive Vice President of the Company since August 1990. From August 12, 1993 to August 14, 1994, and since February 22, 1995, Mr. Tully has been Chief Operating Officer. From the Company's inception in 1981 until August 14, 1994, Mr. Tully was Secretary and Treasurer of the Company, and from December 8, 1992 until August 14, 1994, and from June 5, 1995 to date, Mr. Tully has been a director. Mr. Tully was Senior Vice President of the Company since its inception in 1981 until August 1990. Mr. Tully has been Executive Vice President of CRM from August 1990, and has served CRM in other management capacities since 1974.

David C. Graham, age 58, has been a Senior Vice President of the Company since August 1990 and has been Senior Vice President of CRM since August 1990. Mr.Graham has served the Company and CRM in various capacities since September 1978. Mr.Graham has been a licensed auctioneer since 1965. Prior to joining the Company, Mr. Graham was employed by H.R. Harmer, a public auction house, from 1955 to 1977.

James A. Smith, CPA, age 46, has been Chief Financial Officer of the Company since December 12, 1997. Mr. Smith served as Chief Financial Officer of Imatec, Ltd. from 1996 to 1997, and as Controller of Ferrara Food Company from 1992 to
 1996.

Scott S. Rosenblum, age 49, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991) in the law firm of Kramer, Levin, Naftalis & Frankel, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

Anthony L. Bongiovanni, Jr., age 39, is President of Micro Strategies, Incorporated, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

Albertino de Figueiredo, age 67, was appointed as a director of the Company on September 10, 1997. In 1980, Mr. De Figueiredo founded AFINSA, S.A, a company engaged in the business of philatelics and numismatics, and is currently Chairman of the Board of AFINSA, S.A. and its subsidiaries. Mr. De Figueiredo is also Vice-Chairman of the Board of Directors of FINARTE ESPANA, an art auction house, and a member of the Executive Board of ASCAT, the International Association of the Stamp Catalogue and Philatelic Publishers. On September 10, 1997, the Board of Directors appointed Mr.
De Figueiredo to fill a vacancy in the Board of Directors.

The Company's directors are elected at the annual meeting of stockholders. The Certificate of Incorporation provides that the members of the Board of Directors be divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Accordingly, only those directors of a single class can be changed in any one year and it would take elections in three consecutive years to change the entire Board. Mr. Tully has been elected to serve until the 1999 annual meeting of stockholders. Mr. Bongiovanni has been appointed, and Mr. Rosenblum has been elected, to serve until the 2000 annual meeting of stockholders. Mr. De Figueiredo has been appointed, and Mr. Manning has been elected, to serve until the 2001 annual meeting of stockholders. The Certificate of Incorporation also provides that directors may be removed only for cause and that any such removal must be approved by the affirmative vote of at least a majority of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors. While the Company believes that the foregoing provisions are in the best interests of the Company and its stockholders, such requirements may have the effect of protecting management against outside interests and in retaining its position.

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

               The members of the current Advisory Committee and their principal occupations are as follows:

Sir Ronald Brierley, age 60, is Founder/President of Brierley Investments, Limited, a publicly held New Zealand investment company. Sir Ronald is also Chairman of GPG P/C, an investment company based in London, England. Sir Ronald serves on the boards of Advance Bank, Australia, Ltd., Adriadne Australia Ltd., Australia Oil & Gas Corporation, Ltd., and the Australian Gaslight Company, and he is also a trustee of Sydney Cricket and Sports Ground Trust. Sir Ronald has had a life-long interest in stamps, beginning as a schoolboy, when he formed Kiwi Stamp Company and acquired a dealer's certificate from the New Zealand Stamp Dealers Federation. Sir Ronald has been selling and collecting stamps since that time.

Robert G. Driscoll, age 66, has been Chief Executive Officer (since 1981) of Barrett & Worthen, Inc. and the Brookman Stamp Company of Bedford, New
Hampshire, both of which are engaged in the business of buying and selling stamps. Mr. Driscoll served as Vice President of H.E. Harris Company, a subsidiary of General Mills from 1978 to 1981, after having founded R&R Stamp Company in 1958 and serving as its President until it was sold in 1978 to General Mills. Mr. Driscoll is a past President of the American Stamp Dealers Association (from 1977 to 1978) and is a lifetime member of the American First Day Cover Society. He has been a member of the American Philatelic Society for over 45 years.

Herman Herst, Jr., age 89, is recognized as the most prolific philatelic author in the world, and has written numerous articles on philately and has authored several stamp related books, including Nassau Street. Mr. Herst was President of Herman Herst Jr. Auctions Inc., a public auction house (from 1934 to 1972) and conducted a private retail stamp business as a sole proprietorship. He was also an active philatelic auctioneer for many years, until his semi-retirement in 1981. He is a former President of the Society of Philatelic Americans and served two terms on the Board of Directors of the American Stamp Dealers Association. Among his many accomplishments, Mr. Herst received the John Luff Award from the American Philatelic Society, the merit award from the Society of Philatelic Americans and the Collectors Club of New York's award for Service to Philately. He is currently a senior member of the American Society of Appraisers, an honorary life member of the Philatelic Traders' Society of London and an honorary life member of the American Stamp Dealers Association, a life member of the Philatelic Traders' Society of London and an honorary life member of the Writer's Unit of the American Philatelic Society. He is also the only American stamp dealer to have ever served on the council of the Philatelic Traders' Society of London.

Herbert LaTuchie, age 79 was Chairman of the Board and Chief Executive Officer (from 1954 to 1986) of Modern Builders Supply Company, Inc. and Modern Manufacturing, Inc., the latter of which is one of the ten leading distributors of building products in the United States. Mr. LaTuchie has been a life-long collector of rare stamps, and he also collects sheet music and other paper collectibles.

Joseph Levy, Jr., age 72, is president of Levy Venture Management, a real estate rental development group involved in automotive retailing real estate in three states. He is also a real estate developer of several properties located in Illinois. Prior to joining Levy Venture Management, Mr. Levy was President of Walton Chrysler-Plymouth (from 1953 to 1960), a car dealership in Chicago, Illinois, and of Carol Buick (from 1961 to 1984), a car dealership in Evanston, Illinois. He serves as a director of the Evanston Historical Society. He is also a trustee of Evanston Hospital and the Culver Educational Foundation, a trustee of the Chicago Historical Society and the Levy Senior Centers. Mr. Levy is a collector of stamps, coins, watches and other collectibles.

Hector D. Wiltshire, age 56, is President and CEO of Wiltshire Technologies, Inc., a high technology venture capital and consulting group, and is an experienced collector of rare stamps. Mr. Wiltshire is a member of the Association of Certified and Corporate Accountants (A.C.C.A) and the British Computer Society (M.B.C.S.). Mr. Wiltshire holds degrees in Executive Business Administration and marketing.

Item 10.                  EXECUTIVE COMPENSATION

               Information regarding Executive Compensation will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1998 and is incorporated by reference.


Item 11.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

               Information regarding Security Ownership of Certain Beneficial Owners and Management will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1998 and is incorporated by reference.

Item 12.                  CERTAIN RELATIONSHIPS AND TRANSACTIONS

               Information regarding Certain Relationships and Transactions will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1998 and is incorporated by reference.

Item 13.                     EXHIBITS, LIST AND REPORTS ON FORM 8-K
             Exhibit
 No.
 Description
-----------------------------------------------------------------------------
    (a)      (1) All Financial Statements of the Company for the year ended
                 June 30, 1998 are filed herewith. See Item 7 of this Report for a list of such financial statements.

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

     3.2      By-laws, as amended, of Registrant.  Incorporated by reference to
              Exhibit 3(b)to the 1993 Form SB-2.

     10.1     1993 Stock Option Plan.  Incorporated by reference to Exhibit 10
              (a) to the 1993 Form SB-2 and incorporated by reference to Exhibit A to the Proxy Statement of the Company dated January 31, 1994.

     10.2 Employment Agreement between Greg Manning and Registrant dated as of May 14, 1993. Incorporated by reference to Exhibit 10(b) to the Form SB-2 and incorporated by reference to Exhibit 4.1 to Form 10-QSB of the Company for the period ended December 31, 1995, dated February 13, 1996, as amended.

     10.3 Second Amendment to Employment Agreement between Greg Manning and Registrant, dated as of September 11, 1997. Incorporated by reference to Exhibit 10.3 to Form 10-KSB of the Company for the period ended June 30, 1997.

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

     10.13 Guaranty, dated May 26, 1995, from Greg Manning Auctions, Inc.and Ivy & Mader Philatelic Auctions, Inc. to Brown Brothers Harriman & Co.Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated May 26, 1995.

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

      23.1    Consent of Independent Accountants.

      27      Financial Data Schedule*

                                 * Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GREG MANNING AUCTIONS, INC.


Date: September  25, 1998


                                               /s/ Greg Manning
                                             --------------------
                                                  Greg Manning
                                             Chairman of the Board
Chief Executive Officer & Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Date: September  25, 1998



                                                 /s/  Greg Manning
                                               ---------------------
                                                   Greg Manning
                                               Chairman of the Board
                                          Chief Executive Officer and Director
                                              (Principal Executive Officer)



                                                /s/  James A. Smith
                                              ------------------------
                                                  James A. Smith
                                              Chief Financial Officer
                                             (Principal Financial Officer
                                                and Principal Accounting
                                                       Officer)


                                                /s/  William T. Tully, Jr.
                                                --------------------------
                                                   William T. Tully, Jr.,
                                                 Executive Vice President and
                                                           Director



                                                 /s/ Anthony Bongiovanni
                                                 ------------------------
                                                     Anthony Bongiovanni
                                                           Director

                                  EXHIBIT INDEX

  Exhibit
   No.              Description
-----------------------------------------------
   3.1 Restated Certificate of Incorporation of Registrant. Incorporated by reference to Exhibit 3(a) to the Company's Form SB-2, Registration Number 33-55792-NY, dated May 14, 1993 (the"1993 Form SB-2").

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

   10.3 Second Amendment to Employment Agreement between Greg Manning and Registrant, dated as of September 11, 1997.

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

   10.17 1997 Stock Option Plan. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997.

   27       Financial Data Schedule*

                          * Filed herewith