Form 10QSB
period 1998-09-30
GREG MANNING AUCTIONS INC
filed 1998-10-26
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

As of October 23, 1998, Issuer had 4,419,997 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ______  No  X.

                           GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

                  Table of Contents                                Page Number

Consolidated Balance Sheet - September 30, 1998 (Unaudited)              3

Consolidated Statements of Operations and Retained Earnings -            4
Three months ended September 30, 1997 and 1998 (Unaudited)

Consolidated Statements of Cash Flows -                                  5
Three months ended September 30, 1997 and 1998 (Unaudited)

Consolidated Statement of Comprehensive Income                           6
Three months ended September 30, 1997 and 1998 (Unaudited)

Notes to Consolidated Financial Statements                               7
as of September 30, 1998

Item 2.  Management's Discussion and Analysis                           11

                                 GREG MANNING AUCTIONS, INC.
                                  Consolidated Balance Sheet
                                      September 30, 1998
                                         (Unaudited)

                          Assets

Current assets:
Cash and cash equivalents                                          $  193,431
Accounts receivable
    Auctions receivable                                             5,294,136
    Advances to consignors                                          1,108,732
Inventory                                                           2,421,089
Income taxes receivable                                               111,000
Deferred tax asset                                                    200,971
Prepaid expenses and deposits                                          54,724
                                                       -----------------------
    Total current assets                                            9,384,083
Property and equipment, net                                           508,956
Goodwill                                                            1,722,842
Marketable securities                                                 249,253
Other non-current assets
    Inventory                                                       1,801,225
    Advances to consignors                                            639,218
    Other Receivables                                                 974,053
    Other                                                             387,428
                                                       =======================
    Total assets                                                  $15,667,058
                                                       =======================
           Liabilities and Stockholders' Equity
Current liabilities:
Demand notes payable                                             $  3,522,000
Note payable - current portion                                        166,710
Payable to third party consignors                                   3,069,736
Accounts payable                                                      430,133
Accrued expenses                                                      432,583
Income taxes payable                                                  225,071
                                                       -----------------------
    Current liabilities                                             7,846,233
Notes payable - long-term portion                                     113,055
                                                       -----------------------
    Total liabilities                                               7,959,288
                                                       -----------------------


Preferred stock, $.01 par value. Authorized
    10,000,000 shares; none issued                                        -
Common stock, $.01 par value.  Authorized
  20,000,000 shares; 4,419,997 issued and                             44,200
  outstanding
Additional paid in capital                                         6,819,690
Unrealized loss on marketable securities                             (19,061)
Retained earnings                                                    862,941
                                                       -----------------------
    Total stockholders' equity                                     7,707,770
                                                       -----------------------
    Total liabilities and stockholders' equity                   $15,667,058
                                                       =======================
                        See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
               Consolidated Statements of Operations and Retained Earnings
                                   (Unaudited)


                                      Three months ended September 30,
                               ----------------------------------------------
                                       1997                           1998
                                  ----------------        --------------------

Operating revenues
    Sales of merchandise         $   1,860,356             $       996,629
    Commissions earned                 529,506                     601,449
                                ----------------           ------------------
                                     2,389,862                   1,598,078
                                ----------------           ------------------
Operating expenses
    Cost of merchandise sold         1,555,510                     722,166
    General and administrative       1,121,009                     859,771
    Marketing                          156,740                     132,218
                                -----------------          ------------------
                                     2,833,259                   1,714,155
                                -----------------          ------------------
       Operating profit (loss)        (443,397)                   (116,077)
Other income (expense)
    Gain on sale of marketable
         securities                      -                         556,817
    Interest and other income           97,851                      96,642
    Interest expense                  (173,153)                   (102,690)
                                ------------------         -------------------
Income (loss) before income taxes     (518,699)                    434,692

Provision for (benefit from)
   income taxes                       (225,634)                    225,071
                                ------------------         -------------------
    Net income (loss)                 (293,065)                    209,621
Retained earnings,
   beginning of period                 884,872                     653,320
                                ------------------          ------------------
Retained earnings,
   end of period                 $     591,807               $     862,941
                                ==================           =================

Basic Earnings (loss) per share
    Weighted average shares
       outstanding                   4,419,997                   4,419,997
                                     ==========                  =========
   Basic earnings (loss) per share    $(0.07)                       $ 0.05
                                     ==========                  =========

Diluted Earnings (loss) per share
    Weighted average shares
       outstanding                   4,419,997                   4,796,528
                                     ==========                 ===========
  Diluted Earnings (loss) per share   $ (0.07)                      $ 0.04
                                     ==========                 ===========


                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                                            Three months ended September 30,
                                                                         ----------------------------------------
                                                                                1997                 1998
                                                                         -------------------  -------------------
Cash flows from operating activities:
     Net income (loss)                                                          $ (293,065)     $   209,621

     Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization                                               95,731           90,655
        Provision for bad debts                                                     25,000              -
        Gain on sale of marketable  securities                                         -           (556,817)
 (Increase) decrease in assets:
        Auctions receivable                                                       1,681,591        2,413,724
        Advances to consignors                                                    4,143,378          635,277
        Notes receivables                                                           231,208              -
        Inventory                                                                   181,563         (378,360)
        Due from affiliate - CRM                                                    (2,950)              -
        Income taxes receivable                                                   (262,867)              -
        Prepaid expenses and deposits                                                 6,701           25,122
        Other assets                                                                    -           (246,060)
 Increase (decrease) in liabilities
        Payable to third-party consignors                                       (4,238,234)       (2,333,433)
        Accounts payable                                                          (876,389)          (20,542)
        Accrued expenses                                                           132,460          (219,401)
        Income taxes payable                                                      (121,786)          225,071
                                                                                -----------        -------------
                                                                                   702,341          (155,143)
                                                                                ------------       -------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                               (36,309)             (30,126)
     Additional goodwill                                                               -                (18,296)
     Proceeds from sale of marketable securities                                       -                621,439
                                                                                ------------        -------------
                                                                                   (36,309)             573,017
                                                                                ------------        -------------
Cash flows from financing activities:
     Repayment of (proceeds from) demand notes payable                            (800,000)              57,000
     Repayment of loans payable                                                   (148,903)            (147,070)
     Repayment of term notes payable                                                   -               (738,000)
                                                                                -------------        -------------
                                                                                  (948,903)            (828,070)
                                                                                -------------        -------------
Net change in cash and cash equivalents                                           (282,871)            (410,196)
Cash and cash equivalents at beginning of period                                    635,221             603,628
                                                                                ============         ===========
Cash and cash equivalents at end of period                                       $  352,350            $ 193,432
                                                                                ============         ============


                                 See accompanying notes to financial statements

                 GREG MANNING AUCTIONS, INC.
             Statement of Comprehensive Income
                                       Three months ended September 30,
                                           1997               1998
                                   --------------------------------------
  Net Income (loss)                     ($293,065)           $209,621

  Other comprehensive income (loss)
   Unrealized gains on securities               0             296,534
   Less:                                        0            (334,090)
     reclassification
     adjustment for gains included
     in net income
                                   ======================================
 Comprehensive income (loss)            ($293,065)           $172,065
                                   ======================================



                 See accompanying notes to financial statements

(1)  Organization, Business and Basis of Presentation

         Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. and Greg Manning Galleries, Inc. (collectively, the Company), is a public auctioneer of collectibles including rare stamps, stamp collections and stocks, and regularly conducts rare stamp auctions bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. In addition to stamps, the other collectibles auctioned by the Company include trading cards and sports memorabilia and other collectibles such as autographs, art and rare documents. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail.

         The accompanying consolidated balance sheet as of September 30, 1998 and related consolidated statements of operations and retained earnings for the three months ended September 30, 1997 and 1998 and consolidated statements of Cash Flows for the three month periods then ended, have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1998 filed with the Securities and Exchange Commission.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                          For the three months ended
                                 September 30,                   Percentages
                         ------------------------------    --------------------
                              1997               1998       1997          1998
                         ------------------------------    --------------------
Aggregate Sales          $   5,547,828    $ 4,482,208        100%          100%
                          ==============================   ====================
By source:
 A. Auction              $   3,687,472    $ 3,485,579         66%           78%
 B. Sales of inventory       1,860,356        996,629         34%           22%
                         -------------------------------   --------------------
By market:
 A. Philatelics          $   5,382,491    $ 4,289,936         97%           96%
 B. Sports collectibles        165,337        192,272          3%            4%

Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at September 30, 1998 was $369,436. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

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

Comprehensive Income

         During the three months ended September 30, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Comprehensive income includes not only net earnings, but also revenues, expenses, gains and losses that are excluded from net earnings under generally accepted accounting principles. Examples include foreign currency translation adjustments and unrealized gains and losses on investments. SFAS 130 requires that all items required to be recognized as components of comprehensive income be reported in a financial statement with equal prominence to the other financial statements. Prior periods have been presented to conform with SFAS 130.

(3) Inventories

         Inventories as of September 30, 1998 consisted of the following:

                            Current          Non-current          Total
Stamps                    $1,439,161          $358,225         $1,797,386
Sports cards and sports
  memorabilia                363,996           331,000            694,996
Other collectibles           617,932         1,112,000          1,729,932
                           ------------      ---------          ---------
                          $2,421,089        $1,801,225         $4,222,314
                          ===========       ===========        ==========


(4) Marketable Securities

         As of September 30, 1998, the Company owned 3.9% or 1,402,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. During the three months ended September 30, 1998, the Company sold 980,000 shares for approximately $621,439, resulting in a pre-tax gain on the sale of marketable securities of approximately $556,817.

         The Company also owned at September 30, 1998, 100,000 shares of Pro Net Link Corp., an internet service provider.

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

                          Cost         Market Value     Unrealized Gain(Loss)
Pick Communications     $  81,021      $  170,503          $  89,482
Pro Net Link              200,000          78,750           (121,250)
                          -------          ------           ---------
 Total                  $ 281,021       $ 249,253           $(31,768)
                        =========       =========           =========

              The unrealized loss is classified as a separate component of stockholders' equity, net of tax, in the amount of $19,062.

(5) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc,("CRM"). Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the three months ended September 30, 1998, there were no such auction and private treaty sales.

         Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Total expenditures for services rendered by these firms for the three months ended September 30, 1997 and 1998 were approximately $70,000 and $24,000 respectively, in the case of Kramer, Levin, Naftalis & Frankel, and approximately $25,000 and $16,884 respectively, in the case of Micro Strategies, Incorporated.

(6) Debt

         The Company is party to a secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At September 30, 1998, borrowing under the revolving credit facility and term loan totaled $3,522,000 and $143,750 respectively. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide of the revolving credit loan, the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines.

(7)  Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:
                                                For the three months ended
                                                        September 30,
                                               1997                 1998
                                        -----------------    -----------------
        Interest paid                      $  179,361             $117,922
        Income taxes paid                       4,921                1,314

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 5% to 15%(although the commission may be slightly lower on special high value properties). During the three month period ended September 30, 1998, the Company earned a commission of 10% to 15% from the buyers.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended September 30, 1997 and 1998. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended September 30, 1998
Compared with the three months ended September 30, 1997

         The Company recorded a decrease in revenues of $791,784 (33%), from $2,389,862 for the three months ended September 30, 1997 to $1,598,078 for the three months ended September 30, 1998. This decrease was primarily attributable to the decreases in revenues from the sale of the Company's inventories of $863,727 (46%) for the three month period ended September 30, 1998 compared to the prior year. This decrease was primarily caused by a more selective inventory purchase program in an effort to improve our gross profit margin. This program was successful as shown by our improved margins from 16% in 1997 to 27% in 1998 (see below).

         Gross margins on the sales of the Company's inventory decreased by $ 30,383 (10%) in the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The overall gross margin increased to 27% on inventory sales during the three months ended September 30, 1998 from 16% for the comparable period in the prior year. The stamp area had an increase in gross margins to 45% during the three months ended September 30, 1998 compared to 15% for the prior year comparable period. During the quarter ended September 30, 1997 the Company sustained a loss on a large lot that had the effect of reducing gross margins in the stamp area by approximately 6%.

         The Company's operating expenses decreased by $285,760 (22%) during the three months ended September 30, 1998 compared to the same period in the prior year. These costs resulted in operating costs of 62% of operating revenues for the three months ended September 30, 1998 compared to 53% for the comparable period in the prior year. The primary cost decreases were attributable to a decrease of approximately $97,000 in payroll costs , approximately $53,000 from leases and contracts which expired during fiscal 1998 and approximately $60,000 in saved expenses relating to the relocation of Ivy & Mader from New York to our West Caldwell office.

         Interest income decreased by $1,209 substantially due to a lower level of outstanding interest bearing advances to consignors during the quarter ended September 30, 1998 as compared to the three months ended September 30, 1997. This was offset by an decrease in interest expense of $70,463 during the three months ended September 30, 1998 as compared to the comparable period of the prior year due primarily to reduced overall borrowings.

         Net Income: The Company's increase in operating profits of $502,686 during the three months ended September 30, 1998 as compared to the same period of the prior year and the gain on sale of PICK stock of $556,817 were the primary components of the net income of $209,621 for the three months ended September 30, 1998 compared to the net loss of $293,065 during the three months ended September 30, 1997.

        The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), to be substantially completed by the summer of 1999. The Company has retained a consultant who will assist in the management of the Y2K Program as it relates to (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. The Company currently does not anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations. Nevertheless, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

 Liquidity and Capital Resources

         At September 30, 1998, the Company's working capital position was $1,537,850, compared to $1,455,028 as of June 30, 1998. This increase of $ 82,822 was primarily due to decreases in auctions receivable ($2,413,724) and advances to consignors ($635,277). These decreases to working capital were offset by a decrease in payables to third party consignors ($2,333,433) and accounts payable and accrued expenses ($231,944). These items were the material cause of the negative cash flow from operating activities of $155,143.

         The Company experienced an increase in cash flow from investing activities for the three months ended September 30, 1998 of $573,017. This was primarily attributable to the sale of PICK stock.

         The Company experienced a decrease in cash flow from financing activities for the three months ended September 30, 1998 of $828,070. This was attributable to the Company reducing its notes payable and term loans by $147,070 and payments made on its term loans of $738,000.

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

                  None

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-k.

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on Form 8-k

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                     GREG MANNING AUCTIONS, INC.



Dated:   October 23, 1998
                                                    /s/  Greg Manning
                                                    Greg Manning
                                                    Chairman and Chief
                                                     Executive Officer



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