Form 10QSB
period 1998-12-31
GREG MANNING AUCTIONS INC
filed 1999-01-28
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                                         Washington, D.C. 20549

                                              FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended December 31, 1998

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No _____

As of January 19, 1998, Issuer had 6,152,247 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ______  No   X.

                                      GREG MANNING AUCTIONS, INC.

                                     PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

 Table of Contents                                             Page Number

Consolidated Balance Sheet - December 31, 1998 (Unaudited)          3

Consolidated Statements of Operations and Retained Earnings         4
  for the Three and Six months ended December 31, 1997 and 1998 (Unaudited)

Consolidated Statement of Stockholders' Equity for the six month    5
   period ending December 13, 1998 (Unaudited)

Consolidated Statements of Cash Flows  for the six                  6
    months ended December 31, 1997 and 1998 (Unaudited)

Consolidated Statement of Comprehensive Income                      7
    Six months ended December 31, 1997 and 1998 (Unaudited)

Notes to Consolidated Financial Statements                          8
    as of December 31, 1998

Item 2.  Management's Discussion and Analysis                       15

                               GREG MANNING AUCTIONS, INC.
                                Consolidated Balance Sheet
                                    December 31, 1998
                                       (Unaudited)

                                 Assets
Current Assets
    Cash and cash equivalents                        $132,123
    Accounts receivable
       Auctions receivable                          7,619,563
       Advances to consignors                       2,273,654
    Inventory                                       3,979,066
    Income taxes receivable                           207,951
    Deferred tax asset                                207,673
    Prepaid expenses and deposits                     284,750
                                           ------------------
           Total current assets                    14,704,781
Property and equipment, net                           687,190
Goodwill                                            4,522,176
Customer Lists                                        390,000
Trademarks                                          2,975,000
Marketable securities                                 227,977
Other non-current assets
    Inventory                                       2,252,702
    Advances to consignors                            665,901
    Other receivables                                 224,053
    Other                                             393,461
                                           ==================
       Total assets                               $27,043,241
                                           ==================

                  Liabilities and Stockholder's Equity Current liabilities:
    Demand notes payable                           $4,677,000
    Notes payable                                   1,090,898
    Payable to third party consignors               4,021,633
    Accounts payable                                1,327,522
    Accrued expenses                                1,839,817
                                            ------------------
       Total current liabilities                   12,956,869
    Notes payable - long term                       1,802,798
                                            ------------------
       Total liabilities                           14,759,667
                                            ------------------
Stockholder's Equity:
Preferred stock, $.01 par value. Authorized
    10,000,000 shares; none issued.                         0
Common stock, $.01 par value. Authorized
    20,000,000 shares; 5,912,497 issued
    and outstanding.                                   59,125
Additional paid in capital                         11,128,782
Accumulated other comprehensive income:
     Unrealized loss on marketable securities         (23,525)
Retained earnings                                   1,119,192
                                            ------------------
    Total stockholders' equity                     12,283,574
                                            ------------------
    Total liabilities and stockholders' equity    $27,043,241
                                            ==================

                      See accompanying notes to financial statements



                           GREG MANNING AUCTIONS, INC.
           Consolidated Statements of Operations and Retained Earnings
                                (Unaudited)

                                                      Three months ended                Six months ended
                                                         December 31,                     December 31,
                                                 ------------------------------  -------------------------------
                                                     1997            1998            1997             1998
                                                 -------------   --------------  --------------   --------------

Operating Revenues
     Sales of merchandise                            $743,840       $3,454,335      $2,604,196       $4,450,964
     Commissions earned                               374,439        1,214,406         903,945        1,815,855
                                                 -------------   --------------  --------------   --------------
                                                    1,118,279        4,668,741       3,508,141        6,266,819
                                                 -------------   --------------  --------------   --------------
Operating expenses
     Cost of merchandise sold                         644,388        2,415,765       2,199,898        3,137,931
     General and administrative                     1,186,940        1,567,440       2,307,949        2,427,211
     Marketing                                        165,683          302,693         322,423          434,911
                                                 -------------   --------------  --------------   --------------
                                                    1,997,011        4,285,898       4,830,270        6,000,053
                                                 -------------   --------------  --------------   --------------
         Operating profit (loss)                    (878,732)          382,843     (1,322,129)          266,766
Other income (expense)
     Gain on sale of marketable securities                  0          102,635               0          659,452
     Interest and other income                         91,133          105,807         188,984          202,449
     Interest expense                               (180,294)        (178,976)       (353,447)        (281,666)
                                                 -------------   --------------  --------------   --------------
         Income (loss) before income taxes          (967,893)          412,309     (1,486,592)          847,001

Provision for (benefit from) income taxes           (352,975)          156,058       (578,609)          381,129
                                                 -------------   --------------  --------------   --------------
         Net income (loss)                          (614,918)          256,251       (907,983)          465,872

Retained earnings, beginning of period                591,807          862,941         884,872          653,320
                                                 =============   ==============  ==============   ==============
Retained earnings, end of period                    ($23,111)       $1,119,192       ($23,111)       $1,119,192
                                                 =============   ==============  ==============   ==============

Basic Earnings (loss) per share
     Weighted average shares outstanding            4,419,997        5,404,399       4,419,997        4,912,198
                                                 =============   ==============  ==============   ==============
     Basic earnings (loss) per share                  ($0.14)            $0.05         ($0.21)            $0.09
                                                 =============   ==============  ==============   ==============

Diluted Earnings (loss) per share
     Weighted average shares outstanding            4,419,997        6,042,267       4,419,997        5,307,226
                                                 =============   ==============  ==============   ==============
     Diluted earnings (loss) per share                ($0.14)            $0.04         ($0.21)            $0.09
                                                 =============   ==============  ==============   ==============

                                See accompanying notes to financial statements.



                             Greg Manning Auctions, Inc.
                         Statement of Stockholders' Equity
                For the Six Month period ending December 31, 1998

                                                                        Unrealized
                                                       Additional      Gain (Loss)                       Total
                                    Common Stock        Paid-In     on Marketable        Retained    Stockholders'
                                ---------------------
                                  Shares       $        Capital         Securities       Earnings        Equity
                                ----------- --------- ------------- ------------------- ------------ ---------------

Balance, June 30, 1998           4,419,997   $44,200    $6,819,690             $18,496     $653,320      $7,535,706

Options Exercised                  142,500     1,425       194,513                                          195,938

Income tax benefit from
  exercise of options                                      478,079                                          478,079

Options issued relating to                                 200,000                                          200,000
  loan

Options issued relating to
  acquisition of subsidiary                                 75,000                                           75,000

Unrealized gains on
                                                                              353,650                      353.650
marketable securities

Relcassification adjustment
    for gains included in net
   income                                                                    (395,671)                    (395,671)

Shares  Sold                       600,000     6,000     1,494,000                                        1,500,000

Shares Issued                      750,000     7,500     1,867,500                                        1,875,000

Net Income, December 31,
1998                                                                                        465,872         465,872
                                =========== ========= ============= =================== ============ ===============
Balance, December 31, 1998       5,912,497   $59,125   $11,128,782           ($23,525)   $1,119,192     $12,283,574
                                =========== ========= ============= =================== ============ ===============

           See accompanying notes to financial statements.

                                  GREG MANNING AUCTIONS, INC.
                             Consolidated Statements of Cash Flows
                                          (Unaudited)
                                                         Six months ended
                                                           December 31,
                                               --------------------------------
                                                       1997             1998
                                                ---------------   --------------
Cash flows from operating activities :
     Net Income (loss)                             ($907,983)         $465,872
     Adjustments to reconcile net income to net cash
     from operating activities:
         Depreciation and amortization                184,489          258,362
         Provision for bad debts                       95,000         (158,632)
         Gain on sale of marketable securities                        (659,452)
         (Increase) decrease in assets:
             Auctions receivable                    6,980,271          773,248
             Advances to consignors                 4,533,178          (50,069)
             Notes receivable                         161,688
             Inventory                                (80,323)      (2,079,929)
             Due from affiliate (CRM)                 (12,201)
             Income taxes receivable/payable         (759,169)         381,129
             Prepaid expenses and deposits           (436,549)         (50,764)
             Other assets                                  0           681,633
         Increase (decrease) in liabilities:
             Payable to third-party consignors     (6,394,484)      (2,396,166)
             Accounts payable                      (1,245,598)         660,295
             Accrued expenses and other liabilities   497,599        1,070,586
                                                    ----------     -----------
                                                    2,615,918      (1,103,887)
                                               ---------------   --------------
Cash flows from investing activities:
     Capital expenditures for property and
          equipment                                   (54,058)         (68,228)
     Additional goodwill                              (46,328)         (18,295)
     Acquisition of Subsidiary - Teletrade                          (3,270,040)
     Acquisition of Business Assets-Executive Collectibles            (100,000)
     Proceeds from sale of marketable securities                       726,186
                                               ---------------   --------------
                                                     (100,386)      (2,730,377)
                                               ---------------   --------------
Cash flows from financing activities:
     Repayment of (proceeds from) demand notes
           payable                                 (2,730,000)         474,000
     Repayment of loans and loans payable            (281,999)        (307,181)
     Proceeds from notes payable                                     1,500,000
     Proceeds from exercise of options                                 195,938
     Proceeds from sale of common stock                              1,500,000
                                                  ------------   --------------
                                                  (3,011,999)        3,362,757
                                               ---------------   --------------
Net change in cash and cash equivalents             (496,467)        (471,507)
Cash and cash equivalents at beginning of period     635,221          603,630
                                               ===============   ==============
Cash and cash equivalents at end of period          $138,754         $132,123
                                               ===============   ==============

                            See accompanying notes to financial statements.

                           GREG MANNING AUCTIONS, INC.
                        Statement of Comprehensive Income
                                   (Unaudited)

                                                Six months ended December 31,
                                                  1997               1998
                                        --------------------------------------
 Net Income (loss)                           $(907,983)           $465,872
 Other comprehensive income (loss)
   Unrealized gains on marketable
       securities                               176,950            353,650
   Less:
     reclassification
      adjustment for gains included                               (395,671)
      in net income
                                        ======================================
 Comprehensive income (loss)                 $(731,033)           $423,851
                                        ======================================



                   See accompanying notes to financial statements

(1)  Organization, Business and Basis of Presentation

Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc. and Teletrade, Inc. (collectively, the "Company"), is a public and internet auctioneer of collectibles, including rare stamps, stamp collections and stocks. The Company regularly conducts rare stamp auctions bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. In addition to stamps, the other collectibles auctioned by the Company include coins, trading cards, sports memorabilia, diamonds and other collectibles such as autographs, art and rare documents. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, over the internet, at wholesale and retail.


The accompanying consolidated balance sheet as of December 31, 1998 and related consolidated statements of operations and retained earnings for the three and six months ended December 31, 1997 and 1998 and consolidated statements of Cash Flows for the six month periods then ended, have been prepared from the books and records maintained by the Company, in accordance with the instructions to Form 10-QSB and Item 310(b)of Regulation SB under the Securities Act of 1933, as amended. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1998 filed with the Securities and Exchange Commission.

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

The Company also sells its own inventory at auction and over the internet, at wholesale and retail. Revenue with respect to inventory at auction is recognized when sold and for wholesale or retail sales, revenue is recognized when delivered or released to the customer or to a common carrier for delivery.

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

Business Segment
The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                       For the six months ended
                                              December 31,                              Percentages
                                     --------------------------------    -------------------------------
                                         1997              1998               1997             1998
                                     --------------   ---------------    ---------------    ------------
Aggregate Sales                         $7,858,429       $15,250,467               100%            100%
                                     ================================    ===============================

      By Source:
           A. Auction                   $5,254,233       $10,799,503                67%             71%
           B. Sales of inventory         2,604,196         4,450,964                33%             29%
                                     --------------------------------    -------------------------------

      By Market:
           A. Philatelics               $7,546,435       $10,077,027                96%             66%
           B. Coins                        311,994         2,910,685                 4%             19%
           C. Sports collectibles                0         1,651,750                 0%             11%
           D. Diamonds                           0           131,730                 0%              1%
           E. Art                                            424,725                 0%              3%
           F. Other                                           54,550                 0%              0%

                                       For the three months ended
                                              December 31,                        Percentages
                                     --------------------------------    -------------------------------
                                         1997              1998               1997              1998
                                     --------------   ---------------    ---------------      ----------
Aggregate Sales                         $2,310,601       $10,768,259               100%            100%
                                     ================================    ===============================

      By Source:
           A. Auction                    1,566,761         7,313,924                68%             68%
           B. Sales of inventory           743,840         3,454,335                32%             32%
                                     --------------------------------    -------------------------------

      By Market:
           A. Philatelics                2,163,944         5,787,091                94%             54%
           B. Coins                                        2,910,685                 0%             27%
           C. Sports collectibles          146,607         1,459,478                 6%             14%
           D. Diamonds                                       131,730                 0%              1%
           E. Art                                            424,725                 0%              4%
           F. Other                                           54,550                 0%              1%
                                     --------------------------------    -------------------------------


Intangible Assets
         Goodwill
         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at December 31, 1998 was $382,375. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses. Amortization expense charged to operations for the six months ended December 31, 1998 was $71,109.

         Trademarks and Customer List
         Part of the purchase price for Teletrade was allocated to Trademarks and Customer List. These are being amortized on a straight-line basis over a 20 year period for Trademarks and a 5 year period for Customer List.Total accumulated amortization at December 31, 1998 was $35,000.Amortization expense charged to operations for the six months ended December 31, 1998 was $35,000.

Investments
The Company accounts for marketable securities pursuant to the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this statement, the Company's marketable securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses for temporary changes in fair value of marketable securities are credited or charged to a separate component of Stockholders' Equity and is reflected in the Statement of Comprehensive Income.

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




                                                  For the three months ended       For the six months ended
                                                         December 31,                    December 31,
                                                  ---------------------------    ------------------------------
                                                     1997           1998             1997              1998
                                                  ------------   ------------    --------------     -----------
Numerator:
     Net income (loss)                             ($614,918)       $256,251        ($907,983)        $465,872
Denominator:
     Denominator for basic earnings (loss) per share:
         Weighted average shares outstanding        4,419,997      5,404,399         4,419,997       4,912,198
     Effect of Dilutive Securities:
         Dilutive options outstanding                       0        637,868                 0         395,028
     Denominator for diluted earnings per share-
                                                  ============   ============    ==============     ===========
         Adjusted weighted average shares and
         assumed conversions                        4,419,997      6,042,267         4,419,997       5,307,226
                                                  ============   ============    ==============     ===========
Basic Earnings (loss) per share                       ($0.14)          $0.05           ($0.21)           $0.09
                                                  ============   ============    ==============     ===========
Diluted Earnings (loss) per share                     ($0.14)          $0.04           ($0.21)           $0.09
                                                  ============   ============    ==============     ===========

Comprehensive Income
During the six months ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Comprehensive income includes not only net earnings, but also revenues, expenses, gains and losses that are excluded from net earnings under generally accepted accounting principles. Examples include foreign currency translation adjustments and unrealized gains and losses on investments. SFAS 130 requires that all items required to be recognized as components of comprehensive income be reported in a financial statement with equal prominence to the other financial statements. Prior periods have been presented to conform with SFAS 130.

(3)   Receivables

Advances to consignors represent advance payments, or loans, to the consignor prior to the auction sale, collateralized by the items received, and held by the Company for the auction sale and the proceeds from such sale. Interest on such amounts is generally charged at an annual rate of 12%. Such advances generally are not outstanding for more than six months from the date of the advance or note, as the case may be.

Non-current advances to consignors represents monies due upon the sale of specific items held as consigned goods which management does not expect to sell currently. Such items have an appraised value in excess of $1,000,000.

(4) Inventories

Inventories as of December 31, 1998 consisted of the following:
                                        Current       Non-Current       Total
Stamps                                $1,896,720        $912,854     $2,809,574
Sports cards and sports memorabilia      782,057         226,208      1,008,265
Coins                                     58,472                         58,472
Other collectibles                     1,241,817       1,113,640      2,355,457
                                    ===========================================
                                      $3,979,066      $2,252,702     $6,231,768
                                    ===========================================

The non-current inventory represents an estimate of total inventory which is not expected to be sold currently.

(5) Acquisitions

On October 29, 1998, Greg Manning Auctions, Inc. (the "Company") completed the acquisition (the "Acquisition") of all of the capital stock of Teletrade, Inc. from Leon Liebman, Richard Makely and Bernard Rome. The purchase price for the Acquisition was $5,895,040 consisting of $1,875,000 in securities of the Company, $3,000,000 in cash , $675,000 in promissory notes, $75,000 in options to purchase the Company's common stock and $270,040 in acquisition related expenses. The acquisition was recorded using the purchase method of accounting. The amount of consideration paid was determined by arm's length negotiations among the Company and Messrs. Liebman, Makely and Rome. The cash used for the Acquisition was available from (i) the purchase by each of Leon Liebman, Greg Manning and Afinsa Bienes Tangibles S.A.("Afinsa")of 200,000 shares of common stock of the Company and (ii) a term loan, as described in note 8 below. Please refer to Form 8-K/A1 which was filed by the Company on January 12, 1999.

In November 1998, the Company acquired the inventory and business assets, including customer lists, of Executive Collectibles in order to expand into additional collectible markets. The purchase price for the acquisition is not considered material.

(6) Marketable Securities

As of December 31, 1998, the Company owned approximately 3.4% or 1,227,289 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. During the six months ended December 31, 1998, the Company sold 1,155,000 shares for approximately $726,186 resulting in a pre-tax gain on the sale of marketable securities of approximately $659,452.

The Company also owned at December 31, 1998, 100,000 shares of Pro Net Link Corp., an internet service provider.

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
                                         Cost     Market Value    Unrealized
                                                                  Gain(Loss)
           Pick Communications        $              $  149,227      $  78,313
                                          70,913
           Pro Net Link                  200,000         78,750      (121,250)
                                         -------         ------      ---------
                Total                  $ 270,913      $ 227,977     $(42,937)
                                       =========      =========     =========

The unrealized loss is classified as a separate component of stockholders' equity, net of tax, in the amount of $23,525.

(7) Related-party Transactions

The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM"). Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the six months ended December 31, 1998, there were no such auction or private treaty sales to CRM.

Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer Levin Naftalis & Frankel, L.L.P. ("Kramer Levin") which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Total expenditures for services rendered by these firms for the six months ended December 31, 1997 and 1998 were approximately $ 87,767and $165,874, respectively, in the case of Kramer Levin and approximately $38,147 and $50,611, respectively, in the case of Micro Strategies, Incorporated.

In the normal course of business, Afinsa , the beneficial owner of 642,000 shares of the Company's Common Stock, consigned material to the Company which was auctioned during the quarter ended December 31, 1998 for a total hammer price of $316,600.

(8) Debt

The Company is party to a secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At December 31, 1998, borrowing under the revolving credit facility and term loan totaled $4,677,000 and $125,000 respectively. Absent a material adverse change or event of default as determined by BBH&Co., with respect to the revolving credit loan, BBH&Co. has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines.

In addition, on October 27, 1998, the Company secured additional borrowing from BBH&Co. under a term loan totaling $1,500,000 at an interest rate of Prime plus 2% in connection with the acquisition of Teletrade, Inc. The note is payable in quarterly installments of $150,000 beginning on June 30, 2000 unless there is any breach of specific Financial and Operating Guidelines or the default of the secured promissory note or any material adverse change (as defined therein) in the Company. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide, with respect to the term loan, the Company with a 366-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines

(9)  Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:
                                                          Six months ended
                                                             December 31,
                                               --------------------------------
                                                     1997              1998
                                               ---------------    -------------
          Interest paid                               $339,135         $281,999
          Income taxes paid                            176,901            1,314

Summary of significant non-cash transactions:

     Issuance of stock options relating to the
          acquisition of Teletrade                    -                $ 75,000

     Issuance of 200,000 options relating to the
          financing of the acquisition of Teletrade   -                 200,000

     Issuance of notes payable to former shareholders
          of Teletrade as part of the acquisition     -                 675,000

     Issuance of 750,000 shares to Leon Liebman
          as part of the acquisition of Teletrade     -               1,875,000

     Income tax effect of the exercise of options     -                 478,079

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 5% to 15% (although the commission may be slightly lower on special high value properties). During the three and six month periods ended December 31, 1998, the Company earned a commission of 10% to 15% from the buyers.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three and six months ended December 31, 1997 and 1998. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended December 31, 1998
Compared with the three months ended December 31, 1997

         The Company recorded an increase in revenues of $3,550,462 (317%), from $1,118,279 for the three months ended December 31, 1997 to $4,668,741 for the three months ended December 31, 1998. This increase was primarily attributable to increases in revenues from the sale of the Company's inventories of $2,710,495 (364%) for the three month period ended December 31, 1998 compared to the prior year as a result of a more selective inventory purchase program in an effort to improve the Company's gross profit margin. This program was successful as shown by the Company's improved margins from 13% in the three months ended December 31, 1997 to 30% in the comparable 1998 period (see below). Of the total increase, $918,560 (30%) was attributable to the revenues of Teletrade which were not included in the prior year.

         Gross margins on the sales of the Company's inventory increased by $ 939,118 (944%) in the three months ended December 31, 1998 compared to the three months ended December 31, 1997. The overall gross margin increased to 30% on inventory sales during the three months ended December 31, 1998 from 13% for the comparable period in the prior year.

         The Company's operating expenses increased by $517,210 (38%) in the three months ended December 31, 1998 compared to the same period in the prior year. These costs resulted in operating costs of 40% of operating revenues for the three months ended December 31, 1998 compared to 121% for the comparable period in the prior year. The primary cost increases were attributable to the inclusion of the expenses of Teletrade which were not included in the prior period.

         Interest income increased by $14,674 substantially due to a higher level of outstanding interest bearing advances to consignors during the quarter ended December 31, 1998 as compared to the three months ended December 31, 1997.

         Net Income: The Company's increase in operating profits of $1,380,202 during the three months ended December 31, 1998 as compared to the same period of the prior year and the gain on sale of PICK stock of $102,635 were the primary components of the net income of $256,251 for the three months ended December 31, 1998 compared to the net loss of $614,918 during the three months ended December 31, 1997.

Six months ended December 31, 1998
Compared with the six months ended December 31, 1997

         The Company had an increase in revenue of $2,758,678 (79%) to $6,266,819 for the six months ended December 31, 1998 as compared to the comparable period ended December 31, 1997. This increase was attributable to the increase in revenues from the sale of the Company's inventory by $1,896,768 (71%) and revenues from Teletrade which were not included in the comparable period ended December 31, 1997.

         Gross profits on the sales of the Company's inventory increased by $908,735 for the six months ended December 31, 1998 as compared to the comparable period ended December 31, 1997. The overall gross profit margins increased to 30% on inventory sales for the six months ended December 31, 1998 from 16% for the comparable period in the prior year. The primary reason for the increase was a more selective inventory purchase program in an effort to improve our gross profit margin

         The Company recorded an increase in operating expenses of $231.750 (9%) for the six months ended December 31, 1998 as compared to the comparable period ended December 31, 1997. The primary reasons for the cost increase were the inclusion of the expenses of Teletrade which were not included in the prior period.

         Interest expense decreased approximately $79,653 in the six months ended December 31, 1998 as compared to the comparable period ended December 31, 1997. The decrease was primarily attributable to lower interest rates on outstanding borrowings during the current six month period. Interest income increased approximately $6,760 for the six months ended December 31, 1998 as compared to the comparable period ended December 31, 1997 .

         The Company recorded a net income of $475,872 for the six months ended December 31, 1998 as compared to a net loss of $907,983 for the six months ended December 31, 1997. This change was primarily due to those factors mentioned above as well as the gain on sale of PICK stock of $659,452.

Year 2000

        The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), to be substantially completed by the summer of 1999. The Company has retained a consultant who will assist in the management of the Y2K Program as it relates to (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. We have, to date, identified several internal software programs and hardware which are in the process of being made Y2K compliant.

        We have not yet identified the total cost which the Company expects to incur with respect to the Y2K Program, however, the Company currently does not anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations. Nevertheless, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.In addition, the Company's business is dependant on the continued successful operation of the Internet, and any interruption or significant degradation of Internet operations, whether due to Year 2000 problems or otherwise, could have a material adverse effect on the Company's business, results of operations and financial position.


 Liquidity and Capital Resources

         At December 31, 1998, the Company's working capital position was $1,747,912, compared to $1,455,028 as of June 30, 1998. This increase of $ 292,887 was primarily due to increases in auctions receivable ($773,248), income taxes receivable ($381,129), other assets ($681,633) and inventory ($2,079,929) and decreases in payables to third-party consignors ($2,396,166) which was partly offset by an increase in accounts payable and accrued expenses ($1,730,881). These items were the material cause of the negative cash flow from operating activities of $1,103,887.

         The Company experienced an decrease in cash flow from investing activities for the six months ended December 31, 1998 of $2,730,377 which was primarily attributable to the acquisition of Teletrade.

         The Company experienced an increase in cash flow from financing activities for the six months ended December 31, 1998 of $3,362,757. This was attributable to the Company increasing its notes payable and term loans by $1,666,819, the exercise of employee stock options of $195,938 and the sale of the Company's Common Stock of $1,500,000.

         The Company's need for liquidity and working capital is expected to increase as a result of any proposed business expansion activities. In addition, the need for such capital enhances the Company's ability to offer cash advances to a larger number of potential consignors of property (which management believes is an important aspect of the marketing of an auction business). In addition, the Company will likely require additional working capital in the future in order to further expand its sports trading card and sports memorabilia auction business as well as to acquire collectibles for sale in the Company's business.

The Company intends to continue evaluating potential acquisition candidates which it believes will enhance or complement its existing business. However, the Company has no understanding or agreement with respect to any future acquisitions. In connection therewith, the Company may incur additional debt or issue debt or additional equity securities depending on market conditions or other factors.

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

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on December 9, 1998. At the Annual Meeting, each of Greg Manning and Albertino de Figueiredo were elected to hold office as directors of the Company until the third successive Annual Meeting of Shareholders in 2001, and until their respective successors have been elected and qualified. The term of office as a director of each of Anthony L. Bongiovanni, Jr., Scott S. Rosenblum, William T. Tully, Jr. and Leon Liebman continued after the meeting.

Set forth below is information concerning the voting results of matters voted upon at the Annual Meeting.

         1.    Election of Directors:

                  Greg Manning
                           For:             4,073,622
                           Against:    122,300

                  Albertino de Figueiredo
                           For:             4,077,622
                           Against:    118,300

         2. Ratification of the appointment of Amper, Politziner, & Mattia as the Company's independent public accountants for the Company's fiscal year ending June 30, 1999.
                           For:             4,185,022
                           Against:        6,900
                           Abstentions:            4,000

                  PROPOSAL APPROVED




Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-k.

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on Form 8-k

                           On November 13, 1998, the Company filed a Report on Form 8-K dated as of October 29, 1998 reporting under
                           Item 2 that the Company acquired the capital stock of Teletrade, Inc. On January 12, 1999, the Company filed an amendment to the Report on Form 8-K which included the financial statements of Teletrade, Inc. and the pro forma financial information as required under Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                     GREG MANNING AUCTIONS, INC.



Dated:  January 28, 1999
                                                /s/  Greg Manning
                                                   Greg Manning
                                           Chairman and Chief Executive Officer



                                                /s/  James Smith
 .                                                  James Smith
                                             Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
No.               Description
-------- ------------------------------------------

27                Financial Data Schedule