Form 10QSB
period 1999-03-31
GREG MANNING AUCTIONS INC
filed 1999-05-14
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended March 31, 1999

                                   OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF1934

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

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No _____

As of April 23, 1999, Issuer had 6,356,247 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ______  No    X

                           GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

     Table of Contents                                           Page Number

Consolidated Balance Sheet - March 31, 1999 (Unaudited)               3

Consolidated Statements of Operations                                 4
for the Three and Nine months ended March 31, 1998 and 1999 (Unaudited)

Consolidated Statement of Stockholders' Equity for the nine month     5
period ending March 31, 1999 (Unaudited)

Consolidated Statements of Cash Flows for the nine                    6
months ended March 31, 1998 and 1999 (Unaudited)

Consolidated Statement of Comprehensive Income                        7
Nine months ended March 31, 1998 and 1999 (Unaudited)
Notes to Consolidated Financial Statements                            8
as of March 31, 1999

Item 2.  Management's Discussion and Analysis                        15

                                            GREG MANNING AUCTIONS, INC.
                                            Consolidated Balance Sheet
                                                  March 31, 1999
                                                   (Unaudited)

                                              Assets
                  Current Assets
                       Cash and cash equivalents                                        $280,196
                       Accounts receivable
                                  Auctions receivable                                  9,347,460
                                  Advances to consignors                               1,661,561
                       Inventory                                                       3,716,992
                       Income taxes receivable                                           396,602
                       Deferred tax asset                                                171,413
                       Prepaid expenses and deposits                                     485,794
                                                                                 ----------------
                                   Total current assets                               16,060,018
                  Property and equipment, net                                            730,496
                  Goodwill                                                             4,545,081
                  Customer Lists                                                         366,667
                  Trademarks                                                           2,937,500
                  Marketable securities                                                   66,880
                  Investment in joint venture                                            500,000
                  Other non-current assets
                       Inventory                                                       2,108,902
                       Advances to consignors                                            665,901
                       Other                                                             395,221
                                                                                 ================
                                  Total assets                                       $28,376,665
                                                                                 ================

                               Liabilities  and  Stockholders'   Equity  Current
                  liabilities:
                       Demand notes payable                                           $4,102,000
                       Notes payable                                                     923,401
                       Notes payable to shareholders                                     175,659
                       Payable to third party consignors                               4,085,398
                       Accounts payable                                                  928,954
                       Accrued expenses                                                1,731,729
                                                                                 ----------------
                                  Total current liabilities                           11,947,142
                       Notes payable - long term                                       1,606,278
                       Notes payable to shareholders - long term                         187,500
                                                                                 ----------------
                                  Total liabilities                                   13,740,919
                                                                                 ----------------

                  Preferred stock, $.01 par value. Authorized
                       10,000,000 shares; none issued.                                         0
                  Common stock, $.01 par value. Authorized
                       20,000,000 shares; 6,343,247 issued
                       and outstanding.                                                   63,433
                  Additional paid in capital                                          13,180,787
                  Retained earnings                                                    1,373,276
                  Accumulated other comprehensive income
                       Unrealized gain on marketable securities                           18,250
                                                                                 ----------------
                                                                                 ----------------
                       Total stockholders' equity                                     14,635,746
                                                                                 ----------------
                       Total liabilities and stockholders' equity                    $28,376,665
                                                                                 ================

                                  See accompanying notes to financial statements


                                          GREG MANNING AUCTIONS, INC.
                          Consolidated Statements of Operations and Retained Earnings
                                                  (Unaudited)

                                                      Three months ended                Nine months ended
                                                           March 31,                        March 31,
                                                 ------------------------------   -------------------------------
                                                     1998            1999             1998             1999
                                                 --------------  --------------   --------------  ---------------
Operating Revenues
      Sales of merchandise                          $2,342,674      $3,275,902       $4,946,870       $7,726,866
      Commissions earned                               623,756       1,526,234        1,527,701        3,342,089
                                                 --------------  --------------   --------------  ---------------
                                                     2,966,430       4,802,135        6,474,571       11,068,954
                                                 --------------  --------------   --------------  ---------------
Operating expenses
      Cost of merchandise sold                       1,586,504       2,195,042        3,786,402        5,332,973
      General and administrative                     1,014,037       2,071,150        3,321,986        4,498,361
      Marketing                                        100,602         499,237          423,025          934,147
                                                 --------------  --------------   --------------  ---------------
                                                     2,701,143       4,765,428        7,531,413       10,765,482
                                                 --------------  --------------   --------------  ---------------
         Operating profit (loss)                       265,287          36,707      (1,056,842)          303,472
Other income (expense)
      Gain on sale of marketable securities                  0         626,708                0        1,286,160
      Interest and other income                         74,283          76,405          263,267          278,854
      Interest expense                               (115,242)       (235,691)        (468,689)        (517,357)
                                                 --------------  --------------   --------------  ---------------
         Income (loss) before income taxes             224,328         504,128      (1,262,264)        1,351,129

Provision for (benefit from) income taxes              126,234         250,044        (452,375)          631,173
                                                 ==============  ==============   ==============  ===============
         Net income (loss)                            $ 98,094       $ 254,084      $ (809,889)        $ 719,956
                                                 ==============  ==============   ==============  ===============


Basic Earnings (loss) per share
      Weighted average shares outstanding            4,419,997       6,177,273        4,419,997        5,327,734
                                                 ==============  ==============   ==============  ===============
      Basic earnings (loss) per share                $0.02           $0.04           ($0.18)          $0.13
                                                 ==============  ==============   ==============  ===============

Diluted Earnings (loss) per share
      Weighted average shares outstanding            4,419,997       6,682,942        4,419,997        5,759,642
                                                 ==============  ==============   ==============  ===============
      Diluted earnings (loss) per share              $0.02           $0.04           ($0.18)          $0.13
                                                 ==============  ==============   ==============  ===============

                                See accompanying notes to financial statements.



                                               Statement of Stockholders' Equity
                                        For the Nine Month period ending March 31, 1999

                                                                                   Unrealized
                                                                 Additional       Gain (Loss)                          Total
                                         Common Stock              Paid-In        on Marketable     Retained       Stockholders'
                                   --------------------------
                                      Shares          $            Capital         Securities       Earnings          Equity
                                   -------------  -----------  ----------------  --------------- ----------------  --------------
Balance, June 30, 1998                4,419,997      $44,200        $6,819,690          $18,496         $653,320      $7,535,706

Options Exercised                       478,125        4,781           808,868                                           813,649

Unrecognized Tax Benefit
  from exercise of options                                             916,681                                           916,681

Options issued relating to loan                                        200,000                                           200,000

Options issued relating to
  acquisition of subsidiary                                             75,000                                            75,000

Unrealized gains from
  sale of marketable securities                                                         771,450                          771,450

Reclassification adjustment for
  gains included in net income                                                        (771,696)                        (771,696)

Shares  Sold for cash                   695,125        6,951         2,493,049                                         2,500,000

Shares Issued re.
Acquisition    of subsidiary.           750,000        7,500         1,867,500                                         1,875,000
Refer to Note 5

Net Income, March 31, 1999                                                                               719,956         719,956
                                   =============  ===========  ================  =============== ================  ==============
                                      6,343,247      $63,433       $13,180,787          $18,250       $1,373,276     $14,635,746
                                   =============  ===========  ================  =============== ================  ==============

          See  accompanying   notes  to  financial statements.


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                            Nine Months Ended
                                                                                               March 31,
                                                                                  ------------------------------------
                                                                                       1998                1999
                                                                                  ----------------    ----------------
                    Cash flows from operating activities :
                         Net Income                                                      $568,497            $719,956
                         Adjustments to reconcile net income to net cash
                         from operating activities:
                           Depreciation and amortization                                  258,213             486,772
                           Provision for bad debts                                         68,354           (160,685)
                           Gain on sale of marketable securities                                          (1,286,160)
                           (Increase) decrease in assets:
                              Auctions receivable                                         976,393           (952,596)
                              Advances to consignors                                  (2,125,483)             562,024
                              Notes receivable                                            299,970
                              Inventory                                                 (169,177)         (1,674,056)
                              Due from affiliate (CRM)                                    (7,171)
                              Income taxes receivable                                     103,834             631,079
                              Prepaid expenses and deposits                               104,620           (251,808)
                              Other assets                                                 10,000             913,486
                           Increase (decrease) in liabilities:
                              Payable to third-party consignors                       (1,002,087)         (2,332,401)
                              Accounts payable                                            167,759             261,708
                              Accrued expenses and other liabilities                      (5,953)             904,671
                                                                                  ----------------    ----------------
                                                                                        (752,231)         (2,178,010)
                                                                                  ----------------    ----------------
                    Cash flows from investing activities:
                         Capital expenditures for property and equipment                (103,988)           (228,810)
                         Additional goodwill                                             (43,705)            (43,233)
                         Purchase of Customer list                                                          (100,000)
                         Acquisition of Subsidiary                                                        (3,270,040)
                         Investment in joint venture                                                        (500,000)
                         Proceeds from sale of marketable securities                                        1,592,026
                                                                                  ----------------    ----------------
                                                                                        (147,693)         (2,550,057)
                                                                                  ----------------    ----------------
                    Cash flows from financing activities:
                         Repayment of (proceeds from) demand notes payable              1,440,000           (101,000)
                         Repayment of loans and loans payable                           (738,137)           (308,062)
                         Proceeds from notes payable                                                        1,500,000
                         Proceeds from exercise of options                                                    813,649
                         Proceeds from sale of common stock                              (27,580)           2,500,000
                                                                                  ----------------    ----------------
                                                                                          674,283           4,404,633
                                                                                  ----------------    ----------------
                    Net change in cash and cash equivalents                             (225,641)           (323,434)
                    Cash and cash equivalents at beginning of period                      558,506             603,630
                                                                                  ================    ================
                    Cash and cash equivalents at end of period                           $332,865            $280,196
                                                                                  ================    ================

          See accompanying  notes to financial statements.


                                          GREG MANNING AUCTIONS, INC.
                                       Statement of Comprehensive Income
                                                  (Unaudited)

                                                               Nine months ended March 31,
                                                                  1998               1999
                                                           --------------------------------------
                   Net Income (loss)                           $ (809,889)          $ 719,956

                   Other comprehensive income (loss)
                        Unrealized gains on marketable
                        securities                                 176,950            771,450
                        Less:
                        reclassification
                        adjustment for gains included                               (771,696)
                        in net income
                                                        ======================================
                   Comprehensive income (loss)                 $ (632,939)          $ 719,710
                                                        ======================================

                 See accompanying notes to financial statements

(1)  Organization, Business and Basis of Presentation

Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc. and Teletrade, Inc. (collectively, the "Company"), is a full service public and internet auctioneer of collectibles, including rare stamps, coins, sports cards and memorabilia, movie posters, autographs, rare documents, Hollywood and Rock `n Roll memorabilia, diamonds, stamp collections and stocks. The Company regularly conducts rare stamp auctions bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at wholesale, retail and at auction.

In November 1998, the Company acquired the inventory and certain business assets, including customer lists of Executive Collectibles. The purchase price for the acquisition is not considered material.

On March 11, 1999, the Company announced the formation of GMAI-Asia.com, a joint venture with New On-Line Group, Inc., formed to conduct retail and auction sales primarily over the Internet in Asia, particularly in China. The Company has a 50% interest in GMAI-Asia.com. Subsequently, on March 31, 1999, the GMAI-Asia.com entered into an agreement with Afinsa Bienes Tangibles, S.A., a shareholder of the Company, to purchase a 15% interest in the joint venture. GMAI-Asia.com is being accounted for under the Equity method of accounting.

The accompanying consolidated balance sheet as of March 31, 1999 and related consolidated statements of operations for the three and nine months ended March 31, 1998 and 1999 and consolidated statements of Stockholders' Equity and Cash Flows for the nine month periods then ended, have been prepared from the books and records maintained by the Company, in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation SB under the Securities Act of 1933, as amended. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1998 filed with the Securities and Exchange Commission.

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

The Company also sells its own inventory at public, mail, internet and telephone auction at wholesale and retail. Revenue with respect to inventory at auction is recognized when sold and for wholesale or retail sales, revenue is recognized when delivered or released to the customer or to a common carrier for delivery.

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

Business Segment
The Company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                 For the nine months ended
                                         March 31,                   Percentages
                                -----------------------------  -------------------------
                                    1998           1999           1998          1999
                                -------------- --------------  ------------   ----------
Aggregate Sales                   $13,367,911    $28,233,715          100%         100%
                                =============================  =========================

     By Source:
          A. Auction               $8,421,040    $20,506,850           63%          73%
          B. Sales of inventory     4,946,871      7,726,866           37%          27%
                                -----------------------------  -------------------------

     By Market:
          A. Philatelics          $12,774,219    $15,070,707           96%          53%
          B. Coins                                 6,982,052            0%          25%
          C. Sports                   443,951      4,481,711            3%          16%
          collectibles
          D. Diamonds                                312,743            0%           1%
          E. Art                                   1,327,662            0%           5%
          F. Other                    149,741         58,840            1%           0%
                                -----------------------------  -------------------------



                                 For the three months ended
                                         March 31,                      Percentages
                                -----------------------------  -------------------------
                                    1998           1999           1998          1999
                                -------------- --------------  ------------   ----------
Aggregate Sales                    $5,509,482    $12,983,248          100%         100%
                                ============== ==============  ============   ==========

     By Source:
          A. Auction               $3,166,807     $9,707,347           57%          75%
          B. Sales of inventory     2,342,675      3,275,901           43%          25%
                                -------------- --------------  ------------   ----------

     By Market:
          A. Philatelics           $5,287,784     $4,993,680           96%          38%
          B. Coins                                 4,071,367            0%          31%
          C. Sports                   131,957      2,829,961            2%          22%
          collectibles
          D. Diamonds                                181,013            0%           1%
          E. Art                                     902,937            0%           7%
          F. Other                    149,741          4,290            3%           0%
                                -------------- --------------  ------------   ----------

Intangible Assets
         Goodwill
Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty-five years. Total accumulated amortization at March 31, 1998 and 1999 was $ 323,073 and $ 477,235, respectively. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses. Amortization expense charged to operations for the nine months ended March 31, 1998 and 1999 was 68,573 and $ 130,970, respectively.

         Trademarks and Customer List
Part of the purchase price for Teletrade was allocated to Trademarks and Customer List. These are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer List. Total accumulated amortization at March 31, 1999 was $ 95,833. Amortization expense charged to operations for the nine months ended March 31, 1999 was $ 95,833.

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



Earnings (loss) per common and common equivalent share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share.

                                                        For the three months ended     For the nine months ended
                                                                 March 31,                     March 31,
                                                        ----------------------------   ---------------------------
                                                            1998           1999            1998          1999
                                                        --------------  ------------   -------------  ------------
Numerator:
      Net income (loss)                                       $98,094      $254,084      ($809,889)      $719,956

Denominator:
      Denominator for basic earnings (loss) per share:
         Weighted average shares outstanding                4,419,997     6,177,273       4,419,997     5,327,734
      Effect of Dilutive Securities:
         Dilutive options outstanding                               0       505,669               0       431,908
      Denominator for diluted earnings per share-
                                                        ==============  ============   =============  ============
         Adjusted weighted average shares and assumed
         conversions                                        4,419,997     6,682,942       4,419,997     5,759,642
                                                        ==============  ============   =============  ============
Basic Earnings (loss) per share                                 $0.02         $0.04         ($0.18)         $0.13
                                                        ==============  ============   =============  ============
Diluted Earnings (loss) per share                               $0.02         $0.04         ($0.18)         $0.13
                                                        ==============  ============   =============  ============

Comprehensive Income
During the nine months ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income". Comprehensive income includes not only net earnings, but also revenues, expenses, gains and losses that are excluded from net earnings under generally accepted accounting principles. Examples include foreign currency translation adjustments and unrealized gains and losses on investments. SFAS 130 requires that all items required to be recognized as components of comprehensive income be reported in a financial statement with equal prominence to the other financial statements. Prior periods have been presented to conform with SFAS 130.

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

(4) Inventories

Inventories as of March 31, 1999 consisted of the following:

                                        Current     Non-Current        Total
Stamps                                 $1,712,881     $967,351      $2,680,232
Sports cards and sports memorabilia       665,575      429,471       1,095,046
Coins                                      52,119                       52,119
Other collectibles                      1,286,416      712,081       1,998,497
                                      =========================================
                                       $3,716,992   $2,108,902      $5,825,894
                                      =========================================

The non-current inventory represents an estimate of total inventory which is not expected to be sold within one year.

(5) Acquisition of Subsidiary

On October 29, 1998, Greg Manning Auctions, Inc. (the "Company") completed the acquisition (the "Acquisition") of all of the capital stock of Teletrade, Inc. from Leon Liebman, Richard Makely and Bernard Rome. The purchase price for the Acquisition was $5,895,040 consisting of $1,875,000 in securities of the Company, $3,000,000 in cash, $675,000 in promissory notes, $75,000 in options to purchase the Company's common stock and $270,040 in acquisition related expenses. The acquisition was recorded using the purchase method of accounting. The amount of consideration paid was determined by arm's length negotiations among the Company and Messrs. Liebman, Makely and Rome. The cash used for the Acquisition was available from (i) a private placement of 200,000 shares of the Company's Common Stock to each of Leon Liebman, Greg Manning and Afinsa Bienes Tangibles S.A. and (ii) a term loan, as described below. Please refer to Form 8-K/A1, which was filed by the Company on January 12, 1999.

(6) Marketable Securities

As of March 31, 1999, the Company owned approximately 1.5% or 550,000 common shares of PICK Communications, which is primarily engaged in the business of issuing prepaid telephone cards. During the nine months ended March 31, 1999, the Company sold 1,882,289 shares for approximately $1,443,602 resulting in a pre-tax gain on the sale of marketable securities of approximately $1,334,844.

The Company also sold 100,000 shares of Pro Net Link Corp., an internet service provider, for approximately $148,424 resulting in a pre-tax loss on the sale of securities of approximately $(48,684).

The fair value of PICK has been estimated by the Company's management utilizing brokered transactions as well as arms-length private transactions in the companies' common stock, as described in public filings under the Securities Exchange Act of 1934, as amended. These securities are classified as available for sale. The valuation assigned to this investment is contingent upon the company's ability to generate future cash flows and it is reasonably possible, based upon a review of such public filings, that the estimate could change substantially in the near term.

                                                Market        Unrecognized
                                Cost             Value            Gain
                            --------------   --------------  ----------------
                            ==============   ==============  ================
Pick Communications             $  31,779        $  66,875        $   35,096
                            ==============   ==============  ================


The unrealized gain is classified as a separate component of stockholders' equity, net of tax, in the amount of $18,250.

(7) Related-party Transactions

The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM"). Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the nine months ended March 31, 1999, there were no such auction or private treaty sales to CRM.

Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer Levin Naftalis & Frankel, L.L.P. ("Kramer Levin") which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Total expenditures for services rendered by these firms for the nine months ended March 31, 1998 and 1999 were approximately $ 120,264 and $ 240,793, respectively, in the case of Kramer Levin and approximately $ 56,300 and $ 98,255, respectively, in the case of Micro Strategies, Incorporated.

In the ordinary course of business, Afinsa Bienes Tangibles S.A. ("Afinsa"), the beneficial owner of 1,117,624 shares of the Company's Common Stock, consigned material to the Company which was auctioned during the nine months ended March 31, 1999 for a total hammer price of $316,600 and purchased artwork totaling $850,000.

(8) Debt

The Company is party to a secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At March 31, 1999, borrowing under the revolving credit facility and term loan totaled $ 4,102,000 and $ 106,250, respectively. Absent a material adverse change or event of default as determined by BBH&Co., with respect to the revolving credit loan, BBH&Co. has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines.

In addition, on October 27, 1998, the Company secured additional borrowing from BBH&Co. totaling $1,500,000 related to the acquisition of Teletrade, Inc. The note is payable in quarterly installments of $150,000 beginning on June 30, 2000 unless there is any breach of specific Financial and Operating Guidelines or the default of the secured promissory note or any material adverse change (as defined therein) in the Company. Absent a material adverse change or event of default as determined by BBH&Co., BBH&Co. has agreed to provide the Company with a 366-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines.


(9  Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

                                                       Nine months ended
                                                           March 31,
                                                --------------------------------
                                                      1998              1999
                                                -------------    --------------
Interest paid                                     $ 583,689         $ 526,494
Income taxes paid                                   176,901             1,621

Summary of significant non-cash transactions:

 Issuance of stock options relating to the
 acquisition of Teletrade                             -               $75,000

 Issuance of 200,000 options relating to the
 financing of the acquisition of Teletrade            -               200,000

 Issuance of notes payable to former shareholders
 of Teletrade as part of the acquisition              -               675,000

 Issuance of 750,000 shares to Leon Liebman
 as part of the acquisition of Teletrade              -             1,875,000

 Income tax effect of the exercise of options         -               916,681

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 5% to 15% (although the commission may be slightly lower on special high value properties). During the three and nine month periods ended March 31, 1999, the Company earned a commission of 10% to 15% from the buyers.

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three and nine months ended March 31, 1998 and 1999. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended March 31, 1999
Compared with the three months ended March 31, 1998

         The Company recorded an increase in revenues of $ 1,835,705 (62%), from $ 2,966,430 for the three months ended March 31, 1998 to $ 4,802,135 for the three months ended March 31, 1999. This increase was primarily attributable to increases in revenues from the sale of the Company's inventories of $ 933,228 (40%) for the three month period ended March 31, 1999 compared to the prior year as a result of a more selective inventory purchase program in an effort to improve the Company's gross profit margin. Of the total revenue increase, $ 1,046,434 (76%) was attributable to the revenues of Teletrade which were not included in the prior year.

         Gross margins on the sales of the Company's inventory increased by $ 324,692 (43%) in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. The overall gross margin increased to 33% on inventory sales during the three months ended March 31, 1999 from 30% for the comparable period in the prior year.

         The Company's operating expenses increased by $ 1,455,456 (130%) in the three months ended March 31, 1999 compared to the same period in the prior year. These costs resulted in operating costs of 53% of operating revenues for the three months ended March 31, 1998 compared to 37% for the comparable period in the prior year. The primary cost increases were attributable to the inclusion of the expenses of Teletrade which were not included in the prior period.

         Interest income increased by $ 2,122 during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

         Net Income: The Company's operating profits of $ 36,707 during the three months ended March 31, 1999 and the net gain on sale of marketable securities of $ 626,708 were the primary components of the net income of $ 254,084 for the three months ended March 31, 1999 compared to $ 98,094 during the three months ended March 31, 1998.

Nine months ended March 31, 1999
Compared with the nine months ended March 31, 1998

         The Company had an increase in revenue of $ 4,594,383 (71%) to $ 11,068,954 for the nine months ended March 31, 1999 as compared to the comparable period ended March 31, 1998. This increase was attributable to the increase in revenues from the sale of the Company's inventory by $ 2,779,996 (61%) and revenues from Teletrade which were not included in the comparable period ended March 31, 1998.

         Gross profits on the sales of the Company's inventory increased by $ 1,546,571 for the nine months ended March 31, 1999 as compared to the comparable period ended March 31, 1998. The overall gross profit margins increased to 31% on inventory sales for the nine months ended March 31, 1999 from 23% for the comparable period in the prior year. The primary reason for the increase was a more selective inventory purchase program in an effort to improve our gross profit margin.

         The Company recorded an increase in operating expenses of $ 1,687,493 (45%) for the nine months ended March 31, 1999 as compared to the comparable period ended March 31, 1998. The primary reason for the cost increase was the inclusion of the expenses of Teletrade which were not included in the prior period.

         Interest expense increased approximately $ 48,668 in the nine months ended March 31, 1999 as compared to the comparable period ended March 31, 1998. The increase was primarily attributable to increased borrowings outstanding during the current nine month period. Interest income increased approximately $ 15,587 for the nine months ended March 31, 1999 as compared to the comparable period ended March 31, 1998.

         The Company recorded a net income of $ 719,956 for the nine months ended March 31, 1999 as compared to a net loss of $ 809,889 for the nine months ended March 31, 1998. This change was primarily due to those factors mentioned above as well as the gain on sale of marketable securities of $ 1,286,160.

Year 2000

        The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), to be substantially completed by the summer of 1999. The Company has retained a consultant who will assist in the management of the Y2K Program as it relates to (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. We have, to date, identified several internal software programs and hardware, which are in the process of being made Y2K compliant.

        The  Company  currently  does  not  anticipate  that the cost of the Y2K
Program will be material to its financial condition or results of operations. Nevertheless, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendors or suppliers fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected. In addition, the Company's business is dependent on the continued successful operation of the Internet and any interruption or significant degradation of Internet operations, whether due to Year 2000 problems or otherwise, could have a material adverse effect on the Company's business, results of operations and financial position.

 Liquidity and Capital Resources

         At March 31, 1999, the Company's working capital position was $ 4,112,876, compared to $ 1,455,028 as of June 30, 1998. This increase of
$ 2,657,848 was primarily due to increases in auctions receivable ($ 952,596), inventory ($1,674,056)and decreases in payables to third-party consignors
($ 2,332,401) which was partly offset by an increase in accounts payable and accrued expenses ($1,166,379). These items were the material cause of the negative cash flow from operating activities of $ 2,178,010.

         The Company experienced an decrease in cash flow from investing activities for the nine months ended March 31, 1999 of $ 2,550,057 which was primarily attributable to the acquisition of Teletrade and the investment in the joint venture, GMAI-Asia.com.

         The Company experienced an increase in cash flow from financing activities for the nine months ended March 31, 1999 of $ 4,404,633. This was attributable to the Company increasing its notes payable and term loans by $ 1,090,961, the exercise of employee stock options of $ 813,672 and the sale of the Company's Common Stock of $ 2,500,000.

         On February 10, 1999, the Company entered into an agreement with Afinsa whereby Afinsa agreed to purchase $5.0 million of the Company's Common Stock over a nine month period. As of May 11, 1999, the Company has received $1.5 million from Afinsa and has issued 190,250 shares of Common Stock of the Company.

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

         Management believes that the Company's cash flow from ongoing operations supplemented by the Company's working capital credit facilities will be adequate to fund the Company's working capital requirements for the next 12 months. However, to complete any of the Company's possible expansion activities or to make any significant acquisitions, the Company may consider exploring financing alternatives including increasing its working capital credit facilities or raising additional debt or equity capital.

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

                  None

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-k.

(b)      Exhibits

10 Employment Agreement between James Reiman and Registrant dated as of
      March 31, 1999

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

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                           GREG MANNING AUCTIONS, INC.



Dated:  May 14, 1999
                                              /s/  Greg Manning
                                                   Greg Manning
                                           Chairman and Chief Executive Officer



                                              /s/  James Smith
                                                   James Smith
                                             Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
No.               Description
-------- ------------------------------------------

10 Employment Agreement between James Reiman and Registrant dated as of March 31, 1999

27  Financial Data Schedule

                                   Exhibit 10

                              EMPLOYMENT AGREEMENT

                  EMPLOYMENT AGREEMENT, dated as of the 31st day of March, 1999, by and between Greg Manning Auctions, Inc., a New York corporation having its principal office as 775 Passaic Avenue, West Caldwell, New Jersey 07006 (the "Company"), and James Andrew Reiman, residing at 1291 Asbury Avenue, Winnetka, Illinois 60093 (the "Executive").

                  WHEREAS, the parties are entering into this Agreement to set forth and confirm their respective rights and obligations with respect to the Executive's employment by the Company.

                  NOW, THEREFORE, in consideration of the mutual covenants herein contained, the parties hereto, intending to be legally bound, mutually agree as follows:

                  1. Employment and Term. The Company hereby employs the Executive as the Executive Vice President-E-Commerce Strategic Business Development of the Company and the Executive agrees to serve in the employ of the Company as the Executive Vice President-E-Commerce Strategic Business Development for a term which shall commence on April 1, 1999 and shall terminate as provided in this Agreement (the "Employment Term").

                  2. Duties. (a) The Executive shall serve as Executive Vice President-E-Commerce Strategic Business Development of the Company. Subject to the ultimate control and discretion of the Board of Directors of the Company and the Chief Executive Officer of the Company to whom the Executive shall report directly, the Executive shall have such duties as may be prescribed by the Company.

                          (b)  During the Employment Term, Executive may conduct
his duties at his office in Winnetka, Illinois and Executive shall not be required to maintain his office at the Company's principal office. Executive shall be entitled to reimbursement from the Company for up to $300.00 per month of his telephone expenses and Internet access expenses incurred as a result of working from his home upon the submission to the Company of appropriate supporting documentation.

                           (c) The  Executive  shall  devote his entire  working
time to the business of the Company, subject to vacations and sick leave in accordance with the Company policy. During the Employment Term, each year Executive shall be entitled to the personal vacations with full compensation generally provided to executives of the same level and responsibility as Executive.
Executive shall be entitled to a paid vacation during the period August 14 through 21, 1999.


                  3. Compensation. (a) For the full, prompt and faithful performance of all his duties and services hereunder, the Company shall pay the Executive an annual base salary of $140,000 per year, which annual base salary may be increased at the Company's sole discretion. Such base salary and other compensation shall be payable in accordance with the Company's normal payroll practices as in effect from time to time.

                           (b) In addition to the options  granted to  Executive
pursuant to certain consulting agreements, dated
December 31, 1998 and February 28, 1999 (the "Initial Option Shares"), on April 1, 1999 the Company shall grant to Executive an option, pursuant to the Company's 1997 Stock Incentive Plan, to purchase 20,000 shares of the Company's common stock (the "Option Shares" and together with the Initial Option Shares, the "Total Option Shares'). The exercise price for each Option Share shall be $9.375 (the closing sale price of the Company's common stock on the Nasdaq Small Cap Market on the last trading day immediately prior to the date of the grant). The Option Shares shall vest in four equal annual installments beginning on the first anniversary of the date of the grant. All other terms (including exercisability) of the Option Shares shall be governed by the Company's 1997 Stock Incentive Plan, as well as the applicable option agreement entered into pursuant to the terms of such plan.

                           (c) The  compensation  provided  for in Section  3(a)
above, shall be in addition to such rights as the
Executive may have during his employment hereunder, or thereafter, to participate in and receive benefits from or under any stock option, pension, profit sharing, insurance or other employee benefit plan or plans of the Company, generally provided to executives of the same level and responsibility as Executive; provided, however, Executive has the option to opt out of the Company's medical insurance plan, in which event Executive shall be entitled to the reimbursement of the premiums paid under Executive's personal medical insurance policy in an amount not to exceed the amount the Company would have paid had Executive participated in the Company's medical plan.

                  4. Expenses. (a) Executive is entitled to reimbursement for reasonable travel and other reasonable business expenses duly incurred by Executive in the performance of his duties under this Agreement, including reasonable expenses incurred by Executive in traveling from Illinois to the Company's principal offices, upon the submission to the Company of expense vouchers and other appropriate supporting documentation.

                         (b)  Executive shall be entitled to attend conventions,
conferences and seminars of the Direct Marketing Association and other trade and business associations. Executive is entitled to reimbursement for fees and expenses incurred in attending such conferences, conventions or seminars, including reasonable travel expenses up to a maximum of $5,000 per year; provided, however, the Company shall reimburse Executive for any fees and expenses in excess of such amount if Executive has obtained the prior written approval of the Company. Notwithstanding the foregoing provision,during the Employment Term, the Company shall reimburse Executive for any fees and expenses incurred in attending all conferences and seminars of the Corporation Counsel Institute held annually in Chicago, Illinois.

                  5. Confidential Information. (a) The Company owns and has developed and compiled, and will develop and compile, certain proprietary and confidential information which have great value to its business (collectively, "Confidential Information"). Confidential Information includes not only information disclosed by the Company to Executive, but also information developed or learned by Executive during the course or as a result of employment with the Company, which information shall be the property of the Company. Confidential Information includes all information that has or could have commercial value or other utility in the business in which the Company is engaged or contemplates engaging, and all information of which the unauthorized disclosure could be detrimental to the interests of the Company, whether or not such information is specifically labelled as Confidential Information by the Company. By way of example and without limitation, Confidential Information includes any and all information developed, obtained, licensed by or to or owned by the Company concerning trade secrets, techniques, know-how, software, computer programs and designs, development tools, and any other intellectual property created, used or sold (through a license or otherwise) by the Company, electronic data information know-how and processes, innovations, discoveries, improvements, research, development, test results, reports, specifications, data, formats, marketing data and plans, business plans, strategies, forecasts, unpublished financial information, orders, agreements and other forms of documents, price and cost information, expansion plans, budgets, projections, customer, supplier, licensee, licensor and subcontractor identities, characteristics, agreements and operating procedures, and salary, staffing and employment information.

                           (b)  Executive acknowledges and agrees that in the
performance of his duties hereunder the Company will disclose to and entrust Executive with Confidential Information which is the exclusive property of the Company and which Executive may possess or use only in the performance of duties for the Company. Executive also acknowledges that Executive is aware that the unauthorized disclosure of Confidential Information,among other things, may be prejudicial to the Company's interests, an invasion of privacy and an improper disclosure of trade secrets. Executive shall not, directly or indirectly, use, make available, sell, disclose or otherwise communicate to any corporation, partnership or other entity, individual or other third party, other than in the course of Executive's assigned duties and for the benefit of the Company, any Confidential Information, either during the Employment Term or thereafter. Executive agrees not to publish, disclose or otherwise disseminate such information without the prior written approval of the Chief Executive Officer of the Company.

                           (c) In the  event  Executive's  employment  with  the
Company ceases for any reason, Executive will not remove from the Company's premises without its prior written consent any records (written or electronic), files, drawings, documents, equipment, materials and writings received from, created for or belonging to the Company, including but not limited to those which relate to or contain Confidential Information, or any copies thereof. Upon request or when employment with the Company terminates, Executive will immediately deliver the same to the Company.

                  6. Non-Competition. (a) During the Employment Term, Executive shall not: (i) engage in any activity which conflicts or interferes with or derogates from the performance of Executive's duties hereunder nor shall Executive engage in any other business activity, whether or not such business activity is pursued for gain or profit, except as approved in advance in writing by the Chief Executive Officer or the Board of Directors of the Company; or (ii) accept any other employment, whether as an executive or consultant or in any other capacity, and whether or not compensated therefor.

                           (b)      Without limiting the generality of the
provisions of Section 2(a) or 3(a) of this Agreement, during the Employment Term and for a period of one year thereafter, Executive shall not, directly or indirectly, own, manage, operate, join, control, participate in, invest in or otherwise be connected or associated with, in any manner, including as an officer, director, employee, independent contractor, stockholder, member, partner, consultant, advisor, agent, proprietor, trustee or investor, any Competing Business; provided, however, that ownership of 5% or less of the stock or other securities of a corporation, the stock of which is listed on a national securities exchange or is quoted on The Nasdaq Stock Market, shall not constitute a breach of this Section 6, so long as Executive does not in fact have the power to control, or direct the management of, or is not otherwise associated with, such corporation; provided further, however, that if Executive's employment is terminated under Section 7(d) of this Agreement, then the provisions of this Section 6(b) shall remain in effect only so long as and during the period in which the Company continues to pay to Executive amounts as severance pursuant to Section 7(d) of this Agreement.

                           For purposes  hereof,  the term "Competing  Business"
shall mean (i) any business or venture which, directly or indirectly, markets or sells the type of collectibles sold by the Company; or
(ii) any business or venture which, directly or indirectly, manages, markets, sells, licenses, develops, produces or operates any internet-related service that promotes, or provides a means for the conduct of, on-line marketing, promotion, sales or distribution of the type of collectibles sold by the Company; or (iii) any other business which is substantially similar to the whole or any significant part of the business conducted by the Company.

                           (c)  During the Employment Term, Executive shall not
(i) directly or indirectly solicit or attempt to solicit any of the employees, agents, consultants or representatives of the Company to terminate his, her, or its relationship with the Company; or (ii) directly or indirectly solicit or attempt to solicit any of the employees, agents, consultants or representatives of the Company to become employees, agents, representatives or consultants of any other person or entity.


                  7. Termination of Employment. (a) Termination for Cause; Termination by Reason of Death or Retirement or Voluntary Resignation. In the event that Executive's employment hereunder is terminated during the Employment Term (x) by the Company for Cause (as defined below), (y) by reason of Executive's death or retirement or (z) by reason of Executive's voluntary resignation, other than for "Good Reason" (as defined below), the Company shall pay to Executive, within thirty (30) days of the date of such termination, only the Base Salary through such date of termination. For purposes of this Agreement, "Cause" shall mean (i) conviction of any crime (whether or not involving the Company) constituting a felony in the jurisdiction involved or any crime involving fraud or dishonesty; (ii) engaging in any substantiated act involving moral turpitude; (iii) engaging in any act which, in each case, subjects, or if generally known would subject, the Company to public ridicule or embarrassment; (iv) gross neglect or misconduct in the performance of Executive's duties hereunder, which is not cured within 10 days of Executive's receipt of written notice specifying such gross neglect or misconduct; (v) willful or repeated failure or refusal to perform such duties as may be delegated to Executive commensurate with Executive's position; or (vi) material breach of any provision of this Agreement by Executive.

                  (b) Disability. If, as a result of Executive's incapacity due to physical or mental illness, Executive shall have been absent from Executive's duties hereunder on a full time basis for either (i) one hundred twenty (120) days within any three hundred sixty-five (365) day period, or (ii) ninety (90) consecutive days, the Company may terminate Executive's employment hereunder for "Disability," except as otherwise required by law or the policies of the Company. In that event, the Company shall pay to Executive, within thirty (30) days, of the date of such termination, only the Base Salary through such date of termination. During any period that Executive fails to perform Executive's duties hereunder as a result of incapacity due to physical or mental illness (a "Disability Period"), Executive shall continue to receive the compensation and benefits provided by Section 3 of this Agreement until Executive's employment hereunder is terminated; provided, however, that the amount of compensation and benefits received by Executive during the Disability Period shall be reduced by the aggregate amounts, if any, payable to Executive under disability benefit plans and programs of the Company.

                           (c)Resignation for Good Reason.  Executive may resign
for "Good Reason," defined as Executive's written notice of resignation, at least 14 days in advance of such resignation, upon the happening of any of the following: (i) a material breach by the Company of its obligations to Executive arising in connection with this Agreement; (ii) if the Company substantially, materially, and without Executive's consent reduces Executive's title or job responsibilities, reduces the benefits available to Executive or reduces Executive's salary, except for general, across-the-board reductions in benefits by the Company affecting all employees equally and not disproportionately affecting Executive; or (iii) a Change in
Control. For purposes of this Agreement a "Change in Control" shall be deemed to have occurred upon the happening of any of the following events: (a) any "person", as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the 1934 Act), directly or indirectly, whether by purchase or acquisition or agreement to act in concert or otherwise, of 49% or more of the outstanding shares of common stock of the Company; or (b) a cash tender or exchange offer for 50% or more of the outstanding shares of common stock of the Company is commenced; or (c) the stockholders of the Company approve an agreement to merge, consolidate, liquidate, or sell all or substantially all of the assets of the Company; or (d) two or more directors are elected to the Board of Directors without having previously been nominated and approved by the members of the Board of Directors incumbent on the day immediately preceding such election; provided, however, that in the event
Section 3.7.1(a) of the Company's 1997 Stock Incentive Plan is amended so that a "change in control" is triggered by the purchase or acquisition or agreement to act in concert or otherwise, of less than 49% of the outstanding shares of Common Stock of the Company, then term "Change in Control" as used herein shall be amended to conform with such new definition in the Company's stock incentive plan, as amended.

                           (d)     Termination By Company For Any Other Reason.
In the event that Executive's employment hereunder is terminated by the Company during the Employment Term for any reason other than as provided in Section 7(a) or 7(b) of this Agreement, or if Executive resigns for "Good Reason" as provided in Section 7(c) above, then ( i )the Company shall pay to Executive the Base Salary through such date of termination and, in lieu of any further compensation and benefits for the balance of the Employment Term, an amount equal to $140,000 less any Option Profits ("Severance Pay"), and ( ii) all unvested Option Shares and all option shares granted pursuant to the December 31, 1998 consulting agreement shall immediately vest in full. For purposes of this Section 7(d), "Option Profits" shall mean the difference between the Fair Market Value (as such term is defined in the Company's 1997 Stock Incentive Plan) of the Company's common stock on the date of termination under this Agreement less the applicable option exercise price multiplied by the number of (i) applicable Total Option Shares fully vested and/or (ii) applicable shares of common stock issued upon exercise of any Total Option Shares, as the case may be. Such Severance Pay shall be paid, in the Company's sole discretion, either (i) commencing with such date of termination at the times and in the amounts such Base Salary would have been paid, or (ii) in a single lump sum payment to be paid no later than sixty (60) days after the date of termination. Notwithstanding anything to the contrary contained herein, in the event that Executive shall breach Section 5 or 6 of this Agreement, in addition to any other remedies the Company may have in the event Executive breaches this Agreement, the Company's obligation pursuant to this Section 7(d) to continue such salary payment shall cease and Executive's rights thereto shall terminate and shall be forfeited.

                  8. Assignment and Transfer. (a) This Agreement shall inure to the benefit of and be enforceable by, and may be assigned by the Company to, any purchaser of all or substantially all of the Company's business or assets, any successor to the Company or any assignee thereof (whether direct or indirect, by purchase, merger, consolidation or otherwise). The Company will require any such purchaser, successor or assignee to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such purchase, succession or assignment had taken place.

                           (b)  Executive's rights and obligations under this
Agreement shall not be transferable by Executive by assignment or otherwise, and any purported assignment, transfer or delegation thereof shall be void.

                  9. Miscellaneous. (a) Other Obligations. Executive represents and warrants that neither Executive's employment with the Company nor Executive's performance of Executive's obligations hereunder will conflict with or violate or otherwise are inconsistent with any other obligations, legal or otherwise, which Executive may have.

                           (b)License.  The Company acknowledges that Executive
is not licensed to practice law in the States of New Jersey and New York and Executive's employment with the Company is not conditioned on obtaining such licenses.

                           (c)Governing Law.  This Agreement, including the
validity, interpretation, construction and performance of this Agreement, shall be governed by and construed in accordance with the internal laws of the State of New York, without regard to principles of the conflicts of law thereof.

                           (d)Jurisdiction; Forum.  Each party hereto consents
and submits to the jurisdiction of any state court sitting in the county of New York or federal court sitting in the Southern District of New York in connection with any dispute arising out of or relating to this Agreement.Each party hereto waives any objection to the laying of venue in such courts and any claim that any such action has been brought in an inconvenient forum. To the extent permitted by law,any judgment in respect of a dispute arising out of or relating to this Agreement may be enforced in any other jurisdiction within or outside the United States by suit on the judgment, a certified copy of such judgment being conclusive evidence of the fact and amount of such judgment.

                           (e)Entire Agreement.  This Agreement contains the
entire agreement and understanding between the parties hereto in respect of the subject matter hereof and supersede, cancel and annul any prior or contemporaneous written or oral agreements, understandings, commitments and practices between them respecting the subject matter hereof, including all prior employment agreements, if any, between the Company and Executive, which agreement(s) hereby are terminated and shall be of no further force or effect.


                           (f)      Amendment.  This Agreement may be amended
only by a writing which makes express reference to this Agreement as the subject of such amendment and which is signed by Executive and a duly authorized officer of the Company.

                           (g)      Severability.  If any term, provision,
covenant or condition of this Agreement or part thereof, or the application thereof to any person, place or circumstance, shall be held to be invalid, unenforceable or void by a court of competent jurisdiction, the remainder of this Agreement and such term, provision, covenant or condition shall remain in full force and effect, and any such invalid, unenforceable or void term, provision, covenant or condition or part thereof shall be deemed, without further action on the part of the parties hereto, modified, amended and limited, and the court shall have the power to modify, to the extent necessary to render the same and the remainder of this Agreement valid, enforceable and lawful. In this regard, Executive acknowledges that the provisions of Sections 4 and 6 of this Agreement are reasonable and necessary for the protection of the Company.

                           (h)      Construction.  The headings and captions of
this Agreement are provided for convenience only and are intended to have no effect in construing or interpreting this Agreement. The language in all parts of this Agreement shall be in all cases construed according to its fair meaning and not strictly for or against the Company or Executive. The use herein of the word "including," when following any general provision, sentence, clause, statement, term or matter, shall be deemed to mean "including, without limitation." As used herein, "Company" shall mean the Company and its subsidiaries and any purchaser of, successor to or assignee (whether direct or indirect, by purchase, merger, consolidation or otherwise) of all or substantially all of the Company's business or assets which is obligated to perform this Agreement by operation of law, agreement pursuant to Section 7 of this Agreement or otherwise. As used herein, the words "day" or "days" shall mean a calendar day or days.

                           (i)      Nonwaiver.  Neither any course of dealing
nor any failure or neglect of either party hereto in any instance to exercise any right, power or privilege hereunder or under law shall constitute a waiver of any other right, power or privilege or of the same right, power or privilege in any other instance. All waivers by either party hereto must be contained in a written instrument signed by the party to be charged and, in the case of the Company, by its duly authorized officer.

                           (j)      Remedies for Breach.  The parties hereto
agree that Executive is obligated under this Agreement to
render personal services during the Employment Term of a special, unique, unusual, extraordinary and intellectual character, thereby giving this Agreement peculiar value, and, in the event of a breach or threatened breach of any covenant of Executive herein, the injury or imminent injury to the value and the goodwill of the Company's business could not be reasonably or adequately compensated in damages in an action at law. Accordingly, Executive expressly acknowledges that the Company shall be entitled to specific performance, injunctive relief or any other equitable remedy against Executive, without the posting of a bond, in the event of any breach or threatened breach of any provision of this Agreement by Executive (including, without limitation, Sections 5 and 6 of this Agreement). Without limiting the generality of the foregoing, if Executive breaches or threatens to breach Section 5 or 6 of this Agreement, such breach or threatened breach will entitle the Company to enjoin Executive from disclosing any Confidential Information to any Competing Business, to enjoin such Competing Business from receiving from Executive or using any such Confidential Information and/or to enjoin Executive from, indirectly or directly, owning, managing, operating, joining, controlling, participating in, investing in or otherwise being connected or associated with, in any manner, any such Competing Business. The rights and remedies of the parties hereto are cumulative and shall not be exclusive, and each such party shall be entitled to pursue all legal and equitable rights and remedies and to secure performance of the obligations and duties of the other under this Agreement, and the enforcement of one or more of such rights and remedies by a party shall in no way preclude such party from pursuing, at the same time or subsequently, any and all other rights and remedies available to it.

                           (k)      Notices.  Any notice, request, consent or
approval required or permitted to be given under this Agreement or pursuant to law shall be sufficient if in writing, and if and when sent by courier, such as Federal Express, which provides next business day delivery and tracking of delivery ("Courier"), or certified or registered mail, return receipt requested, with postage prepaid, to Executive's residence (as reflected in the Company's records or as otherwise designated by Executive on thirty (30) days' prior written notice to the Company) or to the Company's principal executive office, attention: Chief Executive Officer, as the case may be. All such notices, requests, consents and approvals shall be effective one business day after being sent by Courier for next business day delivery or, three days after being deposited in the United States mail. However, the time period in which a response thereto must be given shall commence to run from the date of receipt on the return receipt of the notice, request, consent or approval by the addressee thereof. Rejection or other refusal to accept, or the inability to deliver because of changed address of which no notice was given as provided herein, shall be deemed to be receipt of the notice, request, consent or approval sent.

                           (l)      Survival.  Cessation or termination of
Executive's employment with the Company shall not result in termination of this Agreement. The respective obligations of Executive and rights and benefits afforded to the Company as provided in this Agreement shall survive cessation or termination of Executive's employment hereunder, except as set forth herein. This Agreement shall not terminate upon, and shall remain in full force and effect following, expiration of the Employment Term and all rights and obligations of the parties hereto as and to the extent provided herein shall survive such expiration.

                  IN WITNESS WHEREOF, the Company has caused this Agreement to be duly executed on its behalf by an officer thereunto duly authorized and Executive has duly executed this Agreement, all as of the date and year first written above.

GREG MANNING AUCTIONS, INC.:                         EXECUTIVE:



By:  /s/Greg Manning                                     /s/James Reiman
Name:   Greg Manning                                   James Andrew Reiman
Title:     President, Chief Executive Officer