Form 10KSB
period 1999-06-30
GREG MANNING AUCTIONS INC
filed 1999-09-28
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________   to_________

                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

             New York                                         22-2365834
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)

         775 Passaic Avenue
      West Caldwell, New Jersey                                  07006
 (Address of Principal Executive Offices)                      (Zip code)

Registrant's telephone number, including area code:  (973) 882-0004

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
Ttle of each class                                     Which Registered
-------------------                                  ------------------------
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

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The Issuer's revenues for its most recent fiscal year were $ 14,799,375.

        The aggregate market value of the Common Stock held by non-affiliates (excludes Greg Manning, Leon Liebman and Afinsa Bienes Tangibles S.A.) of the Issuer as of September 7, 1999 (based on closing sale price of $15.063 per share as reported on NASDAQ), was $48,516,447.

        As of September 7, 1999, Issuer had 6,812,245 shares of its Common Stock outstanding.


        Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 1999, are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (Check One):   Yes   X     No




               THE REMAINDER OF THIS PAGE WAS PURPOSELY LEFT BLANK

                                     PART I.

Item 1. DESCRIPTION OF BUSINESS

General

         Greg Manning Auctions, Inc. ("Greg Manning Auctions" or the "Company") was founded by Greg Manning, its Chairman and Chief Executive Officer, who has conducted public auctions of stamps since 1966. In October of 1998, the Company acquired Teletrade, Inc. which gave the Company the platform to conduct auctions over the Internet. As a result, Greg Manning Auctions believes it is now well positioned to become a premier collectibles destination site on the Internet.

         In addition to conducting its operations in the United States, Greg Manning Auctions' goal is to become a leading collector destination site on the Internet throughout the world. In furtherance of this goal, the Company has recognized the opportunity that exists in Asia and Europe where the Internet has not had the same penetration as it has to date in the U.S. Accordingly, in 1999, Greg Manning Auctions established one of the first collectibles online auction house in China, GMAI-ASIA.com, and conducted , the Company believes ,the first ever online Internet stamp auction in that country. In addition, in 1999 the Company, together with Afinsa Bienes Tangibles, S.A. formed GMAI-Europe.com, a joint venture formed to conduct Internet auction and retail sales in Europe through a newly established office in Madrid, Spain.

         The Company believes, based on its knowledge of the market, that it is one of the largest auction houses of stamps in the world (although there is no publicly available data with respect to stamp auction sales). In addition to stamps, stamp collections and stocks, the Company's expanded product line includes items such as sports trading cards and memorabilia, movie posters, fine art, rare coins, diamonds, comic books, Hollywood and Rock and Roll Memorabilia, manuscripts and autographs. Based in West Caldwell, New Jersey, with offices in Kingston, New York, the Company has approximately 75 full-time employees.

         Greg Manning Auctions, Inc. is positioned for substantial growth after acquiring Teletrade, which pioneered interactive telephone auctioning and is a leading Internet auctioneer of coins, diamonds, and sports cards. The Company is seeking to leverage its position as a preeminent traditional global stamp auction house to become a high-end, full-service, state-of-the-art, fine collectibles auction company with the most comprehensive services available in the industry. It is the first publicly owned auction company to operate real-time auctions simultaneously over the Internet and via telephone while providing confidential transmission of bidder and seller information over the Internet. While Greg Manning Auctions is one of the nation's leading stamp auction house and one of the largest specialty stamp auction houses in the world, the Company has refocused its business towards the electronic commerce industry.

          The  Company   conducts  its  operations   directly  and  through  its
subsidiaries: Greg Manning Auctions, Inc., which conducts the world's largest auctions of intact stamp collections, stocks and accumulations; Ivy & Mader Philatelic Auctions, Inc., which conducts auctions and produces a deluxe catalog selling high-end individual stamps, sets and covers; Greg Manning Galleries, Inc., which conducts mail, fax and telephone auctions of popular priced stamps and covers; CEE JAY Auctions, which holds public auctions and generally sells lower priced individual stamps, covers and large lots; and Teletrade, Inc., the originator of phone-in coin auctions, which conducts live auctions on the Internet and via telephone of rare coins, diamonds and sports cards. The Company will soon inaugurate internet bidding for live auctions as well.

         The Company believes that there are two major trends in the collectibles marketplace that will have a positive influence on the Company's business: First, the number of collectors and the interest in collecting is growing, both in the United States and globally; and second, the Internet is playing a key role in driving this heightened interest in collecting.

         The Company is also establishing strategic alliances with companies that, it believes, will help it to reach the broadest possible universe of collectors. During 1999, the Company signed a joint marketing agreement with AT&T Labs to promote Greg Manning's high-end auction services and AT&T Labs' DjVu technology on AT&T Worldnet Services Home Page. The Company also signed a definitive agreement with Butterfield & Butterfield, a wholly-owned subsidiary of eBay Inc., under which Greg Manning will be a significant participant in a future initiative by e-Bay to feature premier offerings of collectibles and fine art from around the world. The Company's websites are: WWW.GREGMANNING.COM, WWW.TELETRADE.COM, and www.gmai-asia.com.

         In addition to auctions, which is the Company's primary method of sale, the Company enters into "private treaty" transactions in which owners of collectibles arrange to have their property sold to third-parties in privately negotiated transactions. The Company also purchases collectibles for sale for its own account.

         The Company seeks to provide the highest quality service and personal attention to its clients. The Company's longevity in its core auction business selling rare stamps, stamp collections and stocks has enabled it to develop an international network of clients, both dealers and collectors, buyers and sellers, who use the Company's services on a consistent basis. The Company believes that its extensive auction and marketing experience in the rare stamp markets can be applied and utilized in other areas of the collectibles business. The Company has expanded by taking advantage of such opportunities through its acquisition of Teletrade and will consider other acquisitions as appropriate.

Teletrade

         Teletrade conducts live auctions simultaneously over the Internet and via telephone. Teletrade is believed to be the largest interphonic (combined Internet and Telephone Systems) auction house for coins, sports cards, and diamonds in North America. In 1998, Teletrade had aggregate sales of approximately $24 million. GMAI's Teletrade usually auctions over 5,000 lots each week from its Internet site at www.teletrade.com where it holds coin and sports auctions five days a week 52 weeks a year. In addition to its easy to use Internet bidding technology, GMAI's Teletrade offers bidders the option to place bids and receive "real time" bid status information via a unique, proprietary, touch-tone telephone and computer technology which GMAI's Teletrade developed and owns.

         Teletrade auctions are full-service auctions and all of its offerings are backed by a full satisfaction guarantee. Unlike person-to-person Internet auctions, GMAI's Teletrade holds in its possession each of the items offered for sale and professionally ships all items sold to buyers. GMAI's Teletrade also collects all monies due from buyers and promptly remits sale proceeds to consignors. Teletrade's mission is to provide an innovative yet safe auction process that protects both buyers and consignors, including each party's confidentiality.

Technology

         Greg Manning utilizes advanced technology to enhance the collecting experience. Greg Manning's technology provides the Company with the opportunity to add features and options for the benefit of the customer. The Company already possesses a proprietary technology that permits bidding by touch-tone telephone in an Internet auction. The Company believes that touch-tone bidding and bid tracking is a convenience feature for those customers in the United States who have access to the Internet, but elect instead to use their cell phone or telephone. The technology also provides Greg Manning the opportunity to enter markets where the penetration of the Internet is not as deep as in the United States. This also allows the Company to add retail selling opportunities, while maintaining the cost advantages of the "virtual" business.

Philately

         Philately, or stamp collecting, has grown steadily during the twentieth century. The stamp collecting market is currently worldwide and modern telecommunications have facilitated the development of an international network of dealers and collectors who interact regularly to pursue their interest in philately.

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

         Rare stamp and stamp collection auctions are a large part of the Company's business. As a leading philatelic auction house, the Company provides the full range of services necessary to facilitate the sale and purchase of stamp collections, dealer stocks, accumulations, sets and single rare stamps. The Company believes, based on its knowledge of the market, that it is one of the world leaders in specialized auctions of stamp collections, dealer's stocks and accumulations (although there is no publicly available data with respect to stamp auction sales).

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

         Greg Manning Galleries ("Galleries") is engaged primarily in the business of conducting stamp auctions by mail and occasionally conducts auctions of art and historical items, including rare autographs and documents. Beginning in fiscal 1999, Galleries also began conducting auctions of comics, movie posters and Hollywood and Rock and Roll memorabilia.

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

Sports Trading Cards and Sports Memorabilia

         Recognizing the growing interest in sports trading cards and sports memorabilia, the Company broadened its business to include the sale of such sports collectibles. In addition, with the recent acquisition of Teletrade, the Company has substantially expanded its product line and business in sports trading cards, especially certified cards, and sports memorabilia. Teletrade holds biweekly internet/telephone live auctions of both certified and raw sports cards.The sports collectibles industry has grown rapidly in recent years, with the emergence of price guides and hobby magazines, and appears to be continuing to experience increasing collector interest.

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

Coins

         In 1986, Teletrade was the first company to fully automate the auctioning of coins via touch-tone phone technology. Since then it has added the Internet to its auctioning system as a tool to enhance its auction platform..

         With a focus on superior customer support and quality service and for being responsive to customer needs, Teletrade is now the largest full-service auction house for certified coins in North America. Teletrade's long history in this field has created a wealth of over 10 years of pricing information. The online price guide is the first online source showing real prices paid by real buyers for specific items in auctions, and is offered to Teletrade participants free of charge. With 13 years of experience in the business, Teletrade has close ties with many of the industries largest dealers.

Hollywood and Rock `n Roll Memorabilia

         The Company has recently begun auctioning apparel and equipment, owned, and sometimes concert-used, by Rock and Roll artists. In most cases these items are unique, which means that collectors can attain a certain "closeness" to their favorite artist or group by owning pieces from their private wardrobe or archive. The Company has developed relationships with well known artists and managers which play a vital role in the acquisition of not only specialty items, but entire collections as well. The Company achieved record levels on many items in our April 1999 auction.

            The collecting of movie props and other original film related articles has also become a fast growing hobby, within which the Company played a key role in 1999 to bring Hollywood collectibles to market. The Company has also sought to cultivated important contacts within the film industry to enable it to supply its collector base and auction venues with appropriate products.

Movie Posters
         Movie posters have recently become of increasing interest to collectors. They were originally created to advertise films at movie theatres and were never mass-produced for a consumer market. The scarcity of these posters has created a significant level of demand in the hobby. Although the hobby has been active for the last twenty years, recent awareness by the public has created a surge in both demand and value, and indications are that this will continue in the indefinite future. With that in mind, the Company has been active in buying and selling, both privately and through auction, a broad spectrum of posters to cover all areas of collecting interest from vintage eras to the latest releases. The Company's most recent auction of these posters set several world records.

Comic Books

          There has recently been increased interest in the collectibility of the popular arts, comic books, animation celluloids, original artworks and drawing (for the exterior and interior of comic books and also for use in the production of animated films). Related material has been found to have particular appeal amongst collectors between the ages of thirty five and fifty years old. This segment of the market, sometimes referred to as the "baby boomer generation", is responsible for the vast majority of sales of the 1950's-1970's comic books and related items.

           GMAI has been seeking to cultivate a substantial clientele within this market for this material. GMAI also buys and sells vintage comic books privately, specializing in the high end of market with emphasis on the most popular and desirable subjects, such as Superman and Batman.

Diamonds

                With the recent acquisition of Teletrade, the Company has expanded its product line and broadened its business to include the sale of certified diamonds. Two internet/telephone auctions are conducted each week and the Company believes that it is the only Internet/telephone auction company that regularly auctions diamonds. The average value per lot auctioned is $5,000 and the Company charges both the buyers and sellers a commission of 0 - 5.5%, depending on the price realized. The Company has established close working relationships with the largest diamond manufacturers and dealers in the world, who provide on consignment a high volume and steady stream of certified diamonds. Every diamond auctioned has been certified by GIA, a respected worldwide gemological institute , and comes with a diamond grading report issued by GIA's Gem Trade Laboratory. Additionally, diamonds sold are internationally registered in the buyer's name, by use of the Gemprint(TM) system, and legally recognized documentation of ownership is provided. Consumers receive a discount of up to 10% from participating insurance companies on diamonds which are Gemprint(TM) registered.

Art

         In August 1998, the Company expanded its specialties and added fine art to its product line by acquiring the inventory of a former major art gallery with offices in New York City, New Orleans and Tokyo. This collection of limited edition prints, oil paintings, watercolors, drawings, sculptures, and photographs, represents prominent artists, including many of the international giants of the 20th Century.

         The Company's appearance at ArtExpo-New York this past March served as the primary introduction and established the Company as a presence in the fine art scene. In June, the division launched a site on Artnet.com, one of the leading fine art Internet venues. Entering their database of galleries and artists has increased circulation to the Company's own site and has paved the way for the Company to become a leader in the fine art Internet market.

         The division currently offers this inventory through Internet sales and direct sales at retail and wholesale prices. The Company plans to expand its sales by holding Internet auctions.

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

Auction Sales

         The Company sells property primarily by public auction. Selling by auction generally provides owners the opportunity to realize the highest sales price available in the market, although there is always the inherent risk that the auction price may not be as high as a property owner expected or desired. At public auction, the Company generally earns a commission from the seller of between 5% to 15% and a commission from the buyer of between 10% to 15% in most of the Company's markets.

         One key to reducing the risks associated with the auction process for property owners is achieving high levels of participation in the auctions by potential buyers. Through the use of print advertisements in Linn's Stamp News, Coin World and other industry publications, the Company advertises its auctions to potential purchasers. For sports trading card and memorabilia auctions, the Company advertises in Sports Collectors Digest and other major trade publications. In addition to advertisements, the Company promotes most auctions through advance distribution of a catalogue for that auction to customers on the mailing lists of the Company and to potential customers who respond to the Company's advertisements and appearances at trade shows. Each catalogue describes and often depicts the items to be sold at auction, contains the Company's estimates of prices to be realized for each item, and depending on the market, may be produced in full color.

         Auctions are generally open to public bidding and, in an effort to increase international participation at auctions, the Company has facilities for bidding by mail, telephone and facsimile, which may be done prior to auction. Thus, although the

Company's auctions take place primarily in New Jersey and New York , purchasers and sellers throughout the world are able to participate at the auctions.

         The Company manages four types of auctions: (1) live auctions; (2) mail and absentee auctions; (3) Internet/Telephone auctions and (4) telephone auctions. The type of auction utilized for each sale is determined in advance of such auction, and the decision on which type of auction to use is made based on a variety of factors including the type of property to be sold, the market into which the property will be sold, the size of the auction, and other factors. In each type of auction, a catalogue or list of lots is mailed and otherwise distributed to all interested customers in order to facilitate the bidding process by providing descriptions of each lot by lot number.

         In a live auction, bidders may bid in person or by telephone on each lot as presented in the order shown in the catalogue at the time and date of the auction. Before the auction, bidders may bid by lot as shown in the catalogue and communicate such bids to the Company by mail, fax or by telephone. At the auction, the auctioneer typically opens the bidding at levels based on bids received prior to auction or previously established reserve prices. The property being auctioned is sold to the highest bidder, whether such bid was received before the auction or at the time of sale, and such high bidder must pay the hammer price, the applicable buyer's premium and applicable sales tax. The auctioneer regulates the bidding and reserves the right to refuse any bid believed by him not to be made in good faith.

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

         In an Internet/Telephone auction, registered bidders can place "maximum bids" either on the www.teletrade.com web site or via touch-tone telephone. This allows the bidder to place the highest amount they are willing to pay on a lot and the computer will bid on behalf of the bidder up to the maximum bid amount. This feature relieves the bidder from having to monitor the auction while in progress. Once the auction has begun, bidders can access the current bids. After the auction is over, results are available to both buyers and sellers and can be accessed as soon as 15 minutes after the auction has closed. Prices realized are available as well. Winning bidders mail their payments to Teletrade and their package is then shipped. Consignors are paid within 36 days of the auction

         In a telephone auction, bidders may bid on each lot as shown in the catalogue and communicate such bids to the Company by mail, fax and telephone before the auction. On the date of the auction, beginning usually 3-4 hours before the published time of the end of the sale, the Company receives inquiries by telephone from bidders and prospective bidders about current bids on specific lots. During these telephone inquiries, the caller directs the Company to enter or modify the caller's bids on such specific lots. At the end of the specified time period, the highest bid on each lot is declared the winner and, as in other types of auctions, the successful bidder must pay the winning bid plus the applicable buyer's premium and applicable sales tax.

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

         The Company does not provide any guarantee with respect to the authenticity of property offered for sale at auction except as noted in its terms and conditions of sale. Each lot is sold as genuine and as described by the Company in the catalogue. However, when, in the opinion of a competent authority mutually acceptable to the Company and the purchaser, a lot is declared otherwise, the purchase price will be refunded in full if the lot is returned to the Company within a specified period. In such event, the Company will return such lot to the consignor before a settlement payment has been made to such consignor for such lot. To date, returns have not been material. Large collections are generally sold on an "as is" basis.

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

         The amount of a cash advance generally does not exceed 50% of the Company's estimate of the value of the property when sold at auction. Consignors are given the option of paying interest on such cash advances at a negotiated rate or allowing the Company to receive a higher commission upon sale of the property.

Computerization and Security

         The Company maintains computerized tracking systems which are used to catalogue and describe all of the property delivered to the Company. Property is stored in the Company's specialized vaults until it is sold or put on public exhibition, in the case of property to be sold at auction, generally 21 days before auction.

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

         The Company stores consigned property in high security vaults located at the West Caldwell headquarters and the Kingston, New York facility. The security system installed is rated by an alarm service company, and the Company believes that there is a significant level of protection of an owner's property from theft, fire and other causes of damage.

         In addition to the protection provided by the vaults, the Company provides insurance coverage for consigned property and the inventory of the Company. The Company maintains a policy with Lloyds of London which management believes provides adequate coverage for damage or loss while the property is stored at the Company's offices. The policy also provides, what management believes is adequate coverage for damage or loss during the transportation of property from the customer to the Company's offices and from the Company's offices to an auction location. The Company maintains the flexibility to obtain higher limits for coverage as circumstances may require.

         The Company has devoted significant attention and resources to its WWW.GREGMANNING.COM web site. This site received a complete overhaul in June
1999 and is continuing its development as the centerpiece of the Company's e-commerce activities. Recent initiatives for the Company's web site include the addition of a retail component and electronic catalogs.

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

Competition

         The world philatelic market, the sports trading card and memorabilia market and the rare documents market are highly competitive. Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc. H.R. Harmer, Robert A. Siegel, Philatelists on Line and eBay. With respect to the Company's sports trading card and sports memorabilia auction business, the Company's primary competitors are Lelands, Mastro Auctions, Sotheby's, Collector's Universe and eBay. With respect to the Company's coin operations, the Company's primary competitors are Heritage, Stacks, Collector's Universe, Bower's and Merena, and Superior. With respect to the Company's Hollywood Rock `n Roll Memorabilia business, the Company's primary competitors are Butterfield & Butterfield, Sotheby's and Christies. With respect to the Company's Comic Book business, the Company's primary competitor is Sotheby's. With respect to the Company's Movie Poster business, the Company's primary competitors are Howard Lowery, Skinners, Butterfield & Butterfield, Sotheby's and Vintage Poster Auctions.

Employees

         The Company presently has 75 full-time employees, including its President, Chief Executive Officer and Chairman of the Board, Greg Manning and Chief Financial Officer, James A. Smith. The Company also employs David Graham as a Senior Vice President and James Reiman as Executive Vice President of e-Commerce Strategic Development. The Company also hires persons on a temporary basis to assist in organizing its auctions and for other specialized purposes.

Item 2. DESCRIPTION OF PROPERTY

         The Company's headquarters are located in space leased under an agreement that extends to May 31, 2000 (with an option to purchase) and consists of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell New Jersey at an annual rental of approximately $116,000. The Company also leases approximately 7,300 square feet of office space for it's Teletrade subsidiary in Kingston, New York at an annual rental of approximately $85,500.


Item 3 LEGAL PROCEEDINGS

         The Company is not a party to any litigation material to the Company's financial position or results of operations nor, to the knowledge of the Company, is any litigation of a material nature threatened.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

         The Company's Common Stock is listed on the Boston Stock Exchange ("BSE") under the symbols "GGM", and is quoted on the Nasdaq SmallCap System ("NASDAQ") under the symbol "GMAI". Prior to May 19, 1993, there was no public market for the Company's securities. According to American Stock Transfer & Trust and ADP Proxy Services, the holders of record of the Company's Common Stock totaled 90 and beneficial owners of record totaled 2,953 at July 26, 1999.

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

         The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 1998 and 1999 are shown in the following schedule:

                                       For the years ended June 30,
                               --------------------------------------------
                                    1998                    1999
                               ----------------       --------------------
             (Quarter)           High       Low           High        Low
             ---------           ----       ---           ----        ---
             First             $ 2.438   $ 1.844        $ 2.406    $ 1.500
             Second            $ 2.313   $ 1.188       $ 21.750    $ 1.625
             Third             $ 1.844   $ 1.125       $ 14.500    $ 7.500
             Fourth            $ 2.125   $ 1.188       $ 22.000    $ 9.250


        The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

General
        The Company's aggregate sales are generated by the sale of property at auction (the primary method of selling utilized by the Company), by private treaty and by sale of the Company's inventory. The following table displays the aggregate sales for the Company for the years ended June 30, 1998 and 1999, and shows the comparisons for the respective years subdivided by source and market:

                                                     For the years ended June 30,        Percentages
                                                 ------------------------------------
                                                       1998            1999            1998       1999
                                                 --------------   --------------      ------      -----
   Aggregate Sales                              $   22,487,908    $   39,602,859       100%        100%
                                                 ============     ==============       ====        ====
              By source:
                 A. Auction                     $   16,343,918    $   29,736,965        73%         75%
                 B. Sales of inventory               6,143,990         9,865,894        27%         25%

                                                 -------------    --------------      -----       -----

              By market:
                 A. Philatelics                 $   21,685,478    $  18,500,985         96%         47%
                 B. Sports Collectibles                588,148        7,247,777          3%         18%

                 C. Numismatics                                      11,393,167                     29%
                 D. Diamond                                             422,041                      1%

                 E. Art                                               1,358,898                      3%
                 F. Other collectibles                 214,282          679,991          1%          2%

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

Year ended June 30, 1999 compared with Year ended June 30, 1998
         Revenues: For the year ended June 30, 1999, operating revenues increased $6,108,954 (70%) to $14,799,375 compared with $8,690,421 for the year ended June 30, 1998. This increase is largely attributable to an increase in sales of Company-owned inventory of $3,721,904 and an increase in commissions earned of $2,387,050. The primary reason for these increases was an increase in private treaty sales of stamps ($1,443,900) and art ($1,361,199) and the inclusion of eight months of Teletrade activity which was not included in the prior year.

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

        Gross margins on the sales of Company-owned inventory increased by 78%, from $1,575,000 for the year ended June 30,1998 to $2,797,000 for the year ended June 30, 1998. This increase of $ 1,222,000 was mainly attributable to an increase in non-auction philatelic sales which increased gross margins by $347,000, and non-auction art sales which increased gross margins by $978,000 in the year ended June 30, 1999 over the previous year.

        Operating Expenses: The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 1999 totaled $8,342,000 compared with $4,847,000 for the year ended June 30, 1998, representing an increase of $3,495,000 (or 72%). Of this increase, $1,852,000 (53%) was attributable to the inclusion of Teletrade, which was not included last year. The primary changes in the operating expenses for the year ended June 30, 1999 from the prior year were increases in marketing costs of $971,000 (166%), depreciation and amortization of $871,000 (277%) and salaries and wages of $1,151,000 (69%). The increase in overall costs in combination with the revenue increases had the effect of keeping operating costs as a percent of operating revenue at 56% during the years ended June 30, 1998 and 1999.

        Interest income and expense: Interest expense increased $111,000 (18%) to $721,000 for the year ended June 30, 1999 as compared to that of the previous year. This increase was attributable to higher average borrowings caused primarily by the financing of the Teletrade acquisition, an increased level of advances to consignors and increased borrowings for inventory purchases during the most recent year. Interest income decreased during the year ended June 30, 1999 by approximately $12,000. This was caused by an overall reduction in interest rates charged to advances to consignors in return for a larger commission on the sale of their consignments.

        Provision for Income Taxes: For the year ended June 30, 1999, the Company recorded an income provision of $456,000 compared to a tax benefit of $55,000 for the preceding year.

        Net Income : The Company recorded net income for the year ended June 30, 1999 of $581,000 compared to a net loss of $ 232,000 for the year ended June 30, 1998, reflecting an increase of $813,000 during this period. The increase in operating income of $114,000 during the year ended June 30, 1999, coupled with an increase in the gain on sale of marketable securities of $1,351,000 and an increase in the provision for income taxes of $511,000 compared to the previous year were the main contributors to the change in earnings.

Year 2000 Compliance

        Many currently installed computer systems, software products and other equipment utilizing microprocessors are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000 issue".

        The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), which was substantially completed by the summer of 1999. The Company has retained a consultant who will assist in the management of the Y2K Program as it relates to (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. The Company currently does not anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations. Nevertheless, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendor or supplier fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.

        The foregoing statements are forward looking. The Company's actual results could differ.

European Monetary Union

        The European Monetary Unit (the "euro") was introduced on January 1, 1999 as a wholesale currency. The eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies and the euro. The existing currencies will continue to be used as legal tender through January 1, 2002; thereafter, on July 1, 2002, the existing currencies will be cancelled and euro bills and coins will be used for cash transactions in the participating countries.

        The Company believes that its European financial and cash management operations affected by the euro conversion have adequately been prepared for its introduction. For the transition period and the period after January 1, 2002, the Company has established an internal group of management to analyze the potential business implications of converting to a common currency. The Company is able to determine the ultimate financial impact, if any, of the euro conversion on its operations, given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates.

Future Impact of Recently Issued Accounting Standards

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective July 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

Liquidity and Capital Resources

        The Company experienced a negative cash flow from operating activities of $ 3,482,000 for the year ended June 30, 1999 as compared to a positive cash flow of $ 2,168,000 for fiscal 1998, a decrease of $ 5,650,000. This decrease in cash flow for the year ended June 30, 1999 was primarily attributable to an increase in inventory and advances to consignors of approximately $ 4,947,000 and a decrease in payables to third party consignors of $ 3,136,136 which was partly offset by decreases in accounts payable and accrued expenses of approximately $ 1,965,000.

        The Company had a negative cash flow from investing activities of $ 1,718,000 for the year ended June 30, 1999 as compared to a positive cash flow of $ 657,000 for the previous year, a decrease of $ 2,375,000. The negative cash flow for the year ended June 30, 1999 was primarily attributable to the acquisition of Teletrade and the investment in GMAI-Asia.com which was partly offset by the sale of PICK stock.

        During the year ended June 30, 1999, the Company borrowed an additional $ 1,500,000 from Brown Brothers Harriman & Co. ("Brown Brothers") in the form of a term loan, payable in quarterly installments of $150,000 beginning June 30, 2000 and ending on September 30, 2002, the proceeds of which were used to purchase the stock of Teletrade. During this same period, the Company increased its borrowings under its revolving credit facility by $ 237,000, paid other demand notes in the amount of $ 738,000, and paid down on its term loans by $ 75,000. These amounts were offset by the exercise of employee stock options and the sale of the Company's Common Stock totaling $4,392,000. This provided for a net increase in cash provided by financing activities of approximately $ 5,010,000.

        The revolving credit agreement with Brown Brothers was entered into in May 1995, as subsequently amended in February 1998 and June 1999, and provides for a credit facility for working capital purposes in an aggregate amount of $6,750,000. Borrowings under this facility are based on a formula of account receivables, inventory and consignor advances. This credit facility is used to fund cash advances and inventory purchases as well as to provide additional
liquidity  using  the  Company's   auction   receivables  and  other  assets  as
collateral. At June 30, 1999, borrowings under this facility aggregated $3,702,000 and are payable on demand. On June 29, 1995, the Company entered into a five year term agreement for $375,000 ($ 87,500 balance at June 30, 1999) with Brown Brothers, the proceeds which were used to fund expenses relating to the Company's move to and refurbishment of its current West Caldwell, New Jersey location.

        The loan agreements with Brown Brothers contain various financial and operating guidelines to which the Company must adhere and which, among other things, prohibit payment of dividends or like distributions without the consent of Brown Brothers. Brown Brothers has agreed that, absent a material adverse change (as determined by Brown Brothers) or event of default, it will provide the Company with a 120-day notification period prior to issuing a demand for repayment, provided that the Company is in compliance with such guidelines. Brown Brothers has advised the Company that, because the facility is a demand credit facility rather than a contractually committed credit facility, the failure of the Company to be in compliance with such guidelines is not, in itself, an event of default, and that the only consequence of its failure to be in such compliance is that Brown Brothers has the right to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day advance notice period. As of June 30, 1999, the Company was in compliance with all guidelines.

        A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the years ended June 30, 1998 and 1999, the Company's expense relating to bad debt was approximately $240,000 and $86,000 respectively. Over the past ten years the Company's history of bad debts has been less than 2% of aggregate sales. For the years ended June 30, 1998 and 1999 these amounted to 1.07% and 0.22% respectively, of aggregate sales.

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

Safe Harbor Statement

         From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

          (9) The business of the Company is substantially dependent upon obtaining collectibles on consignment for sale at auction, and to a lesser extent the ability of the Company to purchase collectibles outright for sale at auction. At times there is a limited supply of collectibles available for sale by the Company, and such supply varies from time to time. While the Company generally has not experienced a lack of collectibles that has prevented it from conducting appropriately sized auctions on an acceptable schedule, no assurance can be given that the

               Company  will  be  able  to  obtain   consignments   of  suitable
               quantities of collectibles in order to conduct auctions of the size, and at the times, the Company may desire in the future. The Company's inability to do so would have a material adverse effect on the Company.

          (9) The development and success of the Company's business has been and will continue to be dependent substantially upon its President, Chairman and Chief Executive Officer, Greg Manning. The unavailability of Mr. Manning, for any reason, would have a material adverse effect upon the business, operations and prospects of the Company if a suitable replacement is not engaged.

          (9) The Company frequently grants credit to certain purchasers at its auctions permitting them to take immediate possession of auctioned property on an open account basis, within established credit limits, and to make payment in the future, generally within 30 days. This practice facilitates the orderly conduct and settlement of auction transactions, and enhances participation at the Company's auctions. In such events, however, the Company is liable to the seller who consigned the property to the Company for the net sale proceeds even if the buyer defaults on payment to the Company. While this practice has not resulted in any material loss to the Company, the dollar volume of the Company's potential exposure from this practice could be substantial at any particular point in time.

          (9) The business of selling stamps and other collectibles at auction is highly competitive. The Company competes with a number of auction houses throughout the United States and the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other concerns with greater financial and other resources and name recognition will not enter the market.

          (9) The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings; (ii) settlements, investigations, claims and changes in those items; and (iii) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

          (9) The Company's results of operations may also be affected by the amount, type and cost of financing which the Company maintains, and any changes to the financing.

          (9) The Company intends to consider appropriate acquisition candidates as described in "Future Planned Expansion" herein.
               There can be no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future.

        -The Company's operations may be adversely affected by the passage of laws or regulations affecting Internet commerce. (including sales tax regulations)

Item 7. FINANCIAL STATEMENTS

        The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 7:

                                      INDEX
                                                                          Page
                                                                         Number
                                                                         ------

Report of Independent Accountants . . . . . . . . . . . . . . . . . . .     19

Report of Management. . . . . . . . . . . . . . . . . . . . . . . . . .     20

Consolidated Balance Sheet - June 30, 1999  . . . . . . . . . . . . . .     21

Consolidated Statements Of Operations - Years ended June 30, 1998 and
June 30, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     22

Consolidated Statement of Stockholders' Equity--Years ended June 30,
1998 and June 30, 1999  . . . . . . . . . . . . . . . . . . . . . . . .     23

Consolidated Statements of Cash Flows - Years ended June 30, 1998 and
June 30, 1999   . . . . . . . . . . . . . . . . . . . . . . . .. . . . .    24

Consolidated Statements of Comprehensive Income--Years ended
June 30, 1998 and June 30, 1999  . . . . . . . . . . . . . . . . . . . .    25

Notes to Consolidated Financial Statements .  . .  . . . . . . . . . . .    26

                        Report of Independent Accountants


To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the accompanying consolidated balance sheet of Greg Manning Auctions, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the years ended June 30, 1998 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its Subsidiaries as of June 30, 1999, and the results of their operations and their cash flows for the years ended June 30, 1998 and 1999 in conformity with generally accepted accounting principles.

/s/ Amper, Politziner & Mattia P.A.

September  23, 1999
Edison, New Jersey

Greg Manning Auctions, Inc.
775 Passaic Avenue
West Caldwell, New Jersey 07006

September 23, 1999

REPORT OF MANAGEMENT

The Company's  consolidated  financial  statements  were prepared by management.
Which is responsible for their integrity and objectivity. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's best estimates and judgements.

Management is further responsible for maintaining a system of internal control structure and related policies and procedures designed to provide reasonable assurance that assets are adequately safeguarded and that the accounting records reflect transactions executed in accordance with management's authorization.


                  /s/  Greg Manning                  /s/  James Smith
                  Chairman, President and            Chief Financial Officer
                  Chief Executive Officer

                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheet
                                  June 30, 1999

                                     Assets
Current Assets
      Cash and cash equivalents                                        $413,633
      Accounts receivable
            Auctions receivable                                       6,559,599
            Auctions receivable - related party                         850,000
            Advances to consignors                                    3,037,476
      Stock subscriptions receivable - related party                  3,000,000
      Inventory                                                       6,176,128
      Deferred tax asset                                                339,000
      Prepaid expenses and deposits                                     442,071
                                                                  --------------
                Total current assets                                 20,817,907

Property and equipment, net                                             691,885
Goodwill (net)                                                        4,505,106
Customer Lists (net)                                                    351,667
Trademarks (net)                                                      2,900,000
Investment in joint venture                                             520,194
Other non-current assets
      Deferred tax asset                                                823,000
      Inventory                                                         900,000
      Advances to consignors                                            699,218
      Other                                                             376,936
                                                                  --------------
            Total assets                                           $ 32,585,913
                                                                  ==============

                      Liabilities and Stockholders' Equity
Current liabilities:
      Demand notes payable                                           $3,702,000
      Notes payable                                                   1,213,859
      Notes payable to shareholders
      Payable to third party consignors                               3,281,384
      Accounts payable                                                1,835,516
      Income taxes payable                                              683,405
      Accrued expenses                                                1,783,497
                                                                  -------------
            Total current liabilities                                12,499,661
Notes payable - long term                                             1,605,325
                                                                  -------------
            Total liabilities                                        14,104,986

Preferred stock, $.01 par value. Authorized
      10,000,000 shares; none issued.                                        0
Common stock, $.01 par value. Authorized
      20,000,000 shares; 6,495,622 issued and outstanding                67,810
Additional paid in capital                                           17,179,143
Retained earnings                                                     1,233,974
                                                                  -------------
      Total stockholders' equity                                     18,480,927
                                                                  -------------
      Total liabilities and stockholders' equity                    $32,585,913
                                                                  =============
                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations

                                                                       Years ended June 30,
                                                                --------------------------------
                                                                    1998               1999
                                                                ---------------- ---------------
Operating Revenues
      Sales of merchandise                                       $ 6,143,990        $ 9,865,894
      Commissions earned                                           2,546,431          4,933,481
                                                                -------------       -----------
                                                                   8,690,421         14,799,375

Operating Expenses
      Cost of merchandise sold                                     4,568,670          7,069,174
      General and administrative                                   4,266,507          6,785,720
      Marketing                                                      580,999          1,556,206
                                                                -------------       -----------
          Operating loss                                           (725,755)          (611,725)

Other income (expense)
      Gain on sale of marketable securities                          672,452          2,023,206
      Interest income                                                376,932            365,315
      Interest expense                                             (610,181)          (720,712)
      Loss from operations of joint venture                                            (19,430)
                                                                -------------       -----------
          Income (loss) before income taxes                        (286,552)          1,036,654

Provision for (benefit from) income taxes                           (55,000)            456,000
                                                                -------------       ------------
      Net Income (loss)                                         $  (231,552)        $   580,654
                                                                =============       ============

Basic Earnings (loss) per share
      Weighted average shares outstanding                         4,419,997           5,601,251
                                                                =============         ==========
      Basic earnings (loss) per share                                 $0.05               $0.10
                                                                      =====               =====

Diluted Earnings (loss) per share
      Weighted average shares outstanding                         4,419,997           6,044,608
                                                                  =========           =========
      Diluted earnings (loss) per share                               $0.05               $0.10
                                                                      =====               =====
                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                 Consolidated Statement of Stockholders' Equity
                       Years ended June 30, 1998 and 1999

                                                                                  Accumulated
                                            Common Stock          Additional         Other                          Total
                                        Number of      Par          Paid-in       Comprehensive    Retained     Stockholder'
                                         Shares       Value         Capital          Income        Earnings        Equity
                                         ------       -----         -------          ------        --------        ------
 Balance June 30, 1997                4,419,997     $ 44,200     $ 6,819,690     $  (13,400)      $ 884,872      $7,735,362

 Unrealized gain on marketable
   securities                                                                        31,896                         31,896

 Net loss June 30, 1998                                                                            (231,552)      (231,552)
                                     ----------     --------     -----------     ----------       ----------    -----------
 Balance June 30, 1998                4,419,997       44,200       6,819,690        18,496          653,320      7,535,706

 Options Exercised                      535,375        5,353         887,037                                       892,390

 Income Tax Benefit from
   exercise of stock options                                         690,673                                       690,673

 Options issued relating to loan                                     200,000                                       200,000

 Options issued relating to
   Acquisition of subsidiary                                          75,000                                        75,000

 Options issued relating to
   professional services                                             150,000                                       150,000

 Unrealized gains from sale of
   marketable securities                                                           (18,496)                        (18,496)

Common Shares sold for cash             790,250       10,757       6,489,243                                     6,500,000

 Common Shares issued relating  to
Acquisition  of subsidiary              750,000        7,500       1,867,500                                     1,875,000

 Net income June 30, 1999                                                                          580,654         580,654
                                     ----------     --------    ------------    ----------      -----------   ------------
  Balance June 30, 1999               6,495,622     $ 67,810    $ 17,179,143    $        -      $1,233,974    $ 18,480,927
                                     ==========     ========    ============    ==========      ===========   ============

                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Cash Flows

                                                                             Years ended
                                                                               June 30,
                                                                   --------------------------------
                                                                         1998              1999
                                                                   --------------     -------------
Cash flows from operating activities :
     Net Income (loss)                                                 ($231,552)         $580,654
     Adjustments to reconcile net income to net cash
     from operating activities:
         Depreciation and amortization                                   370,334           771,714
         Provision for bad debts                                         239,750           (91,974)
         Gain on sale of marketable securities                          (672,452)       (2,023,206)
         Deferred tax expense (benefit)                                   56,000          (278,300)
         (Increase) decrease in assets:
             Auctions receivable                                       2,393,837           916,553
             Advances to consignors                                    3,939,372          (813,891)
             Inventory                                                   317,224        (4,133,191)
             Income taxes receivable                                   (111,000)           111,000
             Prepaid expenses and deposits                                56,669           (99,747)
             Other assets                                               (294,580)        2,065,637
         Increase (decrease) in liabilities:
             Payable to third-party consignors                       (2,772,772)        (3,136,415)
             Accounts payable                                        (1,240,069)         1,168,293
             Accrued expenses and other liabilities                     117,337            797,286
             Income taxes payable                                                          683,405
                                                                   --------------   ---------------
                                                                      2,168,098         (3,482,182)
                                                                   --------------   ---------------
Cash flows from investing activities:
     Capital expenditures for property and equipment                    (62,010)         (280,274)
     Additional goodwill                                                (53,403)          (65,883)
     Purchase of Customer list                                                           (100,000)
     Acquisition of Subsidiary                                                         (3,270,040)
     Investment in joint venture                                                         (361,041)
     Proceeds from sale of marketable securities                         772,408        2,359,726
                                                                   --------------   ---------------
                                                                         656,995       (1,717,512)
                                                                   --------------   ---------------
Cash flows from financing activities:
     Net proceeds from (repayment of) demand notes payable            (1,535,000)        (501,000)
     Repayment of loans payable                                         (659,684)        (381,693)
     Proceeds from notes payable                                         738,000        1,500,000
     Repayment of term notes payable                                  (1,400,000)
     Proceeds from exercise of options                                                    892,390
     Proceeds from sale of common stock                                                 3,500,000
                                                                   --------------   ---------------
                                                                      (2,856,684)       5,009,697
                                                                   --------------   ---------------
Net change in cash and cash equivalents                                  (31,591)        (189,997)
Cash and cash equivalents at beginning of period                         635,221          603,630
                                                                   ==============   ===============
Cash and cash equivalents at end of period                              $603,630         $413,633
                                                                   ==============   ===============


                           Greg Manning Auctions, Inc.
                       Statements of Comprehensive Income

                                                                 For the years ended
                                                         June 30, 1998          June 30, 1999
                                                       ------------------     ----------------

      Net Income (loss)                                     $  (231,552)         $  580,654

      Other comprehensive income (loss)
           Unrealized gains on securities, net of
           taxes of approximately $290,000 and
           $797,000                                             435,367           1,195,428

           Less: reclassification adjustment for
           gains included in net income, net of
           taxes of approximately $268,000 and
           $809,000                                            (403,471)         (1,213,924)
                                                            ------------        ------------
      Comprehensive income (loss)                           $  (199,656)         $  562,158
                                                            ============        ============

                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 1998 and 1999


(9) Nature of Business and Summary of Significant Accounting Policies

                Greg Manning Auctions, Inc. and its wholly-owned subsidiaries, Ivy and Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc. and Teletrade Inc. (the "Company") is in the business of conducting auctions and private sales of collectibles, including stamps, stamp collections and stocks, as well as other collectibles such as sports trading cards and sports memorabilia, coins, diamonds, comic books, and Hollywood and Rock and Roll memorabilia.

                In addition, the Company maintains a joint venture, GMAI-Asia.com with New On-Line Group, Inc., formed to conduct retail and auction sales primarily over the Internet in Asia, particularly in China. The Company has a 50% interest in GMAI-Asia.com. Subsequently, on March 31, 1999, the GMAI-Asia.com entered into an agreement with Afinsa Bienes Tangibles, S.A., ("Afinsa") a 16% shareholder of the Company, to purchase a 15% interest in the joint venture which will reduce the Company's investment to 42.5% upon finalization of the agreement. GMAI-Asia.com is being accounted for under the Equity method of accounting.

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

Intangible Assets
         Goodwill
                Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty five years. Total accumulated amortization at June 30, 1998 and 1999 was approximately $346,000 and $540,000, respectively. Amortization of goodwill was approximately $92,000 and $194,000 for the years ended June 30, 1998 and 1999, respectively. The recoverability of goodwill is evaluated at each balance sheet date as events or circumstances indicate a possible inability to recover their carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses.

         Trademarks and Customer List
                Part of the purchase price for Teletrade was allocated to Trademarks and Customer List. These are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer List. Total accumulated amortization at June 30, 1999 was approximately $148,000. Amortization expense charged to operations for the year ended June 30, 1999 was approximately $ 148,000.

Investments
                The Company accounts for marketable securities pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company's marketable securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an  offsetting  adjustment to Stockholders' Equity. Net unrealized gains and losses on marketable securities are credited or charged to a separate component of Stockholders' Equity.

Financial Instruments
                The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 1999 because of the relative short maturity of these instruments. The carrying value of notes receivable, demand notes payable to bank and loans payable approximated fair value at June 30, 1999 based upon quoted market prices for the same or similar instruments.

Stock-Based Compensation
                The Company accounts for stock-based compensation in accordance with Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which establishes financial accounting and reporting standards for stock-based compensation  plans.  As  allowed  undsr  SFAS 123,  the  Company  accounts  for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock Proforma effects on net income required by SFAS 123 are diisclosed in Note 17.

Marketing Costs
                Advertising and catalogue costs are the only costs included in marketing costs under the direct-response advertising method. These costs are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs. Advertising expense was approximately $241,000 and $1,556,000 for 1998 and 1999, respectively.

Earnings per common and common equivalent share
                   The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". In accordance with SFAS 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding options and convertible securities.

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

Comprehensive income
                Effective July 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("Comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity

(2) Acquisition of Subsidiary

                   On October 29, 1998, the Company completed the acquisition (the "Acquisition") of all of the common stock of Teletrade, Inc. from Leon Liebman, Richard Makely and Bernard Rome. The purchase price for the Acquisition was $5,895,040 consisting of $1,875,000 in securities of the Company, $3,000,000 in cash,

$675,000 in promissory notes, $75,000 in options to purchase the Company's common stock and $270,040 in acquisition related expenses. The acquisition was recorded using the purchase method of accounting. The amount of consideration paid was determined by arm's length negotiations among the Company and Messrs. Liebman, Makely and Rome. The cash used for the Acquisition was available from
(i) a private placement of 200,000 shares of the Company's Common Stock to each of Leon Liebman, Greg Manning and Afinsa and (ii) a term loan, as described below. Reference is made to the Company's report on Form 8-K/A1, which was filed by the Company on January 12, 1999. The results of operations of Teletrade are included from October 30, 1998.

(3) Significant transactions

                During the year ended June 30, 1999, three customers in three separate transactions purchased certain inventory for an aggregate selling price of $2,887,000, which includes $850,000 from a related party (see Note 12), which increased operating profit by $1,394,000. Included in accounts receivable at June 30, 1999, is $2,737,000 from these customers. One of these accounts, valued at $1,620,000 is collateralized by certain assets.

(4) Concentration of cash

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

                As of June 30, 1999, the allowance for doubtful accounts included in auction receivables was approximately $162,000.

(6) Stock subscriptions receivable

                On February 10, 1999, the Company entered into a stock purchase agreement with whereby Afinsa agreed to purchase 475,624 shares of the Company's Common Stock for an aggregate purchase price of $5 million (at $10.51 per share, which was the closing price of the Company's common stock as reported by NASDAQ at the close of business on the date the agreement was signed). During the year ended June 30, 1999, the Company received $2 million from Afinsa and issued 172,251 shares of common stock.

                As of June 30, 1999, the Company had recorded a stock subscription receivable for the remaining 285,373 shares with an aggregate purchase price of $3 million. This amount was received from Afinsa on July 9, 1999.

(7) Inventories

                               Current        Non-current         Total
                           --------------    ------------      -----------
     Stamps                  $ 3,014,679           $   -       $ 3,014,679
     Sports cards and
      sports memorabilia         791,600
                                                       -           791,600
     Coins                       920,632
                                                                   920,632
     Art                         323,994
                                                                   323,994
     Other collectibles        1,125,223         900,000         2,025,223
                           --------------   -------------     ------------
                             $ 6,176,128        $900,000       $ 7,076,128
                           =============    =============     ============

The non-current inventory represents an estimate of total inventory which is not expected to be sold within one year.

 (8) Property and Equipment, net
                                                                 Estimated
                                                               Useful Lives
                                                           ---------------------
 Equipment                                   $ 1,154,215         3-5 years
 Furniture and fixtures                          261,457         3-5 years
 Vehicles                                        122,000         3-5 years
 Property under capital leases                   258,651         3-5 years
   (computers and office equipment)
 Leasehold improvements                          428,234          5 years
                                            ------------
                                               2,224,557
 Less accumulated depreciation
   and amortization                            1,532,672
                                            ============
 Net property and equipment                   $  691,885
                                            ============


                Depreciation and amortization expense for the years ended June 30, 1998 and 1999 was approximately $282,000 and $356,000, respectively. These amounts include amortization of assets under capitalized leases of approximately $34,000 and $11,000 for the years ended June 30, 1998 and 1999, respectively.

 (9) Income Taxes

                Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 1999 are as follows:
            Current assets and liabilities
                   Allowance for doubtful accounts                   $   63,000
                   Inventory uniform capitalization                     113,000
                   Inventory valuation reserve                          151,000
                   Other                                                 38,000
                                                                         ------
            Sub-total                                                   365,000
                   Valuation allowance, provision for
                   income taxes                                         (26,000)
                                                                    ------------
            Net current deferred tax asset                             $339,000

              Noncurrent assets and liabilities
                  Goodwill                                           $
                                                                        (40,000)
                  Depreciation                                          138,000
                  Net federal and state operating loss carryforward     915,000
              Sub-total                                               1,013,000
                  Valuation allowance, provision for income taxes       (25,000)
                  Valuation allowance, equity
                                                                       (165,000)
              Net noncurrent deferred tax asset                        $823,000

The valuation allowances consist of net operating loss carryforwards. The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated as "Valuation allowance, equity". The Company believes uncertainty exists regarding the realizability of these items, and accordingly, has established a valuation allowance.

The provision for (benefit from) income taxes for the years ending June 30 consist of the following:
                                                   Years ended June 30,
                                           ------------------------------------
                                                  1998              1999
                                           ----------------    ----------------
    Current tax expense (benefit)              $ (111,000)        $ 759,000
    Deferred tax benefit                                           (278,000)
                                                  (20,000)
    Net Change in valuation allowance                               (25,000)
                                                    76,000
                                              ------------
                                               $   (55,000)       $ 456,000
                                              =============       ==========

The current tax expense has been reduced by approximately $25,000 due to the utilization of state net operating losses.

The actual current tax liability for the year ended June 30, 1999 has been reduced by approximately $759,000 and is included in Additional Paid-In Capital.

The effective tax rate varied from the statutory rate as follows:
                                                  Years ended June 30,
                                               -------------------------
                                                  1998           1999
                                               ---------       ---------
    Statutory Federal income tax rate             (34%)           34%
    State income taxes, net of federal benefit      0%            6%
    Certain non-deductible expenses                14%            7%
    Other                                           1%           (3%)
                                               ----------      ---------
                                                   19%           44%
                                               ==========      =========

The Company has a federal net operating loss carryforward of approximately $2,630,000 which expires in fiscal year ended 2019.

The Company has net operating loss carryforwards for state tax purposes of approximately $3,875,000 expiring at various times from fiscal years ending 2002 through 2006.

 (10) Marketable Securities

           As of June 30, 1999, the Company owned 0.16% or 7,000 common shares of PICK Communications (after taking into consideration a 1 for 10 reverse stock split as of July 6, 1999), which approximates $11,000. PICK is primarily engaged in the business of issuing prepaid telephone cards. During the year ended June 30, 1999, the Company sold 2,312,289 shares of PICK for approximately $2,162,000, resulting in a pretax gain on the sale of marketable securities of approximately $ 2,028,000.

(11) Leases
                The Company conducts its business on premises leased in various locations under leases that expire through the year 2004. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under noncancelable leases in effect at June 30, 1999 are set forth below:
                            Operating        Capital        Total
                      --------------------------------------------------
     2000                  $ 289,000        $ 36,000      $ 325,000
     2001                    186,000          19,000        205,000
     2002                     56,000          15,000         71,000
     2003                      5,000          17,000         22,000
     2004                          0          13,000         13,000
                      --------------------------------------------------
Total future minimum
lease payments             $ 536,000       $ 100,000      $ 636,000
                           =========       =========      =========

                Rent expense was approximately $340,000 and $171,000 for 1998 and 1999, respectively.

                Interest expense associated with these capital leases was approximately $19,000 and $17,000, for fiscal years 1998 and 1999, respectively.

 (12) Related-party Transactions

                The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc. ("CRM"). Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers. The Company charges CRM a seller's commission. In the case of auction, the hammer price of the sale, less the seller's commission (for lots valued at under $100,000; no seller's commission is payable for lots valued at over $100,000), is paid to CRM upon successful sale, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the years ended June 30, 1998 and 1999, such auction and private treaty sales (net of commission) were not material.

                 Greg Manning, Chairman and Chief Executive Officer of the Company, owns all of the outstanding shares of CRM common stock. Mr.. Manning is an executive officer of CRM and the Company. Mr. William Tully is an executive officer of CRM and, until August, 1999, was an executive officer of the Company. CRM owned 100% of the common stock of the Company prior to the May 1993 public offering. Until November, 1997 CRM owned approximately 29% of the shares of the Company's common stock. In November, 1997, CRM transferred beneficial ownership of 1,300,000 shares of the Company's common stock to Mr. Manning. At June 30, 1999, Mr. Manning owned approximately 23% of the shares of the Company's common stock. At June 30, 1999, CRM owned none of the shares of the Company's common stock.

                  In May, 1998, the Company purchased from CRM inventory for approximately $263,000. Included in Accounts Receivable at June 30, 1999 is approximately $40,000 which is due from CRM and will be collected in the ordinary course of business.

                Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Leon Liebman, also a director of the Company, provided consulting services for the Company. Amounts paid for services rendered by these related parties for the year ended June 30, 1998 and 1999 were approximately $124,000 and $334,000 respectively (of which, $129,000 was charged to operations in fiscal 1999), in the case of Kramer, Levin, Naftalis & Frankel, approximately $76,000 and $ 154,000 respectively (of which, approximately $113,000 was charged to operations in fiscal 1999), in the case of Micro Strategies, Incorporated and approximately $0 and $ 29,000 in the case of Leon Liebman.

                In the normal course of business, Afinsa consigned material to the Company which was auctioned during the fiscal year ended June 30, 1999 for a total hammer price of $316,600 and purchased artwork totaling $850,000. For other related party transactions with Afinsa, refer to Notes 1,2,3,6,16 and 21.

 (13)  Debt
Demand Notes Payable

The Company has a revolving  credit agreement with Brown Brothers
Harriman  &  Co.  ("Brown  Brothers")  pursuant  to  which  Brown
Brothers  agreed to provide the Company with a credit facility of up to $6,750,000. The Company pays an annual fee for the facility equal to one quarter of one  percent of the total  amount of such facility.  Borrowings  under this  facility  bear interest at the rate of 2% above Brown  Brothers  base rate,  which was 8.75 % at
June 30, 1999,and are payable on demand.                            $ 3,702,000
                                                                  -------------

Notes Payable
      Additional borrowings are outlined below:
           Note payable to Brown Brothers, monthly principal
           payments of $6,250 plus interest at prime plus 1 1/2%
           through June 2000.  Personally guaranteed by the
           Chairman of the Company.                                    $ 87,500

           Note payable to Brown Brothers, interest payable
           Monthly at 9.75%, quarterly principal payments of
           $150,000 commencing 6/30/2000.                             1,500,000

           Notes payable to sellers of Teletrade, payable
           October 30, 1999.                                            725,000

           Notes payable to current shareholder related to
           Indebtedness of Teletrade prior to its acquisition           142,219

           Notes payable to former shareholders of Teletrade
           Related to indebtedness prior to its acquisition             264,034

           Various capital lease obligations, various monthly
           payments through October 2004                                100,431
                                                                 ---------------
                                                                      2,819,184
           Less current portion                                       1,213,859
                                                                 ---------------
           Notes payable - long-term portion                      $  1,605,325
                                                                 ===============

The aggregate amount of all maturities for the years ending June 30 are as follows:

                                              2000                 $ 1,213,859
                                              2001                     809,719
                                              2002                     614,897
                                              2003                     167,252
                                              2004                      13,457
                                                                 --------------
                                                                    $2,819,184

              The Company's obligations to Brown Brothers under the above revolving credit and term loan facilities are collateralized by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contain various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers. As of June 30, 1999, the Company was compliance with all guidelines.

            Teletrade also has a revolving credit agreement with Key Bank with a credit facility of up to $50,000 bearing an interest rate of 1% above Key Bank's base rate, and is collateralized by all of Teletrade's assets. There were no outstanding borrowings against this line of credit at June 30, 1999.

 (14) Commitments and Contingencies

                As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. in 1993, the Company is required to pay additional amounts for fifteen years from the date of purchase depending upon the financial performance of Ivy. These additional amounts totaled approximately $53,000 and $66,000 for the years ended June 30, 1998 and 1999, respectively, and are accounted for as an increase to goodwill and amortized over the goodwill's remaining life.

 (15) Significant Agreements

Agreements with CRM
                The CRM Inventory Agreement provides that CRM will not compete with the Company for the acquisition of collectibles from third parties that are suitable for acquisition by the Company from time to time for use in its business. CRM had historically been engaged in the business of acquiring collectibles (including collectibles of the type that are currently sold by the Company) and selling them both through direct sales and through consignments for sale at auction. Currently CRM no longer purchases any collectibles for resale. In the past, CRM has been an important source of property consigned to the Company for sale at auction. Although CRM continues to provide the Company with property, the amount in relation to the Company's overall business has been decreasing. For the year ended June 30, 1998 and 1999, commissions earned on consignments by CRM were not material, accounting for less than 1% of revenues.

Employment Agreements
                The Company has entered into employment agreements with Mr. Greg Manning, Chief Executive Officer of the Company, and Mr. James Reiman, Executive Vice President E-Commerce Strategic Business Development. The agreement with Mr. Manning, as amended, provides for Mr. Manning's services as President and Chief Executive Officer of the Company, with an annual salary of $210,000 for the years ended June 30, 1998 and 1999, plus a bonus based on income before income taxes of the Company (subject to increase by the Board of Directors), together with a nonaccountable expense reimbursement of $25,000 per annum. The Company has entered into an agreement with Mr. Manning extending the term of his agreement through June 30, 2000 and providing for a new base salary of $300,000, with all other terms and conditions remaining the same. The agreement with Mr. Reiman provides for a salary of $140,000 per year plus reimbursement for certain expenses.

                During the fiscal year ended June 30, 1999, Mr. William Tully resigned as Chief Operating Officer and as a director of the Company. Mr. Tully will remain with the Company and will focus his attention on specific projects, including sourcing new product for the Company's different sales venues.

                The Company currently maintains a $1,000,000 term life insurance policy on the life of Mr. Manning with benefits payable to the Company.


 (16) Supplementary Cash Flow Information
                Following is a summary of supplementary cash flow information:
                                                                             Years ended
                                                                               June 30,
                                                                    -------------------------------
                                                                         1998             1999
                                                                    --------------    -------------
         Interest paid                                                   $625,100       $710,959
         Income taxes paid                                                176,901          1,621

Summary of significant non-cash transactions:

     Issuance of stock options relating to the
         Acquisition of Teletrade                                               -       $478,080

     Issuance of 200,000 options relating to the
         financing of the acquisition of Teletrade                              -        200,000

     Issuance of notes payable to former shareholders
         of Teletrade as part of the acquisition                                -        675,000

     Contribution to GMAI-Asia.com committed but not yet paid                            159,153

     Stock Subscription Receivable from Afinsa
         for 285,373 shares of the Company's Common Stock                              3,000,000

     Issuance of options relating to professional services                               150,000

     Issuance of 750,000 shares to Leon Liebman
         as part of the acquisition of Teletrade                                -      1,875,000

     Income tax effect of the exercise of options                               -        690,673

 (17) Capital Stock and Warrants

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

The Committee does not intend to make any further awards under the 1993 Plan. The option exercise price is determined by the Committee in its sole discretion; provided, however, that the exercise price of an option shall be at least 100% of the fair market value (as defined) of a share of common stock on the date the option is granted. Options granted have a maximum ten year term and vest over periods up to four years. All options granted through June 30, 1999 have been granted with exercise price equal to market value on the date of grant. Outlined below is a summary of the changes under the Plans:

                                                      1998                           1999
                                          -------------------------------   ------------------------
                                                         Weighted-Average             Weighted-Average
                                            Options       Exercise          Options    Exercise
                                                             Price                       Price
                                          -----------    ----------------   ------------------------
 Outstanding - beginning of year              632,500      2.50             601,500       1.43
    Granted  through stock option plan        286,500      1.38             277,000       4.28
    Granted outside of stock option plan                                   175,000        8.82
    Repurchased                              (286,500)     3.22             (60,000)      3.00
    Exercised                                                 -            (335,375)      1.42
                                                   -
    Forfeited                                (31,000)      2.99
                                          ------------                 ------------
 Outstanding - end of year                    601,500      1.43             658,125       5.08

 Exercisable - end of year                    550,500      1.43             280,000       5.24

                 On December 10, 1997, the exercise price of 286,500 options was changed pursuant to the repricing plan described below. The exercise price was reduced from a weighted average of $3.22 to $1.38, the fair market value of the Company's common stock on December 10, 1997. This change is shown as granted and repurchased in the above table.

               The weighted average fair value of options granted during 1999 was $4.13.

               Following is a summary of the status of stock options outstanding at June 30, 1999:

                                     Options Outstanding                                  Options Exercisable
                              ----------------------------------                    ---------------------------------
                                                    Weighted
                                                    Average          Weighted                           Weighted
                                 Number of         Remaining          Average         Number of          Average
                Exercise          Shares          Contractual        Exercise           Shares          Exercise
                  Price          Outstanding          Life             Price         Exercisable          Price
              --------------  ----------------------------------  ----------------  ---------------  ----------------
                  1.38                206,125         5.4              1.38                180,000        1.38
                  1.97                 82,500         9.1              1.97                      -           -
                  2.50                155,000         9.3              2.50                      -           -
                  5.19                 59,500         9.3              5.19                      -           -
                  9.38                 20,000         9.8              9.38                      -           -
                  11.16                15,000         9.6              11.16                     -           -
                  12.19               100,000         9.8              12.19               100,000        12.19
                  14.19                10,000         9.4              14.19                     -            -
                  14.69                10,000         9.9              14.69                     -            -

               Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1999, respectively:, risk-free interest rates of

6.5% and 5.1%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 47% and 82%; and weighted-average expected life of the option of five years.

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

               For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. The Company's proforma information follows:
                                                   1998                1999
                                            ---------------      ---------------

      Proforma net income  (loss)              $(265,157)         $  510,726

      Proforma earnings (loss)per share
       Basic                                        (.06)                .09
       Diluted                                      (.06)                .08

               There was no compensation expense recorded from stock options for the years ended June 30, 1998 and 1999.

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

                During the year ended June 30, 1999, the Company issued stock options to vendors in exchange for financial advisory and marketing services. These options were valued at the fair market value of consideration received in accordance with SFAS 123. The value of these options is $150,000 and is included in prepaid expenses and is being amortized over the life of the contracts, which is one year.

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

(18) Pension Plans

                The Company maintains an employee savings plan under the Internal Revenue Code Section 401(k). Employees are eligible to participate in the plan after six months of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees contributions to a maximum annual contribution of $500 per employee. The Company's total contribution was approximately $11,900 and $6,100 for the years ended June 30, 1998 and 1999.

 (19) New Accounting Pronouncements

                In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" which is required to be adopted for fiscal quarters of fiscal years beginning after June 15, 2000. The Company expects to adopt SFAS No. 133 effective July 1, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

 (20) "Year 2000"

           The Company is aware of the Year 2000 issue and has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the "Y2K Program"), which was substantially completed by the summer of 1999. The Company has retained a consultant who will assist in the management of the Y2K Program as it relates to (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. The Company currently does not anticipate that the cost of the Y2K Program will be material to its financial condition or results of operations. Nevertheless, satisfactorily addressing the Year 2000 issue is dependent on many factors, some of which are not completely within the Company's control. Should the Company's internal systems or the internal systems of one or more significant vendor or supplier fail to achieve Year 2000 compliance, the Company's business and its results of operations could be adversely affected.


(21) Subsequent Events

           On July 19, 1999, the Company announced the formation of GMAI-EUROPE.COM, a joint venture with Afinsa. to conduct Internet auction and retail sales in Europe through an office in Madrid, Spain. The joint venture, which is 50% owned by the Company, will sell many of the collectible products that the Company and Afinsa have previously sold, including stamps, coins, movie posters, fine art and other collectibles. The related web site, which is expected to launch before the end of calendar 1999, will be a multi-lingual collector's destination site in English, Spanish, French and German, featuring both a retail venue and auction site with plans for additional content such as guest experts, chat rooms, exclusive collector articles and educational content.

                                    PART III.

Item 9.        DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL  PERSONS;
               COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

               The following persons are all of the directors and executive officers of the Company:

Greg Manning, age 53, has been Chairman of the Board of the Company since its inception in 1981 and Chief Executive Officer since December 8, 1992. Mr. Manning was the Company's President from 1981 until August 12, 1993 and from March 8, 1995 to the present. Mr. Manning also has been Chairman of the Board and President of CRM since its inception, which he founded as "Greg Manning Company, Inc." in 1961. David C. Graham, age 59, has been a Senior Vice President of the Company since August 1990 and has been Senior Vice President of CRM since August 1990. Mr. Graham has served the Company and CRM in various capacities since September 1978. Mr. Graham has been a licensed auctioneer since 1965. Prior to joining the Company, Mr. Graham was employed by H.R. Harmer, a public auction house, from 1955 to 1977.

James A. Smith, CPA, age 47, has been Chief Financial Officer of the Company since December 12, 1997. Mr. Smith served as Chief Financial Officer of Imatec, Ltd. from 1996 to 1997, and as Controller of Ferrara Food Company from 1992 to 1996.

Scott S. Rosenblum, age 50, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991) in the law firm of Kramer, Levin, Naftalis & Frankel, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

Anthony L. Bongiovanni, Jr., age 40, is President of Micro Strategies, Incorporated, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

Albertino de Figueiredo, age 68, was appointed as a director of the Company on September 10, 1997. In 1980, Mr. De Figueiredo founded AFINSA, S.A, a company engaged in the business of philatelics and numismatics, and is currently Chairman of the Board of AFINSA, S.A. and its subsidiaries. Mr. De Figueiredo is also Vice-Chairman of the Board of Directors of FINARTE ESPANA, an art auction house, and a member of the Executive Board of ASCAT, the International Association of the Stamp Catalogue and Philatelic Publishers.

Leon Liebman, age 51, was appointed as a director of the Company in November, 1998. Mr. Liebman previously served as director of Roger Starch Worldwide, Inc., a market research company and the Royal Blue Group, plc, a help desk and financial systems software company. He founded Interactive Market Systems, Inc., a private investment company acquired by VNU in 1983. Mr. Liebman currently resides in London. He is a graduate of the Wharton School of Finance and Commerce and the MIT Sloan School of Management.

Effective August, 1999, Mr. William Tully resigned as Chief Operating Officer and as a director of the Company. Mr. Tully's duties as Chief Operating Officer have been assumed by Mr. Les Boisclair and Ms. Melissa Goldberg. Mr. Tully will remain with the Company, focusing his attention on specific projects. The Company does not believe that Mr. Tully's resignation will have a material impact of the Company.

The Company's directors are elected at the annual meeting of stockholders. The Certificate of Incorporation provides that the members of the Board of Directors be divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Accordingly, only those directors of a single class can be changed in any one year and it would take elections in three consecutive years to change the entire Board. Mr. Liebman has been appointed to serve until the 1999 annual meeting of stockholders. Mr. Bongiovanni has been appointed, and Mr. Rosenblum has been elected, to serve until the 2000 annual meeting of stockholders. Mr. De Figueiredo has been appointed, and Mr. Manning has been elected, to serve until the 2001 annual meeting of stockholders. The Certificate of Incorporation also provides that directors may be removed only for cause and that any such removal must be approved by the affirmative vote of at least a majority of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors. While the Company believes that the foregoing provisions are in the best interests of the Company and its stockholders, such requirements may have the effect of protecting management against outside interests and in retaining its position.

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

               The members of the current Advisory Committee and their principal occupations are as follows:

Sir Ronald Brierley, age 61, is Founder/President of Brierley Investments, Limited, a publicly held New Zealand investment company. Sir Ronald is also Chairman of GPG P/C, an investment company based in London, England. Sir Ronald serves on the boards of Advance Bank, Australia, Ltd., Adriadne Australia Ltd., Australia Oil & Gas Corporation, Ltd., and the Australian Gaslight Company, and he is also a trustee of Sydney Cricket and Sports Ground Trust. Sir Ronald has had a life-long interest in stamps, beginning as a schoolboy, when he formed Kiwi Stamp Company and acquired a dealer's certificate from the New Zealand Stamp Dealers Federation. Sir Ronald has been selling and collecting stamps since that time.

Robert G. Driscoll, age 67, has been Chief Executive Officer (since 1981) of Barrett & Worthen, Inc. and the Brookman Stamp Company of Bedford, New
Hampshire, both of which are engaged in the business of buying and selling stamps. Mr. Driscoll served as Vice President of H.E. Harris Company, a subsidiary of General Mills from 1978 to 1981, after having founded R&R Stamp Company in 1958 and serving as its President until it was sold in 1978 to General Mills. Mr. Driscoll is a past President of the American Stamp Dealers Association (from 1977 to 1978) and is a lifetime member of the American First Day Cover Society. He has been a member of the American Philatelic Society for over 45 years.

Herbert LaTuchie, age 80 was Chairman of the Board and Chief Executive Officer (from 1954 to 1986) of Modern Builders Supply Company, Inc. and Modern Manufacturing, Inc., the latter of which is one of the ten leading distributors of building products in the United States. Mr. LaTuchie has been a life-long collector of rare stamps, and he also collects sheet music and other paper collectibles.

Joseph Levy, Jr., age 73, is president of Levy Venture Management, Inc., a real estate development company specializing in automotive retailing real estate. Prior to forming Levy Venture Management, Mr. Levy was President of Walton Chrysler-Plymouth (from 1953 to 1960), the world's largest Chrysler dealership during his tenure as president of the company, and Carol Buick (from 1961 to 1984), the world's largest Buick dealership during his tenure as president. Mr. Levy currently serves on the board of directors of CDW Computer Centers, Inc.

(NASDAQ: CDWC), and has served as a director of several banks, including NBD Evanston. He currently sits on the boards of directors/trustees of the following charitable and not for profit corporations: the Chicago Historical Society, Culver Educational Foundation, Evanston Hospital, and the Levy Senior Centers. Mr. Levy is a collector of stamps, coins, watches and other collectibles.

Hector D. Wiltshire, age 57, is President and CEO of Wiltshire Technologies, Inc., a high technology venture capital and consulting group, and is an experienced collector of rare stamps. Mr. Wiltshire is a member of the Association of Certified and Corporate Accountants (A.C.C.A) and the British Computer Society (M.B.C.S.). Mr. Wiltshire holds degrees in Executive Business Administration and marketing.


Item 10.                  EXECUTIVE COMPENSATION

               Information regarding Executive Compensation will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1999 and is incorporated by reference.

Item 11.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                          MANAGEMENT

               Information regarding Security Ownership of Certain Beneficial Owners and Management will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1999 and is incorporated by reference.

Item 12.                  CERTAIN RELATIONSHIPS AND TRANSACTIONS

               Information regarding Certain Relationships and Transactions will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 1999 and is incorporated by reference.

Item 13.                  EXHIBITS, LIST AND REPORTS ON FORM 8-K

      Exhibit No.            Description
      -----------            -----------

         (a) (1) All Financial Statements of the Company for the year ended June 30, 1998 are filed herewith. See Item 7 of this Report for a list of such financial statements.

                  (2) Exhibits -- See response to paragraph (c) below.

         (b)      Reports on Form 8-K

                  Report on Form 8-K filed on November 13, 1998, relating to the Company's acquisition of Teletrade, Inc. and related matters (item 2), as amended by Form 8-K/A, filed on January 12, 1999, setting forth financial statements as required by item 7.

                  Report on Form 8-K filed on February 25, 1999, setting forth the Consent of Independent Accountants.

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

         10.6 Demand Promissory Note, dated June 1, 1995, of Greg Manning Auctions, Inc.(Maker) to Brown Brothers Harriman & Co.
                  (Holder). Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated May 26, 1995.

         10.7 Demand Promissory Note, dated June 3, 1996, of Greg Manning Auctions, Inc. (Maker) to Brown Brothers Harriman & Co. (Holder). Incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-KSB for the year ended June 30, 1996.

         10.8 General Security Agreement, dated May 26, 1995, from Greg Manning Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, dated May 26, 1995.

         10.9 Guaranty, dated May 26, 1995, from Greg Manning Auctions, Inc. and Ivy & Mader Philatelic Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated May 26, 1995.

         10.10 Secured Promissory Note, dated November 19, 1996, by Greg Manning Auctions, Inc., as maker, in favor of Brown Brothers Harriman & Co., as payee. Incorporated by reference to Exhibit
                  10.1 of the Company's Report on Form 8-K, dated December 4, 1996.

         10.11 Stock Purchase Agreement dated as of October 29, 1998 among the Company, Leon Liebman, Richard Makely and Bernard Rome. Incorporated by reference to Exhibit 10.01 to the Company's report on Form 8-K, filed on November 13, 1998.

         10.12 Consulting Agreement dated as of October 29, 1998 between the Company and Leon Liebman. Incorporated by reference to Exhibit
                  10.02 to the Company's report on Form 8-K, filed on November 13, 1998.

         10.13 Secured Promissory Note dated October 29, 1998 by the Company, as maker, in favor of Brown Brothers Harriman & Co., as payee. Incorporated by reference to Exhibit 10.03 to the Company's report on Form 8-K, filed on November 13, 1998.

         10.14 1997 Stock Option Plan. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997.

         23.1     Consent of Independent Accountants.*

         27       Financial Data Schedule*

                                * Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GREG MANNING AUCTIONS, INC.


Date: September  28, 1999

                                          ___________________________
                                          Greg Manning
                                          Chairman of the Board
Chief Executive Officer & Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Date: September  28, 1999

                                          /s/ Greg Manning
                                          ------------------------------------
                                          Greg Manning
                                          Chairman of the Board
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)


                                          /s/ James A. Smith
                                          --------------------------------
                                          James A. Smith
                                          Chief  Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)


                                          /s/ Anthony Bongiovanni
                                          -----------------------
                                          Anthony Bongiovanni
                                          Director



                                          /s/ Scott Rosenblum,
                                          -------------------
                                          Scott Rosenblum
                                          Director

                                  EXHIBIT INDEX

 Exhibit No.            Description
 -----------            -----------

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

   10.6 Demand Promissory Note, dated June 1, 1995, of Greg Manning Auctions, Inc.(Maker) to Brown Brothers Harriman & Co. (Holder). Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated May 26, 1995.

   10.7 Demand Promissory Note, dated June 3, 1996, of Greg Manning Auctions, Inc. (Maker) to Brown Brothers Harriman & Co. (Holder). Incorporated by reference to Exhibit 10.10 of the Company's Report on Form 10-KSB for the year ended June 30, 1996.

   10.8 General Security Agreement, dated May 26, 1995, from Greg Manning Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, dated May 26, 1995.

   10.9 Guaranty, dated May 26, 1995, from Greg Manning Auctions, Inc. and Ivy & Mader Philatelic Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated May 26, 1995.

   10.10 Secured Promissory Note, dated November 19, 1996, by Greg Manning Auctions, Inc., as maker, in favor of Brown Brothers Harriman & Co., as payee. Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated December 4, 1996.

   10.11 Stock Purchase Agreement dated as of October 29, 1998 among the Company, Leon Liebman, Richard Makely and Bernard Rome. Incorporated by reference to Exhibit 10.01 to the Company's report on Form 8-K, filed on November 13, 1998.

   10.12 Consulting Agreement dated as of October 29, 1998 between the Company and Leon Liebman. Incorporated by reference to Exhibit 10.02 to the Company's report on Form 8-K, filed on November 13, 1998.

   10.13 Secured Promissory Note dated October 29, 1998 by the Company, as maker, in favor of Brown Brothers Harriman & Co., as payee. Incorporated by reference to Exhibit 10.03 to the Company's report on Form 8-K, filed on November 13, 1998.

   10.14 1997 Stock Option Plan. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997.

   23.1   Consent of Independent Accountants.*

   27     Financial Data Schedule*

                                * Filed herewith