Form 10KSB/A
period 1999-06-30
GREG MANNING AUCTIONS INC
filed 1999-09-29
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-KSB/A

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999
                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________   to_________

                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
                 (Name of Small Business Issuer in Its Charter)

             New York                                         22-2365834
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)

         775 Passaic Avenue
      West Caldwell, New Jersey                                  07006
 (Address of Principal Executive Offices)                      (Zip code)

Registrant's telephone number, including area code:  (973) 882-0004

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
Ttle of each class                                     Which Registered
- -------------------                                  ------------------------
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


                  /s/  Greg Manning                  /s/  James Smith
                  Chairman, President and            Chief Financial Officer
                  Chief Executive Officer

                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheet
                                  June 30, 1999

                                     Assets
Current Assets
      Cash and cash equivalents                                        $413,633
      Accounts receivable
            Auctions receivable                                       6,559,599
            Auctions receivable - related party                         850,000
            Advances to consignors                                    3,037,476
      Stock subscriptions receivable - related party                  3,000,000
      Inventory                                                       6,176,128
      Deferred tax asset                                                339,000
      Prepaid expenses and deposits                                     442,071
                                                                  --------------
                Total current assets                                 20,817,907

Property and equipment, net                                             691,885
Goodwill (net)                                                        4,505,106
Customer Lists (net)                                                    351,667
Trademarks (net)                                                      2,900,000
Investment in joint venture                                             520,194
Other non-current assets
      Deferred tax asset                                                823,000
      Inventory                                                         900,000
      Advances to consignors                                            699,218
      Other                                                             376,936
                                                                  --------------
            Total assets                                           $ 32,585,913
                                                                  ==============

                      Liabilities and Stockholders' Equity
Current liabilities:
      Demand notes payable                                           $3,702,000
      Notes payable                                                   1,213,859
      Payable to third party consignors                               3,281,384
      Accounts payable                                                1,835,516
      Accrued expenses                                                1,783,497
                                                                  -------------
            Total current liabilities                                11,816,256
Notes payable - long term                                             1,605,325
                                                                  -------------
            Total liabilities                                        13,421,581

Preferred stock, $.01 par value. Authorized
      10,000,000 shares; none issued.                                        0
Common stock, $.01 par value. Authorized
      20,000,000 shares; 6,495,622 issued and outstanding                67,810
Additional paid in capital                                           17,862,548
Retained earnings                                                     1,233,974
                                                                  -------------
      Total stockholders' equity                                     19,164,332
                                                                  -------------
      Total liabilities and stockholders' equity                    $32,585,913
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
                                                                      =====               =====
                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                 Consolidated Statement of Stockholders' Equity
                       Years ended June 30, 1998 and 1999

                                                                                  Accumulated
                                            Common Stock          Additional         Other                          Total
                                        Number of      Par          Paid-in       Comprehensive    Retained     Stockholder'
                                         Shares       Value         Capital          Income        Earnings        Equity
                                         ------       -----         -------          ------        --------        ------
 Balance June 30, 1997                4,419,997     $ 44,200     $ 6,819,690     $  (13,400)      $ 884,872      $7,735,362

 Unrealized gain on marketable
   securities                                                                        31,896                         31,896

 Net loss June 30, 1998                                                                            (231,552)      (231,552)
                                     ----------     --------     -----------     ----------       ----------    -----------
 Balance June 30, 1998                4,419,997       44,200       6,819,690        18,496          653,320      7,535,706

 Options Exercised                      535,375        5,353         887,037                                       892,390

 Income Tax Benefit from
   exercise of stock options                                       1,374,078                                     1,374,078

 Options issued relating to loan                                     200,000                                       200,000

 Options issued relating to
   Acquisition of subsidiary                                          75,000                                        75,000

 Options issued relating to
   professional services                                             150,000                                       150,000

 Unrealized gains from sale of
   marketable securities                                                           (18,496)                        (18,496)

Common Shares sold for cash             790,250       10,757       6,489,243                                     6,500,000

 Common Shares issued relating  to
Acquisition  of subsidiary              750,000        7,500       1,867,500                                     1,875,000

 Net income June 30, 1999                                                                          580,654         580,654
                                     ----------     --------    ------------    ----------      -----------   ------------
  Balance June 30, 1999               6,495,622     $ 67,810    $ 17,862,548    $        -      $1,233,974    $ 19,164,332
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


 (16) Supplementary Cash Flow Information
                Following is a summary of supplementary cash flow information:
                                                                             Years ended
                                                                               June 30,
                                                                    -------------------------------
                                                                         1998             1999
                                                                    --------------    -------------
         Interest paid                                                   $625,100       $710,959
         Income taxes paid                                                176,901          1,621

Summary of significant non-cash transactions:

     Issuance of 200,000 options relating to the
         financing of the acquisition of Teletrade                              -        200,000

     Issuance of notes payable to former shareholders
         of Teletrade as part of the acquisition                                -        675,000

     Contribution to GMAI-Asia.com committed but not yet paid                            159,153

     Stock Subscription Receivable from Afinsa
         for 285,373 shares of the Company's Common Stock                              3,000,000

     Issuance of options relating to professional services                               150,000

     Issuance of 750,000 shares to Leon Liebman
         as part of the acquisition of Teletrade                                -      1,875,000

     Income tax effect of the exercise of options                               -      1,374,078

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

Scott S. Rosenblum, age 50, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991) in the law firm of Kramer Levin Naftalis & Frankel LLP, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

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

                                          /s/ Greg Manning
                                          ---------------------
                                          Greg Manning
                                          Chairman of the Board
Chief Executive Officer & Director

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


                                          /s/ Anthony Bongiovanni
                                          -----------------------
                                          Anthony Bongiovanni
                                          Director



                                          /s/ Scott Rosenblum
                                          -------------------
                                          Scott Rosenblum
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