Form 10QSB
period 1999-09-30
GREG MANNING AUCTIONS INC
filed 1999-11-15
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended September 30, 1999

                                   OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF  1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
        (Exact name of Small Business Issuer as specified in its Charter)


       NEW YORK                                         22-2365834
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


       775 Passaic Avenue
       West Caldwell, New Jersey                        07006
(Address of principal executive office                (Zip Code)


Issuer's telephone number, including area code:  (973) 882-0004

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No _____

As of November 8, 1999, Issuer had 6,860,245 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___X___  No  .

                           GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

   Table of Contents                                             Page Number

Consolidated Balance Sheet - September 30, 1999 (Unaudited)           3

Consolidated Statements of Operations and Retained Earnings -         4
Three months ended September 30, 1998 and 1999 (Unaudited)

Consolidated Statements of Cash Flows -                               5
Three months ended September 30, 1998 and 1999 (Unaudited)

Consolidated Statement of Comprehensive Income                        6
Three months ended September 30, 1998 and 1999 (Unaudited)

Notes to Consolidated Financial Statements                            7
as of September 30, 1999

Item 2.  Management's Discussion and Analysis                        11

                                        GREG MANNING AUCTIONS, INC.
                                        Consolidated Balance Sheet
                                            September 30, 1999


                                        Assets
Current Assets
     Cash and cash equivalents                                     $348,046
     Accounts receivable
         Auctions receivable                                      6,889,552
         Auctions receivable-related party                          850,000
         Advances to consignors                                   3,427,233
     Inventory                                                    6,627,510
     Deferred tax asset                                             746,788
     Prepaid expenses and deposits                                  379,172
                                                       ---------------------
               Total current assets                              19,103,563

Property and equipment, net                                         781,041
Goodwill                                                          4,445,038
Customer Lists                                                      331,667
Trademarks                                                        2,862,500
Investment in Joint Venture                                         382,409
Other non-current assets
     Deferred Tax Asset                                             823,000
     Inventory                                                      900,000
     Advances to consignors                                         713,612
     Other                                                          405,882
                                                       ---------------------
         Total assets                                           $30,748,712
                                                       =====================

                         Liabilities and Stockholders' Equity
Current liabilities:
     Demand notes payable                                        $3,662,000
     Notes payable                                                2,156,869
     Payable to third party consignors                            2,843,463
     Accounts payable                                               989,394
     Accrued expenses                                             1,593,013
                                                       ---------------------
          Total current liabilities                              11,244,739
     Notes payable - long term                                      678,496
                                                       ---------------------
         Total liabilities                                       11,923,235
                                                       ---------------------

Preferred stock, $.01 par value. Authorized
     10,000,000 shares; none issued.                                      0
Common stock, $.01 par value. Authorized
     20,000,000 shares; 6,822,745 issued                             68,228
Additional paid in capital                                       18,000,279
Retained earnings                                                   756,970
                                                       ---------------------
     Total stockholders' equity                                  18,825,477
                                                       =====================
     Total liabilities and stockholders' equity                 $30,748,712
                                                       =====================


                              See accompanying notes to financial statements

                               GREG MANNING AUCTIONS, INC.
                         Consoldiated Statements of Operations

                                              Three Months Ended September 30,
                                           ------------------------------------
                                                  1998              1999
                                           ------------------- ----------------

Operating Revenues
     Sales of merchandise                        $   996,629   $  2,378,389
     Commissions earned                              601,449      1,264,106
                                           ------------------- ----------------
                                                   1,598,078      3,642,495

Operating Expenses
     Cost of merchandise sold                        722,166      1,858,199
     General and administrative                      859,771      2,153,793
     Marketing                                       132,218        523,928
                                           ------------------- ----------------
        Operating loss                              (116,077)      (893,425)

Other income (expense)
     Gain on sale of marketable securities           556,817         14,494
     Interest income                                  96,642        224,286
     Interest expense                               (102,690)      (170,832)
     Loss from operations of joint venture                          (59,313)
                                           ------------------- ----------------
        Income (loss) before income taxes            434,692       (884,790)
Provision for (benefit from) income taxes            225,071       (407,786)
                                           ------------------- ----------------
Net Income (loss)                                $   209,621     $ (477,004)
                                           =================== ================
  Basic Earnings (loss) per share
     Weighted average shares outstanding            4,419,997     6,781,941
                                           =================== ================
     Basic Earnings (loss) per share              $    0.05       $ (0.07)
                                           =================== ================
 Diluted Earnings (loss) per share
     Weighted average shares outstanding            4,796,528     6,781,941
                                           =================== ================
     Basic Earnings (loss) per share             $    0.04        $ (0.07)
                                           =================== ================

                     See accompanying notes to financial statements



                                            GREG MANNING AUCTIONS, INC.
                                   Consolidated Statement of Stockholders' Equity
                                        Three months ended September 30, 1999


                                             Common Stock
                                     ----------------------------    Additional                          Total
                                        Number of        Par           Paid-in        Retained        Stockholders'
                                        Shares          Value          Capital        Earnings           Equity
                                      -------------  -------------  ---------------  -------------   -----------------

Balance June 30, 1999                   6,495,622       $ 67,810     $ 17,862,548   $ 1,233,974          $19,164,332

 Options Exercised                         41,750            418           86,481                             86,899

 Income Tax Benefit from
   Exercise of stock options                                               51,250                             51,250

 Shares issued *                          285,373                                                                 -

 Net loss September 30, 1999                                                           (447,004)           (447,004)
                                     -------------  -------------  ---------------  -------------   -----------------
  Balance September 30, 1999             6,822,745       $ 68,228    $ 18,000,279     $ 756,970          $18,825,477
                                     =============  =============  ===============  =============   =================


                         See accompanying notes to financial statements


* See Note 6



                                            GREG MANNING AUCTIONS, INC.
                                       Consolidated Statements of Cash Flows

                                                                              Three Months Ended September 30,
                                                                              1998                      1999
                                                                        ------------------       -------------------

 Cash flows from operating activities :
       Net Income (loss)                                                       $  209,621              $  (447,003)
       Adjustments to reconcile net income to net cash
       from operating activities:
           Depreciation and amortization                                           90,655                   293,421
           Gain on sale of marketable securities                                 (556,817)                  (14,494)
           Deferred tax expense (benefit)                                            -                     (407,786)
           Equity in earnings of investment in joint venture                                                 59,313
           (Increase) decrease in assets:
              Auctions receivable                                               2,413,724                  (165,214)
              Advances to consignors                                              635,277                  (389,757)
              Inventory                                                         (378,360)                  (451,382)
              Prepaid expenses and deposits                                       25,122                     68,631
              Other assets                                                      (246,060)                   (12,866)
           Increase (decrease) in liabilities:
              Payable to third-party consignors                               (2,333,433)                  (437,921)
              Accounts payable                                                   (20,542)                  (846,122)
              Accrued expenses and other liabilities                            (219,401)                  (166,116)
              Income taxes payable                                                225,071                      -
                                                                        ------------------       -------------------
                                                                                (155,143)                (2,937,297)
 Cash flows from investing activities:
       Capital expenditures for property and equipment                           (30,126)                  (177,657)
       Additional goodwill                                                       (18,296)
       Investment in joint venture                                                   -                      (19,360)
       Proceeds from sale of marketable securities                                621,439                    15,649
                                                                        ------------------       -------------------
                                                                                  573,017                  (181,368)
 Cash flows from financing activities:
       Net proceeds from (repayment of) demand notes payable                       57,000                   (40,000)
       Repayment of loans payable                                               (147,070)                    16,181
       Repayment of term notes payable                                          (738,000)
       Proceeds from stock subscription receivable                                   -                    3,000,000
       Proceeds from exercise of options                                             -                       86,897
                                                                        ------------------       -------------------
                                                                                 (828,070)                3,063,078
 Net change in cash and cash equivalents                                        (410,196)                   (65,586)
 Cash and cash equivalents at beginning of period                                 603,628                   413,633
                                                                        ------------------       -------------------
  Cash and cash equivalents at end of period                                   $  193,432               $   348,046
                                                                        ==================       ===================

                             See accompanying notes to financial statements

                             GREG MANNING AUCTIONS, INC.
                         Statements of Comprehensive Income

                                         Three months ended September 30,
                                            1998               1999
                                      --------------------------------------
Net Income (loss)                            $ 209,621       $ ( 477,004)

Other comprehensive income (loss)
    Unrealized gains on securities             296,534              -
    Less:
    reclassification adjustment for gains
    included in net income                    (334,090)             -
                                       ======================================
Comprehensive income (loss)                  $ 172,065       $ ( 447,004)
                                       ======================================



                 See accompanying notes to financial statements

(1)  Organization, Business and Basis of Presentation

         Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. Greg Manning Galleries, Inc., and Teletrade, Inc. (collectively, the "Company"), is a public auctioneer of collectibles including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, movie posters, fine art, rare coins, diamonds, comic books, Hollywood and Rock and Roll memorabilia. The Company conducts both live auctions and auctions via the Internet, bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail.

         The accompanying consolidated balance sheet as of September 30, 1999 and related consolidated statements of operations, stockholders' Eequity, cash flows and comprehensive income for the three month periods then ended have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1999 filed with the Securities and Exchange Commission.

         In July 1999, the Company and Afinsa Bienes Tangibles, S.A. ("Afinsa"), a 16% shareholder of the Company, formed a joint venture known as GMAI-EUROPE.COM to conduct Internet auction and retail sales in Europe through a newly established Madrid, Spain office. A definitive agreement is currently being prepared. The Company will have a 50% investment in GMAI-EUROPE.COM which will be accounted for under the Equity method of accounting.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                  For the three months ended
                    -----------------------------------------------------------
                               September 30,                   Percentages
                    ------------------------------    -------------------------
                            1998             1999            1998         1999
                    --------------   -------------    -----------  ------------
Aggregate Sales    $     4,482,208    $  10,067,884           100%          100%
                ==================================    =========================
 By source:
  A. Auction       $     3,485,579    $   7,689,495            78%           76%
  B. Sales of inventory    996,629        2,378,389            22%           24%
                ----------------------------------    -------------------------
 By market:
  A. Philatelics   $     4,289,936   $    3,503,529            96%           35%
  B. Sports Collectibles   192,272        2,213,660             4%           22%
  C. Numismatics                          3,711,789                          37%
  D. Diamond                                168,827                           2%
  E. Art                                     20,564                           0%
  F. Other collectibles                     449,515                           4%
                 ------------------   -------------    -----------  ------------

Intangible Assets
         Goodwill
Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty-five years. Total accumulated amortization at September 30, 1998 and 1999 was approximately $ 369,000 and $ 600,000, respectively. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses. Amortization expense charged to operations for the three months ended September 30, 1998 and 1999 was approximately $ 23,000 and $ 60,000 respectively.

         Trademarks and Customer List
Part of the purchase price for Teletrade was allocated to Trademarks and Customer List. These are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer List. Total accumulated amortization at September 30, 1999 was approximately $ 205,000. Amortization expense charged to operations for the three months ended September 30, 1999 was approximately
$ 58,000.

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

                  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the three months ended September 30, 1999.

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

(3) Inventories

         Inventories as of September 30, 1999 consisted of the following:
                                   Current        Non-current        Total
                                --------------   --------------  --------------
 Stamps                      $      2,888,396                  $     2,888,396
 Sports Cards and Memorabilia       1,323,568                        1,323,568
 Coins                                672,899                          672,899
 Art                                  321,332                          321,332
 Other                              1,421,315      $   900,000       2,321,315
                                ==============   ==============  ==============
                             $      6,627,510      $   900,000 $     7,527,510
                                ==============   ==============  ==============

(4) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the three months ended September 30, 1999, there were no such auction or private treaty sales.

         Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Leon Liebman, who was a director of the Company until his resignation on October 19, 1999, provided consulting services for the Company. Total expenditures for services rendered by these firms for the three months ended September 30, 1998 and 1999 were approximately $24,000 and $ 21,000 respectively, in the case of Kramer, Levin, Naftalis & Frankel, approximately $17,000 and $46,000 respectively, in the case of Micro Strategies, Incorporated, of which approximately $ 30,000 was charged to operations in 1999, and $0 and $ 13,000 respectively in the case of Mr. Liebman.

         Included in Auctions receivable - related party is $850,000 for Afinsa (see note 1)

(5) Debt

         The Company is party to a secured revolving credit and term loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At September 30, 1999, borrowing under the revolving credit facility and term loan totaled $3,662,000 and $ 67,750 respectively. Absent a material adverse change or event of default as determined by BBH&Co., with respect to the revolving credit loan, BBH&Co. has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines.

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

(7)  Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:
                                             Three Months Ended
                                               September 30,
                                  --------------------------------------------
                                           1998                      1999
                                  ------------------       -------------------
 Interest paid                        $   117,922               $   124,265
 Income taxes paid                          1,314                     1,222

Summary of significant non-cash transactions:
 Income tax effect of the
  exercise of options                         -                 $    51,250

(8) Acquisition of Subsidiary

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General

         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 5% to 15% (although the commission may be slightly lower on high value properties) and a commission of 10% to 15% from the buyers

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended September 30, 1998 and 1999. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended September 30, 1999
Compared with the three months ended September 30, 1998

         The Company recorded an increase in revenues of approximately $2,044,000 (128%), from approximately $1,598,000 for the three months ended September 30, 1998 to approximately $3,642,000 for the three months ended
September 30, 1999. This increase was primarily attributable to revenues generated from Teletrade of approximately $1,379,000 which were not included in the similar period last year, increases in revenues from the sale of the Company's inventories of approximately $886,000 (89%) for the three month period ended September 30, 1999 compared to the prior year.

         Gross margins on the sales of the Company's inventory increased by approximately $ 246,000 (90%) in the three months ended September 30, 1999 compared to the three months ended September 30, 1999. The overall gross margin decreased to 22% on inventory sales during the three months ended September 30, 1999 from 28% for the comparable period in the prior year. The stamp area had a decrease in gross margins from 45% to 26% during the three months ended September 30, 1999 compared to the prior year comparable period.

         The Company's operating expenses increased by approximately $1,686,000 (170%) during the three months ended September 30, 1999 compared to the same period in the prior year. Marketing costs increased approximately $ 392,000 (297%) of which approximately $242,000 were related to Teletrade (which was not included in the comparable period in 1998). Of the remaining approximately $
1,294,000 increase in general and administrative expenses, approximately $ 812,000 related to Teletrade. Other increases in general and administrative expenses include salaries and shareholder expenses of approximately $ 326,000. These costs resulted in operating costs of 74% of operating revenues for the three months ended September 30, 1999 compared to 62% for the comparable period in the prior year.

         Interest income increased by approximately $128,000 substantially due to a higher level of outstanding interest bearing advances to consignors during the quarter ended September 30, 1999 as compared to the three months ended September 30, 1999. This was offset by an increase in interest expense of approximately $ 68,000 during the three months ended September 30, 1999 as compared to the comparable period of the prior year due primarily to increased overall borrowings.

         Net Income: The Company's decrease in operating profits of approximately $ 777,000 during the three months ended September 30, 1999 as compared to the same period of the prior year and the decrease in the gain on sale of PICK stock of approximately $ 542,000 were the primary components of the net loss of approximately $ 477,000 for the three months ended September 30, 1999 compared to the net income of approximately $ 210,000 during the three months ended September 30, 1998.

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

 Liquidity and Capital Resources

         At September 30, 1999, the Company's working capital position was approximately $ 7,859,000, compared to approximately $ 9,002,000 as of June 30, 1999. This decrease of approximately $ 1,143,000 was primarily due to decreases in stock subscriptions receivable of $3,000,000 and accounts payable of approximately $ 846,000, which were partly offset by increases in auctions receivable of approximately $ 129,000, inventory of approximately $ 451,000 (in anticipation of increased e-commerce activity), advances to consignors of approximately $ 390,000 and deferred tax asset of approximately $ 408,000.

         The Company experienced a decrease in cash flow from investing activities for the three months ended September 30, 1999 of approximately $ 181,000. This was primarily attributable to the acquisition of property and equipment.

         The Company experienced an increase in cash flow from financing activities for the three months ended September 30, 1999 of approximately $ 3,063,000. This was primarily attributable to the exercise of employee stock options and the proceeds from stock subscriptions receivable.

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

Subsequent events

         By letter received by the Company on October 19, 1999, Mr. Leon Liebman, a director of the Company whose term was due to expire in 1999 at the annual meeting of shareholders, resigned as director of the Company, effective immediately. Mr. Liebman indicated that his decision was due to various other professional commitments requiring the bulk of his time and attention.

         GREG MANNING AUCTIONS, INC.

                           Part II - OTHER INFORMATION




Item 1. Legal Proceedings

                  None

Item 2. Changes in Securities

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

The Company held a special meeting of shareholders on October 7, 1999 to approve and ratify the issuance and sale of 200,000 shares each to Greg Manning, Leon Liebman and Afinsa Bienes Tangibles, SA.

Set forth below is information concerning the voting results of this matter:

         For:              3,528,541
         Against:            253,368
         Abstain:              5,145

         PROPOSAL APPROVED

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on Form 8-K

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                           GREG MANNING AUCTIONS, INC.



Dated:  November 15, 1999
                                             /s/  Greg Manning

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