Form 10QSB/A
period 1999-09-30
GREG MANNING AUCTIONS INC
filed 1999-11-23
CIK 895516

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

                                        GREG MANNING AUCTIONS, INC.
                                        Consolidated Balance Sheet
                                            September 30, 1999


                                        Assets
Current Assets
     Cash and cash equivalents                                     $348,046
     Accounts receivable
         Auctions receivable                                      6,724,814
         Auctions receivable-related party                          850,000
         Advances to consignors                                   3,427,233
     Inventory                                                    6,627,510
     Deferred tax asset                                             746,788
     Prepaid expenses and deposits                                  379,172
                                                       ---------------------
               Total current assets                              19,103,563

Property and equipment, net                                         781,041
Goodwill                                                          4,445,038
Customer Lists                                                      331,667
Trademarks                                                        2,862,500
Investment in Joint Venture                                         382,409
Other non-current assets
     Deferred Tax Asset                                             823,000
     Inventory                                                      900,000
     Advances to consignors                                         713,612
     Other                                                          405,882
                                                       ---------------------
         Total assets                                           $30,748,712
                                                       =====================

                         Liabilities and Stockholders' Equity
Current liabilities:
     Demand notes payable                                        $3,662,000
     Notes payable                                                2,156,869
     Payable to third party consignors                            2,843,463
     Accounts payable                                               989,394
     Accrued expenses                                             1,593,013
                                                       ---------------------
          Total current liabilities                              11,244,739
     Notes payable - long term                                      678,496
                                                       ---------------------
         Total liabilities                                       11,923,235
                                                       ---------------------

Preferred stock, $.01 par value. Authorized
     10,000,000 shares; none issued.                                      0
Common stock, $.01 par value. Authorized
     20,000,000 shares; 6,822,745 issued                             68,228
Additional paid in capital                                       18,000,279
Retained earnings                                                   756,970
                                                       ---------------------
     Total stockholders' equity                                  18,825,477
                                                       =====================
     Total liabilities and stockholders' equity                 $30,748,712
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
                                     =============  =============  ===============  =============   =================


                         See accompanying notes to financial statements


* See Note 6



                                            GREG MANNING AUCTIONS, INC.
                                       Consolidated Statements of Cash Flows

                                                                              Three Months Ended September 30,
                                                                              1998                      1999
                                                                        ------------------       -------------------

 Cash flows from operating activities :
       Net Income (loss)                                                       $  209,621              $  (477,003)
       Adjustments to reconcile net income to net cash
       from operating activities:
           Depreciation and amortization                                           90,655                   293,421
           Gain on sale of marketable securities                                 (556,817)                  (14,494)
           Deferred tax expense (benefit)                                            -                     (407,786)
           Equity in earnings of investment in joint venture                                                 59,313
           (Increase) decrease in assets:
              Auctions receivable                                               2,413,724                  (165,214)
              Advances to consignors                                              635,277                  (389,757)
              Inventory                                                         (378,360)                  (451,382)
              Prepaid expenses and deposits                                       25,122                     68,631
              Other assets                                                      (246,060)                   (12,866)
           Increase (decrease) in liabilities:
              Payable to third-party consignors                               (2,333,433)                  (437,921)
              Accounts payable                                                   (20,542)                  (846,122)
              Accrued expenses and other liabilities                            (219,401)                  (166,116)
              Income taxes payable                                                225,071                      -
                                                                        ------------------       -------------------
                                                                                (155,143)                (2,947,296)
 Cash flows from investing activities:
       Capital expenditures for property and equipment                           (30,126)                  (177,657)
       Additional goodwill                                                       (18,296)
       Investment in joint venture                                                   -                      (19,360)
       Proceeds from sale of marketable securities                                621,439                    15,649
                                                                        ------------------       -------------------
                                                                                  573,017                  (181,368)
 Cash flows from financing activities:
       Net proceeds from (repayment of) demand notes payable                       57,000                   (40,000)
       Repayment of loans payable                                               (147,070)                    16,181
       Repayment of term notes payable                                          (738,000)
       Proceeds from stock subscription receivable                                   -                    3,000,000
       Proceeds from exercise of options                                             -                       86,897
                                                                        ------------------       -------------------
                                                                                 (828,070)                3,063,078
 Net change in cash and cash equivalents                                        (410,196)                   (65,586)
 Cash and cash equivalents at beginning of period                                 603,628                   413,633
                                                                        ------------------       -------------------
  Cash and cash equivalents at end of period                                   $  193,432               $   348,046
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