Form 10QSB
period 1999-12-31
GREG MANNING AUCTIONS INC
filed 2000-02-14
CIK 895516

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 1999
                              ------------------

                                   OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF  1934

For the transition period ________ to ________


                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.

      (Exact name of Small Business Issuer as specified in its Charter)

       NEW YORK                                          22-2365834
---------------------------                           --------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


       775 Passaic Avenue

       West Caldwell, New Jersey                          07006
--------------------------------                         -------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number, including area code:  (973) 882-0004
                                                 --------------

Check  whether  the Issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes       X        No   _____
      ----------

As of February 4, 2000, Issuer had 7,855,546 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):Yes _X_  No ___

                           GREG MANNING AUCTIONS, INC.
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        --------------------

                  Table of Contents                               Page Number

Consolidated Balance Sheet - December 31, 1999 (Unaudited)             3

Consolidated Statements of Operations -                                4
Three and six months ended December 31, 1998 and 1999 (Unaudited)

Consolidated Statement of Stockholders' Equity -                       5
Six months ended December 31, 1999 (Unaudited)

Consolidated Statements of Cash Flows -                                6
Six months ended December 31, 1998 and 1999 (Unaudited)

Consolidated Statement of Comprehensive Income                         7
Six months ended December 31, 1998 and 1999 (Unaudited)

Notes to Consolidated Financial Statements                             8
as of December 31, 1999

Item 2.  Management's Discussion and Analysis                         13

                              GREG MANNING AUCTIONS, INC.
                              Consolidated Balance Sheet
                                    December 31, 1999
                                       (Unaudited)

                               Assets

 Current Assets

     Cash and cash equivalents                                 $  688,275
     Accounts receivable

        Auctions receivable                                     6,300,865
        Advances to consignors                                  3,663,331
     Inventory                                                 10,749,043
     Deferred tax asset                                           339,510
     Prepaid expenses and deposits                                339,308
                                                       -------------------
                    Total Current Assets                       22,080,332

      Property and equipment, net                                 894,745
      Goodwill                                                  4,397,200
      Customer Lists                                              311,667
      Trademarks                                                2,825,000
      Investment in Joint Venture                                 467,283
      Other non-current assets
        Deferred Tax Asset                                      1,939,024
        Inventory                                                 900,000
        Advances to consignors                                    726,954
        Other                                                     557,353
                                                        -------------------
                 Total assets                                 $35,099,558
                                                        ===================
             Liabilities and Stockholders' Equity

Current liabilities:
      Demand notes payable                                     $4,752,000
      Notes payable                                             2,281,722
      Payable to third party consignors                         3,595,303
      Accounts payable                                          1,469,744
      Accrued expenses                                          3,852,309
                                                        -------------------
                 Total current liabilities                     15,951,078
      Notes payable - long term                                 1,242,721
                                                        -------------------
                 Total liabilities                             17,193,799
                                                        -------------------
Preferred stock, $.01 par value. Authorized

  10,000,000 shares; none issued.                                       0
Common stock, $.01 par value. Authorized

  20,000,000 shares; 6,876,620 issued and outstanding              68,767
Additional paid in capital                                     18,260,701
Retained earnings (deficit)                                      (423,709)
                                                        -------------------
            Total stockholders' equity                          17,905,759
                                                        -------------------
       Total liabilities and stockholders' equity              $35,099,558
                                                        ===================

                               See accompanying notes to financial statements


                                            Greg Manning Auctions, Inc.
                                       Consolidated Statements of Operations

                                                    (Unaudited)

                                                   Three months ended December 31,      Six months ended December 31,
                                                  -----------------------------------  ---------------------------------
                                                        1998              1999              1998              1999
                                                  -----------------  ----------------  ---------------   ---------------
      Operating Revenues

        Sales of merchandise                           $ 3,454,335        $2,330,381    $  4,450,964      $  4,708,770
        Commissions earned                               1,214,406         1,264,263       1,815,855         2,528,369
                                                  -----------------  ----------------  ---------------   ---------------
                                                         4,668,741         3,594,644       6,266,819         7,237,139

      Operating Expenses

        Cost of merchandise sold                         2,415,765         1,956,575       3,137,931         3,814,774
        General and administrative                       1,567,440         2,907,954       2,427,211         5,061,748
        Marketing                                          302,693           469,740         434,911           993,668
                                                  -----------------  ----------------  ---------------   ---------------
                     Operating income (loss)               382,843       (1,739,625)          266,766       (2,633,051)

      Other income (expense)
        Gain on sale of marketable securities              102,635                 0          659,452           14,494
        Interest income                                    105,807           102,086          202,449          326,372
        Interest expense                                  (178,976)         (235,992)        (281,666)        (406,824)
        Loss from operations of joint venture                                (15,385)                          (74,698)
                                                   -----------------  ----------------  ---------------   ---------------
                     Income (loss) before income           412,309        (1,888,916)         847,001       (2,773,707)
                     taxes                                 412,309

      Provision for (benefit from) income taxes            156,058          (708,238)         381,129       (1,116,024)
                                                    -----------------  ----------------  ---------------   ---------------
        Net Income (loss)                               $  256,251      $ (1,180,678)     $   465,872     $ (1,657,683)
                                                    =================  ================  ===============   ===============

      Basic Earnings (loss) per share

        Weighted average shares outstanding              5,404,399         6,858,620        4,912,198        6,820,071
                                                   =================  ================  ===============   ===============
        Basic Earnings (loss) per share                  $    0.05    $        (0.17)   $        0.09     $      (0.24)
                                                    =================  ================  ===============   ===============

      Diluted Earnings (loss) per share

        Weighted average shares outstanding              6,042,267         6,858,620        5,307,226         6,820,071
                                                   =================  ================  ===============   ===============
        Basic Earnings (loss) per share                  $    0.04   $         (0.17)  $         0.09     $       (0.24)
                                                   =================  ================  ===============   ===============

                              See accompanying notes to financial statements


                              GREG MANNING AUCTIONS, INC.

                 Consolidated Statement of Stockholders' Equity

                       Six months ended December 31, 1999

                                   (Unaudited)

                                                   Common Stock

                                         ----------------------------------    Additional         Retained           Total
                                           Number of             Par            Paid-in           Earnings       Stockholders'
                                            Shares              Value           Capital          (Deficit)           Equity
                                        ----------------   ---------------  ------------------  --------------  ------------------
 Balance June 30, 1999                        6,495,622          $ 67,810       $ 17,862,548     $ 1,233,974         $19,164,332

 Options Exercised                               95,625               957            175,303                             176,260

 Income Tax Benefit from exercise of                                                 222,850                             222,850
  options

 Shares sold for cash *                         285,373                                                                      -

 Net loss December 31, 1999                                                                       (1,657,683)         (1,657,683)
                                        ----------------   --------------- ------------------  --------------  ------------------
  Balance December 31, 1999                   6,876,620          $ 68,767       $ 18,260,701     $  (423,709)        $17,905,759
                                        ================   =============== ==================  ==============  ==================


                 See accompanying notes to financial statements

* See Note 6

                                GREG MANNING AUCTIONS, INC.
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                Six months ended December 31,
                                            1998                      1999
                                     ----------------           ---------------
Cash flows from operating activities :
 Net Income (loss)                       $  465,872             $ (1,657,683)
 Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation and amortization           258,362                  593,004
    Provision for bad debts                (158,632)                 214,779
    Gain on sale of marketable securities  (659,452)                 (14,494)
    Deferred tax expense (benefit)               -                (1,116,024)
    Equity in loss of joint venture              -                    74,698
 (Increase) decrease in assets:
    Auctions receivable                     773,248                  893,956
    Advances to consignors                  (50,069)                (625,855)
    Inventory                            (2,079,929)              (4,572,915)
    Prepaid expenses and deposits           (50,764)                 (33,210)
    Other assets                            681,633                  (25,697)
  Increase (decrease) in liabilities:
    Payable to third-party consignors    (2,396,166)                 313,919
    Accounts payable                        660,295                 (365,772)
    Accrued expenses and other
       liabilities                        1,070,586                2,068,812
    Income taxes payable                    381,129
                                   ------------------       -------------------
                                         (1,103,887)              (4,252,482)

Cash flows from investing activities:

 Capital expenditures for

     property and equipment                 (68,228)                (384,586)
 Additional goodwill                        (18,295)                 (13,669)
 Investment in Joint Venture                    -                    (21,787)
 Purchase of Customer list                 (100,000)
 Acquisition of Subsidiary               (3,270,040)
 Proceeds from sale of marketable
     securities                             726,186                   15,649
                                  ------------------       -------------------
                                         (2,730,377)                (404,393)

Cash flows from financing activities:
  Net proceeds from (repayment of)
    demand notes payable                    474,000                1,050,000
  Repayment of loans and loans payable     (307,181)                 705,259
  Proceeds from notes payable             1,500,000
  Repayment of term notes payable              -
  Proceeds from exercise of options         195,938                  176,258
  Proceeds from sale of common stock      1,500,000
  Proceeds from Stock Subscriptions

    Receivable                                 -                   3,000,000
                                  ------------------       -------------------
                                          3,362,757                4,931,517

 Net change in cash and cash
   equivalents                             (471,507)                 274,642
 Cash and cash equivalents at
   beginning of period                      603,628                  413,633
                                  ------------------       -------------------
 Cash and cash equivalents at
   end of period                         $  132,121              $   688,275
                                          ===========              ===========

                 See accompanying notes to financial statements

                                   Greg Manning Auctions, Inc.
                         Consolidated Statement of Comprehensive Income
                               For the six months ended December 31,

                                            1998                   1999
                                   --------------------   --------------------
Net Income (loss)                        $   465,872         $  (1,657,683)
Other comprehensive income (loss)
 Unrealized gains on securities              353,650

 Less: reclassification adjustment for
 gains included in net income               (395,671)
                                   --------------------   --------------------
Comprehensive income (loss)              $   423,851         $  (1,657,683)
                                   ====================   ====================



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

         The accompanying consolidated balance sheet as of December 31, 1999 and related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three and six month periods ended December 31, 1998 and 1999 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1999 filed with the Securities and Exchange Commission.

In July 1999, the Company and Afinsa Bienes Tangibles, S.A. ("Afinsa"), a 16% shareholder of the Company, formed a joint venture known as GMAI-EUROPE.COM to conduct Internet auction and retail sales in Europe through a newly established Madrid, Spain office. A definitive agreement is currently being finalized. The Company has a 50% investment in GMAI-EUROPE.COM which will be accounted for under the Equity method of accounting.

         On December 9, 1999, the Company announced the signing of a definitive agreement to purchase Spectrum Numismatics International, Inc., a Santa Ana, California company, a leading wholesaler of rare coins. Under the terms of the agreement, which is subject to the approval of the Company's shareholders, which is scheduled for February 18, 2000, the Company will pay Spectrum shareholders $25 million in the Company's common stock valued at $14.25 per share. For further information, refer to the Proxy Statement and disclosures thereto filed with the Securities and Exchange Commission on January 13, 2000.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:


                                                 For the six months ended
                                                       December 31,                           Percentages
                                          -----------------------------------------    ----------------------------
                                                  1998                  1999               1998            1999
                                          -------------------    ------------------    ------------   -------------
Aggregate Sales                       $           15,250,467     $      20,321,749            100%            100%
                                     ========================    ==================    ============   =============
By source:
     A. Auction                       $           10,799,503     $      15,612,979             71%             77%
     B. Sales of inventory                         4,450,964             4,708,770             29%             23%
                                     ------------------------    ------------------    ------------   -------------
By market:
           A. Philatelics             $           10,077,027     $       7,594,231             66%             37%
           C. Sports Collectibles                  1,651,750             3,981,787             11%             20%
           D. Numismatics                          2,910,685             7,563,889             19%             37%
           D. Diamond                                131,730               107,493              1%              1%
           E. Art                                    424,725                49,903              3%              0%
           F  Other                                   54,550             1,024,446              0%              5%

Intangible Assets
         Goodwill

Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty to twenty-five years. Total accumulated amortization at December 31, 1998 and 1999 was approximately $ 382,000 and $ 661,000, respectively. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses. Amortization expense charged to operations for the six months ended December 31, 1998 and 1999 was approximately $ 71,000 and $ 122,000 respectively.

         Trademarks and Customer List

Part of the purchase price for Teletrade was allocated to Trademarks and Customer List. These are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer List. Total accumulated amortization at December 31, 1999 was approximately $ 263,000. Amortization expense charged to operations for the six months ended December 31, 1998 and 1999 was approximately $ 35,000 and $ 115,000, respectively.

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

                  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the three and six months ended December 31, 1999.

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

(3) Inventories

         Inventories as of December 31, 1999 consisted of the following:

                                  Current        Non-current          Total
                             ---------------   --------------   ---------------
 Stamps                         $ 4,618,032                       $  4,618,032
 Sports Cards and Memorabilia     3,707,409                          3,707,409
 Coins                              659,252                            673,252
 Art                                315,893                            315,893
 Other                            1,448,457         $ 900,000        2,348,457
                             ---------------   --------------   ---------------
                               $ 10,749,043         $ 900,000     $ 11,649,043
                             ===============   ==============   ===============

(4) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the three and six months ended December 31, 1999, there were no such auction or private treaty sales.

         Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the
Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Leon Liebman, who was a director of the Company until his resignation on October 19, 1999, provided consulting services for the Company. Total expenditures for services rendered by these firms for the six months ended December 31, 1998 and 1999 were approximately $166,000 and $ 142,000 respectively, in the case of Kramer, Levin, Naftalis & Frankel, approximately $ 51,000 and $ 151,000 respectively, in the case of Micro Strategies, Incorporated, and $0 and $ 25,000 respectively in the case of Mr. Liebman.

(5) Debt

At December 31, 1999, the Company was a party to secured revolving credit and term loan facilities with Brown Brothers Harriman & Co. ("BBH&Co"). At December 31, 1999, the borrowing under these facilities totaled $4,752,000 and $2,450,000, respectively.

On February 1, 2000, the Company paid off in full all of such facilities from the proceeds of the private equity financing which is more fully described in the accompanying subsequent events note. Accordingly, at February 14, 2000, the full amount of the revolving credit facility, or an aggregate of $5.25 million, remains available to the Company.

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

(7)  Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:

                                         Six Months Ended
                                            December 31,
                                --------------------------------------------
                                        1998                     1999
                                ------------------      --------------------
      Interest paid                  $  281,999               $   337,854
      Income taxes paid                   1,314                     1,222

 Summary of significant non-cash transactions:

     Income tax effect of the
      exercise of options                  -                     222,850

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Overview

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective inveestors should carefully consider the information set forth below, and in the Company's Form 10-KSB, and in its Proxy Statement, filed with the Securities and Exchange Commission on January 13, 2000 and Form S-3 filed with the Securities and Exchange Commission on February 10, 2000, in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Greg Manning Auctions, Inc. is continuing to pursue its strategy of becoming a global internet auction company, through its investments in GMAI-Asia and GMAI-Europe, as well as through its continuing efforts to expand its market within the North American internet marketplace. Through its alliances with eBay and Amazon.com (see Subsequent Events, below), it continues to increase its presence within the internet collectible auction marketplace.

         The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 5% to 15% (although the commission may be slightly lower on high value properties) and a commission of 10% to 15% from the buyers

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the six months ended December 31, 1998 and 1999. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended December 31, 1999 Compared with the three months ended December 31, 1998

Net Revenues

The Company recorded a decrease in revenues of approximately $ 1,074,000 (23%), from approximately $ 4,669,000 for the three months ended December 31, 1998 to approximately $ 3,595,000 for the three months ended December 31, 1999. The primary reason for this decrease is that during the second quarter ended December 31, 1998, there were two significant "private treaty" sales of the Company's owned inventory, one in stamps and one in art. The Company is no longer focusing on such private treaty sales as it pursues its strategy of increasing its on-line internet sales. To this end the Company has concentrated on obtaining inventory for initial sale on the internet. Our auction sales of owned inventory actually increased from approximately $1,010,000 during the three months ended December 31, 1998 to approximately $1,762,000for the three months ended December 31, 1999.

Cost of Revenues

Cost of revenues consist primarily of the cost of inventory sold, including certain costs relating to the acquisition, handling and maintenance of that inventory. Cost of revenues were approximately $ 1,957,000, or 54.4% of net revenues for the three months ended December 31, 1999 compared to approximately $ 2,416,000, or 51.4% of net revenues for the three months ended December 31, 1998. As mentioned above, the primary reason for the decrease in value and profit margin % is primarily attributable to the overall decrease in more profitable private treaty sales in 1999 as compared to 1998.

Marketing and Operating Expenses

The Company's marketing and operating expenses increased by approximately $ 1,508,000 (81%) in the three months ended December 31, 1999 compared to the same period in the prior year. These costs resulted in operating costs of 94% of operating revenues for the three months ended December 31, 1999 compared to 40% for the comparable period in the prior year. This increase in costs are primarily attributable to increases in marketing and advertising expenses of approximately 55%, salaries and wages of approximately 38%, and auction related expenses of approximately 122%. It is management's belief that these cost increases are consistent with its strategy to provide sufficient infrastructure to the Company in order to meet the demands which are anticipated from its growth in the e-commerce marketplace. Also included in these costs are approximately $224,000 in depreciation and amortization (an increase of 24% over the three months ended December 31, 1998) and approximately $405,000 in noon-recurring acquisition costs related to Spectrum.

The Company's decrease in operating profits of approximately $ 2,122,000 during the three month period ending December 31, 1999 as compared to the comparable period ended December 31, 1998, and the gain on sale of PICK stock of approximately $ 103,000 during the three months ended December 31, 1998 were the primary components of the net loss of approximately $ 1,181,000 for the three months ended December 31, 1999 compared to net income of approximately $ 256,000 during the three months ended December 31, 1998.

Six months ended December 31, 1999 Compared with the six months ended December 31, 1998

Net Revenues

The Company had an increase in net revenues of approximately $ 970,000 (15%) to approximately $ 7,237,000 for the six months ended December 31, 1999 as compared to the comparable period ended December 31, 1998. This increase was attributable to an increase in sales of the Company's inventory of approximately $ 258,000 (5.8%) and an increase in commissions earned of approximately $ 712,000 (39.2%). Cost of Revenues

Cost of revenues for the six months ended December 31, 1999 were approximately $ 3,814,000, or 52.7% of net revenues compared to approximately $3,138,000, or 50,4% of net revenues for the six months ended December 31, 1998. The primary reasons for the increase were a decrease in more profitable non-auction sales of approximately $ 1,700,000 with an average gross profit margin of 36% for the six month period last year and 26% for the six month period this year, and an increase in auction sales of approximately $ 1,958,000 with average gross profit margins of 21% last year and 17% this year.

Marketing and Operating Expenses

The Company recorded an increase in marketing and operating expenses of approximately $ 3,193,000 for the six months ended December 31, 1999 as compared to the comparable period ended December 31, 1998. This increase in costs are primarily attributable to increases in marketing and advertising expenses of approximately $ 559,000 (128%), salaries and wages of approximately $ 785,000 (74%), and auction related expenses of approximately $391,000 (190%). It is management's belief that these cost increases are consistent with its strategy to provide sufficient infrastructure to the Company in order to meet the demands which are anticipated from its growth in the e-commerce marketplace. Also included in these costs are approximately $ 593,000 in depreciation and amortization (a 130% increase from the same period from the prior year) and approximately $405,000 in non-recurring acquisition costs relating to Spectrum.

Interest Income and Expense

Interest expense increased approximately $ 125,000 for the six months ended December 31, 1999 as compared to the comparable period ended December 31, 1998. The increase was primarily attributable to increased outstanding borrowings during the current six month period to support our increased inventory purchases in anticipation of expanding our e-commerce sales. Interest income increased by approximately $ 124,000 for the six months ended December 31, 1999 as compared to the comparable period ended December 31, 1998.

The Company recorded a net loss of approximately $ 1,658,000 for the six months ended December 31, 1999 as compared to net income of approximately $ 466,000 for the comparable period ended December 31, 1998. This change was primarily due to those factors mentioned above as well as the gain on sale of PICK stock of approximately $ 659,000 during the six months ended December 31, 1998.

The Company's program relating to Year 2000 issue is ongoing, as the Company monitors (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. The Company has not experienced any issues or problems with regard to Y2K.

 Liquidity and Capital Resources

At December 31, 1999, the Company's working capital position was approximately $ 6,129,000, compared to approximately $ 9,002,000 as of June 30, 1999. This decrease of approximately $ 2,873,000 was primarily due to the net six month operating loss of approximately $ 2,774,000, auctions receivable of approximately $ 894,000 and increases in demand and loans payable of approximately $ 2,118,000 and accrued expenses of approximately $ 2,075,000, which were partly offset by increases in inventory of approximately $ 4,573,000 (in anticipation of increased e-commerce activity), and advances to consignors of approximately $ 626,000.

         The Company experienced a decrease in cash flow from investing activities for the six months ended December 31, 1999 of approximately $ 404,000. This was primarily attributable to the acquisition of property and equipment.

         The Company experienced an increase in cash flow from financing activities for the six months ended December 31, 1999 of approximately $ 4,932,000. This was primarily attributable to the exercise of employee stock options and the proceeds from stock subscriptions receivable.

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

Subsequent events

On January 31, 2000, we issued in a private placement to Amazon.com, Inc., 285,551 shares of our common stock, together with a warrant to acquire 25,000 shares of our common stock at an exercise price per share of $20.19. The warrant is immediately exercisable. In connection with this equity investment, GMAI and Amazon.com Auctions LLC, a subsidiary of Amazon.com, entered into a marketing agreement pursuant to which the company will offer collectibles for sale on the subsidiary's Web site.

In late January and early February 2000, GMAI issued in a private placement to certain investors an aggregate of 750,000 shares of the Company's common stock, together with warrants to acquire 112,500 shares of our common stock. The warrants are immediately exercisable at a price of $18.85 per share.

On January 15, 2000, GMAI-Asia.com Inc. agreed to enter into a group of related transactions. The Company expects the closing of these transactions to occur in mid-February 2000. At the closing, GMAI-Asia.com will acquire from China Everbright Technology Limited a 65% interest in China Everbright Telecom-Land Network Limited (a British Virgin Islands company) for consideration of 30,000,000 Chinese Renmimbi (approximately US$3,624,000, using a conversion rate of RMB8.2788 to US$1.00), payable in our common stock, and GMAI-Asia.com's guarantee of 40,000,000 Chinese Renmimbi (approximately US$4,832,000) of indebtedness of China Everbright Telecom-Land's Shanghai subsidiary; enter into a shareholders' agreement governing the management of China Everbright Telecom-Land and its Shanghai subsidiary and providing GMAI-Asia.com certain rights to acquire the remaining 35% interest in China Everbright Telecom-Land; enter into a management agreement with China Everbright Telecommunication Products Limited (a Chinese company wholly owned by affiliates of China Everbright Technology); and receive an option to acquire a 65% interest in China Everbright Telecommunication Products for nominal consideration and certain rights to acquire the remaining 35% interest in China Everbright Telecommunication Products. In addition, we will be guaranteeing performance by GMAI-Asia.com of its obligations in these various transactions, and will be registering the shares of our stock that we issue to China Everbright Technology Limited. China Everbright Telecom-Land and its Shanghai subsidiary are currently engaged in the wholesale and retail distribution of consumer telecommunication and electronic products in China. These entities sell their products through China Everbright Telecommunication Products' distribution network of retail locations. In consideration of this additional investment in GMAI-Asia.com, the Company has raised its interest in GMAI-Asia.com from 42.5% to 51.7%.

                            GREG MANNING AUCTIONS, INC.

                           Part II - OTHER INFORMATION

Item 1. Legal Proceedings

                  None

Item 2. Changes in Securities

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on December 9, 1999. At the Annual Meeting, each of Mark B. Segall and Richard Cohen were elected to hold off ice as directors of the Company until the third succeeding Annual Meeting of Shareholders in 2002, and until their respective successors have been elected and qualified.

Set forth below is information concerning the voting results of matters voted upon at the Annual Meeting:

1.       Election of Directors:

              Mark B. Segall

                  For:              4,075,967
                  Against:            254,863

               Richard Cohen

                  For:              4,075,967
                  Against:            254,863

2. Ratification of the appointment of Amper, Politziner, & Mattia as the Company's independent public accountants for the Company's fiscal year ended June 30, 2000:

                  For:              4,052,383
                  Against:            276,288
                  Abstentions:          2,159
                            PROPOSAL APPROVED

3. Approval of adoption of the amendment to the Company's 1997 Stock Incentive Plan:

                  For:              3,939,562
                  Against:            366,102
                  Abstentions:         12,205
                            PROPOSAL APPROVED

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           27 Financial Data Schedule

                  (b) Reports on Form 8-K

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                     GREG MANNING AUCTIONS, INC.



Dated: February 14, 1999
                                                 /s/ Greg Manning
                                                ------------------
                                                     Greg Manning
                                          Chairman and Chief Executive Officer

                                                  ----------------

                                                  /s/ James Smith
                                                 -----------------
                                                    James Smith
                                             Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit

No.               Description

-------- ------------------------------------------

27       Financial Data Schedule