Form 10QSB
period 2000-03-31
GREG MANNING AUCTIONS INC
filed 2000-05-15
CIK 895516

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2000
                              ---------------

                                   OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF  1934

For the transition period ________ to ________


                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
                          ---------------------------
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

Yes       X        No   _____
      ----------

As of May 8, 2000, Issuer had 9,855,059 shares of its Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes ___X___
No            .
-         -----------

                           GREG MANNING AUCTIONS, INC.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
        --------------------

               Table of Contents                            Page Number

Condensed Consolidated Balance Sheet -
         March 31, 2000 (Unaudited)                               3

Condensed  Consolidated  Statements  of  Operations
        Three and nine months ended March 31, 1999
        and 2000 (Unaudited)                                      4

Condensed Consolidated Statement of Stockholders' Equity -        5
        July 1, 1998 to March 31, 2000 (Unaudited)

Condensed  Consolidated  Statements of Cash Flows - Nine
        months ended March 31, 1999 and 2000 (Unaudited)          6

Condensed Consolidated Statement of Comprehensive Income
         Nine months ended March 31, 1999 and 2000 (Unaudited)    7

Notes to Condensed Consolidated Financial Statements
         as of March 31, 2000                                     8

Item 2.  Management's Discussion and Analysis                    14

                       GREG MANNING AUCTIONS, INC.
                  Condensed Consolidated Balance Sheet
                            March 31, 1999

                              (Unaudited)

                       Assets

Current Assets

     Cash and cash equivalents                                 $2,002,584
     Accounts receivable

         Accounts and auctions receivable                      17,575,371
         Advances to consignors                                 2,402,824
     Inventory                                                 20,321,516
     Deferred tax asset                                           339,510
     Prepaid expenses and deposits                                288,720
                                                      --------------------
         Total current assets                                  42,930,525

Property and equipment, net                                       927,528
Goodwill                                                        4,362,439
Customer Lists                                                    291,667
Trademarks                                                      2,787,500
Marketable securities
                                                                  138,166

Investments in Joint Venture and other                          6,537,827
Other non-current assets
     Deferred Tax Asset                                         2,032,936
     Inventory                                                    900,000
     Advances to consignors                                       740,150
     Other                                                        331,478
                                                      --------------------
         Total assets                                         $61,980,216
                                                      ====================

        Liabilities and Stockholder's Equity
Current liabilities:

     Demand notes payable                                      $7,070,000
     Notes payable                                                134,273
     Payable to third party consignors                          3,096,906
     Accounts payable                                          11,354,990
     Accrued expenses                                           1,472,645
                                                      --------------------
         Total current liabilities                             23,128,814
     Minority interest                                              4,255
     Notes payable - long term                                    161,013
                                                      --------------------
         Total liabilities                                     23,294,082
                                                      --------------------

Preferred stock, $.01 par value. Authorized

     20,000,000 shares; none issued.                                    0
Common stock, $.01 par value. Authorized
     40,000,000 shares; 9,853,684 issued
     And outstanding                                               98,537
Additional paid in capital                                     38,747,701
Retained earnings (deficit)                                     (160,104)
                                                      --------------------
     Total stockholders' equity                                38,686,134
                                                      --------------------
     Total liabilities and stockholders' equity               $61,980,216
                                                      ====================

        See accompanying notes to condensed financial statements

                           Greg Manning Auctions, Inc.
                 Condensed Consolidated Statements of Operations (1)
                                   (Unaudited)

                                                   Three months ended March 31,            Nine months ended March 31,
                                                   -------------------------------------  --------------------------------------
                                                        1999                2000               1999                 2000
                                                   ---------------    ------------------  ----------------   -------------------
Operating Revenues

      Sales of merchandise                         $ 21,787,731       $      15,341,754      $ 56,697,714           $41,002,333
      Commissions earned                              1,526,234               2,708,212         3,342,088             5,236,581
                                                   ---------------    ------------------  ----------------   -------------------
                                                     23,313,965              18,049,966        60,039,802            46,238,914

Operating Expenses

      Cost of merchandise sold                        19,844,457             13,334,990        51,180,308            37,116,154
      General and administrative                       2,414,140              2,897,559         7,213,662             8,881,003
      Marketing                                          582,368                623,747         1,258,555             1,761,141
                                                   ---------------    ------------------  ----------------   -------------------
           Operating income (loss)                       473,000              1,193,670           387,277            (1,519,384)

Other income (expense)
      Gain on sale of marketable securities              628,503                      0         1,717,670                14,494
      Interest income                                     96,539                  3,818           389,908               393,399
      Interest expense                                  (492,702)              (386,452)       (1,254,262)           (1,219,296)
       Minority interest                                     787                   (835)           (1,007)                 (396)
      Loss from operations of joint venture                                    (103,283)                                (97,894)
                                                   ---------------    ------------------  ----------------   -------------------
           Income (loss) before income taxes             749,127                706,918         1,239,586            (2,429,077)

Provision for (benefit from) income taxes                250,044                204,906           631,173              (911,118)
                                                    ---------------    ------------------  ----------------   -------------------
      Net Income (loss)                            $     499,083      $         502,120   $       608,413           $ (1,517,959)
                                                    ===============    ==================  ================   ===================

Basic Earnings (loss) per share

      Weighted average shares outstanding              7,931,659              9,758,488         7,082,120              9,656,955
                                                    ===============    ==================  ================   ===================
      Basic Earnings (loss) per share              $       0.06               $    0.05   $       0.09               $   (0.16)
                                                   ===============    ==================  ================   ===================

Diluted Earnings (loss) per share

      Weighted average shares outstanding             8,437,328              10,351,075        7,514,028              9,656,955
                                                   ===============    ==================  ================   ===================
      Diluted Earnings (loss) per share            $     0.06                 $   0 .05   $      0.08                $   (0.16)
                                                   ===============    ==================  ================   ===================
See accompanying notes to condensed financial statements

(1) All 1999 amounts have been restated to reflect the acquisition of Spectrum
        Numismatics, Inc. All 2000 amounts include the activity of Spectrum as if it had been acquired at July 1, 1999. See note 1.


                                               Greg Manning Auctions, Inc.
                                 Condensed Consolidated Statement of Stockholder's Equity
                                             July 1, 1998 to March 31, 2000
                                                       (Unaudited)

                                                                              Unrealized
                                                                Additional    Gain (Loss)                        Total
                                      Common Stock              Paid-In       on Marketable    Retained
                                                                                                            Stockholders'
                                   Shares            $          Capital       Securities       Earnings         Equity
                               ----------------  ----------   ------------   --------------   -----------   ---------------
 Balance, June 30, 1998          4,419,997       $ 44,200    $  6,819,690       $  18,496        $ 653,320     $  7,535,706
 Spectrum Shares                 1,754,034         17,540         (17,540)                                           -
 Spectrum Balance                                                 528,316                          470,418          998,734
 Consolidated Balance          ----------------  ----------   ------------   --------------   -----------   ---------------
     June 30, 1998               6,174,031         61,740       7,330,466          18,496        1,123,738        8,534,440

 Options Exercised                 535,375          5,353         887,037                                           892,390

 Income Tax Benefit from
      exercise of stock options                                 1,374,078                                         1,374,078

 Options issued relating to loan                                  200,000                                           200,000

 Options issued relating to
   acquisition of subsidiary                                       75,000                                            75,000

 Options issued relating to
      professional services                                       150,000                                           150,000

 Unrealized gains from
   sale of marketable securities                                                   (18,496)                         (18,496)

 Common shares  sold for cash    1,075,623        10,757        6,489,243                                         6,500,000

 Common shares issued relating
      to acquisition of
     subsidiary                    750,000         7,500        1,867,500                                         1,875,000

 Shareholder Distributions-Spectrum                                                                   (812,118)    (812,118)

 Net income - June 30, 1999                                                                          1,306,643     1,306,643
                               --------------  ----------    ------------      --------------      -----------   ------------
 Balance June 30, 1999           8,535,029        85,350       18,373,324            -               1,618,263    20,076,937

 Options Exercised                 115,000         1,150          211,738                                            212,888

 Income Tax Benefit from
      exercise of stock
      options                                                     298,818                                            298,818

 Common shares  sold for
cash  net of expenses            1,035,551        10,356       16,212,644                                         16,223,000

 Common shares issued relating
      to acquisition of
      Everbright                   168,104         1,681        3,612,555                                          3,614,236

 Shareholder Distributions-Spectrum                                                                   (260,408)     (260,408)

 Spectrum shareholder purchase
      of additional shares for cash                                38,622                                             38,622

 Net loss - March 31, 2000                                                                          (1,517,959)   (1,517,959)
                               ----------------  ----------   ------------     --------------      -----------   ------------
 Balance March 31, 2000          9,853,684       $ 98,537    $ 38,747,701       $    -             $  (160,104)  $ 38,686,134
                               ============      ==========   ============     ==============      ===========   ============
                                       See accompanying notes to condensed financial statements

                               GREG MANNING AUCTIONS, INC.
                        Condensed Consolidated Statements of Cash Flows (1)
                                           (Unaudited)

                                                  Nine months ended March 31,
                                             1999                      2000
                                      ------------------       ----------------
 Cash flows from operating activities :
    Net Income (loss)                             $  608,413       $ (1,517,959)
    Adjustments to reconcile net income to
        net cash
    from operating activities:
     Depreciation and amortization                   517,290            935,909
     Provision for bad debt expense (recovery)      (160,685)           218,376
     Gain on sale of marketable securities        (1,286,160)           (14,494)
     Equity in loss of joint venture and other          -               218,523
     Deferred tax expense (benefit)                     -              (911,118)
    (Increase) decrease in assets:
      Accounts and auctions receivable                 1,692         (7,707,987)
      Advances to consignors                         562,024            634,652
      Inventory                                   (1,597,864)        (4,688,026)
      Prepaid expenses and deposits                 (221,540)           600,001
      Other assets                                   913,489            (93,476)
     Increase (decrease) in liabilities:
      Payable to third-party consignors           (2,732,380)          (787,551)
      Accounts payable                            (1,647,366)         6,206,616
      Accrued expenses and other liabilities         695,157           (399,255)
      Income taxes payable                           631,079
                                                 ------------        -----------
                                                  (3,716,851)        (7,305,789)

 Cash flows from investing activities:
  Capital expenditures for property and equipment   (238,490)          (533,376)
  Additional goodwill                                (43,233)           (41,865)
  Purchase of Customer list                         (100,000)
  Acquisition of Subsidiary                       (3,270,040)
  Investment in joint venture                       (702,839)        (2,014,419)
  Proceeds from sale of marketable securities      1,592,026             23,149
                                                 ------------        ----------
                                                  (2,762,576)        (2,566,511)

 Cash flows from financing activities:
  Net proceeds from (repayment of) demand
        notes payable                              1,199,000         (3,632,000)
  Repayment of loans and loans payable              (308,062)        (4,523,898)
  Proceeds from notes payable                      1,500,000
  Repayment of notes receivable                      229,742
  Proceeds from exercise of options                  813,695            212,887
  Proceeds from sale of common stock
        (net of expenses)                          2,500,000         16,223,000
  Investment by Spectrum partner                                         44,108
  Dividend to Spectrum Shareholders                 (244,295)          (260,408)
  Proceeds from Stock Subscriptions Receivable          -             3,000,000
                                                 ------------       -----------
                                                   5,690,080         11,063,689
 Net change in cash and cash equivalents            (789,347)         1,191,388
 Cash and cash equivalents at beginning of period  1,438,596            811,196
                                                  ------------      -----------
 Cash and cash equivalents at end of period       $  649,249       $  2,002,584
                                                  ============      ===========
(1) All 1999 amounts have been restated to reflect the acquisition of Spectrum Numismatics, Inc. All 2000 amounts include the activity of Spectrum as if it had been acquired at July 1, 1999. See note 1.

               See accompanying notes to condensed financial statements

                        Greg Manning Auctions, Inc.
          Condensed Consolidated Statement of Comprehensive Income (1)
                                 (Unaudited)

                                                    For the nine months
                                                       ended March 31,

                                             1999                  2000
                                     -------------------   --------------------
Net Income (loss)                       $   608,413         $  (1,517,959)

Other comprehensive income (loss)
  Unrealized gains on securities            771,450                  -

  Less: reclassification adjustment for
  gains included in net income             (771,696)                 -
                                     -------------------   --------------------
Comprehensive income (loss)             $   608,167         $  (1,517,959)
                                     ===================   ====================
(1) All 1999 amounts have been restated to reflect the acquisition of Spectrum Numismatics, Inc. All 2000 amounts include the activity of Spectrum as if it had been acquired at July 1, 1999. See note 1.
                  See accompanying notes to condensed financial statements

                           GREG MANNING AUCTIONS, INC.
              Notes to Condensed Consolidated Financial Statements
           For the Three and Nine Months ended March 31, 1999 and 2000

 (1)  Organization, Business and Basis of Presentation

         Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. Greg Manning Galleries, Inc., Spectrum Numismatics International, Inc., Greg Manning Direct Inc., and Teletrade, Inc. (collectively, the "Company"), is an eCommerce and collectibles company as well as a public auctioneer of collectibles including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, movie posters, fine art, coins, diamonds and jewelry, comic books, art, Hollywood and Rock and Roll memorabilia. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone, bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail.

         The accompanying consolidated balance sheet as of March 31, 2000 and related consolidated statements of operations, cash flows and comprehensive income for the three and nine month periods ended March 31, 1999 and 2000 and statements of stockholders' equity for the period July 1, 1998 through March 31, 2000 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 1999 filed with the Securities and Exchange Commission.

         In July 1999, the Company and Afinsa Bienes Tangibles, S.A. ("Afinsa"), a 11% shareholder of the Company, formed a joint venture known as GMAI-Europe.com, Inc. to conduct Internet auction and retail sales in Europe through a newly established Madrid, Spain office. A definitive agreement is currently being finalized. The Company has a 50% investment in GMAI-Europe.com, Inc. which will be accounted for under the equity method of accounting.

         Effective on February 22, 2000, the Company purchased, through a subsidiary merger, all of the stock of Spectrum Numismatics International, Inc., a leading wholesaler of rare coins based in Santa Ana, California. Under the terms of the transaction, which was approved by the Company's shareholders, the Company paid Spectrum shareholders $25 million in the Company's common stock valued at $14.25 per share. The foregoing description of the merger is qualified in its entirety by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on March 6, 2000. The acquisition was recorded using the pooling of interests method of accounting. Accordingly, all prior financial statement information has been restated to include the historical balances of Spectrum.

         On January 31, 2000, the Company issued in a private placement to Amazon.com, Inc. 285,551 shares of the Company's common stock, together with a warrant to acquire 25,000 shares of the Company's common stock at an exercise price per share of $20.19. The warrant is immediately exercisable. In connection with this equity investment, GMAI and Amazon.com Auctions LLC, a subsidiary of Amazon.com, entered into a marketing agreement pursuant to which the Company will offer collectibles for sale on the Amazon.com web site.

         In late January and early February 2000, GMAI issued in a private placement to certain investors an aggregate of 750,000 shares of the Company's common stock for approximately $ 11,273,000, net of expenses, together with warrants to acquire 112,500 shares of the Company's common stock. The warrants are immediately exercisable at a price of $18.85 per share.

         On February 15, 2000, GMAI-Asia.com, Inc., a joint venture, closed a series of related transactions which permitted GMAI-Asia.com, Inc. to launch a "clicks and mortar" strategy in China while the Internet infrastructure in that country develops. At the closing, GMAI-Asia.com acquired from China Everbright Technology Limited a 65% interest in China Everbright Telecom-Land Network Limited (a British Virgin Islands company) for consideration of 30,000,000 Chinese Renmimbi (approximately US$3,624,000, using a conversion rate of RMB
8.2788 to US$1.00), payable in the Company's common stock, and GMAI-Asia.com, Inc.'s guarantee of 40,000,000 Chinese Renmimbi (approximately US $4,832,000) of indebtedness of China Everbright Telecom-Land's Shanghai subsidiary; entered into a shareholders' agreement governing the management of China Everbright Telecom-Land and its Shanghai subsidiary and provided GMAI-Asia.com, Inc.
certain  rights to  acquire  the  remaining  35%  interest  in China  Everbright
Telecom-Land; entered into a management agreement with China Everbright Telecommunication Products Limited (a Chinese company wholly owned by affiliates of China Everbright Technology); and received an option to acquire a 65%
interest in China Everbright Telecommunication Products for nominal consideration and certain rights to acquire the remaining 35% interest in China Everbright Telecommunication Products. In addition, the Company has guaranteed performance by GMAI-Asia.com, Inc. of its obligations in these various transactions, and registered the shares of the Company's stock that were issued to China Everbright Technology Limited. China Everbright Telecom-Land and its Shanghai subsidiary are currently engaged in the wholesale and retail distribution of consumer telecommunication and electronic products in China. These entities sell their products through China Everbright Telecommunication Products' distribution network of retail locations. At March 31, 2000, the Company had a 48% ownership interest in GMAI-Asia.com, Inc. GMAI-Asia.com, Inc. is accounted for under the equity method of accounting.

         Effective January 26, 2000, the Company formed Greg Manning Direct, Inc. ("GMD") to produce and market collectibles for the mass merchandising market. In connection with this transaction, the Company signed a management agreement with Tristar Products, Inc.("Tristar"), a privately owned Pennsylvania company, to manage the operations of GMD. Terms of the agreement include the collaboration of the Company and Tristar to develop and market collectibles for the mass merchandising market. The Company will pay to Tristar a percentage of the revenues generated from the sales of these collectibles for the fulfillment of these sales.

 (2) Summary of Certain Significant Accounting Policies

Revenue Recognition

         Revenue is recognized by the Company when its offerings are sold and is represented by a commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller.

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

         The Company also sells its own inventory at auction, wholesale and retail. Revenue with respect to owned inventory sold at auction is recognized when sold and for wholesale or retail sales, revenue is recognized when delivered or released to the customer or to a common carrier for delivery.

         The Company does not provide any guarantee with respect to the authenticity of property offered for sale at auction. However, each lot is sold as genuine and as described by the Company in the catalog. When, in the opinion of a competent authority mutually acceptable to the Company and the purchaser, a lot is declared otherwise, the purchase price is refunded in full if the lot is returned to the Company within a specified period. In such event, the Company will return such lot to the consignor before a settlement payment has been made to such consignor for such lot in question. To date, returns have not been material. Large collections are generally sold on an "as is" basis.

Use of Estimates

         The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

         The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Business Segment

         The Company operates in one segment, comprising the auctioning, retail, wholesale and private treaty sale of collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                      For the nine months ended
                                 March 31,                   Percentages
                         --------------------------   ------------------------
                            1999             2000           1999          2000
                         ------------   ------------      ----------   --------
Aggregate Sales          $ 77,204,563   $ 86,054,221        100%           100%
                         ===========================      =====================
 By source:
  A. Auction             $ 20,506,849   $ 45,051,888         27%            52%
  B. Sales of inventory    56,697,714     41,002,333         73%            48%
                         ----------------------------  -----------------------
  By market:
  A. Philatelics         $ 15,070,707   $ 11,701,340         20%            14%
  B. Sports Collectibles*   4,481,711      6,048,978         6%             7%
  C. Numismatics           55,952,900     65,793,538         72%            77%
  D. Diamond                  312,743        420,982         0%             0%
  E. Art                    1,327,662         68,618         2%             0%
  F  Other**                   58,840      2,020,765         0%             2%

*    includes trading cards and sports memorabilia
** includes comic books, Hollywood memorabilia, movie posters, rock `n roll and other music memorabilia and other collectibles.

 All 1999 amounts have been restated to reflect the acquisition of Spectrum Numismatics, Inc. All 2000 amounts include the activity of Spectrum as if it had been acquired at July 1, 1999. See note 1.

Intangible Assets

         Goodwill

         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over twenty years. Total accumulated amortization at March 31, 1999 and 2000 was approximately $ 477,000 and $ 724,000, respectively. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses. Amortization expense charged to operations for the nine months ended March 31, 1999 and 2000 was approximately $ 131,000 and $ 185,000 respectively.

         Trademarks and Customer List

         Trademarks are being amortized on a straight-line basis over a 20-year period and a 5-year period for Customer List. Total accumulated amortization at March 31, 1999 and 2000 was approximately $96,000 and $321,000, respectively. Amortization expense charged to operations for the nine months ended March 31, 1999 and 2000 was approximately $ 96,000 and $ 173,000, respectively.

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

Comprehensive Income

         The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The objective of the Statement is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners ("Comprehensive income"). Comprehensive income is the total of net income and all other nonowner changes in equity.

(3) Inventories

         Inventories as of March 31, 2000 consisted of the following:

                                    Current         Non-current         Total
                             ----------------  ---------------  ---------------
Stamps                       $    4,549,421                      $   4,549,421
Sports Cards and Memorabilia      3,936,521                          3,936,521
Coins                             8,957,904                          8,957,904
Art                                 314,988                            314,988
Other                             2,562,682       $   900,000        3,462,682
                             ----------------  ---------------  ---------------
                             $   20,321,516       $   900,000    $  21,221,516
                             ================  ===============  ===============

(4) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc. ("CRM"). Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the three and nine months ended March 31, 2000, there were no such auction or private treaty sales.

         Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the
Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Leon Liebman, who was a director of the Company until his resignation on October 19, 1999, provided consulting services for the Company. Total expenditures for services rendered by these firms for the nine months ended March 31, 1999 and 2000 were approximately $ 241,000 and $ 304,000 respectively, in the case of Kramer, Levin, Naftalis & Frankel, approximately $ 98,000 and $ 262,000 respectively, in the case of Micro Strategies, Incorporated, and $ 21,000 and $ 38,000 respectively in the case of Mr. Liebman.

         In the normal course of business, the Company sold to Afinsa goods for a total of $ 1,000,000. As of March 31, 2000, Afinsa owes a balance of $500,000 on this transaction, which is included in Accounts and auctions receivable.

(5) Debt

         The Company is party to a secured revolving credit loan facility with Brown Brothers Harriman & Co. ("BBH&Co."). At March 31, 2000, borrowing under this facility totaled $ 1,070,000 . Absent a material adverse change or event of default as determined by BBH&Co,, BBH&Co. has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. For the nine months ended March 31, 2000, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, BBH & Co. has the right under the credit agreement to demand immediate repayment of all amounts outstanding without the otherwise applicable 120 day notice period. BBH & Co. has not demanded such repayment.

         At March 31, 2000, Spectrum was a party to a secured revolving credit facility with Bank of America. At March 31, 2000, the borrowing under this facility totaled $ 6,000,000. Mr. Greg Manning, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, has personally guaranteed this line of credit.

(6) Stock subscriptions receivable

                  On February 10, 1999, the Company entered into a stock purchase agreement whereby Afinsa agreed to purchase 475,624 shares of the Company's Common Stock for an aggregate purchase price of $5 million (at $10.51 per share, which was the closing price of the Company's common stock as reported by NASDAQ at the close of business on the date the agreement was signed). During the year ended June 30, 1999, the Company received $2 million from Afinsa and issued 172,251 shares of common stock.

                   As of June 30, 1999, the Company had recorded a stock subscription receivable for the remaining 285,373 shares with an aggregate purchase price of $3 million. This amount was received from Afinsa on July 9, 1999.

(7)  Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:

                                                       Nine Months Ended
                                                            March 31,
                                          -------------------------------------
                                              1999                    2000
                                          ---------------       ---------------
     Interest paid                       $  1,018,904              $  1,191,671
     Income taxes paid                          1,314                     1,222

     Summary of significant non-cash transactions:

      Income tax effect from the
        exercise of options                $  916,681               $   298,818

      Issuance of stock options relating
        to the acquisition Of Teletrade        75,000                         -

      Issuance of 200,000 options relating
        to the financing Of the acquisition
        of Teletrade                          200,000

      Issuance of notes payable to former
        shareholders Of Teletrade as part
        of the acquisition                    675,000

      Issuance of 750,000 shares to Leon
        Liebman as part Of the acquisition
        of Teletrade                        1,875,000

      Issuance of shares related to GMAI-Asia
        purchase of Everbrite Technologies                            3,614,236

      Issuance of shares related to acquisition
        of Spectrum Numismatics International, Inc                   25,000,000

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

                  On February 18, 2000, the Shareholders of the Company approved the acquisition of all of the common stock of Spectrum Numismatics International, Inc. The purchase price for the acquisition was $25 million (see note 1).

(9) Subsequent Event

         Effective April 18, 2000, the Company's Board of Directors approved a plan to buy back a maximum of up to 500,000 shares of its common stock. As of May 15, 2000, approximately 72,900 shares were repurchases for approximately $ 1,006,000.

        On May 15, 2000, the Company entered into an asset purchase agreement with Tristar Products, Inc. whereby the Company agreed to purchase certain assets of Tristar for up to a maximum of $12 million, payable in the Company's common stock. Payments are to be made based upon the sales of GMD fulfilled by Tristar reaching certain levels.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

 Overview

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below, and in the Company's Form 10-KSB, and in its Proxy Statement, filed with the Securities and Exchange Commission on January 13, 2000 and Form S-3 filed with the Securities and Exchange Commission on February 10, 2000, in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

         On  February  18,  2000,  the  Company's   shareholders   approved  the
acquisition of Spectrum Numismatics International, Inc. ("Spectrum"). The acquisition has been accounted for using the pooling of interests method of accounting. In accordance with Generally Accepted Accounting Principles, the historical financial statement information presented below, both for the prior fiscal year as well as the current fiscal year, has been restated to include the balances from Spectrum's financial statements as if the acquisition had been made as of July 1, 1998.

         .
         Greg Manning Auctions, Inc. is pursuing a strategy to establish the Company as a dominant global eCommerce and Internet merchant in select vertical markets by leveraging its core competencies in superior customer service, eCommerce operations and auctions. The strategy includes expansion and further development of its businesses in North America, including a strategic alliance with Amazon.com Inc., and investments in market development and operations in Asia, Europe and Latin America.

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

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three and nine months ended March 31, 1999 and 2000. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions and wholesale and retail sales of the Company's owned inventory.

Three months ended March  31, 2000
Compared with the three months ended March 31, 1999

Net Revenues

         The Company recorded a decrease in revenues of approximately $ 5,264,000 (23%), from approximately $ 23,314,000 for the three months ended March 31, 1999 to approximately $ 18,050,000 for the three months ended March 31, 2000. The primary reason for this decrease is lower sales by Spectrum of approximately $ 7,758,000 (42%). The Company believes the reduced Spectrum sales resulted primarily from non-recurring Y2K influenced sales of generic gold coins and bullion during the three months ended March 31, 1999. At that time, Spectrum experienced these types of sales in significantly greater than historical amounts due, the Company believes, to fears over Y2K and Spectrum's customers building their inventories of gold to meet perceived market demands for hard currency. Additionally, Spectrum's sales during the current quarter were negatively affected by Spectrum's customers' reduced cash availability resulting from their inventories of unsold or repurchased generic gold coins and bullion. The Company believes that market conditions will return to historical norms by the end of the next quarter. The Company notes that, while Spectrum's gross sales were lower for the current quarter, gross profits were not adversely affected due to the low margins of the Y2K related gold coins and bullion.

         Offsetting   the  reduced   Spectrum   revenues   was  new  revenue  of
approximately $ 1,536,000 generated from Greg Manning Direct which were not included in the prior period, and new coin sales of approximately $ 1,073,000.

Cost of Revenues

         Cost of revenues consist primarily of the cost of inventory sold, including certain costs relating to the acquisition, handling and maintenance of that inventory. Cost of revenues were approximately $13,335,000, or 86.9% of sales of merchandise for the three months ended March 31, 2000 compared to approximately $19,845,000, or 91.1% of sales of merchandise for the three months ended March 31, 1999. The Company attributes the increase in profit margin % primarily to Spectrum's increase in profit margins, from 5% during the quarter ended March 31, 1999 to 11% for the just ended quarter. Significantly, Spectrum's gross profit on sales of owned inventory increased 3.2%, from approximately $1,943,000 to approximately $ 2,007,000, despite the decrease in its net sales as described in the preceding paragraph. For additional information regarding cost of revenues, please refer to the Cost of Revenues section for the nine months ended March 31, 1999 and 2000 below.

Marketing and Operating Expenses

         The Company's marketing and operating expenses increased by approximately $ 525,000 (18%) in the three months ended March 31, 2000 compared to the same period in the prior year. These costs resulted in operating costs of 20% of operating revenues for the three months ended March 31, 2000 compared to 13% for the comparable period in the prior year.

         Of the $525,000 increase, approximately $153,000 (29%) was attributable to legal and shareholder expenses, approximately $63,000 (12%) to acquisition expenses related to acquiring Spectrum, and approximately $85,000 (16%) to non-capitalizable MIS infrastructure improvements. The remaining increase is attributable to increased marketing expenditures, salaries and other general and administrative expenses related to expanding and improving the operational infrastructure of the Company to meet anticipated demands from growth in the eCommerce marketplace. Management believes that these cost increases are consistent with its strategy to position the Company as a leading global eCommerce and collectibles company.

         The Company's operations for the quarter ending March 31, 2000, resulted in an operating profit of approximately $1,194,000, an increase if approximately $721,000 (152%) compared to the three month period ended March 31, 1999.

Nine months ended March 31, 2000
Compared with the nine months ended March 31, 1999

Net Revenues

         The Company had a decrease in net revenues for the nine months ended March 31, 2000, as compared to the same period ending March 31, 1999, of approximately $13,801,000 (23%). The primary reason for the decrease was lower sales by Spectrum of approximately $17,266,000 (35%). The Company believes the reduced Spectrum sales resulted primarily from non-recurring Y2K influenced sales of generic gold coins and bullion. During the nine month period ending March 31, 1999, Spectrum experienced sales of generic gold coins and bullion in significantly greater than historical amounts due, the Company believes, to fears over Y2K and Spectrum's customers building their inventories of gold to meet perceived market demands for hard currency. Additionally, the Spectrum's sales during the period ending March 31, 2000, were negatively affected by Spectrum's customers' reduced cash availability resulting from their inventories of unsold or repurchased generic gold coins and bullion. The Company believes that market conditions will return historical norms by the end of the next quarter. The Company notes that while Spectrum's gross sales were down for the period as stated, profits were not similarly affected due to the low margins of the Y2K related gold coins and bullion.

         Offsetting the decrease in revenue generated by Spectrum were increases in sales by Teletrade of approximately $1,584,000 (68%) compared to the same period during the prior year, and commission revenue generated by Greg Manning Direct of approximately $1,536,000 which was not reflected in the prior year.

         Commissions earned by the Company on sales of consigned goods during the nine month period ending March 31, 2000, were approximately $358,000 (10.7%) greater than commission revenue generated during the same period ending March 31, 1999. Sales of the Company's owned inventory decreased by approximately $15,695,000 (27.7%) during the nine month period ending March 31, 2000, compared to sales during the same period ending March 31, 1999.

         Gross commission revenue from the Company's auction activities relating to consigned goods was approximately 19%.

Cost of Revenues

         Cost of revenues for the Company for the nine months ended March 31, 2000, was approximately $37,116,000, or 90.5% of sales of merchandise compared to approximately $51,180,000, or 90.3% of sales of merchandise for the nine months ended March 31, 1999. Gross profit margins remained relatively similar during the comparable nine month periods.

         Gross profit margins for Spectrum (a wholesale operation) differ materially from gross profit margin for the remainder of the Company (a business to consumer operation). Spectrum's gross profit margin for the nine months ended March 31, 2000 was approximately 7%. Gross profit margin for Company owned inventory (excluding Spectrum) for the same period was approximately 19%.

Marketing and Operating Expenses

         The Company recorded an increase in marketing and operating expenses of approximately $2,170,000 (26%) for the nine months ended March 31, 2000 as compared to the same period ending March 31, 1999. Of this increase, 23% is attributable to increases in marketing and advertising expenses of approximately $502,000 (an increase of 40% compared to the same period ending March 31, 1999). Other significant components of the increase are attributable to legal and shareholder expenses (approximately $159,000, or 7%), acquisition expenses related to acquiring Spectrum (approximately $635,000, or 29%), non-capitalizable MIS infrastructure improvements ($85,000, or 4%), salary and wages due primarily to increased staffing ($182,000, or 6%), and depreciation and amortization ($692,000, or 32%). Management believes that these cost increases are consistent with its strategy to position the Company as a leading global eCommerce and collectibles company.

         Also included are approximately $2,413,000 in Teletrade expenses representing nine months through March 31, 2000, compared to approximately $1,390,000 representing five months through March 31, 1999.

Interest Income and Expense

         Interest expense decreased approximately $ 35,000 for the nine months ended March 31, 2000 as compared to the comparable period ended March 31, 1999. The decrease was primarily attributable to decreased outstanding borrowings during the current nine month period.

         The Company recorded a net loss of approximately $ 1,517,000 for the nine months ended March 31, 2000 as compared to net income of approximately $ 608,000 for the comparable period ended March 31, 1999. This change was primarily due to those factors mentioned above as well as the gain on sale of PICK stock of approximately $ 1,286,000 during the nine months ended March 31, 1999.

        The Company's program relating to Year 2000 issue is ongoing, as the Company monitors (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. The Company has not experienced any material issues or problems with regard to Y2K.

 Liquidity and Capital Resources

         At March 31, 2000, the Company's working capital position was approximately $ 19,802,000, compared to approximately $ 9,143,000 as of June 30, 1999. This increase of approximately $10,659,000 was primarily due to increases in auctions and accounts receivable of approximately $ 7,708,000 and inventory of approximately $ 4,688,000, and a decrease in demand and notes payable of approximately $6,712,000 which was partly offset by a decrease in stock subscriptions receivable of $ 3,000,000 and an increase in accounts payable of approximately $ 6,207,000.

         The Company experienced a decrease in cash flow from investing activities for the nine months ended March 31, 2000 of approximately $ 2,566,000. This was primarily attributable to the acquisition of property and equipment and additional investments in joint ventures..

         The Company experienced an increase in cash flow from financing activities for the nine months ended March 31, 2000 of approximately $ 11,063,000. This was primarily attributable to the exercise of employee stock options, the proceeds from the sale of common stock and the proceeds from stock subscriptions receivable.

         The Company's need for liquidity and working capital is expected to increase as a result of any proposed business expansion activities. In addition to the need for such capital, and to enhance the Company's ability to offer cash advances to a larger number of potential consignors of property (which management believes is an important aspect of the marketing of an auction business), the Company will likely require additional working capital in the future in order to further expand its collectibles business as well as to acquire collectibles for sale in the Company's business.

         Management believes that the Company's cash flow from ongoing operations supplemented by the Company's working capital credit facilities will be adequate to fund the Company's working capital requirements for the next 12 months. However, to complete any of the Company's contemplated expansion activities or to make any significant acquisitions, the Company may consider exploring financing alternatives including increasing its working capital credit facilities or raising additional debt or equity capital.

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

                  None

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's held a Special Meeting of Shareholders on February 18, 2000 to approve and ratify certain proposals.

Set forth below is information concerning the voting results of matters voted upon at the Special Meeting:

1. To approve the issuance of up to 1,754,385 shares of the Company's Common Stock to the shareholders of Spectrum Numismatics International, Inc. ("Spectrum") in connection with the merger of Spectrum Acquisition, Inc., ("Sub") a wholly-owned subsidiary of GMAI, into Spectrum pursuant to a Merger Agreement dated December 8, 1999 between GMAI, Spectrum, Sub and the shareholders of Spectrum.

                  For:                      3,033,767
                  Against:                     84,870
                  Abstain:                      2,944

                  PROPOSAL APPROVED

2.            To  approve  an  amendment  to  GMAI's  restated   certificate  of
              incorporation to increase the number of authorized shares of GMAI common stock from 20 million to 40 million.

                  For:                      4,885,147
                  Against:                    121,953
                  Abstain:                      5,530

                  PROPOSAL APPROVED

3.       To approve the adoption of amendments to GMAI's 1997 Stock Incentive
          Plan:

                  For:              2,692,039
                  Against:            416,172
                  Abstain:             13,170

                  PROPOSAL APPROVED

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on Form 8-K

                           On March 6, 2000, the Company filed a Report on Form 8-K dated as of February 18, 2000 reporting under
                           Item 2 that the Company acquired the capital stock of Spectrum Numismatics International, Inc. On May 5, 2000, the Company filed an amendment to the Report on Form 8-K which included the financial statements of Spectrum and the related pro forma financial information as required under Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                     GREG MANNING AUCTIONS, INC.



Dated: May 15, 2000
                                                      _/s/________________
                                                        Greg Manning
                                                       Chairman and Chief
                                                        Executive Officer


                                                     __/s/______________
                                                         James Smith
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit

No.               Description

-------- ------------------------------------------

27       Financial Data Schedule