Form 10KSB
period 2000-06-30
GREG MANNING AUCTIONS INC
filed 2000-10-05
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
          WASHINGTON, D.C. 20549

                FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000
                      OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------   ------------

                 Commission file number 1-11988

                      GREG MANNING AUCTIONS, INC.
             (Name of Small Business Issuer in Its Charter)

         New York                                     22-2365834
         --------                                     ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
 Incorporation or Organization)                    Identification No.)

         775 Passaic Avenue
     West Caldwell, New Jersey                             07006
----------------------------------                         ------
(Address of Principal Executive Offices)                  (Zip code)

Registrant's telephone number, including area code:  (973) 882-0004
                                                   ----------------

Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of Each Exchange on
Title of each class                                     Which Registered
-------------------                               ---------------------------
Common Stock, $.01 par value                      The Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer(1)has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes     X           No

        Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

        The Issuer's revenues for its most recent fiscal year were $ 62,379,184.

        The aggregate market value of the Common Stock held by non-affiliates (excludes Greg Manning, Greg Roberts and Afinsa Bienes Tangibles S.A.) of the Issuer as of September 19, 2000 (based on closing sale price of $9.125 per share as reported on NASDAQ), was $60,095,206.

        As of September 19, 2000, Issuer had 10,044,576 shares of its Common Stock outstanding.


        Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 2000, are incorporated by reference into Part III.


Transitional Small Business Disclosure Format (Check One): Yes  X         No
                                                             -------        ---







        THE REMAINDER OF THIS PAGE WAS PURPOSELY LEFT BLANK

                                     PART I.

Item 1 - Description of Business

                                    OVERVIEW

Greg Manning Auctions, Inc. (the "Company" or "GMAI") is a multi-category business-to-business and business-to-consumer collectibles auctioneer & merchant in the Americas, Asia and Europe. The Company combines traditional and electronic (Internet, interactive telephone, and live with simulcast Internet) capabilities to sell coins, stamps, sports trading cards & memorabilia, comic books & comic art, Hollywood & Rock `n Roll memorabilia, movie posters , affordable fine art, and un-mounted diamonds. Vertically integrated, the Company's offerings and distribution channels span the entire price range from low end to ultra-high end, its businesses include wholesale, retail and direct response sales, and it possesses a branded presence in all major sales channels both in the traditional and eCommerce worlds. On the Internet, GMAI offers products through two owned web sites and on GMAI branded pages on Amazon.com, a minority shareholder. GMAI generates income through the resale of goods purchased directly by the Company, and through auction from sellers and buyers.

The Company believes that significant trends in the collectibles marketplace exist which will positively affect the Company's business. These trends include:
1) growth in the number of collectors and amount spent on collecting, both in the United States and globally; 2) increased interest in collecting, resulting in part from the advent of the Internet as a communications vehicle and marketplace opportunity, and; 3) increased use and acceptance of third party grading and certification, which facilitates "sight-unseen" sales, more standardized descriptions, and price "legitimization."

The Company seeks to provide the highest quality service and personal attention to its clients. Its longevity in its core auction business selling rare stamps, stamp collections and stocks has enabled it to develop an international network of clients, both dealers and collectors, buyers and sellers, who use the Company's services on a consistent basis. These relations, coupled with the Company's quality reputation and extensive auction and marketing experience, have permitted it to expand beyond its core philatelic roots into other areas of the collectibles business, and to make opportunistic investments in, or acquisitions of, other collectibles companies, both domestically and in Europe and Asia.

For purposes of competitive analysis and market positioning, the Company organizes its business into four units: collectibles auctions (both traditional and electronic); collectibles merchant/dealer; coin wholesaler; and direct response merchant. Each unit is described separately below.

                             COLLECTIBLES AUCTIONEER

General

The  Company  conducts  both  traditional  auctions  featuring  full  electronic capabilities and Internet-only auctions. Its traditional auctions and Internet-only auctions are targeted to both collectors and dealers, and feature offerings spanning the modest to ultra-high end price spectrum. Based on its knowledge of the collectibles markets, the Company believes that it is one of the world's largest (measured by aggregate sales) auctioneers of stamps, and a leading auctioneer of rare coins and currency, comic books & comic art, and sports trading cards & memorabilia. Additionally, the Company believes that it possesses a significant market share as an auctioneer of other high-end collectibles.

         Traditional Auctions

"Traditional auctions" are live, in-person auctions conducted by a licensed auctioneer. The Company holds several traditional auctions each year in a variety of venues, including strategically located hotels, and at major trade conferences and conventions. All traditional auctions are augmented by electronic catalogs and most are augmented by one or more forms of electronic bidding. Commissions are typically charged from the seller of 5% to 15% and from the buyer of 10% to 15%.

The Company's traditional auctions are based on a "Full Service" auction model, where the Company takes physical possession of all items offered for sale in its auctions, inspects and describes all offerings, receives all sums due, remits sale proceeds to the seller, and professionally packs/ships items sold to the buyer. Additionally, the Company generally guarantees the genuineness of all items sold (subject to the terms of sale) and that each lot is "as described" in the auction catalog.

In the Company's traditional auctions, prospective buyers place bids on each lot as presented in the order shown in the catalog at the time and date of the auction. Before the auction, prospective buyers may bid by lot as shown in the catalog and communicate such bids to the Company by mail, fax, telephone, or the Internet. At the auction, the auctioneer typically opens bidding at levels based on bids received prior to auction or a percentage of previously established reserve prices. The item offered is sold to the highest bidder, whether such bid was received before the auction or at the time of sale, and such high bidder must pay the hammer price, the applicable buyer's premium, and all applicable sales taxes. Additionally, buyers pay a shipping and handling fee if they do not accept delivery of the items at the place of the auction.

The auctioneer regulates the bidding and reserves the right to refuse any bid believed by him/her not to be made in good faith.

Costs involved in conducting a traditional auction include, among other things, the cost of inspecting, describing and storing the items to be offered for sale, catalog creation, printing and mailing, insurance, transportation, auction advertising, auction venue site rental fees, security, temporary personnel and expenses of certain additional auction-related accounting and shipping functions.

         Internet Auctions

In October 1998, the Company acquired Teletrade, Inc. and entered the online auction market. Since that time, the Company has expanded its online offerings and presence, improved its technologies, and created new proprietary Internet auction technologies. Currently, the Company's only owned online auction web site is www.teletrade.com. Internet auction capability is being added to the Company's www.gregmanning.com web site, and the Company offers via auction Company owned collectibles and collectibles consigned to it by others on Amazon.com at www.gregmanning.amazon.com pursuant to an agreement with Amazon.com Auctions LLC, a wholly owned subsidiary of Amazon.com, Inc.

Consistent with the Company's Full Service traditional auction business model and its commitment to customer service, the Company's Internet auctions feature many of the same Full Service amenities as its traditional auctions. Specifically, unless otherwise noted in a particular sale's terms and conditions, the Company guarantees the genuineness of all items offered in its Internet auctions, describes the items, collects all sums due, remits the sale proceeds to the seller, and professionally packs/ships the items sold to the buyer. Additionally, because the buyer in an Internet auction has not had an opportunity to personally view the item offered, the Company also offers buyers a 100% Satisfaction Guaranty.

The Company's Internet auction business model is distinct from the more common consumer-to-consumer model employed by Internet auctioneers such as eBay(R) and Yahoo(R) wherein the auctioneer creates and manages the bidding facility and the buyer and seller must work-out themselves the procedures for completing the transaction. The Company believes that its business-to-consumer, Full Service model provides it competitive advantages, distinguishes the Company from other Internet auctioneers, and permits the Company to sell mid-range to high-end, high value collectibles over the Internet.

The Company charges sellers a commission for its Internet auction services of 5% to 15%. Buyers in its Internet auctions on the teletrade.com site are charged a commission of 10% to 15%; no commissions are charged winning bidders at the www.gregmanning.amazon.com site.

Costs involved in conducting the Company's Internet auctions include, among other things, the cost of inspecting, describing, imaging and storing the items to be offered for sale. Other costs include technology development and maintenance, computer and Internet hardware procurement and maintenance, advertising, and expenses of certain additional auction-related accounting and shipping functions.

Auction Venues/Brands

         Traditional Auctions

The Company conducts traditional auctions under two distinct brands: Greg Manning Auctions ("GMA") and Ivy & Mader Philatelic Auctions ("Ivy & Mader").

The GMA brand was created in 1966 and has historically been used primarily for auctions of stamp collections and accumulations targeted to philatelic dealers. Commencing in 1998, the GMA brand was expanded and used for high-end business-to-business and business-to-consumer auctions of comic books & comic art, Hollywood & Rock 'n Roll memorabilia, movie posters, and sports trading cards & memorabilia.

The Company created the Ivy & Mader brand in 1993 when it acquired the predecessor to Ivy & Mader Philatelic Auctions, Inc. Since that time, the Ivy & Mader brand has been used for high-end philatelic auctions of rare single stamps and collections targeted to individual collectors as well as dealers.

During fiscal year 2000, 8 auctions were conducted under the GMA brand, and 3 auctions were conducted under the Ivy & Mader brand.

The Company's traditional auctions are held in locations appropriate for the particular auction and all catalogs are available online.

         Internet Auctions

Currently, the Company's only owned Internet auction venue is www.teletrade.com. Internet auction functionality is being added to the Company's www.gregmanning.com web site. Additionally, the Company offers via auction both Company-owned collectibles and fine items consigned to it by others on Amazon.com at www.gregmanning.amazon.com pursuant to an agreement with Amazon.com Auctions LLC, a wholly owned subsidiary of Amazon.com, Inc.

The Company offers coins, sports trading cards and un-mounted diamonds on teletrade.com. Amazon.com, a minority shareholder of the Company, classifies the Company as a "Luminary Partner," and provides the Company branding on multiple Amazon.com Auctions(TM) pages, a special co-branded gregmanning.amazon.com web page, and other benefits. The Company offers art, coins, comic books & art, un-mounted diamonds, Hollywood & Rock `n Roll memorabilia, jewelry, movie posters, sports trading cards & memorabilia, and stamps in Amazon.com Auctions(TM).

For its Amazon.com Auctions(TM), the Company created the brand Greg Manning Collectibles. All items offered by the Company on Amazon.com are listed under a Greg Manning Collectibles banner, and are further distinguished by: 1) a comprehensive description of the offering, detailing third party grading if applicable; 2) an estimated value; and 3) a high-quality image of the lot.

Proprietary Auction Technology

         TouchBid(TM)

"TouchBid(TM) " is a new, Company co-owned and developed, proprietary auction technology. Intended to bring live auctions to bidders all over the world, the TouchBid(TM) technology broadcasts through the telephone a live audio feed from the auction floor, and permits bidders to place bids using their telephones. The Company believes that "TouchBid" will offer material advantages over current technologies. Patents for the technology are being applied for, and intellectual property rights to the name "TouchBid" are being sought.

         MaxBid(TM)

"MaxBid(TM) " is a Company owned and developed proprietary technology that enables absentee participants in an electronic auction to enter the highest amount they are willing to bid for a particular lot. The computer records the amount bid on each lot and during the auction, bids on behalf of the absentee bidder, entering bids up to the maximum amount authorized. Intellectual property rights to the name "MaxBid" are being sought.

         Interphonic(TM)

"Interphonic(TM)" is a Company owned and developed telephone/Internet auction technology. Interphonic(TM)is the technology operating the Company's Internet/telephone auctions conducted on the Company's www.teletrade.com web site. The technology permits bidders to participate in electronic auctions either by touch-tone telephone or via the Internet. The Company has filed an application to register the name "Interphonic" with the United States Patent and Trademark office. The Company's application is pending.

Auction Offerings
-----------------
Traditional Auction Offerings
                                    Philately

Philately, often referred to as stamp collecting, has grown in the United States and globally during the twentieth century. The hobby is increasing in popularity, due in part to the increased offerings from the United States Postal Service of popular interest issues. The Company believes, based on its knowledge of the market, that the combination of GMA with Ivy & Mader creates one of the world's largest combined philatelic auction houses, although there is limited publicly available data with respect to stamp auction sales, and provides a competitive advantage to the Company through the complementary nature of the two brands' targeted customer bases. In fiscal year 2000, the Company offered over 12,000 philatelic lots in its traditional auctions yielding over $14 million in aggregate sales.

                                   Comic Books

Comic book and comic art collecting have recently experienced dramatic growth in popularity, stimulated in part by the introduction of third party grading and certification of comic books. Recognizing this trend, the Company aggressively pursued the comic book/art category during fiscal year 2000 and conducted two major traditional auctions of comic books/art. The Company believes it has established itself as the largest (measured by aggregate sales) rare comic book auctioneer and dealer in the world, although there is limited publicly available data with respect to comic book/art auctions.

  Hollywood & Rock `n Roll Memorabilia, Movie Posters and Sports Trading Cards & Memorabilia

During fiscal year 1999, the Company commenced expanding its collectibles product lines, adding Hollywood & Rock 'n Roll memorabilia, original movie posters & lobby cards, and sports trading cards & memorabilia to its offerings. In fiscal year 2000 the Company conducted 2 auctions of these collectibles, comprising over 900 lots each.

         Internet Auctions

                                  teletrade.com

The Company currently offers rare coins, sports trading cards, and un-mounted diamonds in its teletrade.com auctions. During fiscal year 2000, the Company held 145 coin auctions comprising approximately 1,000 lots each; 119 sports trading card auctions, comprising approximately 1,400 lots per week, and; one diamond auction each week comprising approximately 100 lots each.

                             gregmanning.amazon.com

The Company offers art, coins, comic books & art, un-mounted diamonds, Hollywood & Rock `n Roll memorabilia, movie posters, sports trading cards & memorabilia, stamps and other collectibles in Amazon.com Auctions, promoted on the www.gregmanning.amazon.com web page. At fiscal year end, the Company was listing an average of 3,400 unique lots of consigned and owned collectibles on Amazon.com Auctions each month.

Collectibles Auction Competition

The auction market, both traditional and Internet, for the collectibles offered by the Company is highly competitive and dynamic. With the exception of the low-end and consumer-to-consumer segments of the Internet auction market wherein eBay, Inc. has secured a dominant market position, no clear market leader exists.

         Traditional Auction Competitors

Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc., H.R. Harmer, and Robert A. Siegel Auction Galleries, Inc. In the sports trading card auction business, the Company's primary competitors are Mastro Fine Sports Auctions, Superior Galleries, Inc., Sports Trading Cards Plus, LLC, Collectors Universe, Inc. and Sales OnLine Direct, Inc. (d/b/a Rotman Auctions). The
Company's principal coin auction competitors are Heritage Rare Coin Galleries, Inc., Stacks Rare Coins, Collectors Universe Inc.'s Bower's and Merena, and Superior. With respect to the Company's Hollywood Rock `n Roll memorabilia business, the Company's primary competitors are Butterfields & Butterfields Auctioneers, Inc., Sotheby's Holdings, Inc. and Christie's Inc. With respect to the Company's comic book business, the Company's primary competitor is Sotheby's Holdings, Inc. With respect to the Company's movie poster business, the Company's primary competitors are Ron Moore, Skinner, Inc., Butterfields & Butterfields Auctioneers, Inc., Sotheby's Holdings, Inc. and Christie's, Inc.

         Internet Auction Competitors

A number of companies offer business-to-business and business-to-consumer auctions of collectibles, including eBay, Inc., Yahoo!, Inc., Amazon.com, Inc., Interactive Collector, Inc. (d/b/a iCollector.com), Collectors Universe, Inc., and Sothebys.com, Inc. Additionally, several companies host consumer-to-consumer auctions of collectibles. While the Company is not in the consumer-to-consumer auction business, these companies' services provide collectors the option to sell or buy their collectibles themselves; hence they may be deemed competitors since consumer-to-consumer auctions draw potential consignments from the Company's auctions. Consumer-to-consumer auction sites selling collectibles include: eBay, Inc., Yahoo!, Inc., Amazon.com, Inc., FairMarket Network, Inc., The boxLot Company, eDeal Auction Network, and eHammer, LLC, among others.

                                 MERCHANT/DEALER

General

In order to complement and enhance the Company's auction business, the Company buys collectibles in its own name and resells them as a merchant/dealer.

For a variety of reasons, some collectors require the immediate liquidation of their collections and cannot wait for an appropriate auction. Other collectors do not wish to sell by auction and prefer a negotiated, fixed price sale. In these instances, the Company uses its knowledge of the markets and product to make what the Company calls "opportunistic purchases." In most instances, collectibles purchased in this manner are resold within 180 days either in one of the Company's auctions or in a private treaty transaction. In other instances, either because the markets are not yet ripe or because the collection purchased is so large, it is most profitably sold over a period of time, the collectibles purchased are held in the Company's inventory and resold after 180 days.

In addition to these "opportunistic buys," the Company continually searches the collectibles markets for favorable buying opportunities and buys individual pieces and collections to re-sell to a particular collector pursuant to a specific purchase request, to fill a need for one of its auctions to make that auction more attractive to the targeted audience, or to take advantage of what the Company believes is a favorable price and buying opportunity. In these circumstances, items purchased are generally resold in less than 180 days.

The Company earns a profit or incurs a loss on the sale of owned inventory to the extent the sale price exceeds or is less than the purchase price paid by the Company. The Company intends to sell its owned inventory as quickly and efficiently as possible, thereby promoting a high level of inventory turnover and maintaining maximum liquidity.

Merchant/Dealer Sales Venues

The Company conducts its merchant/dealer business through four primary distribution channels: auctions, private sales, print advertisements (usually in collector specific publications), and Internet fixed-price sales on the gregmanning.com web site and in Amazon.com's zShops(TM) web site.

         Private Sales

In a private sale, the Company contacts known collectors and sells specific, usually high or ultra-high end items, to such collectors at a privately negotiated price. When such sales are conducted of Company-owned items, the Company earns a profit based upon the sale price paid by the private buyer. The Company also conducts private sales of consigned items. In such instances, the Company earns a fee for its services. Generally, the fee is a percentage of the sale price however in some circumstances the Company will be paid a fixed, negotiated fee.

Private treaty sales are typically settled more promptly than auction sales, with the buyer paying all or substantially all of the purchase price at the time of sale. In some circumstances, however, the buyer may receive extended payment terms. When this occurs, the Company and the seller will negotiate a settlement of the remaining amounts due the seller, which may or may not include a sharing of the credit risk or a deferral of a portion or all of the Company's fee until the Company has collected all of the outstanding balance from the buyer.

A private treaty sale is attractive to some potential consignors because it provides an opportunity for a sale at a fixed price or at a price controlled by the consignor rather than by bidders as is the case at public auction. Often, a private treaty sale can be consummated more quickly than a sale at auction, providing increased liquidity for the seller. For the Company, private treaty sales provide an opportunity to realize increased revenues because such sales involve less costs than auction sales, primarily because there are minimal expenses associated with such sales.

         Internet Retail Sales

The Company sells its owned inventory on two eCommerce web sites that offer the retail sale of items from each of the Company's collectibles categories. Those web sites are www.gregmanning.com and www.gregmanning.amazon.com.

                                 gregmanning.com

The Company is developing the gregmanning.com web site as a comprehensive resource for collectors' needs. The site will feature a retail sales gallery offering a selection of fine collectibles in each of the Company's principal collectibles categories. Prices range from $25 to over $100,000. Currently the site offers fixed priced collectibles from the Company's own inventory. In the future, the site will offer collectibles from all categories sold by the Company and collectibles consigned to the Company for retail sale by third parties.

Items are offered with a stated sale price, and are purchased by "clicking" a buy button and proceeding to the Company's eCommerce sales facility where the name, address, ship to and other information necessary to complete the sale is gathered. The Company offers customers the option of paying by major credit card, check, or wire transfer. If by credit card, the Company's electronic systems process the transaction. If by check or wire transfer, the Company's Customer Service department assists in facilitating the transaction. In all circumstances, the merchandise is only shipped after the Company is paid in full or appropriate credit arrangements have been made.

                             gregmanning.amazon.com

Pursuant to an agreement with Amazon.com Auction LLC, a wholly owned subsidiary of Amazon.com, Inc., the Company lists agreed quantities of coins, stamps, sports trading cards, sports memorabilia, comic books, movie posters, Hollywood and Rock 'n Roll memorabilia, un-mounted diamonds, and other collectibles in Amazon.com's fixed price eCommerce selling venue, zShops(TM).

Amazon.com, a minority shareholder of the Company, classifies the Company as a "Luminary Partner" and provides the Company branding on multiple Amazon.com zShops(TM) pages, a special co-branded www.gregmanning.amazon.com web page, and other benefits. All items offered by the Company in Amazon.com's zShops(TM) are listed under a Greg Manning Collectibles banner, and are further distinguished by: 1) a comprehensive description of the offering, with third party grading if applicable; 2) an estimated value; and 3) a high-quality image of the lot.

The Company offers 1,850 unique lots each month of owned and consigned collectibles in Amazon.com's zShops(TM). Customers are given the option of paying for the items bought either by using Amazon.com's "1-Click"(R) payment system or the Company's electronic payment system. Additionally, for higher priced items, the Company offers purchasers the option of paying by check or wire transfer.

Merchant/Dealer Competition

Competition among dealers and merchants of the collectibles sold by the Company is intense. The market is comprised of thousands of merchant/dealers, as well as individual collectors buying and selling directly through consumer-to-consumer Internet trading platforms and at collectibles shows and conventions. Most of these competitors, however, are small, privately owned companies, and no large dominant competitor exists. Additionally, most competitors are focused on a single collectible category and do not have a multi-category presence similar to the Company's.

Among the Company's primary competitors in the domestic and worldwide philatelic merchant/dealer business are Mystic Stamp Company, Superior Galleries, and Regency Stamps, Ltd. The Company's principal coin competitors are Heritage Rare Coin Galleries, Inc. and Stack's Rare Coins. In the sports trading card & memorabilia business, the Company's primary competitors are Sports Cards Plus, Piedmont Cards and Goodwin & Company. With respect to the Company's Hollywood Rock `n Roll memorabilia business, the Company's primary competitors are Stars and Starifacts. The Company's principal comic book and comic art competitors are Metropolis, Pacific Comics Exchange, and Comic Heaven. With respect to the Company's movie poster business, the Company's primary competitors are Last Moving Picture Company and Cinema Icons.

                              WHOLESALE COIN SALES

In February 2000, the Company acquired Spectrum Numismatics International, Inc. ("Spectrum"), one of the leading coin wholesalers in the United States. The Spectrum business complements the Company's auction and merchant/dealer businesses by providing a supply of favorably priced coin offerings for its auctions and fixed price sales venues.

The majority of Spectrum's revenue is generated from wholesale sales of coins and from sales of coins to retailers and auction houses. Additionally, Spectrum sells directly to a limited number of select private collectors.

Based on its knowledge of the market, Spectrum believes that it is one of the largest wholesalers of rare coins in the United States (although there is no publicly available data to confirm this belief). Spectrum currently buys and sells, in the aggregate, over $8 million worth of coins monthly.

                              DIRECT RESPONSE SALES

Effective January 2000, the Company entered into agreements with Tristar Products, Inc. to create and mass-market high interest collectibles targeted to the beginning collector. Under the agreements, the Company created a subsidiary, Greg Manning Direct, Inc. ("GMD"), and is pursuing its direct response business through that entity.

GMD will utilize television commercials and infomercials, print media, TV shopping channels, major retail chains and the Internet to sell and distribute its offerings. Sales operations commenced with the 50 State US Quarter Map and coin set. Future products will likely include other State Quarter offerings, as well stamp offerings with mass market appeal (such as Disney(R) character stamps), and sports memorabilia offerings.

                           AUCTION POLICY & PROCEDURES

Unless otherwise stated in the terms and conditions of a particular sale, each lot is sold as genuine and as described by the Company in the catalog or item description. However, when, in the opinion of a competent authority mutually acceptable to the Company and the purchaser, a lot is declared otherwise, the purchase price will be refunded in full if the lot is returned to the Company within a specified period. In such event, if the item is consigned to the Company, the Company will return the item to the consignor before a settlement payment has been made to such consignor. To date, returns have not been material. Large collections are generally sold on an "as is" basis.

After an auction, purchasers must make arrangements to take possession of the items bought. The Company generally forwards the property to its buyer by mail unless other arrangements are requested. As agent of the consignor, the Company bills the buyer for property purchased, receives payment from the buyer, and remits to the consignor at the settlement date the consignor's portion of the buyer's payment, less consignor cash advances, if any, and commissions payable to the Company. The Company often releases property sold at auction to buyers - primarily dealers - before the Company receives payment, permitting such buyers to take immediate possession on an open credit account basis (within established credit limits) and to make payment generally within 30 days.

Whether or not the Company has received payment from such well-established customers, it must pay the consignor and generally will do so no later than the contracted settlement date (generally 45 days after the sale of the consignor's property). In instances where the buyer has not paid as of settlement date, the Company assumes all risks of loss and responsibility of collection from the buyer.

Extending credit to creditworthy buyers at auction is an important marketing tool for the Company because it allows buyers who may not have immediately available funds at time of auction the opportunity to settle at a later date. The Company will generally extend credit only to buyers who have done business with the Company in the past and have an established credit standing in the industry.

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


           CLIENT SERVICES AND METHODS OF SALE FOR COLLECTIBLES OWNERS

The Company's business depends, in part, on its ability to attract owners of collectibles who desire to sell their property at auction or by private treaty. The Company seeks to provide the highest quality service to such owners, providing them with an efficient and secure means by which to sell their property. The Company's ability to provide quality service to its clients on a consistent basis has enabled it to develop long-standing relationships with many professional dealers and collectors and to develop a reputation in the industry for client service. The Company enjoys repeat business and receives a substantial amount of business as a result of referrals. In addition to its industry reputation, the Company relies on advertising in trade publications to promote its services to potential clients, such as professional dealers, collectors, and estate administrators.

The Company is able to offer most clients several options for the sale of their property. An owner desiring to sell property may choose to: 1) consign it to the Company for sale at auction to the highest bidder; 2) place it with the Company under a private treaty for sale at a price negotiated by the Company with a buyer; or 3) sell it directly to the Company for a negotiated price. The Company has available to it a staff of experts who are knowledgeable in many areas of collectibles, and who are able to make reasonable estimates of the price at which an item may be expected to sell at auction or privately. The Company's experts can examine an owner's property and furnish a presale auction estimate, which represents the Company's opinion of the current value of the property based on recent selling prices of similar properties, and the quality, rarity, authenticity, physical condition and history of prior ownership of the subject item. These capabilities permit the Company to assist a client in deciding the appropriate method of sale.

Generally, an owner desiring to use the Company's services to sell property at auction or by private treaty will deliver the property to the Company on a consignment basis, contracting with the Company to sell the property to the highest bidder. The Company and the consignor will enter into a written contract which sets forth the terms and conditions of the consignment with respect to settlement, commissions and cash advances, if any, and the determination of the authenticity of the property. Generally, the Company will hold consignment property until the next regularly scheduled auction sale, or if the sale is to be by private treaty, for no longer than six months. With respect to private treaty sales, if the consigned property is not sold within the agreed upon price parameters during such time, the Company will inform the owner of the situation and provide the owner with the following options: 1) continue for another period under a private treaty arrangement at the existing or at new price parameters;
2) consign the property for sale at the next auction; 3) sell the property outright to the Company at a price determined by the Company's experts; or 4) have the property returned.

The Company's range of client services for owners of items to be auctioned includes making arrangements for the pick-up and transport of property (fully insured for loss or damage) to the Company's vault for storage and safe-keeping, and all matters relating to displaying and promoting the property to potential buyers. Certain aspects of these services are discussed in more detail in the following subsections.

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

                          COMPUTERIZATION AND SECURITY

The Company maintains computerized tracking systems that are used to catalog and describe all of the property delivered to the Company. Property is stored in the Company's specialized vaults until it is sold or put on public exhibition, which in the case of property to be sold at auction is generally 21 days before auction.

Tracking the consigned property aids in the prompt and efficient production of catalogs for auctions. Such catalogs are an important marketing tool for the Company to solicit business with both potential consignors and bidders. For potential consignors, the Company utilizes the catalogs from prior auction sales to demonstrate its expertise in presenting property to the bidders. For bidders, the Company utilizes the catalog as a direct solicitation and enticement for participation in a given auction. The Company believes that the computerization of the auction operations enables it to compete favorably with other auction houses in terms of service.

The Company stores consigned property in high security vaults located at the West Caldwell headquarters and the Kingston, New York facility. The installed security system is rated by an alarm service company, and the Company believes that there is a significant level of protection of an owner's property from theft, fire and other causes of damage.

In addition to the protection provided by the vaults, the Company provides insurance coverage for consigned property and the inventory of the Company. The Company maintains a policy with Lloyds of London that management believes provides adequate coverage for damage or loss while the property is stored at the Company's offices. The policy also provides what management believes is adequate coverage for damage or loss during the transportation of property from the customer to the Company's offices and from the Company's offices to an auction location. The Company maintains the flexibility to obtain higher limits for coverage as circumstances may require.


                                RECENT EXPANSION

Spectrum Numismatics, International

Effective February 18, 2000, the Company acquired Spectrum Numismatics International ("Spectrum"). Founded in 1991, Spectrum has grown into one of the leading coin suppliers to coin retailers, coin dealers, coin auction houses, and eCommerce companies selling coins over the Internet. Spectrum's customers range from small dealers to very large, high-end clients, including both collectors and dealers.

The Company believes that, with this acquisition, its sales will rank it in the top three in the collectibles categories of coins (although there is limited publicly available data with respect to sales).

Greg Manning Direct

Effective January 26, 2000, the Company formed Greg Manning Direct, Inc. ("GMD") to produce and market collectibles for the mass merchandising market. In connection with this transaction, the Company signed a management agreement with Tristar Products, Inc.("Tristar"), a privately owned Pennsylvania company with its principal offices in Parsippany, NJ. Under the agreement, Tristar manages the operations of GMD and bears all costs and expenses with respect to product creation, inventory and advertising. The Company is responsible for product sourcing, as well as new product development with a variety of collectibles, including art, coins, comic books & art, diamonds, Hollywood & Rock `n Roll memorabilia, movie posters, sports trading cards & memorabilia, and stamps.

Effective May 2000, GMD purchased certain assets of Tristar for an amount not to exceed $12,000,000 payable in the Company's common stock over a specified period of time.

GMAI-Asia.com, Inc.

GMAI-Asia.com, Inc., a 48% owned investment of the Company, beneficially owns and operates iAtoZ.com, a Chinese language cybermall, auction web site and vertical portal in cellular telephones, electronics and collectibles. The iAtoZ.com cybermall, as of June 30, 2000, comprised 5,000+ merchant partners offering 100,000+ products and 300,000+ registered club members.

Additionally, GMAI-Asia.com owns 65% of China Everbright Telecom-Land Network Limited, which owns 95% of Everbright Telecom-Land Ltd. ("EBT"), a retail cell phone distribution network with 180 retail stores and kiosks strategically located in China's 10 major urban centers. GMAI-Asia.com, Inc. exclusively manages EBT. China Everbright Technology Limited, a Hong Kong listed public company (SEHK: 256), majority owned by the China Everbright Group, owns the remaining 35% of China Everbright Telecom-Land Network Limited. GMAI-Asia.com is converting the EBT stores into dual-purpose facilities: cell phone stores and Internet service centers where customers may pay for goods purchased online and receive delivery of electronically purchased items. Additionally, certain of the EBT stores will have publicly accessible computer terminals linked to the iAtoZ.com cybermall which customers may use to browse and shop on-line in the iAtoZ.com cybermall.

In September, 2000, the Bureau of Internal Trade of the Peoples Republic of China appointed iAtoZ.com to build and manage a B2B trading platform and destination website for China's new and used automobile and auto parts distribution industry. Additionally, the Bureau designated the project a "Key Electronic Business Project of the China Bureau of Internal Trade."

GMAI-Europe.com, Inc.

GMAI-Europe.com, Inc., a 50% owned investment of the Company, is a joint venture between the Company and Afinsa Bienes Tangibles S.A., of Spain. GMAI-Europe.com, Inc. is targeting the European and Latin American collectibles markets through is Internet auction portal www.gmai-europe.com. This venture, still in its early development stage, intends to offer collectors and vendors a site to carry out business-to-business, business-to-consumer and consumer-to-consumer transactions, and is intended to be the largest search engine/operator of collectibles in Europe and Latin-America. As of June, 30, 2000, Afinsa owned 19% of GMAI-Asia.com and approximately 12% of GMAI.

                            FUTURE PLANNED EXPANSION

The Company continues to evaluate potential acquisition candidates in the collectibles industry and believes that acquisitions are potentially the most effective means to grow market share in its existing collectibles categories and to expand into certain new collectibles areas.

                               REGULATORY MATTERS

Regulation of the auction business varies from jurisdiction to jurisdiction, and to the best of management's knowledge and belief, the Company is in compliance with all material and significant regulations governing its business activities.

                                    EMPLOYEES

The Company presently has 76 full-time employees, including its President, Chief Executive Officer and Chairman of the Board, Greg Manning and Chief Financial Officer, James A. Smith. The Company also employs James Reiman as Executive Vice President of Strategic Development. The Company also hires persons on a temporary basis to assist in organizing its auctions and for other specialized purposes.

Item 2. DESCRIPTION OF PROPERTY

         The Company's headquarters are located in space leased under an agreement that extends to January 31, 2005 (with an option to purchase) and consists of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell New Jersey at an annual rental of approximately $137,000. The Company also leases approximately 7,300 square feet of office space for it's Teletrade subsidiary in Kingston, New York at an annual rental of approximately $85,500. The Company also leases approximately 3,000 square feet of office space in Santa Ana, California for it's Spectrum subsidiary at an annual rental of approximately $80,000.


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

                                    PART II.

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is listed on Nasdaq National Market ("NASDAQ") under the symbol "GMAI". Prior to May 19, 1993, there was no public market for the Company's securities. According to American Stock Transfer & Trust and ADP Proxy Services, the holders of record of the Company's Common Stock totaled 93 and beneficial owners of record totaled 2,709 at September 8, 2000.

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

         The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 1999 and 2000 are shown in the following schedule:

                              For the years ended June 30,
                 ------------------------------------------------------------
                             1999                            2000
                 ----------------------------    ----------------------------
  (Quarter)            High          Low               High           Low
 ---------       --   -----    --   ----         --   -----     --   ----
  First              $  2.406       $ 1.500            $28.500      $10.875
  Second             $ 21.750       $ 1.625            $17.500       $9.313
  Third              $ 14.500       $ 7.500            $27.813      $12.875
  Fourth             $ 22.000       $ 9.250            $21.500       $9.531

The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Item 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                            CONDITION AND RESULTS OF OPERATIONS
Overview

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

         Effective February 18, 2000, the Company's acquisition of Spectrum Numismatics International, Inc. ("Spectrum") was consummated. The acquisition has been accounted for using the pooling of interests method of accounting. In accordance with Generally Accepted Accounting Principles, the historical financial statement information presented below for the prior fiscal year has been restated to include the balances from Spectrum's financial statements as if the acquisition had been made as of July 1, 1998.

General

        The Company's aggregate sales are generated by the sale of property at auction (the primary method of selling utilized by the Company), by private treaty and by sale of the Company's inventory. The following table displays the aggregate sales for the Company for the years ended June 30, 1999 and 2000, and shows the comparisons for the respective years subdivided by source and market:

                                             For the Years Ended
                                                  June 30,                            Percentages
                                     ------------------------------------   --------------------------------
                                           1999               2000             1999              2000
                                      -----------------   ----------------   -----------    -----------------
Aggregate Sales                         $ 102,287,776     $  114,122,110       100%              100%
                                 ========================================   ================================
       By source:
          A. Auction                    $  24,803,485     $   58,459,208       24%               51%
          B. Sales of inventory            77,484,291         55,662,902       76%               49%
                                 ----------------------------------------   --------------------------------

      By market:
          A. Philatelics                $  18,500,985     $   14,124,873       18%               12%
          B. Sports Collectibles            7,247,777          8,077,727        7%                8%
          C. Numismatics                   74,078,083         87,034,608       72%               76%
          D. Diamond                          422,041            484,202        0%                0%
          E. Art                            1,358,899             74,673        2%                0%
          F  Other                            679,991          4,326,027        1%                4%

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

Year ended June 30, 2000  compared  with Year ended June 30, 1999
        Revenues:          For the year ended June 30, 2000, operating revenues
decreased approximately $ 15,105,000 (19%) to approximately $ 62,379,000 compared with approximately $ 77,484,000 for the year ended June 30, 1999. This decrease is largely attributable to a decrease in sales of owned inventory of approximately $ 16,888,000. This decrease was primarily the result of lower sales by Spectrum of approximately $ 20,419,000, and the deferral of an Ivy & Mader auction, ordinarily held during the fourth quarter, which was deferred until July, 2000 so that it could be held during the World Stamp Expo 2000, which was sponsored by the United States Postal Service, for which Ivy & Mader was appointed the official exclusive auctioneer.

                These decreases were partially offset by an increase in commission revenue of approximately $ 1,783,000, which was primarily the result of commissions earned from Greg Manning Direct,Inc.of approximately $ 2,027,000. The Company believes the reduced Spectrum sales resulted primarily from non-recurring Y2K influenced sales of generic gold coins and bullion during the year ended June 30, 1999. At that time, Spectrum experienced these types of sales in significantly greater than historical amounts due, the Company believes, to fears over Y2K and Spectrum's customers building their inventories of gold to meet perceived market demands for hard currency. Additionally, Spectrum's sales during the current year were negatively affected by Spectrum's customers' reduced cash availability resulting from their inventories of unsold or repurchased generic gold coins and bullion.

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

        Gross profit increased by 1%, from approximately $ 11,743,000 for the year ended June 30, 1999 to approximately $11,820,000 for the year ended June 30, 2000. This represents an increase of aproximately $77,000.

        Operating Expenses: The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 2000 totaled approximately $15,223,000 compared with approximately $11,908,000 for the year ended June 30, 1999, representing an increase of approximately $3,315,000 (or 28%). Of this increase, approximately $1,578,000 (48%) was attributable to the inclusion of a full year of operating expenses by Teletrade, of which only eight months were included last year. The primary changes in the operating expenses for the year ended June 30, 2000 from the prior year were increases in marketing costs of approximately $409,000 (20%), depreciation and amortization of approximately $270,000 (37%) and salaries and wages of approximately $486,000 (11%). Also included are approximately $926,000 in acquisition costs, approximately $534,000 in non-cash Bad Debt expense, approximately $280,000 in non-cash inventory reserves, approximatelly $227,000 in other non-recurring costs and approximately $655,000 in costs incurred to build the infrastructure of the Company. These increases in overall costs, in combination with the revenue decreases had the effect of increasing operating costs as a percent of operating revenue from 15% during the year ended June 30, 1999 to 24% in the year ended June 30, 2000.

        The Company recorded expenses relating to bad debts of $534,000 at the end of fiscal 2000, compared to $86,000 in fiscal 1999. While the fiscal 2000 amount represents a significant increase over the prior year, it is consistent with prior years as a percentage of aggregate sales. The fiscal 2000 bad debt charge represents .5% of aggregate sales. Over the past five years, the average ratio of bad debt expense to aggregate sales was less than 1%.

        Interest income and expense: Interest expense decreased approximately $101,000 (6%) to approximately $1,543,000 for the year ended June 30, 2000 as compared to that of the previous year. This decrease was attributable to lower average borrowings caused primarily by the repayment of loans outstanding with the proceeds of the sale of common stock during the third quarter of fiscal 2000. Interest income increased during the year ended June 30, 2000 by approximately $5,000 (1%). This was caused by an overall increase in advances to consignors.

        Provision for Income Taxes: For the year ended June 30, 2000, the Company recorded a tax benefit of $1,661,000 compared to an income tax expense provision of $461,000 for the preceding year. The current benefit primarily relates to net operating loss carryforwards net of valuation allowance.

        Net Income (Loss): The Company recorded a net loss for the year ended June 30, 2000 of approximately $3,669,000 compared to net income of approximately $ 823,000 for the year ended June 30, 1999, reflecting a decrease of approximately $4,492,000 during this period. The decrease in operating income of approximately $3,238,000 during the year ended June 30, 2000, coupled with a decrease in the gain on sale of marketable securities and investments of approximately $2,540,000, and the increase in losses from operations of investees of approximately $851,000 and a decrease in the provision for income taxes of approximately $2,122,000 compared to the previous year were the main contributors to the change in earnings.

PRO-FORMA INFORMATION

        The Company has spent a significant amount during the fiscal year ended June 30, 2000 in infrastructure development and non-recurring charges. Most of these relate to the growth of the Company, as evidenced by the dramatic increase in aggregate sales. As previously reported by the Company in its 10-K filings (not restated for pooling of interests except for 2000), the Company's aggregate sales were $22 million in 1998, $40 million in 1999 and $114 million in 2000. This represents an increase in aggregate sales of 408% from 1998 to 2000.

       Pro forma information regarding our results, which excludes non-recurring and non-cash items, is approximately as follows:


Loss before interest, depreciation
       and amortization and taxes         $         (3,230,000)
Loss from operations of
      investees                                        851,000
Gain on sale of marketable securities                  (14,000)
 Infrastructure Charges:
       Additional Staff                                325,000
       Data Processing                                 330,000
 Acquisition and Merger costs                          926,000
 Non-cash Bad Debt Expense                             534,000
 Non-cash Inventory Reserves                           280,000
 Other Non-Recurring Charges                           227,000
                                             ------------------
 Pro Forma Income                         $            229,000
                                             ==================

        The pro forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles.

Year 2000 Compliance

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

Liquidity and Capital Resources

        The Company experienced a negative cash flow from operating activities of approximately $7,639,000 for the year ended June 30, 2000 as compared to a negative cash flow of approximately $5,514,000 for fiscal 1999, a decrease of approximately $2,125,000. This decrease in cash flow for the year ended June 30, 2000 was primarily attributable to a decrease in net income of approximately $4,492,000, an increase in inventory and deferred tax benefit of approximately $1,567,000 and a decrease in accounts payable and other assets of approximately $3,643,000 which was partly offset by increases in accounts payable to third party consignors, accrued expenses, bad debt reserves and depreciation and amortization of approximately $3,474,000.

        The Company had a negative cash flow from investing activities of approximately $2,743,000 for the year ended June 30, 2000 as compared to a negative cash flow of approximately $1,427,000 for the previous year, a decrease of approximately $1,316,000. The negative cash flow for the year ended June 30, 2000 was primarily attributable additional cash investment in GMAI-Asia.com.

        During the year ended June 30, 2000, the Company paid off two term loans aggregating $1,587,500 from Brown Brothers Harriman & Co. ("Brown Brothers"). During this same period, the Company decreased its borrowings under its revolving credit facility by $ 2,102,000. The Company also paid off $650,000 to the Bank of America under its revolving credit facility and $2,000,000 to a former shareholder of Spectrum. In addition, the Company paid $750,000 to former shareholders of Teletrade as part of the purchase of Teletrade and approximately $1,333,000 for the purchase of treasury stock. These amounts were offset by the exercise of employee stock options, receipt of proceeds from stock subscriptions receivable and the sale of the Company's Common Stock totaling approximately $19,000,000. This provided for a net increase in cash provided by financing activities of approximately $ 10,663,000.

        The revolving credit agreement with Brown Brothers was entered into in May 1995, and was amended in February 1998 and June 1999. The agreement provides for a credit facility for working capital purposes in an aggregate amount of $5,750,000. Borrowings under this facility are based on a formula of account receivables, inventory and consignor advances. This credit facility is used to fund cash advances and inventory purchases as well as to provide additional
liquidity  using  the  Company's   auction   receivables  and  other  assets  as
collateral. At June 30, 2000, borrowings under this facility aggregated $1,600,000 and are payable on demand.

         The loan agreement with Brown Brothers contain various financial and operating guidelines to which the Company must adhere and which, among other things, prohibit payment of dividends or like distributions without the consent of Brown Brothers. Brown Brothers has agreed that, absent a material adverse change (as determined by Brown Brothers) or event of default, it will provide the Company with a 120-day notification period prior to issuing a demand for repayment, provided that the Company is in compliance with such guidelines. Brown Brothers has advised the Company that, because the facility is a demand credit facility rather than a contractually committed credit facility, the failure of the Company to be in compliance with such guidelines is not, in itself, an event of default, and that the only consequence of its failure to be in such compliance is that Brown Brothers has the right to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day advance notice period. As of June 30, 2000 the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, Brown Brothers has the right under the credit agreement to demand immediate repayment of all amounts outstanding without the otherwise applicable 120 day notice period. As of September 29, 2000, Brown Brothers had not demanded such repayment.

        At June 30, 2000, Spectrum was a party to a secured revolving credit facility with Bank of America. and provides for a credit facility for working capital purposes in an aggregate amount of $10,000,000. Borrowings under this facility are based on a formula of account receivables and inventory and consignor advances. This credit facility is used to fund cash advances and inventory purchases as well as to provide additional liquidity using the Company's receivables and other assets as collateral. At June 30, 2000, borrowings under this facility aggregated $6,350,000 and are payable on demand. Greg Manning, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, has personally guaranteed this line of credit.

        A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the years ended June 30, 1999 and 2000, the Company's expense relating to bad debt was approximately $86,000 and $534,000 respectively. For the years ended June 30, 1999 and 2000 the Company's history of bad debts has been to .08% and .47% respectively, of aggregate sales.

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

        The Company has developed both a customer and supplier base of major stamp, numismatic, sports and other collectibles dealers and collectors throughout the world that services the Company's operations. Although intense competition exists for the acquisition of quality properties for purchase or consignment from estates and private collectors, the Company believes that the short-term and long-term availability of these items will continue to be sufficient to augment the core dealer-based business. While there can be no assurance that prices of and demand for the collectibles offered by the Company will not decrease in the future, demand has traditionally not been adversely affected by negative economic conditions.

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

Safe Harbor Statement

         From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

o At times there may be a limited supply of collectibles available for sale by the Company, and such supply varies from time to time. While the Company generally has not experienced a lack of collectibles that has prevented it from conducting appropriately sized auctions on an acceptable schedule, no assurance can be given that the Company will be able to obtain consignments of suitable quantities of collectibles in order to conduct auctions of the size, and at the times, the Company may desire in the future. The Company's inability to do so would have a material adverse effect on the Company.

o The development and success of the Company's business has been and will continue to be dependent substantially upon its President, Chairman and Chief Executive Officer, Greg Manning. The unavailability of Mr. Manning, for any reason, would have a material adverse effect upon the business, operations and prospects of the Company if a suitable replacement is not engaged.

o The Company frequently grants credit to certain purchasers at its auctions permitting them to take immediate possession of auctioned property on an open account basis, within established credit limits, and to make payment in the future, generally within 30 days. This practice facilitates the orderly conduct and settlement of auction transactions, and enhances participation at the Company's auctions. In such events, however, the Company is liable to the seller who consigned the property to the Company for the net sale proceeds even if the buyer defaults on payment to the Company. While this practice has not resulted in any material loss to the Company, the dollar volume of the Company's potential exposure from this practice could be substantial at any particular point in time.

o The business of selling stamps and other collectibles at auction and in retail sales is highly competitive. The Company competes with a number of auction houses and collectibles companies throughout the United States and the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other concerns with greater financial and other resources and name recognition will not enter the market.

o The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings; (ii) settlements, investigations, claims and changes in those items; and (iii) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

o The Company's results of operations may also be affected by the amount, type and cost of financing which the Company maintains, and any changes to the financing.


o The Company intends to consider appropriate acquisition candidates as described in "Future Planned Expansion" herein. There can be no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future.

o The Company's operations may be adversely affected by governmental regulation and taxation of the Internet, which is subject to change. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in there being enacted laws concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities, and jurisdictional issues. These laws could harm our business by increasing the Company's cost of doing business or discouraging use of the Internet.


o The Company's business will be adversely affected if use of the Internet by consumers, particularly purchasers of collectibles, does not continue to grow. A number of factors may inhibit consumers from using the Internet.These include inadequate network infrastructure, security concerns, inconsistent quality of service and a lack of cost-effective high-speed service. Even if Internet use grows,the Internet's infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, many Web sites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays occur frequently in the future, use of the Internet, as well as use of the Company's Web sites, could grow more slowly or decline.

o A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in there being enacted laws concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities, and jurisdictional issues. These laws could harm the Company's business by increasing its cost of doing business or discouraging use of the Internet.

              In addition, the tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made that could result in Internet activities, including the sale of goods and services, being taxed. The U.S. Congress recently passed the Internet Tax Information Act, which places a three-year moratorium on new state and local taxes on Internet commerce. There may, however, be enacted in the future laws that change the federal, state or local tax treatment of the Internet in a way that is detrimental to our business.

               Some  local   telephone   carriers   claim  that  the  increasing
              popularity of the Internet has burdened the existing telecommunications infrastructure and that many areas with high Internet use are experiencing interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers. If these access fees are imposed, the cost of communicating on the Internet could increase, and this could decrease the demand for the Company's services and increase its cost of doing business.

o The Company holds rights to various Web domain names. Governmental agencies typically regulate domain names. These regulations are subject to change. The Company may not be able to acquire or maintain appropriate domain names in all countries in which it or its affiliates do business. Furthermore, regulations governing domain names may not protect the Company's trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of the Company's trademarks and other proprietary rights.

o             The Company cannot  accurately  forecast revenues of its business.
              The Company may experience significant fluctuations in its quarterly operating results. Future fluctutations in operating results or revenue shortfalls could adversely affect the success of the Company.

o The popularity of collectibles could decline.This could affect the market value of inventory the Company currently holds or may hold in the future.

o Our significant growth has placed substantial pressures on our personnel and systems. In order to support this growth, we have added a significant number of new operating procedures, facilities and personnel. Although we believe this will be sufficient to enable us to meet our growing operating needs, we cannot be certain. In addition, acquisition transactions are accompanied by a number of risks, including:

                  -the  difficulty  of assimilating the operations and personnel of the acquired companies;

                  -the  potential  disruption  of the Company's ongoing business and distraction of management;

                  -the difficulty of incorporating  acquired  technology
                   or content and rights into the Company's products and media properties and unanticipated expenses related to such integration;

                  -the  negative  impact  on  reported  earnings  if any
                   transactions that are expected to qualify for pooling of interest accounting treatment for financial reporting purposes fail to so qualify;

                  -the impairment  of relationships with employees and customers as a result of any integration of new management personnel;
                   and

                  -the potential unknown liabilities associated with the
                   acquired businesses.

Item 7. FINANCIAL STATEMENTS

        The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 7:




                                                        INDEX
                                                                     Page
                                                                    Number

Report of Independent Accountants . . . . . . . . . . . . . . . .     23

Report of Management..............................................    24

Consolidated Balance Sheet - June 30, 2000  . . . . . . . . . . .     25

Consolidated Statements Of Operations - Years ended June 30, 1999 and
June 30,  2000 . . . . . . . . . . . . . . . . . .  . . . . . . . . . 26

Consolidated Statement of Stockholders' Equity--Years ended June 30,
1999 and June 30,  2000 . . . . . . . . . . . . . . . . . . . . . . . 27

Consolidated Statements of Cash Flows - Years ended June 30, 1999 and
June 30, 2000   . . . . . . . . . . . . . . . . . . . . . . . . . .   28

Consolidated Statements of Comprehensive Income--Years ended
June 30, 1999 and June 30, 2000...................................... 29

Notes to Consolidated Financial Statements   . .  . . . . . . . . .   30

                                         Report of Independent Accountants






To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the accompanying consolidated balance sheet of Greg Manning Auctions, Inc. and Subsidiaries as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the years ended June 30, 1999 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its Subsidiaries as of June 30, 2000, and the results of their operations and their cash flows for the years ended June 30, 1999 and 2000 in conformity with generally accepted accounting principles.

/s/ Amper, Politziner & Mattia P.A.

September  29, 2000
Edison, New Jersey

Greg Manning Auctions, Inc.
775 Passaic Avenue
West Caldwell, New Jersey 07006

September 29, 2000

REPORT OF MANAGEMENT

The Company's consolidated financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's best estimates and judgements.

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


                  /s/  Greg Manning                  /s/  James Smith
                  Chairman, President and            Chief Financial Officer
                  Chief Executive Officer

                                           GREG MANNING AUCTIONS, INC.
                                            Consolidated Balance Sheet
                                                  June 30, 2000

                                          Assets
Current Assets
     Cash and cash equivalents                                      $1,092,311
     Accounts receivable
         Auctions receivable                                         6,747,582
         Auctions receivable - related party                           614,000
         Advances to consignors                                      2,852,294
         Other                                                          16,201
     Inventory                                                      20,601,338
     Deferred tax asset                                                824,000
     Prepaid expenses and deposits                                     517,523
                                                        -----------------------
          Total current assets                                      33,265,249

Property and equipment, net                                            927,699
Goodwill, net                                                        6,600,686
Other purchased intangibles, net                                     3,021,667
Marketable securities                                                  231,000
Investment in equity method investees                                5,936,826
Other non-current assets
     Deferred tax asset                                              1,920,000
     Inventory                                                       2,400,000
     Advances to consignors                                            753,347
     Other                                                             386,441
                                                        -----------------------

         Total assets                                              $55,442,915
                                                        =======================

                           Liabilities and Stockholder's Equity
Current liabilities:
     Demand notes payable                                           $7,950,000
     Notes payable                                                     182,498
     Payable to third party consignors                               1,468,154
     Accounts payable                                                3,492,776
     Advance from related party                                      2,421,804
     Accrued expenses                                                1,849,858
                                                        -----------------------
         Total current liabilities                                  17,365,090
     Notes payable - long term                                         110,700
                                                        -----------------------
          Total liabilities                                         17,475,790
                                                        -----------------------

Preferred stock, $.01 par value. Authorized
     10,000,000 shares; none issued.                                         0
Common stock, $.01 par value. Authorized
     40,000,000 shares; 10,024,632 issued
     and outstanding                                                   100,246
Additional paid in capital                                          41,251,790
Accumulated Other Comprehensive Income:
Unrealized loss on marketable securities                               (92,400)
Retained earnings (deficit)                                         (1,959,043)
Treasury Stock, 99,900 shares, at cost                              (1,333,468)
                                                        -----------------------
     Total stockholders' equity                                     37,967,125
                                                        -----------------------
     Total liabilities and stockholders' equity                    $55,442,915
                                                        =======================


                See accompanying notes to consolidated financial statements

                                             Greg Manning Auctions, Inc.
                                      Consolidated Statements of Operations (1)
                                             For the Years Ended June 30,

                                                  1999                2000
                                             -------------      ---------------
Operating Revenues
 Sales of merchandise                         $ 72,550,810         $55,662,902
 Commissions earned                              4,933,481           6,716,282
                                             -------------      ---------------
   Total Revenues                               77,484,291          62,379,184

Cost of merchandise sold                        65,741,039          50,559,356
                                             -------------      ---------------
   Gross Profit                                 11,743,252          11,819,828

Operating Expenses
 General and administrative                      4,801,166           6,023,500
 Depreciation and amortization                     739,406           1,009,896
 Salaries and wages                              4,335,093           4,821,088
 Acquisition and merger                               -                926,479
 Marketing                                       2,032,657           2,441,946
                                              -------------     ---------------
    Operating loss                                (165,070)         (3,403,081)

Other income (expense)
 Gain on sale of marketable securities
  and investments                                2,555,040              14,494
 Interest income                                   447,978             452,739
 Interest expense                               (1,643,667)         (1,542,622)
 Minority Interest                                  (5,210)              -
 Income (loss)from operations
  of investees                                      95,272            (851,375)
                                              -------------      --------------
     Income (loss) before income taxes           1,284,343          (5,329,845)

Provision for (benefit from) income taxes          461,434          (1,661,000)

                                              -------------      --------------
Net Income (loss)                               $  822,909        $ (3,668,845)
                                              =============      ==============

Basic Earnings (loss) per share
 Weighted average shares outstanding             7,355,285           9,710,036
                                              =============      ==============
 Basic Earnings (loss) per share               $    0.11           $   (0.38)
                                              =============      ==============

Diluted Earnings (loss) per share
 Weighted average shares outstanding             7,798,642           9,710,036
                                              =============      ==============
 Diluted Earnings (loss) per share             $    0.11            $   (0.38)
                                              =============      ==============

(1) All amounts have been restated to reflect the acquisition of Spectrum Numismatics International, Inc. as if it had been acquired at July 1, 1998.
                                      See Note 2.

          See accompanying notes to consolidated financial statements


                         Greg Manning Auctions, Inc.
               Consolidated Statement of Stockholder's Equity (1)
                           July 1, 1998 to June 30, 2000

                                 Common Stock                          Unrealized
                                                        Additional     Gain (Loss)   Retained                             Total
                           -------------------------    Paid-In      on Marketable   Earnings         Treasury       Stockholders'
                              Shares          $         Capital       Securities     (deficit)        Stock             Equity
                           -------------  ----------  ------------   -------------  ------------------------------   --------------
 Balance, June 30, 1998       4,419,997    $ 44,200   $ 6,819,690       $  18,496  $  653,320      $     -           $   7,535,706
 Spectrum Shares              1,754,034      17,540       (17,540)                                                            -
 Spectrum Balance                                         528,316                     622,293                            1,150,609
                            -------------  ----------  ------------   -------------  ----------    ----------------   --------------
 Consolidated Balance
     June 30, 1998            6,174,031      61,740     7,330,466          18,496   1,275,613             -              8,686,315

 Options Exercised              535,375       5,353       887,037                                                          892,390

 Income Tax Benefit from exercise of stock
   options, net of valuation allowance                  1,374,078                                                        1,374,078
     valuation allowance

 Options issued relating to loan                          200,000                                                          200,000

 Options issued relating to
   acquisition of subsidiary                               75,000                                                           75,000

 Options issued relating to
      professional services                               150,000                                                          150,000

 Unrealized gains from
   marketable securities                                                  (18,496)                                         (18,496)

 Common shares  sold for
   cash                      1,075,623       10,757     6,489,243                                                        6,500,000

 Common shares issued relating
      to acquisition of
      subsidiary                750,000       7,500     1,867,500                                                        1,875,000

 Shareholder Distributions-Spectrum                                                  (229,057)                            (229,057)

 Net income - June 30,1999                                                            822,909                              822,909
                           -------------  ----------  ------------   -------------  ----------    ----------------   --------------
 Balance June 30, 1999        8,535,029      85,350    18,373,324         -         1,869,465            -              20,328,139

 Options Exercised              122,875       1,229       225,776                                                          227,005

 Income Tax Benefit from
      exercise of stock options,
      net of valuation reserve                            284,000                                                          284,000

 Common shares  sold for
   cash, net of expenses      1,035,551      10,356    16,196,537                                                       16,206,893

Options issued relating to
    professional fees                                     245,000                                                          245,000

 Common shares issued relating to
     GMAI-Asia acquisition of
     Everbright                 168,104       1,681     3,612,555                                                        3,614,236

 Common shares issued relating to
     acquisition of GMD, net of
     expenses                   163,073       1,630     2,275,976                                                        2,277,606

 Common Shares repurchased
      as Treasury Shares                                                                              (1,333,468)       (1,333,468)

Unrealized loss on marketable
     securities, net of income tax
     of approximately $62,000                                             (92,400)                                         (92,400)

 Shareholder Distributions-Spectrum                                                  (159,663)                            (159,663)

 Spectrum shareholder purchase
      of additional shares for cash
                                                           38,622                                                           38,622

 Net loss - June 30, 2000                                                           (3,668,845)                         (3,668,845)
                             -----------  ----------  ------------   -------------  ----------    ----------------   --------------
 Balance June 30, 2000       10,024,632   $ 100,246   $41,251,790      $  (92,400) $(1,959,043)      $(1,333,468)     $ 37,967,125
                             ===========  ==========  ============   =============  ==========    ================   ==============
(1) All amounts have been restated to reflect the acquisition of Spectrum
    Numismatics International, Inc. as if it had been acquired at July 1, 1998.
                          See Note 2.

   See accompanying notes to consolidated financial statements

                             GREG MANNING AUCTIONS, INC.
                       Consolidated Statements of Cash Flows (1)
                            For the Years Ended June 30,

                                            1999                      2000
                                          ------------          --------------
Cash flows from operating activities :
 Net Income (loss)                         $  822,909            $  (3,668,845)
  Adjustments to reconcile net income to
  net cashfrom operating activities:
   Depreciation and amortization              801,282                1,009,896
   Amortization of prepaid and other             -                     351,057
   Provision for bad debts                    (91,974)                 523,912
   Provision For inventory reserve               -                     289,975
   Gain on sale of marketable securities
      and investments                      (2,555,040)                 (14,494)
   Equity in loss of equity method investee   (95,272)                 851,375
   Deferred tax benefit                      (278,300)              (1,236,000)
  (Increase) decrease in assets:
    Auctions receivable                     1,883,395                2,061,266
    Advances to consignors                   (813,891)                 131,053
    Inventory                              (5,495,363)              (6,104,023)
    Income taxes payable                      111,000                    -
    Prepaid expenses and deposits            (101,043)                (103,764)
    Other assets                            2,046,207                  (39,395)
   Increase (decrease) in liabilities:
    Payable to third-party consignors      (3,136,415)              (2,416,302)
    Accounts payable                          (97,876)              (1,655,596)
    Accrued expenses and other liabilities    802,496                2,380,641
    Income taxes payable                      683,405                     -
                                           ------------          --------------
                                           (5,514,480)              (7,639,244)
Cash flows from investing activities:
 Capital expenditures for property
  and equipment                              (280,274)                (649,731)
 Additional goodwill                          (65,883)                 (96,904)
 Purchase of Customer list                   (100,000)                    -
 Acquisition of Subsidiary                 (3,270,040)                    -
 Investment in equity method investments     (270,836)              (2,060,168)
 Distribution from investees                     -                      40,634
 Purchase of marketable securities           (100,000)                    -
 Proceeds from sale of marketable
  securities and investments                 2,659,726                  23,149
                                           ------------         ---------------
                                            (1,427,307)             (2,743,020)
Cash flows from financing activities:
 Net proceeds from (repayment of)
  demand notes payable                        (501,000)             (2,752,000)
 Repayment of loans and loans payable         (381,693)             (4,525,986)
 Proceeds from notes payable                 2,800,000                    -
 Repayment of notes receivable                 233,741                    -
 Proceeds from exercise of options             892,390                 227,005
 Proceeds from sale of common stock ,
  net of expenses                            3,500,000              16,168,874
 Investment by Spectrum partner                  -                      38,622
 Dividend to Spectrum Shareholders            (229,051)               (159,668)
 Payment for Treasury Stock                      -                  (1,333,468)
 Proceeds from Stock Subscriptions
  Receivable                                     -                   3,000,000
                                             -----------        ---------------
                                              6,314,387             10,663,379
Net change in cash and cash equivalents        (627,400)               281,115
Cash and cash equivalents
 at beginning of period                       1,438,596                811,196
                                             ------------       ---------------
Cash and cash equivalents
  at end of period                           $  811,196           $  1,092,311
                                             ============       ===============

(1) All amounts have been restated to reflect the acquisition of Spectrum Numismatics International, Inc. as if it had been acquired at July 1, 1998.
                              See Note 2.

        See accompanying notes to consolidated financial statements

                             Greg Manning Auctions, Inc.
                         Statements of Comprehensive Income (1)

                                                  For the years ended June 30,
                                                1999                  2000
                                       ------------------    ------------------

Net Income (loss)                              $ 822,909         $ (3,668,845)

Other comprehensive income (loss)
 Unrealized gains (loss) on securities,
 net of taxes of approximately $797,000
 and $61,600                                   1,195,428              (92,400)

 Less: reclassification adjustment for
 gains included in net income, net of
 taxes of approximately $809,000              (1,213,924)                 -
                                       ------------------    ------------------
Comprehensive income (loss)                   $  804,413          $(3,761,245)
                                               ==========        =============

         See accompanying  notes to consolidated financial  statements
(1) All amounts have been restated to  reflect  the   acquisition   of  Spectrum
    Numismatics International, Inc. as if it had been acquired at July 1, 1998.
                             See Note 2.

                           GREG MANNING AUCTIONS, INC.
                   Notes to Consolidated Financial Statements
                             June 30, 1999 and 2000
40


(1) Nature of Business and Summary of Significant Accounting Policies

                Greg Manning Auctions, Inc. together with its wholly-owned subsidiaries, Ivy and Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc., Teletrade Inc., Spectrum Numismatics International, Inc., Kensington Associates L.L.C. and Greg Manning Direct, Inc. (the "Company") is an eCommerce and collectibles company as well as a public auctioneer of collectibles, including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, movie posters, fine art, coins, diamonds and jewelry, comic books, and Hollywood and Rock and Roll memorabilia. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone.

                     In addition, the Company maintains a 48% investment in GMAI-Asia.com, which conducts retail and auction sales over the Internet in Asia, particularly in China.

Basis of Presentation
                  During February 2000, the Company acquired all of the outstanding stock of Spectrum Numismatics International, Inc. ("Spectrum") in a transaction accounted for under the pooling of interest method of accounting (See Note 2). The consolidated financial statements have been restated for the year ended June 30, 1999, to reflect the Company's results of operations and financial position as if Spectrum was a wholly owned subsidiary of the Company as of July 1, 1998.

Principles of Consolidation
                The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investments in equity-method investees are accounted for under the equity method of accounting since the Company can exercise significant influence, but less than majority owned and not otherwise controlled by the Company.

Revenue Recognition
                 Revenue is recognized when the collectibles are sold at auction and is represented by an auction commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller.

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

                The Company also sells its own inventory at auction, wholesale and retail. Revenue with respect to inventory sold at auction is recognized when sold at auction, and for wholesale or retail sales, revenues are recognized when delivered or released to the customer or to a common carrier for delivery. Sales returns have not been material.

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

Concentration of Credit Risk
                The Company frequently extends trade credit in connection with its auction sales, which are held throughout the United States. The Company evaluates each customer's creditworthiness on a case-by-case basis; generally the customers who receive trade credit are professional dealers who have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company.

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

                Certain significant sales of inventory owned by the Company are made with extended payment terms (up to twelve months). The Company evaluates each customer's credit worthiness on a case-by-case basis; generally these customers are professional dealers or other individuals who have purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. These significant receivables are collateralized by certain assets held by the Company.

Cash Equivalents and Concentration of Cash
                The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories
                Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory. As of June 30, 2000 the amount of inventories
subject  to  these   arrangements  was   approximately $4,500,000.

                    The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has become obsolete or has declined in value and incurs a charge to operations for known and anticipated inventory obsolescence. The Company has not incurred any material charges to operations for inventory obsolescence. Inventory, which is not expected to be sold within one year, is classified with other Non-Current Assets.

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

Web Site Development Costs
                Web site development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes the development costs in accordance with Statement of Position (" SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development. Costs incurred in the development phase are capitalized and amortized over its estimated useful life of three years. Costs associated with repair or maintenance of the existing site or the development of website content are included in general and administrative expenses in the accompanying statement of operations.

Intangible Assets
         Goodwill
                   Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from five to twenty years.

         Other Purchased Intangibles
                Other purchased intangibles consisting of trademarks and customer list, purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over a 20-year period for trademarks and a 5-year period for customer list.

                The carrying value of intangible assets and other long-lived assets, including equity method investments, are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date no such impairment has been indicated. This evaluation is based on historical and projected results of operations and gross cash flow for the underlying business.

 Investments in Marketable Securities
                The Company accounts for marketable securities pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company's marketable securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses on marketable securities are credited or charged to a separate component of Stockholders' Equity.

Financial Instruments
                The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2000 because of the relative short maturity of these instruments. The carrying value of notes receivable, demand notes payable to bank and loans payable approximated fair value at June 30, 2000 based upon quoted market prices for the same or similar instruments.

Stock-Based Compensation
                Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("SFAS 123") allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," The Company accounts for stock-based compensation in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation.". Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Advertising Costs
                Advertising and catalogue costs are included in marketing costs and are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs.

Income Taxes
                The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.


Earnings (loss) per share
                  Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share (loss) by application of the treasury stock method.

Comprehensive income
                 Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheet consist of the net unrealized gains (losses) on securities, net of tax.

New Accounting Pronouncements
                In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company believes their revenue recognition policies do not significantly differ from SAB 101.

            In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. As amended by SFAS 138, SFAS No 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently evaluating the impact that the adoption of this statement will have on its financial position and results of operations.

(2) Acquisitions and Mergers

                   On October 29, 1998, the Company completed the acquisition of all of the common stock of Teletrade, Inc. The purchase price for the acquisition was approximately $5,895,000 consisting of $1,875,000 in securities of the Company, $3,000,000 in cash, $675,000 in promissory notes, $75,000 in options to purchase the Company's common stock and $270,000 in acquisition related expenses. The acquisition was recorded using the purchase method of accounting. Substantially all of the purchase price was allocated to goodwill and other acquired intangibles which are being amortized over the estimated useful lives. The results of operations of Teletrade are included from October 30, 1998.

         Effective February 18, 2000, the Company acquired all of the capital stock of Spectrum Numismatics International, Inc., a wholesaler of rare coins based in Santa Ana, California, in exchange for $25 million in the Company's common stock. The acquisition was recorded using the pooling of interests method of accounting. Accordingly, all prior financial statement information has been restated to include the historical balances of Spectrum.

         Separate results of operations for periods prior to the merger with Spectrum are as follows:


                                  Company        Spectrum       Combined
Year ended June 30, 1999        ------------   ------------   -----------
   Total Revenue                $ 14,799,375   $ 62,684,916   $ 77,484,291
   Net Income                        580,654        242,255        822,909

Year ended June 30, 2000
   Total Revenue                $ 36,930,643   $ 25,448,541*  $ 62,379,184
   Net Loss                       (3,230,225)      (438,620)*   (3,668,845)

* historical results for the period July 1, 1999 through February 18, 2000, the acquisition date.

         During 2000, the Company formed Greg Manning Direct, Inc. ("GMD") to produce and market collectibles for the mass merchandising market. In connection with this transaction, the Company signed a management agreement with Tristar Products, Inc.("Tristar"), a privately owned company, to manage the operations of GMD. Terms of the agreement include the collaboration of the Company and Tristar to develop and market collectibles for the mass merchandising market. Effective May 2000, GMD purchased certain assets of Tristar for an amount not to exceed $12,000,000 payable in the Company's common stock over a specified period of time. At June 30, 2000 the value (net of expenses) of the common stock issued was approximately $2,278,000. In conjunction with the acquisition, Tristar was issued warrants to purchase 49% of GMD, exercisable for nominal cash consideration plus certain remaining collectibles-related assets of Tristar, including computers and rights under employment agreements and other matters as specified in the agreement. The acquisition has been accounted for under the purchase method of accounting and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of cost over the estimated fair value of net assets acquired was allocated to goodwill, which will be amortized over a five year period. At June 30, 2000 the amount of goodwill is approximately $2,246,000.

Acquisition and merger costs of approximately $926,000 were incurred and charged
to  expense  during   the  year  ended  June 30, 2000  for services  rendered to facilitate the completion of these transactions.

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

                As of June 30, 2000, the allowance for doubtful accounts included in auction receivables was approximately $826,000.

(4) Marketable Securities

           Investments in available for sale marketable securities as of June 30, 2000 is as follows:

                          Cost      Market Value      Unrealized
                                                      Gain (Loss)
                       ---------   --------------   ---------------
Common Stock           $ 385,000     $ 231,000       $ (154,000)
                       =========   ==============   ===============


The unrealized loss is classified as a separate component of stockholder's equity, net of tax, in the amount of $92,400. In connection with its ownership of this common stock, the Company was granted stock options for 21,000 shares of common stock under the terms of a nonqualified stock option agreement. The options are exercisable on April 1, 2006 at $5 per share.

During the year ended June 30, 1999, the Company sold 2,312,289 shares of a stock for approximately $2,162,000, resulting in a pretax gain on the sale of marketable securities of approximately $ 2,028,000.

(5) Inventories
                                  Current        Non-current          Total
                             ---------------   --------------   ---------------
Stamps                        $  3,609,682     $    500,000      $  4,109,682
Sports Cards and Memorabilia     4,003,742                          4,003,742
Coins                            8,881,741        1,000,000         9,881,741
Art                                315,097                            315,097
Other(Comics, Antiquities
 and other)                      3,791,076          900,000         4,691,076
                             ---------------   --------------   ---------------
                              $ 20,601,338     $  2,400,000      $ 23,001,338
                             ===============   ==============   ===============


The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year. The Company has provided an inventory reserve of approximately $514,000.

 (6) Property and Equipment, net
                                                                  Estimated
                                                                 Useful Lives
                                                          ----------------------
 Equipment                                        $2,029,385         3-5 years
 Furniture and fixtures                              306,850         3-5 years
 Vehicles                                             67,000         3-5 years
 Property under capital leases                       186,143         3-5 years
   (computers and office equipment)
 Leasehold improvements                              491,503          5 years
                                          -----------------------
                                                   3,080,881
 Less accumulated depreciation
   and amortization                                2,153,182
                                          -----------------------
 Net property and equipment                       $  927,699
                                          =======================

                Depreciation and amortization expense for the years ended June 30, 1999 and 2000 was approximately $397,000 and $464,000, respectively. These amounts include amortization of assets under capitalized leases of approximately $11,000 and $17,000 for the years ended June 30, 1999 and 2000, respectively.

 (6) Goodwill and Other Purchased Intangibles, net

                                                     Accumulated
    Intangible Asset                 Gross          Amortization       Net
---------------------------     ---------------     -------------   ----------
 Goodwill                          $ 7,457,493       $ 856,807    $ 6,600,686
 Other intangible assets             3,400,000         378,333      3,021,667

         Amortization expense for the years ended June 30, 1999 and 2000 was approximately $342,000 and $548,000, respectively.

( 7 ) Investment in Equity-Method Investees

        The Company maintains a 48% interest in GMAI Asia.com. On February 15, 2000, GMAI-Asia.com, Inc., closed a series of related transactions which permitted GMAI-Asia.com, Inc. to launch a "clicks and mortar" strategy in China while the Internet infrastructure in that country develops. At the closing, GMAI-Asia.com acquired from China Everbright Technology Limited a 65% interest in China Everbright Telecom-Land Network Limited (a British Virgin Islands company) for consideration of 30,000,000 Chinese Renmimbi (approximately US$3,624,000, using a conversion rate of RMB 8.2788 to US$1.00), payable in the Company's common stock, and GMAI-Asia.com, Inc.'s guarantee of 40,000,000 Chinese Renmimbi (approximately US $4,832,000) of indebtedness of China Everbright Telecom-Land's Shanghai subsidiary; entered into a shareholders' agreement governing the management of China Everbright Telecom-Land and its Shanghai subsidiary and provided GMAI-Asia.com, Inc. certain rights to acquire the remaining 35% interest in China Everbright Telecom-Land; entered into a management agreement with China Everbright Telecommunication Products Limited (a Chinese company wholly owned by affiliates of China Everbright Technology); and received an option to acquire a 65% interest in China Everbright
Telecommunication Products for nominal consideration and certain rights to acquire the remaining 35% interest in China Everbright Telecommunication Products. In addition, the Company has guaranteed performance by GMAI-Asia.com, Inc. of its obligations in these various transactions, and registered the shares of the Company's stock that were issued to China Everbright Technology Limited. China Everbright Telecom-Land and its Shanghai subsidiary are currently engaged in the wholesale and retail distribution of consumer telecommunication and electronic products in China. These entities sell their products through China Everbright Telecommunication Products' distribution network of retail locations. GMAI-Asia.com pledged its interest in China Everbright Telecom-Land and its rights under the management agreement and the option referred to above to China Everbright Group, Inc., an affiliate of China Everbright Technology Limited. At June 30, 2000, the investment in this investee is approximately $5,329,000.

     The Company maintains a 20% ownership interest in a coin company through its 100% ownership of Kensington Associates, L.L.C. (a holding company). During the year ended June 30, 1999, Kensington Associates sold an investment in a coin company in exchange for $300,000 in cash and 57,000 shares of common stock of another corporation valued at $285,000 which resulted in a gain of approximately $532,000.

     During the year ended June 30, 2000, the Company and Afinsa formed an entity known as GMAI-Europe.Com, Afinsa. to conduct Internet auction and retail sales in Europe through an office in Madrid, Spain. A definitive agreement is currently being finalized.

                Summarized balance sheet information as of June 30, 2000 of the Company's equity method investees is approximately as follows:

                                 (unaudited)
                                ------------
Current Assets                  $ 29,111,000
Non Current Assets                 1,975,000
Current Liabilities               13,081,000
Non Current Liabilities            5,188,000

               Summarized statements of operations information of the Company's equity-method investees, calculated for the periods during which the Company had investments in such investees, is as approximately follows:

                                                (unaudited)
                                         For the years ended June 30,
                                        -----------------------------
                                             1999            2000
                                        ------------     ------------
Net Sales                               $ 25,132,000     $ 24,648,000
Gross Profit                               4,221,000        5,167,000
Net profit (loss)                            538,000       (1,314,000)

 (8) Income Taxes

                Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 2000 are as follows:
 Current assets and liabilities
  Allowance for doubtful accounts                                   $ 328,000
  Inventory uniform capitalization                                    357,000
  Inventory valuation reserve                                         206,000
                                                              ----------------
   Sub-total                                                          891,000
 Valuation allowance, provision for income taxes                      (67,000)
                                                              ----------------
 Net current deferred tax asset                                      $824,000
                                                                     ========

Noncurrent assets and liabilities
 Goodwill                                                          $  (42,000)
 Depreciation                                                         179,000
 Organizational costs                                                  42,000
 Net federal and state operating loss carryforward                  1,813,000
 Investments in equity-method investees                               354,000
 Investments in marketable securities                                  62,000
 Other                                                                 20,000
                                                                 --------------
   Sub-total                                                        2,428,000
 Valuation allowance, provision for income taxes                     (469,000)
 Valuation allowance, equity                                          (39,000)
                                                               ----------------
Net noncurrent deferred tax asset                                  $1,920,000
                                                                   ==========
Based on management's estimates, the Company has provided a valuation allowance against certain deferred tax assets. The valuation allowance primarily consists of net operating loss carryforwards.The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated as "Valuation allowance, equity". The Company believes uncertainty exists regarding the realizability of these items, and accordingly, has established a valuation allowance. Realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductability of temporary differences generating the deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if the estimates of future taxable income are reduced.

The provision for (benefit from)income taxes for the years ending June 30 consist of the following:
                                                        Years
                                                        ended
                                                       June 30,
                                       ----------------------------------------
                                                 1999                  2000
                                       ----------------    --------------------
Current tax expense (benefit)              $ 764,434             $ (425,000)
Deferred tax benefit                        (278,000)               (983,000)
Net Change in valuation allowance            (25,000)               (253,000)
                                        ---------------     ------------------
                                           $ 461,434             $(1,661,000)
                                            =========            ===========

The current tax expense for the year ended June 30, 1999 has been reduced by approximately $25,000 due to the utilization of state net operating losses.

Prior to February 18, 2000, Spectrum was taxed under the Subchapter S provisions of the Internal Revenue Code ("IRC") whereby its profits and losses flowed directly to its former shareholder for U.S. federal income tax purposes. Upon acquisition of Spectrum by the Company, Spectrum no longer qualified under the Subchapter S provisions of the IRC and became a taxable entity for federal and state purposes. In connection with Spectrum's change in tax status , the Company reduced its income tax benefit by approximately $59,000.

The actual current tax liability for the year ended June 30, 1999 has been reduced by approximately $759,000 and is in Additional Paid-In Capital.

The effective tax rate varied from the statutory rate as follows:
                                                    Years ended June 30,
                                          -------------------------------------
                                                 1999                 2000
                                          ---------------      ----------------
Statutory Federal income tax rate                34%                  (34%)
State income taxes, net of federal benefit        6%                  (6%)
Certain non-deductible expenses                   7%                   2%
Non deductible acquisition costs                                       8%
Change in valuation allowance                                          5%
Other                                            (3%)                 (6%)
                                          ---------------      ----------------
                                                 44%                  (31%)
                                                 ===                  =====
The Company has a federal net operating loss carryforward of approximately $4,100,000 which expire beginning in fiscal year 2019 through fiscal year ended 2020. The utilization of these net operating loss carryforwards may be significantly limited in under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

The Company has net operating loss carryforwards for state tax purposes of approximately $7,100,000 expiring at various times from fiscal years ending 2002 through 2007.

(9) Debt
Demand Notes Payable

The Company has a revolving credit agreement with Brown Brothers Harriman & Co.("Brown Brothers") pursuant to which Brown Brothers agreed to provide the Company with a credit facility of up to $5,750,000. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at the rate of 2% above Brown Brothers base rate, which was 8.25 % at June 30, 2000, and are payable on demand.
                                                                   $ 1,600,000

Spectrum Numismatics has a revolving credit agreement with Bank of America pursuant to which Bank of America agreed to provide Spectrum with a credit facility of up to $10,000,000 subject to adjustments as defined in the agreement. The loan agreement allows for borrowings based on the lesser of $10,000,000 or a percentage of eligible inventories and accounts receivable or 50% of the market value of GMAI stock pledged as collateral. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at Bank of America base rate, which was 8.25 % at June 30, 2000. The credit facility expires on March 1, 2001 and is personally guaranteed by Greg Manning who has pledged 700,000 shares of the Company owned personally by Mr. Manning. Additionally, the line is collateralized by all of the assets of Spectrum and is guaranteed by GMAI. In connection with this agreement, the Company pays Mr. Manning a guarantee debt fee which is based on 3% per annum of the average loan balance outstanding each month.
                                                                     6,350,000
                                                                   -----------
                                   Total Demand Notes Payable      $ 7,950,000
Other borrowings:

 Notes payable to current shareholder related to
 Indebtedness of Teletrade prior to its acquisition              $   75,379

 Notes payable to former shareholders of Teletrade
 Related to indebtedness prior to its acquisition                    87,594

 Various capital lease obligations, various monthly
 payments through  2005                                             130,225
                                                                -------------
                                                                    293,198
 Less current portion                                               182,498
                                                                --------------
 Notes payable - long-term portion                                 $110,700
                                                                ==============

The aggregate amount of all maturities for the years ending June 30 are as follows:
                          2001                                $ 182,498
                          2002                                   45,090
                          2003                                   31,437
                          2004                                   30,759
                          2005                                    3,414
                                                           --------------
                                                              $ 293,198

              The Company's obligations to Brown Brothers under the above revolving credit loan facility is collateralized by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contain various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers. Absent a material adverse change or event of default as determined by Brown Brothers, Brown Brothers has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. For the year ended June 30, 2000, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, Brown Brothers has the right under the credit agreement to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day notice period. At September 29, 2000, Brown Brothers had not demanded such repayment.

(10) Leases
                The Company conducts its business on premises leased in various locations under leases that expire through the year 2005. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under noncancelable leases in effect at June 30, 2000 are set forth below:

                                     Operating         Capital        Total
                            --------------------------------------------------
  2001                                $324,000      $49,000       $373,000
  2002                                 258,000       41,000        299,000
  2003                                 209,000       41,000        250,000
  2004                                 143,000       34,000        177,000
  2005                                  82,000        3,000         85,000
                            --------------------------------------------------
Total future minimum lease payments $1,016,000    $ 168,000    $ 1,184,000
                                    ==========    ========= = ============

                Rent expense was approximately $206,000 and $339,000 for 1999 and 2000, respectively.

                Interest expense associated with these capital leases was approximately $17,000 and $24,000, for fiscal years 1999 and 2000, respectively.

 (11) Related-party Transactions

                The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc. ("CRM"), which is owned by Greg Manning. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers. The Company charges CRM a seller's commission. In the case of auction, the hammer price of the sale, less the seller's commission (for lots valued at under $100,000; no seller's commission is payable for lots valued at over $100,000), is paid to CRM upon successful sale, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the years ended June 30, 1999 and 2000, such auction and private treaty sales (net of commission) were not material.

                  Included   in  Accounts   Receivable   at  June  30,  2000  is
approximately $31,000, which is due from CRM and will be collected in the ordinary course of business.

                Scott Rosenblum,  a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Richard Cohen, also a director of the Company, provided consulting services for the Company. In relation to Kramer, Levin, Naftalis & Frankel, amounts paid for services rendered were approximately $334,000 and $424,000 respectively of which, approximately $129,000 and $371,000, was charged to operations in fiscal 1999 and 2000. In relation to Micro Strategies, Incorporated, amounts paid for services rendered were approximately $154,000 and $464,000 respectively, of which, approximately $113,000 and $310,000 was charged to operations in fiscal 1999 and 2000. In relation to Rich Cohen, amounts paid for services rendered were approximately $0 and $40,000 of which, approximately $0 and $40,000 was charged to operations in fiscal 1999 and 2000.

                For the years ended June 30, 1999 and 2000 sales of approximately $18,900,000 (24% of revenues) and $5,995,000 (9% of revenues) were made to an equity method investee of the Company, former stockholders of Spectrum and/or entities in which they had an ownership interest, who are current stockholders of the Company. Payments made to these entities for commissions and purchases of products approximated $2,700,000 and $2,300,000 for the years ended June 30, 1999 and 2000.

                Prior to the Spectrum acquisition, Spectrum was indebted to one of their stockholders (a current stockholder of the Company) under the terms of three secured notes which were due on demand and allowed for maximum borrowings of approximately $5,000,000. These notes were paid in full during fiscal 2000. Interest expense associated with these notes were approximately $498,000 and $242,000 for the years ended June 30, 1999 and 2000. Additionally, Spectrum paid this individual approximately $746,000 and $95,000 for consulting and debt guarantee fees for the years ended June 30, 1999 and 2000.

                In the normal course of business, Afinsa consigned material to the Company, which was auctioned during the fiscal year ended June 30, 1999 for a total hammer price of $316,600 and purchased artwork totaling $850,000. In the normal course of business, the Company sold to Afinsa consigned goods for a total of $1,000,000. As of June 30, 2000, Afinsa has an outstanding accounts receivable balance of approximately $614,000. During fiscal 2000, Afinsa purchased other product totaling approximately $254,000.

                The Company acts as an agent of Afinsa regarding their stock subscription agreement with GMAI-Asia.com, Inc. Under this arrangement, the Company receives funds from Afinsa and advances such funds to GMAI-Asia.com,Inc. on an as-needed basis. There is no segregation of these funds. Such amount liable to be paid to GMAI-Asia.com, Inc. is $2,421,804 at June 30, 2000 and is included in Advance from related party.

                During the year ended June 30, 2000, the Company paid Mr.Manning approximately $68,000 of debt guarantee fees (see Note 9).

 (12) Commitments and Contingencies

                As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. (Ivy") in 1993, the Company is required to pay additional amounts for a period of time through 2009 based on the financial performance of Ivy. These additional amounts totaled approximately $66,000 and $42,000 for the years ended June 30, 1999 and 2000, respectively, and are accounted for as an increase to goodwill and amortized over the goodwill's remaining life.

(13)  Stockholders' Equity


Common Stock
        On February 18, 2000, the Company's shareholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20 million to 40 million.

Private Placement Equity Transactions
     During the year ended June 30, 1999, the Company entered into a stock purchase agreement with Afinsa whereby Afinsa agreed to purchase 475,624 shares of the Company's Common Stock for an aggregate purchase price of $5 million. During the year ended June 30, 1999, the Company received $2 million from Afinsa and issued 172,251 shares of common stock. As of June 30, 1999, the Company had recorded a stock subscription receivable for the remaining 285,373 shares with an aggregate purchase price of $3 million. This amount was received from Afinsa on July 9, 1999.

         On January 31, 2000, the Company issued in a private placement to Amazon.com, Inc. 285,551 shares of the Company's common stock, together with a warrant to acquire 25,000 shares of the Company's common stock at an exercise price per share of $20.19. The warrant is immediately exercisable. In connection with this equity investment, GMAI and Amazon.com Auctions LLC, a subsidiary of Amazon.com, entered into a marketing agreement pursuant to which the Company offers collectibles for sale on the Amazon.com web site. The Company has registered with the SEC the shares of the Company's common stock that were issued to Amazon.com, Inc.

         In late January and early February 2000, GMAI issued in a private placement to certain investors an aggregate of 750,000 shares of the Company's common stock for approximately $ 11,273,000, net of expenses, In connection with this transaction, warrants to acquire 142,500 shares of the Company's common stock were issued to these investors and their advisors. The warrants are immediately exercisable at prices ranging from $18.85 to $24.52 per share.

Common Stock Repurchases
            During April 2000, the Company's Board of Directors ("the Board") authorized a plan to buy back in the open market up to 500,000 shares of common stock based upon the Board's discretion. The shares will be purchased on the open market and will pay an amount not to exceed the highest independent bid or independent sales price on the Nasdaq National market, whichever is higher. However, on any given day, the Company will not repurchase more than 25% of the average daily trading volume for the Company's common stock the four weeks preceding the week in which the purchase was made, excluding block trades. During the year ended June 30, 2000 the Company repurchased 99,900 shares for $1,333,468. The Company repurchased an additional 87,900 shares for approximately $863,000 during the period July 1, 2000 to September 15, 2000. A brokerage firm is holding the repurchased shares.

Stock Option Plan
               The Company's 1993 Stock Option Plan (the "1993 Plan") and 1997 Stock Option Plan, (the "1997 Plan"), are administered by the Board of Directors or a Stock Option Committee thereof (hereinafter, the "Committee") and provides for the grant of options to purchase shares of common stock to such officers, directors and employees of the Company, consultants to the Company, and other persons or entities as the Committee may select. A total of 1,750,000 shares of common stock has been reserved for issuance pursuant to the plans as amended by the stockholders on February 18, 2000. In addition, the February 18, 2000 amendment increased from 100,000 to 200,000 the total number of shares that the Company may issue to an individual in any given year. The Committee does not intend to make any further awards under the 1993 plan. The option exercise price is determined by the Committee in its sole discretion; provided, however, that generally, the exercise price of an option shall be not be less than the fair market market value (as defined) of a share of common stock on the date of grant Options granted have a maximum ten year term and vest over periods up to four years. All options granted through June 30, 2000 have been granted with exercise price equal to market value on the date of grant. During December 1997, the Board authorized a repricing plan which was subsequently approved by the shareholders, pursuant to which employees and certain consultants with non-qualified stock options awarded under the 1993 Plan and bearing exercise prices equal to or in excess of $2.8125 per share, with certain exceptions, were permitted to exchange their old options for new options, exercisable at a price equal to the Fair Market Value of the Company's Common Stock on December 10, 1997 (the date of the Annual Meeting of Shareholders), that is, $1.38 per share. Certain consultants to the Company were not entitled to participate in the repricing plan. The repricing plan has been fully implemented.

The following table summarizes information about options outstanding and exercisable as of June 30, 1999 and 2000:

                                                           1999                             2000
                                               -----------------------------   -------------------------------
                                                                Weighted-                         Weighted-
                                                                 Average                           Average
                                                   Options       Exercise           Options        Exercise
                                                                  Price                             Price
                                               -----------------------------   -------------------------------
Outstanding - beginning of year                        601,500     1.43                  658,125     5.08
    Granted through stock option plan                  277,000     4.28                  684,500    14.16
    Granted outside of stock option plan               175,000     8.82                  167,500    20.07
    Repurchased                                       (60,000)     3.00                     -        -
    Exercised                                        (335,375)     1.42                (122,875)     1.92
    Forfeited                                                                           (46,625)     9.50
                                                ----------------                ------------------
Outstanding - end of year                              658,125     5.08                1,340,625    11.68

Exercisable - end of year                              280,000     5.24                  481,625    10.77

The weighted average fair value of options granted during 1999 and 2000 was $4.13 and $14.16.

               Following is a summary of the status of stock options outstanding at June 30, 2000:

                         Options Outstanding                                     Options Exercisable
-----------------------------------------------------------------------   -----------------------------------
                                           Weighted
                                            Average        Weighted                             Weighted
                        Number of          Remaining       Average            Number of         Average
     Exercise             Shares          Contractual      Exercise            Shares           Exercise
      Price            Outstanding           Life           Price            Exercisable         Price
-----------------------------------------------------------------------   -----------------------------------
       1.38                     137,750       3.5            1.38                   136,500       1.38
       1.97                      66,375       8.1            1.97                     7,500       1.97
       2.50                     107,500       8.3            2.50                    36,250       2.50
       5.19                      48,500       8.4            5.19                    11,375       5.19
       9.38                      20,000       8.8            9.38                     5,000       9.38
      11.44                      42,500       10            11.44                         -      11.44
      11.63                      15,000       8.5           11.63                    15,000      11.63
      12.19                     100,000       8.8           12.19                   100,000      12.19
      13.94                      75,000       9.5           13.94                         -      13.94
      14.19                      10,000       8.4           14.19                     2,500      14.19
      14.25                     530,500       9.5           14.25                         -      14.25
      18.44                      20,000       9.7           18.44                         -      18.44
      18.85                     112,500       4.6           18.85                   112,500      18.85
      20.19                      25,000       4.6           20.19                    25,000      20.19
      24.52                      30,000       2.6           24.52                    30,000      24.52
                   ---------------------                                  ------------------
                              1,340,625                                             481,625
                              =========                                             =======

Pro Forma Disclosure
     The Company follows the intrinsic value method relating to its accounting treatment for its stock options. Had compensation cost been recognized based on the fair value at the date of grant for all options granted during 1999 and 2000 would have been as follows:

Proforma information regarding net income and earnings per share is required by SFAS 123, and has been det

                                      1999                           2000
                               ---------------                 ---------------

Proforma net income  (loss)           $ 752,981                $  (4,222,730)

Proforma earnings (loss)per share
  Basic                                  .10                           (.42)
  Diluted                                .10                           (.42)

               The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999 and 2000, respectively:, risk-free interest rates of 5.1% and 5.7%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 82% and 82%; and weighted-average expected life of the option of five years.

               There was no compensation expense recorded from stock options for the years ended June 30, 1999 and 2000.

                During the year ended June 30, 1999, the Company issued stock options to vendors in exchange for services. These options were valued at the fair market value in the amount of $150,000 which was amortized over the life of the contracts, one year. Amortization expense related to these options for the years ended June 30, 1999 and 2000 was approximately $42,000 and $108,000. As of June 30, 2000, the Company granted stock options to consultants in exchange for services. The value of these options is approximately $245,000 and are being amortized over their respective vesting periods. Accordingly, no amortization expense is being recorded as of June 30, 2000.

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

 (14) Significant Agreements

Employment Agreements
                The Company has entered into an employment agreements with Mr. Greg Manning, Chief Executive Officer of the Company. The agreement with Mr. Manning, as amended, provides for Mr. Manning's services as President and Chief Executive Officer of the Company, with an annual salary of $300,000 for the year ended June 30, 2000 , plus a bonus based on income before income taxes of the Company (subject to increase by the Board of Directors), together with a non-accountable expense reimbursement of $25,000 per annum. The Company has entered into an agreement with Mr. Manning extending the term of his agreement through June 30, 2002 and providing for a new base salary of $350,000 and an annual bonus of no less than $50,000, with all other material terms and conditions remaining the same.

                The Company also maintains employment agreements with various other key management personnel.

                The Company currently maintains term life insurance policies on the lives of certain key employees of the Company. These policies allow for coverage of up to an aggregate amount of $7,000,000 with the benefits payable to the Company.

                The Company has entered into a management agreement with Tristar to manage the operations of GMD. See note 2.

(15) Retirement Plans

                The Company maintains an employee savings plan under the Internal Revenue Code Section 401(k). Employees are eligible to participate in the plan after six months of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees contributions to a maximum annual contribution of $500 per employee. The Company's total contribution was approximately $6,100 and $9,500 for the years ended June 30, 1999 and 2000.

 (16) Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

                                                       Year Ended
                                                         June 30,
                                           ----------------------------------
                                                 1999                 2000
                                            ------------          -----------
Interest paid                                 $ 1,644,799          $ 1,538,935
Income taxes paid                                   1,621                1,222

Summary of significant non-cash transactions:

 Income tax effect of the exercise of options   1,374,078              284,000

 Issuance of shares related to GMAI-Asia
 purchase of Everbright Technologies                 -               3,614,236

 Issuance of shares related to acquisition of
 Subsidiaries                                   1,875,000           25,000,000

 Issuance of shares related to acquisition
 of GMD                                              -               2,277,606

 Issuance of 200,000 options relating to the
 financing of the acquisition of Teletrade        200,000                 -

 Issuance of notes payable to former shareholders
 of Teletrade as part of the acquisition          675,000                 -

 Contribution to GMAI-Asia.com committed but not
 yet paid                                         159,153                 -

 Stock Subscription Receivable from Afinsa for
 285,373 shares of the Company's Common Stock   3,000,000                 -

 Common stock received from sale of investment    285,000                 -

 Issuance of options relating to professional
 services                                         150,000               245,000

 (17) "Year 2000"

                     The Company's program relating to Year 2000 issue is ongoing, as the Company monitors (1) the software and systems used in the Company's internal business; and (2) third party vendors, manufacturers and suppliers. The Company has not experienced any material issues or problems with regard to Y2K.

                                    PART III.


Item 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
----------------------------------------------------------------------------

               The following persons are all of the directors and executive officers of the Company:

Greg Manning, age 54, has been Chairman of the Board of the Company since its inception in 1981 and Chief Executive Officer since December 8, 1992. Mr.Manning was the Company's President from 1981 until August 12,1993 and from March 8,1995 to the present. Mr. Manning also has been Chairman of the Board and President of CRM since its inception, which he founded as "Greg Manning Company, Inc." in 1961.

James A. Smith, CPA, age 48, has been Chief Financial Officer of the Company since December 12, 1997. Mr. Smith served as Chief Financial Officer of Imatec, Ltd. from 1996 to 1997, and as Controller of Ferrara Food Company from 1992 to 1996.

James A. Reiman, age 45, joined the Company in April 1999, as Executive Vice President, Strategic Development. He also served as a consultant to the Company prior to that time. He received his JD from Northwestern University School of Law, and his BA from Columbia College, Columbia University.

Scott S. Rosenblum, age 51, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991)in the law firm of Kramer Levin Naftalis & Frankel LLP, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

Anthony L. Bongiovanni, Jr., age 41, is President of Micro Strategies, Incorporated, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

Albertino de Figueiredo, age 69, was appointed as a director of the Company on September 10, 1997. In 1980, Mr. De Figueiredo founded AFINSA, S.A, a company engaged in the business of Philatelics and numismatics, and is currently Chairman of the Board of AFINSA, S.A. and its subsidiaries. Mr. De Figueiredo is also Vice-Chairman of the Board of Directors of FINARTE ESPANA, an art auction house, and a member of the Executive Board of ASCAT, the International Association of the Stamp Catalog and Philatelic Publishers.

Richard Cohen, age 49, a director since December, 1999, has been the managing principal of Richard M. Cohen Consultants since 1996. From 1992 to 1995, he served as President of General Media, Inc., a public company with interests in magazines, cable, licensing and the Internet. He holds a BS from the University of Pennsylvania and an MBA from Stanford University. He is also a Certified Public Accountant in the State of New York. Mr. Cohen is also a director of National Auto Credit, Deyco Acquisition Corp., Symposium Telecom and Directrix, Inc.

Greg Roberts, age 39, a director since February, 2000, has been the President of Spectrum Numismatics since the early 1990s, following 9 years with Hannes Tulving in Newport Beach, CA. He has spent the last 24 years honing his skills to such an extent that he was able to successfully purchase such rare coins as the King of Siam proof set, the 1861 Pacquet Liberty Gold Coins-$1MM, and the Eliasberg-Stickney 1804 Silver Dollar-$1.8MM. He is also a lifetime member of the Professional Numismatics Guild.

James M. Davin, age 54, a director since February, 2000, has since 1993 been President of Davin Capital Corporation, a private investment company and Davin Capital, L.P., a private investment partnership. Mr. Davin is also a trustee and a member of the Finance Committee of Blair Academy, an independent school in Blairstown, New Jersey and a former member of the Advisory Board of the Georgetown University School of Business, from which he graduated in 1967. Mr. Davin's investment career started in 1969 at First Boston, from which he departed in 1988 as Managing Director to join Drexel Burnham Lambert Group, Inc. in 1990. Mr. Davin left Drexel as Executive Vice President, Senior Trading Official, a position mandated by the SEC under the company's agreement with the US District Attorney's office, after which he joined Lehman Brothers. Mr. Davin departed Lehman Brothers in 1993 as Managing Director to serve as Vice Chairman of Craig Drill Capital, a private investment fund in New York. Mr. Davin has been an active member of the National Association of Securities Dealers, for which he was Chairman and Vice President of Governors in 1987 as well as a board member from 1985 until 1988.

Mark B. Segall, age 38, a director since December, 1999, was a partner at Kramer Levin Naftalis & Frankel, a New York law firm, from 1995 through 1999. In October, 1999, he became a Senior Vice President and General Counsel for Investec Ernst & Company.

The Company's directors are elected at the annual meeting of stockholders. The Certificate of Incorporation provides that the members of the Board of Directors be divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Accordingly, only those directors of a single class can be changed in any one year and it would take elections in three consecutive years to change the entire Board. Messrs. Bongiovanni and Rosenblum have been elected to serve until the 2000 annual meeting of stockholders. Messrs. De Figueiredo and Manning have been elected, and Mr. Davin has been appointed, to serve until the 2001 annual meeting of stockholders. Messrs. Segall and Cohen have been elected, and Mr. Roberts has been appointed, to serve until the 2002 annual meeting of stockholders. The Certificate of Incorporation also provides that directors may be removed only for cause and that any such removal must be approved by the affirmative vote of at least a majority of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors. While the Company believes that the foregoing provisions are in the best interests of the Company and its stockholders, such requirements may have the effect of protecting management against outside interests and in retaining its position.

Each of the directors and executive officers of the Company is delinquent in filing the forms required by Section 16(a) of the Exchange Act. There are no family relationships among any of the directors or executive officers of the Company.

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

               The members of the current Advisory Committee and their principal occupations are as follows:

Sir Ronald Brierley, age 62, is Founder/President of Brierley Investments, Limited, a publicly held New Zealand investment company. Sir Ronald is also Chairman of GPG P/C, an investment company based in London, England. Sir Ronald serves on the boards of Advance Bank, Australia, Ltd., Adriadne Australia Ltd., Australia Oil & Gas Corporation, Ltd., and the Australian Gaslight Company, and he is also a trustee of Sydney Cricket and Sports Ground Trust. Sir Ronald has had a life-long interest in stamps, beginning as a schoolboy, when he formed Kiwi Stamp Company and acquired a dealer's certificate from the New Zealand Stamp Dealers Federation. Sir Ronald has been selling and collecting stamps since that time.

Robert G. Driscoll, age 68, has been Chief Executive Officer (since 1981) of Barrett & Worthen, Inc. and the Brookman Stamp Company of Bedford, New
Hampshire, both of which are engaged in the business of buying and selling stamps. Mr. Driscoll served as Vice President of H.E. Harris Company, a subsidiary of General Mills from 1978 to 1981, after having founded R&R Stamp Company in 1958 and serving as its President until it was sold in 1978 to General Mills. Mr. Driscoll is a past President of the American Stamp Dealers Association (from 1977 to 1978) and is a lifetime member of the American First Day Cover Society. He has been a member of the American Philatelic Society for over 45 years.

Herbert LaTuchie, age 81 was Chairman of the Board and Chief Executive Officer (from 1954 to 1986) of Modern Builders Supply Company, Inc. and Modern Manufacturing, Inc., the latter of which is one of the ten leading distributors of building products in the United States. Mr. LaTuchie has been a life-long collector of rare stamps, and he also collects sheet music and other paper collectibles.

Joseph Levy, Jr., age 74, is president of Levy Venture Management, Inc., a real estate development company specializing in automotive retailing real estate. Prior to forming Levy Venture Management, Mr. Levy was President of Walton Chrysler-Plymouth (from 1953 to 1960), the world's largest Chrysler dealership during his tenure as president of the company, and Carol Buick (from 1961 to 1984), the world's largest Buick dealership during his tenure as president. Mr. Levy currently serves on the board of directors of CDW Computer Centers, Inc. (NASDAQ: CDWC), and has served as a director of several banks, including NBD Evanston. He currently sits on the boards of directors/trustees of the following charitable and not for profit corporations: the Chicago Historical Society, Culver Educational Foundation, Evanston Hospital, and the Levy Senior Centers. Mr. Levy is a collector of stamps, coins, watches and other collectibles.

Hector D. Wiltshire, age 58, is President and CEO of Wiltshire Technologies, Inc., a high technology venture capital and consulting group, and is an experienced collector of rare stamps. Mr. Wiltshire is a member of the Association of Certified and Corporate Accountants (A.C.C.A) and the British Computer Society (M.B.C.S.). Mr. Wiltshire holds degrees in Executive Business Administration and marketing.




Item 10.                  EXECUTIVE COMPENSATION

               Information regarding Executive Compensation will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2000 and is incorporated by reference.


Item 11.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                      MANAGEMENT
                      ---------------------------------------------------

               Information regarding Security Ownership of Certain Beneficial Owners and Management will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2000 and is incorporated by reference.

Item 12.                  CERTAIN RELATIONSHIPS AND TRANSACTIONS

               Information regarding Certain Relationships and Transactions will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2000 and is incorporated by reference.

Item 13.                     EXHIBITS, LIST AND REPORTS ON FORM 8-K
     Exhibit No.                           Description
 ----------------------------------------------------------------------------

         (a)      (1)     All Financial Statements of the Company for the  years
                          ended June 30, 1999 and 2000 are filed herewith.  See
                          Item 7 of this Report for a list of such financial statements.

                  (2)     Exhibits -- See response to paragraph (c) below.

         (b)      Reports on Form 8-K

                  Report on Form 8-K filed on March 6, 2000, relating to the Company's acquisition of Spectrum Numismatics International, Inc. and related matters (item 2), as amended by Form 8-K/A, filed on May 5, 2000, setting forth financial statements as required by item 7.

                  Report on Form 8-K filed on May 30, 2000, relating to certain transactions between Tristar Products, Inc and Greg Manning Direct, Inc., a wholly owned subsidiary of the Company.

         (c)      Exhibits

         3.1 Restated Certificate of Incorporation of Registrant, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Form SB-2, Registration Number 33-55792-NY, dated May 14, 1993 (the "1993 Form SB-2"); as amended by the Certificate of Amendment filed with the Secretary of State of New York on March 3, 2000.*

         3.2 By-laws, as amended, of Registrant. Incorporated by reference to Exhibit 3(b)to the 1993 Form SB-2.

         10.1 1993 Stock Option Plan. Incorporated by reference to Exhibit 10(a) to the 1993 Form SB-2 and incorporated by reference to Exhibit A to the Proxy Statement of the Company dated January 31, 1994.

         10.2 Employment Agreement between Greg Manning and Registrant dated as of May 14, 1993. Incorporated by reference to Exhibit 10(b) to the Form SB-2 and incorporated by reference to Exhibit 4.1 to Form 10-QSB of the Company for the period ended December 31,1995, dated February 13, 1996, as amended.

         10.3 Second Amendment to Employment Agreement between Greg Manning and Registrant, dated as of September 11, 1997. Incorporated by reference to Exhibit 10.3 to Form 10-KSB of the Company for the period ended June 30, 1997.

         10.4 Third Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 1999.*

         10.5 Fourth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2000.*

         10.6 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.

         10.7 Employment Agreement between James Reiman and Company dated as of March 31, 1999. Incorporated by reference to Exhibit 10 to Form 10-QSB of the Company for the period ended March 31,1999.

         10.8 Demand Promissory Note,dated February 5, 1999, of Greg Manning Auctions,Inc.(Maker) to Brown Brothers Harriman & Co.(Holder)*

         10.9 General Security Agreement, dated May 26, 1995, from Greg Manning Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, dated May 26, 1995.

         10.10 Guaranty, dated May 26, 1995, from Greg Manning Auctions, Inc. and Ivy & Mader Philatelic Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated May 26, 1995.

        10.11 Stock Purchase Agreement dated as of October 29, 1998 among the Company, Leon Liebman, Richard Makely and Bernard Rome. Incorporated by reference to Exhibit 10.01 to the Company's report on Form 8-K, filed on November 13, 1998.

         10.12 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997 and to the Proxy Statement of the Company dated January 14, 2000.

10.13 Merger Agreement dated December 8, 1999, between the Company, Spectrum Acquisition,Inc.,Spectrum Numismatics International,Inc., Warren Trepp, as trustee, Gregory Roberts, Sharon Roberts and Elaine Dinges.
         Incorporated by reference to Annex B of the Proxy Statement of the Company dated January 14, 2000.

10.14    Amended  and  Restated  Secured  Business  Loan  Agreement  dated as of
         February   18,  2000   between   Bank  of   America,  NA  and  Spectrum
         Numismatics International, Inc.*

10.15 Continuing Guaranty dated February 18, 2000 between Bank of America, NA and Greg Manning.*

10.16 Pledge Agreement dated February 18, 2000 between Bank of America, NA and Greg Manning.*

 23.1     Consent of Independent Accountants.*

 27       Financial Data Schedule*

                                      * Filed herewith

*************************************************************************

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           GREG MANNING AUCTIONS, INC.


Date: October 3, 2000


                                                         /s/ Greg Manning
                                                     Greg Manning
                                                     Chairman of the Board
Chief Executive Officer & Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Date: October 3, 2000

                                       /s/ Greg Manning
                                         Greg Manning
                                       Chairman of the Board
                              Chief Executive Officer and Director
                                  (Principal Executive Officer)

                                       /s/ James A. Smith
                                          James A. Smith
                                    Chief Financial Officer
                        (Principal Financial Officer and Principal Accounting
                                             Officer)

                                       /s/ Anthony Bongiovanni
                                          Anthony Bongiovanni
                                              Director

                                       /s/ Scott Rosenblum
                                          Scott Rosenblum
                                              Director

                                        /s/ Richard Cohen
                                           Richard Cohen
                                             Director

                                        /s/  Greg Roberts
                                            Greg Roberts
                                             Director

                                  EXHIBIT INDEX

   Exhibit No.                                   Description
 -----------------------------------------------------------------------------

         (a)      (1)      All Financial Statements of the Company for the years
                           ended June 30, 1999 and 2000 are filed herewith.  See
                           Item 7 of this Report for a list of such financial statements.

                  (2)      Exhibits -- See response to paragraph (c) below.

         (b)      Reports on Form 8-K

                  Report on Form 8-K filed on March 6, 2000, relating to the Company's acquisition of Spectrum Numismatics International, Inc. and related matters (item 2), as amended by Form 8-K/A, filed on May 5, 2000, setting forth financial statements as required by item 7.

                  Report on Form 8-K filed on May 30, 2000, relating to certain transactions between Tristar Products, Inc and Greg Manning Direct, Inc., a wholly owned subsidiary of the Company.

(c)      Exhibits

         3.1 Restated Certificate of Incorporation of Registrant, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Form SB-2, Registration Number 33-55792-NY, dated May 14, 1993 (the "1993 Form SB-2"); as amended by the Certificate of Amendment filed with the Secretary of State of New York on March 3, 2000.*

         3.2 By-laws, as amended, of Registrant. Incorporated by reference to Exhibit 3(b)to the 1993 Form SB-2.

         10.1 1993 Stock Option Plan. Incorporated by reference to Exhibit 10(a) to the 1993 Form SB-2 and incorporated by reference to Exhibit A to the Proxy Statement of the Company dated January 31, 1994.

         10.2 Employment Agreement between Greg Manning and Registrant dated as of May 14, 1993. Incorporated by reference to Exhibit 10(b) to the Form SB-2 and incorporated by reference to Exhibit 4.1 to Form 10-QSB of the Company for the period ended December 31,1995, dated February 13, 1996, as amended.

         10.3 Second Amendment to Employment Agreement between Greg Manning and Registrant, dated as of September 11, 1997. Incorporated by reference to Exhibit 10.3 to Form 10-KSB of the Company for the period ended June 30, 1997.

         10.4 Third Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 1999.*

         10.5 Fourth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2000.*

         10.6 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.


         10.7 Employment Agreement between James Reiman and Company dated as of March 31, 1999. Incorporated by reference to Exhibit 10 to Form 10-QSB of the Company for the period ended March 31, 1999.

         10.8 Demand Promissory Note,dated February 5, 1999, of Greg Manning Auctions, Inc.(Maker) to Brown Brothers Harriman&Co. (Holder)*

         10.9     General  Security   Agreement,  dated  May 26, 1995, from Greg
                  Manning Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K, dated May 26, 1995.

         10.10 Guaranty, dated May 26, 1995,from Greg Manning Auctions, Inc. and Ivy & Mader Philatelic Auctions, Inc. to Brown Brothers Harriman & Co. Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K, dated May 26, 1995.

        10.11 Stock Purchase Agreement dated as of October 29, 1998 among the Company, Leon Liebman, Richard Makely and Bernard Rome. Incorporated by reference to Exhibit 10.01 to the Company's report on Form 8-K, filed on November 13, 1998.

         10.12 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated
                  October 28, 1997 and to the Proxy Statement of the Company dated January 14, 2000.

         10.13 Merger Agreement dated December 8, 1999, between the Company, Spectrum Acquisition, Inc.,Spectrum Numismatics International, Inc., Warren Trepp, as trustee, Gregory Roberts, Sharon Roberts and Elaine Dinges. Incorporated by reference to Annex B of the Proxy Statement of the Company dated January 14,2000.

         10.14 Amended and Restated Secured Business Loan Agreement dated as of February 18, 2000 between Bank of America, NA and Spectrum Numismatics International, Inc.*

         10.15 Continuing Guaranty dated February 18, 2000 between Bank of America, NA and Greg Manning.*

10.16 Pledge Agreement dated February 18, 2000 between Bank of America, NA and Greg Manning.*


23.1     Consent of Independent Accountants.*

27       Financial Data Schedule*

                   * Filed herewith