Form 10-Q
period 2000-09-30
GREG MANNING AUCTIONS INC
filed 2000-11-13
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended September 30, 2000
                              -------------------

                                   OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934

For the transition period ________ to ________


              Commission file number 1-11988


                 GREG MANNING AUCTIONS, INC.
     (Exact name of Registrant as specified in its Charter)


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

As of November 10, 2000, Issuer had 10,061,562 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents
                                                                   Page Number
PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets at
  June 30, 2000 and September 30, 2000                                   3

  Condensed Consolidated Statements of Operations for the
  three months ended September 30, 1999 and 2000                         4

  Condensed Consolidated Statements of Stockholders' Equity for the
  three months ended September 30, 2000                                  5

  Condensed Consolidated Statements of Cash Flows for the
  three months ended September 30, 1999 and 2000                         6

  Condensed Consolidated Statement of Comprehensive Income for the
  three months ended September 30, 1999 and 2000                         7

  Notes to Condensed Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      14

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                               19

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                              20

Item 2.  Changes in Securities                                          20

Item 3.  Defaults Upon Senior Securities                                20

Item 4.  Submission of Matters to a Vote of Security Holders            20

Item 5.  Other Information                                              20

Item 6.  Exhibits and Reports on Form 8-K                               20

Signatures                                                              21

PART I. FINANCIAL INFORMATION
                              GREG MANNING AUCTIONS, INC.
                        Condensed Consolidated Balance Sheet

                                            June 30,            September 30,
                                              2000                  2000
           Assets                          (Audited)             (Unaudited)
          -------                       ----------------     ------------------
 Current Assets
  Cash and Cash Equivalents             $  1,092,311          $   1,522,030
  Accounts Receivable, net
   Auctions Receivable                     6,747,582              7,695,155
   Auctions Receivable - Related Party       614,000                515,000
   Advances to Consignors                  2,852,294              2,895,010
   Other                                      16,201                 15,001
 Inventory                                20,601,338             19,489,419
 Deferred Tax Asset                          824,000                902,000
 Prepaid Expenses                            517,523                464,689
                                       -----------------     ------------------
  Total Current Assets                    33,265,249             33,498,304

 Property and Equipment, Net                 927,699                992,224
 Goodwill, Net                             6,600,686              6,549,409
 Other Purchased Intangibles, Net          3,021,667              3,175,164
 Marketable Securities                       231,000                192,500
 Investment in Equity Method Investees     5,936,826              5,667,669
 Other Non-Current Assets
  Deferred Tax Asset                       1,920,000              2,278,100
  Inventory                                2,400,000              2,400,000
  Advances to Consignors                     753,347                766,689
  Other                                      386,441                425,855
                                       -----------------     ------------------
   Total Assets                        $  55,442,915         $   55,945,914
                                        ===============       =================

     Liabilities and Stockholders' Equity
 Current Liabilities
  Demand Notes Payable                 $   7,950,000         $   11,170,000
  Notes Payable                              182,498                116,928
  Payable to Third Party Consignors        1,468,154              2,456,444
  Accounts Payable                         3,492,776              2,407,121
  Advance from Related Party               2,421,804              1,871,804
  Accrued Expenses                         1,849,858              1,320,854
                                       -----------------     ------------------
    Total Current Liabilities             17,365,090             19,343,151
 Notes Payable - Long Term                   110,700                 53,796
                                       -----------------     ------------------
    Total Liabilities                     17,475,790             19,396,947

Preferred Stock, $.01 par value. Authorized
 10,000,000 shares; none issued                -                      -
Common Stock,  $.01 par value.  Authorized
 40,000,000  shares;  10,024,632 and
 10,061,562  issued and outstanding at
 June 30, 2000 and September 30, 2000,
 respectively.                               100,246                100,616
 Additional paid in capital               41,251,790             41,469,597
 Accumulated other comprehensive income:
 Unrealized loss on marketable securities    (92,400)              (115,500)
 Accumulated deficit                      (1,959,043)            (2,859,088)
 Treasury stock, 99,900 and 172,100 shares
 at June 30, 2000 and September 30, 2000,
 respectively, at cost.                   (1,333,468)            (2,046,658)
                                      -----------------     ------------------
  Total Stockholders' Equity              37,967,125             36,548,967
                                      -----------------     ------------------
Total Liabilities and Stockholders'
   Equity                              $  55,442,915         $   55,945,914
                                       ================      =================

        See accompanying notes to condensed consolidated financial statements

                                 GREG MANNING AUCTIONS, INC.
                     Condensed Consolidated Statements of Operations (1)
                           For the Three Months Ended September 30,
                                          (Unaudited)


                                          1999                    2000
                                   ------------------   -----------------------
Operating Revenues
 Sales of merchandise              $  13,943,494       $          12,929,873
 Commissions earned                    1,264,106                   1,477,141
                                   ------------------   -----------------------
  Total Revenues                      15,207,600                  14,407,014
 Cost of merchandise sold             12,863,062                  11,944,851
                                   ------------------   -----------------------
  Gross profit                         2,344,538                   2,462,163

Operating Expenses
 General and Administrative            1,108,650                   1,140,470
 Salaries and Wages                    1,104,106                   1,215,636
 Depreciation and Amortization           230,900                     362,799
 Acquisition and Merger Costs             15,239                        -
 Marketing                               559,724                     616,474
                                    -----------------   ----------------------
Total Operating Expenses               3,018,619                   3,335,379
                                    -----------------   ----------------------
 Operating Loss                         (674,081)                   (873,216)

Other Income (expense)
 Gain on sale of marketable securities
  and investments                         14,494                        -
 Interest Income                         227,788                     142,385
 Interest Expense                       (404,678)                   (315,536)
 Minority Interest                            56                        -
 Loss from operations of investees       (59,313)                   (276,678)
                                      -------------       -------------------
  Loss before income taxes              (895,734)                 (1,323,045)
 Benefit from income taxes              (407,788)                   (423,000)
                                      -------------       -------------------
Net Loss                              $ (487,946)         $         (900,045)
                                      =============       ===================

Basic Loss per Share
 Weighted average shares outstanding   8,539,135                  10,044,763
                                      =============       ===================
 Basic loss per share                  $   (0.06)          $           (0.09)
                                      =============       ===================
Diluted Loss per Share
 Weighted average shares outstanding   8,539,135                  10,044,763
                                      =============       ===================
 Diluted Loss per Share                $   (0.06)          $          (0.09)
                                       ==========          ===================

   (1) All amounts have been restated to reflect the acquisition of Spectrum Numismatics International, Inc. as if it had been acquired July 1, 1999.

      See accompanying notes to condensed consolidated financial statements



                           GREG MANNING AUCTIONS, INC.
          Condensed Consolidated Statement of Stockholders' Equity (1)
                       July 1, 2000 to September 30, 2000
                                   (Unaudited)

                                                                          Unrealized
                                                                          Gain (Loss)
                                     Common Stock         Additional         on                                          Total
                              --------------------------    Paid-In      Marketable     Accumulated     Treasury     Stockholders'
                                 Shares           $         Capital      Securities      Deficit         Stock           Equity
                              -------------  -----------  ------------  -------------  ------------  -------------  ---------------
 Balance, June 30, 2000         10,024,632   $ 100,246    $ 41,251,790  $ (92,400)     $ (1,959,043)  $ (1,333,468)  $ 37,967,125

 Options exercised                  27,250         273          43,400                                                     43,673

 Income tax benefit from
     exercise of stock options,
     net of valuation allowance                                 58,188                                                     58,188

 Common shares issued relating to
     acquisition of GMD, net of
     expenses                        9,680          97         116,219                                                    116,316

 Unrealized loss from marketable
    Securities, net of tax
    of $15,400                                                            (23,100)                                        (23,100)

 Common shares repurchased as
     Treasury Shares                                                                                      (713,190)      (713,190)

 Net loss, September 30, 2000                                                              (900,045)                     (900,045)
                              -------------  -----------  ------------  -------------  ------------  -------------  ----------------
 Balance, September 30, 2000    10,061,562   $ 100,616    $ 41,469,597  $(115,500)     $ (2,859,088)  $ (2,046,658)  $ 36,548,967
                              =============  ===========  ============  =============  ============  =============  ================

  (1) All amounts have been restated to reflect the acquisition of Spectrum Numismatics International, Inc. as if it had been acquired July 1, 1999.

    See accompanying notes to condensed consolidated financial statements



                                 GREG MANNING AUCTIONS, INC.
                     Condensed Consolidated Statements of Cash Flows (1)
                           For the Three Months Ended September 30,
                                          (Unaudited)

                                                             1999                   2000
                                                      --------------------    -----------------
 Cash flows from operating activities:
      Net Loss                                          $        (487,946)      $     (900,045)
      Adjustments to reconcile net loss to net
      cash from operating activities:
         Depreciation and amortization                            304,742              352,710
         Provision for bad debts                               -                       (14,546)
         Provision for inventory reserve                       -                       178,902
         Gain on sale of marketable securities and
          investments                                            (14,494)                -
         Equity in loss of equity method investees                59,313               276,678
         Deferred tax benefit                                   (407,788)             (362,512)
         (Increase) decrease in assets:
            Auctions receivable                                 (153,785)             (834,027)
            Advances to consignors                              (389,757)              (42,716)
            Inventory                                            (52,004)              933,017
            Prepaid expenses and deposits                         95,918                52,834
            Other assets                                         (40,493)              (57,636)
         Increase (decrease) in liabilities:
            Payable to third-party consignors                   (437,921)              988,290
            Accounts payable                                  (1,553,188)           (1,085,655)
            Accrued expenses and other liabilities                51,609              (529,004)
            Advance from Related Party                          -                     (550,000)
            Income taxes payable                                  12,400                -
                                                      --------------------    -----------------
                                                              (3,013,394)           (1,593,710)

 Cash flows from investing activities
      Capital expenditures for property and                     (195,657)             (159,792)
        equipment
      Additional goodwill                                      -                       (17,267)
      Purchase of Other Intangibles                            -                      (220,000)
      Investment in equity method investee                       (19,360)               (7,521)
      Proceeds from sale of marketable securities
       and investments                                            15,649                -
                                                      --------------------    -----------------
                                                                (199,368)             (404,580)

 Cash flows from financing activities:
      Net proceeds from (repayment of) demand notes
       payable                                                   885,000             3,220,000
      Repayment of loans and loans payable                      (233,819)             (122,474)
      Proceeds from exercise of options                           86,897                43,673
      Payment for Treasury Stock                               -                      (713,190)
      Proceeds from Stock Subscriptions Receivable             3,000,000               -
                                                      --------------------    -----------------
                                                               3,738,078             2,428,009

 Net change in cash and cash equivalents                         525,316               429,719
 Cash and cash equivalents:
      Beginning of period                                        811,196             1,092,311
                                                      --------------------    -----------------
      End of period                                 $          1,336,512   $         1,522,030
                                                      ====================    =================


   (1) All amounts have been restated to reflect the acquisition of Spectrum Numismatics International, Inc. as if it had been acquired July 1, 1999. See accompanying notes to condensed consolidated financial statements

                              GREG MANNING AUCTIONS, INC.
                Statements of Consolidated Comprehensive Income (1)

                                             Three months ended September 30,
                                                  1999               2000
                                        --------------------------------------
   Net Loss                                    $ (487,946)       $ ( 900,045)

   Other comprehensive income (loss)
    Unrealized loss on securities,
    net of tax of $15,400                           -                (23,100)
                                        --------------------------------------
  Comprehensive Loss                           $ (487,946)       $ ( 923,145)
                                        ======================================

    (1) All amounts have been restated to reflect the acquisition of Spectrum Numismatics International, Inc. as if it had been acquired July 1, 1999.

   See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(1)  Organization, Business and Basis of Presentation

         Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. Greg Manning Galleries, Inc., Teletrade, Inc., Greg Manning Direct, Inc. and Spectrum Numismatics International, Inc.(collectively, the "Company") is a public auctioneer and marketer of collectibles including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, movie posters, fine art, rare coins, comic books, Hollywood and Rock and Roll memorabilia. The Company conducts both live auctions and auctions via the Internet, bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail. In addition, the Company maintains a 48% investment in GMAI-Asia.com, Inc., which conducts retail sales and auction sales over the internet in Asia, particularly in China.

         The accompanying condensed consolidated balance sheet as of June 30, 000 and September 30, 2000 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three month periods ended September 30, 1999 and 2000 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 2000 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Basis of Presentation

                  During February 2000, the Company acquired all of the outstanding stock of Spectrum Numismatics International, Inc. ("Spectrum") in a transaction accounted for under the pooling of interest method of accounting . The condensed consolidated financial statements have been restated for the three months ended September 30, 1999, to reflect the Company's results of operations and financial position as if Spectrum was a wholly owned subsidiary of the Company as of July 1, 1999.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:


                                                         For the Three Months Ended
                                                                September 30,                      Percentages
                                                   -----------------------------------    ---------------------------
                                                         1999               2000             1999            2000
                                                   -----------------    --------------    ------------    -----------
 Aggregate Sales                                 $      21,632,989    $   22,838,331             100%           100%
                                                   ================     =============
        By Source:
              A. Auction                                  7,689,495         9,908,458             36%            43%
              B. Sales of Inventory                      13,943,494        12,929,873             64%            57%

        By Market:
              A. Philatelics                              3,503,529         4,833,384             16%            21%
              B. Numismatics                             15,276,894        13,349,397             71%            59%
              C. Sports Collectibles                      2,213,660         2,701,664             10%            12%
              D. Diamond                                    168,827            37,614              1%             0%
              E. Art                                         20,564             1,610              0%             0%
              F. Other Collectibles                         449,515         1,914,662              2%             8%

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


Accounts Receivable

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

                As of June 30, 2000 and September 30, 2000, the allowance for doubtful accounts included in auction receivables was approximately $826,000 and $811,000, respectively.

Intangible Assets
         Goodwill
         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from five to twenty years. Total accumulated amortization at June 30, 2000 and 2000 was approximately $ 857,000 and $1,042,000, respectively. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses. Amortization expense charged to operations for the three months ended September 30, 1999 and 2000 was approximately $ 60,000 and $ 185,000 respectively.

         Other Purchased Intangibles
         Other Purchased Intangibles consisting of Trademarks, Customer Lists and Supplier Agreements, purchased as part of business acquisitions or in the ordinary course of business are presented net of related accumulated amortization and are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer Lists and Supplier Agreements. Total accumulated amortization at June 30, 2000 and September 30, 2000 was approximately $378,000 and $ 445,000, respectively. Amortization expense charged to operations for the three months ended September 30, 1999 and 2000 was approximately $ 58,000 and $ 67,000, respectively.

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

         Marketable securities available for sale as of June 30, 2000 and September 30, 2000 is as follows:

                                       Cost        Market        Unrealized
                                                   Value         Gain (Loss)
                                       -----      --------       ------------
  June 30, 2000 Common Stock        $ 385,000     $ 231,000      $ (154,000)
                                    =========     =========      ===========
  September 30, 2000  Common Stock  $ 385,000     $ 192,500      $ (192,500)
                                    =========     =========      ===========

Earnings (loss) per common and common equivalent share

                  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the three months ended September 30, 1999 and 2000.

Comprehensive Income

             Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheet consist of the net unrealized gains (losses) on securities, net of tax.

(3) Inventories
         Inventories as of June 30, 2000 consisted of the following:
                                               Non-
                            Current          Current               Total
                        ----------------    -------------    ---------------
Stamps                  $   3,609,682       $    500,000      $  4,109,682
Sports Collectibles         4,003,742                            4,003,742
Coins                       8,881,741          1,000,000         9,881,741
Art                           315,097                              315,097
Other                       3,791,076            900,000         4,691,076
                        ----------------    -------------    ---------------
                        $  20,601,338       $  2,400,000      $ 23,001,338

         Inventories as of September 30, 2000 consisted of the following:
                                               Non-
                            Current          Current               Total
                        ----------------    -------------    ---------------
Stamps                  $    3,962,872      $   500,000      $   4,462,872
Sports Collectibles          3,993,175            -              3,993,175
Coins                        6,677,097        1,000,000          7,677,097
Art                            314,866           -                 314,866
Other                        4,541,409          900,000          5,441,409
                        ----------------    -------------    ---------------
                        $   19,489,419      $ 2,400,000      $  21,899,419
                        ================    =============    ===============
             The Company has provided an inventory reserve of approximately $514,000 and $693,000 at June 30, 2000 and September 30, 2000, respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

            Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.

(4) Related-party Transactions

         The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc., ("CRM"), a company owned by Greg Manning. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers and the Company charges CRM a seller's commission for items valued at under $100,000 per lot. In the case of auction, the hammer price of the sale, less any seller's commission, is paid to CRM upon successful auction, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the three months ended September 30, 1999 and 2000, such auction and private treaty sales (net of commission) were not material.

         Included in Accounts Receivable at June 30, 2000 and September 30, 2000 is approximately $31,000, which is due from CRM and will be collected in the ordinary course of business.

         Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, which provides legal services to the
Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Richard Cohen, who is also a director of the Company, provided consulting services for the Company. Total expenditures for services rendered by these firms for the three months ended September 30, 1999 and 2000 were approximately $21,000 and $ 75,000 respectively, in the case of Kramer, Levin, Naftalis & Frankel, approximately $46,000 and $199,000 respectively, in the case of Micro Strategies, Incorporated, of which approximately $ 30,000 and $42,000 was charged to operations in 1999 and 2000, respectively, and $0 and $ 29,000 respectively in the case of Mr. Cohen.

         Included in Auctions Receivable - Related Party is $ 515,000 for Afinsa Bienes Tangibles, SA, ("Afinsa") which owns approximately 13% of the Company's outstanding Common Stock.

               For the three months ended September 30, 1999, sales of approximately $891,000 (6% of sales) were made to an equity method investee of the Company and a former stockholder of Spectrum, who is a current stockholder of the Company. No such sales were made in the three months ended September 30, 2000. Purchases made from these entities approximated $287,000 and $358,000 for the three months ended September 30, 1999 and 2000, respectively.

               The Company acts as an agent of Afinsa regarding their stock subscription agreement with GMAI-Asia.com, Inc. Under this agreement, the Company receives funds from Afinsa and advances such funds to GMAI-Asia.com, Inc. on an as-needed basis. There is no segregation of these funds. Such amount liable to be paid to GMAI-Asia.com, Inc. is $2,421,804 and $ 1,871,804 at June 30, 2000 and September 30, 2000, respectively and is included in Advance from Related Party.

                Prior to the Spectrum acquisition, Spectrum was indebted to one of their stockholders (a current stockholder of the Company) under the terms of three secured notes which were due on demand and allowed for maximum borrowings of approximately $5,000,000. These notes were paid in full during fiscal 2000. Interest expense associated with these notes was approximately $ 124,000 for the three months ended September 30, 1999. Additionally, Spectrum paid this individual approximately $ 43,000 for consulting and debt guarantee fees for the three months ended September 30, 1999.

        During the three months ended September 30, 2000, the Company paid Mr. Manning approximately $48,000 of debt guarantee fees.

(5) Debt
         The Company has a revolving credit agreement with Brown Brothers Harriman & Co. ("Brown Brothers") pursuant to which Brown Brothers agreed to provide the Company with a credit facility of up to $5,750,000. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at the rate of 2% above Brown Brothers base rate, which was 8.25 % at June 30, 2000 and September 30, 2000, and are payable on demand. At June 30, 2000 and September
30, 2000, borrowing under this facility totaled $1,600,000 and $4,820,000, repectively. Absent a material adverse change or event of default as determined by Brown Brothers, with respect to the revolving credit loan, Brown Brothers has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines.

         The Company's obligations to Brown Brothers under the above revolving credit loan facility is collateralized by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contain various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers. Absent a material adverse change or event of default as determined by Brown Brothers, Brown Brothers has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. For the three months ended September 30, 2000, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, Brown Brothers has the right under the credit agreement to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day notice period. At November 10, 2000, Brown Brothers had not demanded such repayment.

        Spectrum has a revolving credit agreement with Bank of America pursuant to which Bank of America agreed to provide Spectrum with a credit facility of up to $10,000,000 subject to adjustments as defined in the agreement. The loan agreement allows for borrowings based on the lesser of $10,000,000 or a percentage of eligible inventories and accounts receivable or 50% of the market value of GMAI stock pledged as collateral. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at Bank of America base rate, which was 8.25 % at June 30, 2000 and 9.5% at September 30, 2000. The credit facility expires on March 1, 2001 and is personally guaranteed by Greg Manning who has pledged 700,000 shares of the Company owned personally by Mr. Manning. Additionally, the line is collateralized by all of the assets of Spectrum and is guaranteed by GMAI. In connection with this agreement, the Company pays Mr. Manning a guarantee debt fee that is based on 3% per annum of the average loan balance outstanding each month. Total borrowing under this line of credit totaled $6,350,000 at June 30, 2000 and September 30, 2000.

(6) Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:
                                                    Three Months Ended
                                                       September 30,
                                            ------------------------------
                                                  1999           2000
                                              -----------    ------------
             Interest paid                    $ 341,424      $   300,034
             Income taxes paid                    1,222            3,872

      Summary of significant non-cash transactions:

              Income Tax effect of the        $  51,250       $   58,188
                exercise of options

              Issuance of shares related
              to the acquisition of GMD.           -             116,316

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         This Report contains  forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below, and in the Company's Form 10-KSB, and in its Proxy Statement, filed with the Securities and Exchange Commission on October 30, 2000 and Form S-3 filed with the Securities and Exchange Commission on November 8, 2000, in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

         Effective February 18, 2000, the Company's acquisition of Spectrum Numismatics International, Inc. ("Spectrum") was consummated. The acquisition has been accounted for using the pooling of interests method of accounting. In accordance with Generally Accepted Accounting Principles, the historical financial statement information presented below, both for the prior fiscal year as well as the current fiscal year, has been restated to include the balances from Spectrum's financial statements as if the acquisition had been made as of July 1, 1999.

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

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended September 30, 1999 and 2000. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended September 30, 2000
Compared with the three months ended September 30, 1999

         The Company recorded a decrease in net revenues of approximately $ 801,000 (5%) from approximately $ 15,208,000 for the three months ended
September 30, 1999 to approximately $14,407,000 for the three months ended September 30, 2000.

         Sales of owned inventory decreased during the current period by approximately $ 1,014,000 (7%) and was partly offset by an increase in commissions earned of approximately $ 213,000 (17%), reflecting an increase in sales of consigned material. Most of the decrease in sales of owned inventory was the result of decreased coin sales by Spectrum and Teletrade, reflecting a general decrease in the market for collectible coins. It is management's belief that the malaise in the collectible coin market is temporary and should recover in the third quarter.

         Gross profit increased approximately $ 118,000 (5%) from approximately $ 2,345,000 for the three months ended September 30, 1999 to approximately $ 2,462,000 for the three months ended September 30, 2000. Gross profit margins increased from 15% to 17% for the three months ended September 30, 1999 and 2000, respectively.

         The Company's operating expenses increased approximately $ 316,000 (11%) during the three months ended September 30, 2000 as compared to the same period in the prior year. Marketing expenses increased approximately $ 56,000 (10%), depreciation and amortization increased approximately $132,000 (57%) (primarily due to goodwill amortization relating to GMD), salaries and wages increased approximately $ 112,000 (10%) and general and administrative expenses increased approximately $31,000 (3%). These increases reflect the execution of the Company's strategic plan to develop and implement: a marketing strategy to increase sales and company awareness, and; the infrastructure of the Company to react to the remarkable growth experienced by the Company during the past three years.

         These increased costs, in combination with revenue decreases, had the effect of increasing operating costs as a percentage of operating revenue from 20% during the three months ended September 30, 1999 to 23% for the same period ended September 30, 2000. However, as compared to aggregate sales, these costs only marginally increased from 14.0% in September 1999 to 14.6% in 2000.

         Interest expense (net of interest income) for the three months ended September 30, 2000 decreased approximately $3,000 from approximately $ 177,000 to approximately $ 174,000.

         The Company's effective tax rate for the three month periods ended September 30, 1999 and 2000 were approximately 45% and 32%, respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

         The Company's increase in operating losses of approximately $ 199,000, coupled with an increase in losses from operations of equity investees of approximately $ 218,000, resulted in an increase in net losses before income taxes of approximately $ 427,000 for the current three month period, from approximately $ 896,000 to approximately $ 1,323,000 for the three months ended September 30, 1999 and 2000, respectively.

 Liquidity and Capital Resources

         At September 30, 2000, the Company's working capital position was approximately $14,155,000, compared to approximately $ 15,900,000 as of June 30, 2000. This decrease of approximately $1,745,000 was primarily due to decreases in inventory of approximately $ 1,112,000, prepaid expenses of approximately $ 53,000 and increases in demand notes payable of approximately $ 3,220,000 and amounts payable to third party consignors of approximately $ 988,000. These were partly offset by increases in accounts receivable of approximately $ 947,000 and cash of approximately $ 430,000, and decreases in accounts payable and accrued expenses of approximately $ 1,616,000 and advances from related party of approximately $ 550,000.

         The Company experienced a decrease in cash flow from investing activities for the three months ended September 30, 2000 of approximately $ 405,000. This was primarily attributable to the acquisition of property and equipment and other purchased intangibles.

         The Company experienced an increase in cash flow from financing activities for the three months ended September 30, 2000 of approximately $ 2,848,000. This was primarily attributable to the proceeds from demand notes payable of approximately $ 3,220,000, which was partly offset by the purchase of treasury stock of approximately $ 713,000.

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

Risk Factors

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

o The Company's operations and future cash flows would be adversely affected if it cannot maintain adequate lines of credit to fund its operations.

o The Company intends to consider appropriate acquisition candidates as described in "Future Planned Expansion" herein. There can be no assurance that the Company will find or consummate transactions with suitable acquisition candidates in the future.

o    The  Company's   operations  may  be  adversely  affected  by  governmental regulation and taxation of the Internet, which is subject to change. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in there being enacted laws concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities, and jurisdictional issues. These laws could harm our business by increasing the Company's cost of doing business or discouraging use of the Internet

o The Company's business will be adversely affected if use of the Internet by consumers, particularly purchasers of collectibles, does not continue to grow. A number of factors may inhibit consumers from using the Internet. These include inadequate network infrastructure, security concerns, inconsistent quality of service and a lack of cost-effective high-speed service. Even if Internet use grows, the Internet's infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, many Web sites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays occur frequently in the future, use of the Internet, as well as use of the Company's Web sites, could grow more slowly or decline.

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

o The popularity of collectibles could decline. This could affect the market value of inventory the Company currently holds or may hold in the future.

o Our significant growth has placed substantial pressures on our personnel and systems. In order to support this growth, we have added a significant number of new operating procedures, facilities and personnel. Although we believe this will be sufficient to enable us to meet our growing operating needs, we cannot be certain. In addition, acquisition transactions are accompanied by a number of risks, including:

     - the difficulty of assimilating the operations and personnel of the acquired companies;

     - the potential disruption of the Company's ongoing business and distraction of management;

     - the difficulty of incorporating acquired technology or content and rights into the Company's products and media properties and unanticipated expenses related to such integration;

     -  the  negative  impact  on  reported  earnings  if any  transactions that
        are expected to qualify for pooling of  interest  accounting   treatment
        for  financial reporting purposes fail to so qualify;

     - the impairment of relationships with employees and customers as a result of any integration of new management personnel; and

     - the potential unknown liabilities associated with the acquired businesses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          Market risk represents the risk of loss that may impact the financial position, results of operations or cash flows of the Company due to adverse changes in financial market prices, including interest rate risk, foreign currency exchange rate risk, investment risk, commodity price risk and other relevant market rate or price risks.

         The Company currently has no activities that would expose it to interest rate or foreign currency exchange rate risks.

Investment Risk. The Company maintains investments in equity instruments of public and privately held companies for business and strategic purposes. These investments are included in marketable securities and other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations. For these investments, the Company's policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

Commodity Price Risk. The Company may, at times, be exposed to commodity price risk on certain inventory products. The Company historically and currently has not experienced any significant commodity price risks.

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

                  None

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on Form 8-K

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                 GREG MANNING AUCTIONS, INC.

Dated:  November 14, 2000
                                                    /s/  Greg Manning
                                                 -----------------------------
                                                    Greg Manning
                                           Chairman and Chief Executive Officer



                                                    /s/  James Smith
                                                ------------------------------
                                                     James Smith
                                                     Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
No.               Description
-------- ------------------------------------------

27       Financial Data Schedule