Form 10-Q
period 2000-12-31
GREG MANNING AUCTIONS INC
filed 2001-02-09
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

For the quarterly period ended December 31, 2000
                              ------------------

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

As of February 7, 2001, Issuer had 10,059,812 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents
                                                                   Page Number
PART I.  FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

 Condensed Consolidated Balance Sheets at
 June 30, 2000 and December 31, 2000                                      3

 Condensed Consolidated Statements of Operations for the
 three and six months ended December 31, 1999 and 2000                    4

 Condensed Consolidated Statements of Stockholders' Equity for the
 six months ended December 31, 2000                                       5

 Condensed Consolidated Statements of Cash Flows for the
 three and six months ended December 31, 1999 and 2000                    6

 Condensed Consolidated Statement of Comprehensive Income for the
 three and six months ended December 31, 1999 and 2000                    7

 Notes to Condensed Consolidated Financial Statements                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        15

Item 3. Quantitative and Qualitative Disclosures About Market Risk        21

PART II.          OTHER INFORMATION

Item 1.  Legal Proceedings                                                22

Item 2.  Changes in Securities                                            22

Item 3.  Defaults Upon Senior Securities                                  22

Item 4.  Submission of Matters to a Vote of Security Holders              22

Item 5.  Other Information                                                23

Item 6.  Exhibits and Reports on Form 8-K                                 23

Signatures                                                                24

PART I. FINANCIAL INFORMATION
                             GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                                         June 30,             December 31,
                                            2000                  2000
                                    -------------------     ----------------
                Assets                  (Audited)             (Unaudited)
     Current Assets
      Cash and Cash Equivalents      $       1,092,311     $     2,697,132
      Accounts Receivable, net
       Auctions Receivable                   6,747,582           6,508,162
       Auctions Receivable - Related Party     614,000             515,000
       Advances to Consignors                2,852,294           2,126,692
       Other                                    16,201             171,278
      Inventory                             20,601,338          21,196,673
      Deferred Tax Asset                       824,000             889,100
      Prepaid Expenses                         517,523             567,318
                                    -------------------     ----------------
     Total Current Assets                   33,265,249          34,671,355

     Property and Equipment, Net               927,699           1,184,171
     Goodwill, Net                           6,600,686           6,752,223
     Other Purchased Intangibles, Net        3,021,667           3,527,793
     Marketable Securities                     231,000             115,500
     Investment in Equity Method Investees   5,936,826           4,800,992
     Other Non-Current Assets
      Deferred Tax Asset                     1,920,000           2,962,100
      Inventory                              2,400,000           2,400,000
      Advances to Consignors                   753,347             766,689
      Other                                    386,441             344,272
                                    -------------------     ----------------
     Total Assets                      $    55,442,915     $    57,525,095
                                    ===================     ================

                       Liabilities and Stockholders' Equity
     Current Liabilities
      Demand Notes Payable             $     7,950,000     $    11,305,000
      Notes Payable                            182,498             642,725
      Payable to Third Party Consignors      1,468,154           3,083,191
      Accounts Payable                       3,492,776           4,507,653
      Advance from Related Party             2,421,804           1,021,804
      Accrued Expenses                       1,849,858           2,159,202
                                    -------------------     ----------------
     Total Current Liabilities              17,365,090          22,719,575
       Notes Payable - Long Term               110,700              49,556
                                    -------------------     ----------------
     Total Liabilities                      17,475,790          22,769,131

     Preferred Stock, $.01 par value.
     Authorized 10,000,000 shares; none issued

     Common Stock, $.01 par value. Authorized
      40,000,000 shares; 10,024,632 and
      10,059,812 issued and outstanding at June
      30, 2000 and December 31, 2000,
      respectively.                            100,246             100,599

     Additional paid in capital             41,251,790          41,556,166

     Accumulated other comprehensive income:
     Unrealized loss on marketable securities  (92,400)           (161,700)
     Accumulated Deficit                    (1,959,043)         (4,294,552)
     Treasury stock, 99,900 and 336,200
      shares at June 30, 2000 and December
      31, 2000, respectively, at cost.      (1,333,468)         (2,444,549)
                                     -------------------     ----------------
    Total Stockholders' Equity              37,967,125          34,755,964
                                     -------------------     ----------------
   Total Liabilities and Stockholders'
     Equity                             $   55,442,915        $ 57,525,095
                                     ===================     ================
      See accompanying notes to condensed consolidated financial statements

                       GREG MANNING AUCTIONS, INC.
             Condensed Consolidated Statements of Operations (1)
                               (Unaudited)

                                         Three Months Ended December 31,        Six Months Ended December 31,
                                        ---------------------------------------------------------------------------
                                              1999             2000               1999                   2000
                                        ---------------  ----------------  -------------------     -----------------
 Operating Revenues
       Sales of merchandise             $    11,717,085  $     12,353,379  $       25,660,579      $     25,283,252
       Commissions earned                     1,264,263         1,173,930           2,528,369             2,651,071
                                           -------------     -------------      --------------         -------------
          Total Revenues                     12,981,348        13,527,309          28,188,948            27,934,323

 Cost of merchandise sold                    10,918,132        11,288,123          23,781,194            23,232,974
                                          -------------     -------------      --------------         -------------
          Gross profit                        2,063,216         2,239,186           4,407,754             4,701,349

 Operating Expenses
       General and Administrative             1,465,157         1,220,307           2,573,807             2,360,777
       Depreciation and Amortization            234,538           372,585             465,438               735,384
       Salaries and Wages                     1,272,003         1,322,855           2,376,109             2,538,491
       Acquisition and Merger Costs             552,820           204,344             568,059               204,344
       Marketing                                577,670           460,889           1,137,394             1,077,363
                                          -------------     -------------      --------------         -------------
Total Operating Expenses                      4,102,188         3,580,980           7,120,807             6,916,359
                                          -------------     -------------      --------------         -------------
          Operating Loss                     (2,038,972)       (1,341,794)         (2,713,053)           (2,215,010)

 Other Income (expense)
       Gain on sale of marketable securities
          and investments                          -                 -                 14,494                  -
       Interest Income                          161,792           116,583             389,580               258,968
       Interest Expense                        (428,166)         (382,310)           (832,844)             (697,846)
       Minority Interest                           (495)             -                   (439)                 -
       Gain (loss) from operations
         of investees                            64,703          (431,943)              5,390              (708,621)
                                          -------------     -------------      --------------         -------------
        Loss before income taxes             (2,241,138)       (2,039,464)         (3,136,872)           (3,362,509)
 Benefit from income taxes                     (708,236)         (604,000)         (1,116,024)           (1,027,000)
                                          -------------     -------------      --------------         -------------
 Net Loss                                 $  (1,532,902)    $  (1,435,464)     $   (2,020,848)        $  (2,335,509)
                                          =============     =============      ==============         =============

 Basic and Diluted Loss per Share
       Weighted average shares
        outstanding                           8,574,105        10,059,812           8,612,654            10,053,708
                                          =============     =============      ==============         =============
        Basic and Diluted loss per share  $       (0.18)    $       (0.14)     $        (0.23)        $       (0.23)
                                          =============     =============      ==============         =============

 (1) All 1999 amounts have been restated to reflect the acquisition of Spectrum
    Numismatics International, Inc. as if it had been acquired July 1, 1999.

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
          Condensed Consolidated Statement of Stockholders' Equity (1)
                        July 1, 2000 to December 31, 2000
                                   (Unaudited)
                                                                          Unrealized
                                                                          Gain(Loss)
                                     Common Stock         Additional        On                                            Total
                              --------------------------    Paid-In      Marketable     Accumulated     Treasury      Stockholders'
                                   Shares           $       Capital      Securities      Deficit         Stock            Equity
                              -------------  -----------  ------------  -------------  ------------  --------------  ---------------
Balance, June 30, 2000          10,024,632   $   100,246  $ 41,251,790  $   (92,400)   $ (1,959,043) $   (1,333,468) $   37,967,125

 Options exercised                  25,500           256        39,969                                                       40,225

 Income tax benefit from
     exercise of stock options,
     net of valuation allowance                                 58,188                                                       58,188

 Common shares issued relating to
     acquisition of GMD, net of
     expenses                        9,680            97       116,219                                                      116,316

Options issued relating to
    Professional service s                                      90,000                                                       90,000

 Unrealized loss from marketable
    Securities, net of tax of $46,200                                       (69,300)                                        (69,300)

 Common shares repurchased as
     Treasury Shares                                                                                     (1,111,081)     (1,111,081)

 Net loss, December 31, 2000                                                             (2,335,509)                     (2,335,509)
                             -------------  -----------  ------------  -------------   ------------  --------------  ---------------
 Balance, December 31, 2000     10,059,812  $   100,599  $ 41,556,166  $   (161,700)   $ (4,294,552) $   (2,444,549) $   34,755,964
                              =============  ===========  ============  =============  ============  ==============  ===============
(1) All 1999 amounts have been restated to reflect the acquisition of Spectrum
      Numismatics International, Inc. as if it had been acquired July 1, 1999.

       See accompanying notes to condensed consolidated financial statements

                             GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows (1)
                         For the Six Months Ended December 31,
                                    (Unaudited)

                                              1999                   2000
                                      --------------------    -----------------
Cash flows from operating activities:
 Net Loss                              $     (2,020,848)   $      (2,335,509)
 Adjustments to reconcile net loss to
 net cash from operating activities:
  Depreciation and amortization                 615,191              724,189
  Provision for bad debts                       214,779              (15,588)
  Provision for inventory reserve                  -                 219,466
  Gain on sale of marketable securities
   and investments                              (14,494)                -
  Equity in loss of equity method investees       5,390              708,621
  Deferred tax benefit                       (1,116,024)          (1,027,000)
(Increase) decrease in assets:
  Auctions receivable                         2,699,039              354,008
  Advances to consignors                       (625,855)             725,602
  Inventory                                  (1,911,742)            (614,862)
  Prepaid expenses and deposits                 (94,412)             (41,512)
  Other assets                                  (29,926)             (14,088)
 Increase (decrease) in liabilities:
  Payable to third-party consignors             313,919            1,615,037
  Accounts payable                           (3,113,008)             491,693
  Accrued expenses and other liabilities      2,023,789              247,995
  Advance from Related Party                     -                (1,400,000)
                                      --------------------    -----------------
                                             (3,064,982)            (361,948)

Cash flows from investing activities
 Capital expenditures for property
  and equipment                                (402,586)             (419,492)
 Additional goodwill and acquisition            (13,669)             (280,766)
 Investment in equity method investee           (21,787)              (16,200)
 Proceeds from sale of marketable
  securities and investments                     15,649                   -
                                      --------------------    -----------------
                                               (422,393)             (716,458)

Cash flows from financing activities:
 Net proceeds from demand notes payable       2,875,000             3,355,000
 Net proceeds from (Repayment of)
  loans and loans payable                    (2,294,741)              399,083
 Proceeds from exercise of options              176,258                40,225
 Dividend to Spectrum partners                 (129,085)                  -
 Investment by Spectrum partner                  38,621                   -
 Payment for Treasury Stock                        -               (1,111,081)
 Proceeds from Stock Subscriptions Receivable 3,000,000                   -
                                      --------------------    -----------------
                                              3,666,053              2,683,227

Net change in cash and cash equivalents         178,678              1,604,821
 Cash and cash equivalents:
      Beginning of period                       811,196              1,092,311
                                      --------------------    -----------------
      End of period                    $        989,874       $      2,697,132
                                      ====================    =================

 (1) All 1999 amounts have been restated to reflect the acquisition of Spectrum Numismatics International, Inc. as if it had been acquired July 1, 1999.

       See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
          Condensed Consolidated Statements of Comprehensive Income (1)
                      For the Six Months Ended December 31,
                                   (Unaudited)


                                                1999               2000
                                          ---------------    ---------------
Net Loss                                  $   (2,020,848)     $   (2,335,509)

Other Comprehensive Income (Loss)
     Unrealized loss on securities,
     net of tax of $28,014 and $46,200           (42,021)            (69,300)
                                           ---------------    ---------------
Comprehensive Loss                        $   (2,062,869)     $    (2,404,809)
                                            ===============    ===============

 (1) All 1999 amounts have been restated to reflect the acquisition of Spectrum Numismatics International, Inc. as if it had been acquired July 1, 1999.

   See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(1)  Organization, Business and Basis of Presentation

Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc., Teletrade, Inc., Greg Manning Direct, Inc. and Spectrum Numismatics International, Inc. (collectively, the "Company")is a public auctioneer and marketer of collectibles including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, movie posters, fine art, rare coins, comic books, Hollywood and Rock and Roll memorabilia. The Company conducts both live auctions and auctions via the Internet, bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail. In addition, the Company maintains a 48% investment in GMAI-Asia.com, Inc., which conducts retail sales and auction sales over the Internet in Asia, particularly in China.

The accompanying condensed consolidated balance sheet as of June 30, 2000 and December 31, 2000 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three and six month periods ended December 31, 1999 and 2000 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 2000 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

(2) Summary of Certain Significant Accounting Policies

Revenue Recognition

Revenue is recognized by the Company when the rare stamps and collectibles are sold at auction and is represented by a commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller.

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

            The Company believes their revenue recognition policies do not significantly differ from the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Basis of Presentation

         During February 2000, the Company acquired all of the outstanding stock of Spectrum Numismatics International, Inc. ("Spectrum") in a transaction accounted for under the pooling of interest method of accounting. The condensed consolidated financial statements have been restated for the three and six months ended December 31, 1999, to reflect the Company's results of operations and financial position as if Spectrum was a wholly owned subsidiary of the Company as of July 1, 1999.

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

Business Segment

         The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                                                  For the Six Months Ended December 31,
                                                   --------------------------------------------------------------------
                                                                                                  Percentages
                                                                                           ---------------------------
                                                         1999                2000              1999           2000
                                                   -----------------    ----------------    -----------    ------------
Aggregate Sales                                    $     41,272,558     $    42,204,861           100%            100%
                                                       ============         ===========           ====            ====
   By Source:
       A. Auction                                        15,611,979          16,921,609            38%             40%
       B. Sales of Inventory                             25,660,579          25,283,252            62%             60%

   By Market:
       A. Philatelics                                     7,594,231           8,172,680            18%             19%
       B. Numismatics                                    29,085,535          24,552,409            71%             59%
       C. Sports Collectibles                             3,981,787           3,442,208            10%              8%
       D. Diamond                                           131,730              83,252             0%              0%
       E. Art                                               424,725               9,675             1%              0%
       F. Other Collectibles                                 54,550           5,944,637             0%             14%

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

                As of June 30, 2000 and December 31, 2000, the allowance for doubtful accounts included in auction receivables was approximately $826,000 and $811,000, respectively.

Intangible Assets
         Goodwill
         Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from five to twenty years. Total accumulated amortization at June 30, 2000 and December 31, 2000 was approximately $857,000 and $1,230,000, respectively. Amortization expense charged to operations for the three and six months ended December 31, 1999 was approximately $ 62,000 and $ 122,000 respectively, and for the three and six months ended December 31, 2000 was approximately $188,000 and $373,000, respectively..

         Other Purchased Intangibles
         Other Purchased Intangibles consisting of Trademarks, and Customer Lists, purchased as part of business acquisitions or in the ordinary course of business are presented net of related accumulated amortization and are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer Lists. Total accumulated amortization at June 30, 2000 and December 31, 2000 was approximately $ 378,000 and $ 521,000, respectively. Amortization expense charged to operations for the three and six months ended December 31, 1999 was approximately $ 57,000 and $ 115,000, respectively, and for the three and six months ended December 31, 2000 was approximately $76,000 and $143,000, respectively

              The carrying value of intangible assets and other long-lived assets, including equity method investments, are reviewed on a regular basis for the existence of facts or circumstances, both internally and externally, that may suggest impairment. To date no such impairment has been indicated. This evaluation is based on historical and projected results of operations and gross cash flow for the underlying business.

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

         Marketable securities available for sale as of December 31, 2000 is as follows:

                                           Cost    Market         Unrealized
                                                   Value           Gain (Loss)
                                      --------     -----         -------------

June 30, 2000      Common Stock      $ 385,000     $ 231,000      $ (154,000)
                                     =========     =========      ===========
December 31, 2000 Common Stock       $ 385,000     $ 115,500      $ (269,500)
                                     =========     =========      ===========


Earnings (loss) per common and common equivalent share

                  Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the three and six months ended December 31, 1999 and 2000.

Comprehensive Income

             Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheet consist of the net unrealized gains (losses) on securities, net of tax.


(3) Inventories
         Inventories as of June 30, 2000 consisted of the following:
                            Current     Non-current         Total
                          -------------  ----------    ---------------
   Stamps                  $ 3,609,682   $  500,000    $   4,109,682
   Sports Collectibles       4,003,742                     4,003,742
   Coins                     8,881,741    1,000,000        9,881,741
   Art                         315,097                       315,097
   Other                     3,791,076      900,000        4,691,076
                          -------------  -----------  ---------------
                          $ 20,601,338  $ 2,400,000   $   23,001,338
                          =============  ============  ===============


         Inventories as of December 31, 2000 consisted of the following:
                            Current     Non-current         Total
                          -------------  ----------    ---------------
   Stamps                 $  4,005,117   $  500,000    $   4,505,117
   Sports Collectibles       3,835,976                     3,835,976
   Coins                     7,873,281    1,000,000        8,873,281
   Art                         314,564                       314,564
   Other                     5,167,735      900,000        6,067,735
                           ------------  -----------    ---------------
                          $ 21,196,673  $ 2,400,000    $  23,596,673
                          ============= ============    ===============

             The Company has provided an inventory reserve of approximately $514,000 and $733,000 at June 30, 2000 and December 31, 2000, respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

            Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.


(4) Acquisition of Subsidiary

         On November 17, 2000, the Company, through Spectrum Numismatics, completed the acquisition of all of the capital stock of an ongoing coin company in which Spectrum previously owned a minority interest. The purchase price for the acquisition was approximately $ 1,038,000, consisting of cash and contributed intangibles.

(5) Related-party Transactions

         Scott Rosenblum and Anthony Bongiovanni, both directors of the Company, provide legal and computer services to the Company.

         Included in Auctions Receivable - Related Party is $ 515,000 for Afinsa Bienes Tangibles, SA, ("Afinsa") which owns approximately 13% of the Company's outstanding Common Stock.

               For the three and six months ended December 31, 1999, sales of approximately $2,244,000 (19% of sales) and $3,135,000 (12% of sales), respectively, were made to an equity method investee of the Company and a former stockholder of Spectrum, who is a current stockholder of the Company. Sales made in the three and six months ended December 31, 2000 were approximately $108,000 (less than 1% of sales). Purchases made from these entities approximated $24,000 and $204,000 for the three months ended December 31, 1999 and 2000, respectively; and $311,000 and $562,000 for the six months ended December 31, 199 and 2000, respectively.

               The Company acts as an agent of Afinsa regarding their stock subscription agreement with GMAI-Asia.com, Inc. Under this agreement, the Company receives funds from Afinsa and advances such funds to GMAI-Asia.com, Inc. on an as-needed basis. There is no segregation of these funds. Such amount liable to be paid to GMAI-Asia.com, Inc. is $2,421,804 and $ 1,021,804 at June 30, 2000 and December 31, 2000, respectively and is included in Advance from Related Party.

              Prior to the Spectrum acquisition, Spectrum was indebted to one of their stockholders (a current stockholder of the Company) under the terms of three secured notes which were due on demand and allowed for maximum borrowings of approximately $5,000,000. These notes were paid in full during fiscal 2000. Interest expense associated with these notes was approximately $ 85,000 and $209,000 for the three and six months ended December 31, 1999, respectively. Additionally, Spectrum paid this individual approximately $ 43,000 and $86,000 for consulting and debt guarantee fees for the three and six months ended December 31, 1999, respectively.

            During the three and six months ended December 31, 2000, the Company paid Mr. Manning debt guarantee fees of approximately $47,000 and $95,000, respectively.

(6) Debt
         The Company has a revolving credit agreement with Brown Brothers Harriman & Co. ("Brown Brothers") pursuant to which Brown Brothers agreed to provide the Company with a credit facility of up to $5,150,000. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at the rate of 2% above Brown Brothers base rate, which was 8.25% and 10.5% at June 30, 2000 and December 31, 2000, respectively, and are payable on demand. At June 30, 2000 and December 31, 2000, borrowing under this facility totaled $1,600,000 and $4,955,000, respectively. Absent a material adverse change or event of default as determined by Brown Brothers, with respect to the revolving credit loan, Brown Brothers has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines.

         The Company's obligations to Brown Brothers under the above revolving credit loan facility is collateralized by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contain various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers. Absent a material adverse change or event of default as determined by Brown Brothers, Brown Brothers has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. For the six months ended December 31, 2000, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, Brown Brothers has the right under the credit agreement to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day notice period. At February 7, 2001, Brown Brothers had not demanded such repayment.

        Spectrum has a revolving credit agreement with Bank of America pursuant to which Bank of America agreed to provide Spectrum with a credit facility of up to $10,000,000 subject to adjustments as defined in the agreement. The loan agreement allows for borrowings based on the lesser of $10,000,000 or a percentage of eligible inventories and accounts receivable or 50% of the market value of GMAI stock pledged as collateral. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at Bank of America base rate, which was 8.25 % at June 30, 2000 and 9.5% at December 31, 2000. The credit facility expires on March 1, 2001 and is personally guaranteed by Greg Manning who has pledged 700,000 shares of the Company owned personally by Mr. Manning. Additionally, the line is collateralized by all of the assets of Spectrum and is guaranteed by GMAI. In connection with this agreement, the Company pays Mr. Manning a guarantee debt fee that is based on 3% per annum of the average loan balance outstanding each month. Total borrowing under this line of credit totaled $6,350,000 at June 30, 2000 and December 31, 2000.

(7) Supplementary Cash Flow Information

         Following is a summary of supplementary cash flow information:

                                          Six Months Ended
                                            December 31,
                                  ---------------------------------
                                           1999             2000
                                      --------------    -----------
  Interest paid                     $      753,074      $  676,639
  Income taxes paid                          1,222           3,872

 Summary of significant non-cash transactions:

 Income Tax effect of the            $     222,850      $   58,188
 exercise of options

 Issuance of shares related
 to the acquisition of GMD                  -              116,316

 Options issued relating to
  professional services                     -               90,000

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

         The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three and six months ended December 31, 1999 and 2000. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended December 31, 2000
Compared with the three months ended December 31, 1999

         The Company recorded an increase in net revenues of approximately $ 546,000 (4%) from approximately $ 12,981,000 for the three months ended December 31, 1999 to approximately $13,527,000 for the three months ended December 31, 2000. The primary reason for this increase was an increase in comic book and movie poster sales.

         Sales of owned inventory increased during the current period by approximately $ 636,000 (5%) and was partly offset by a decrease in commissions earned of approximately $ 90,000 (7%), reflecting a decrease in sales of consigned material. Most of the increase in sales of owned inventory was the result of increased comic book and movie posters.

         Gross profit increased approximately $ 176,000 (9%) from approximately $ 2,063,000 for the three months ended December 31, 1999 to approximately $ 2,239,000 for the three months ended December 31, 2000. Gross profit margins increased from 16% to 17% for the three months ended December 31, 1999 and 2000, respectively.

         The Company's operating expenses decreased approximately $ 521,000 (13%) during the three months ended December 31, 2000 as compared to the same period in the prior year. Marketing expenses decreased approximately $ 117,000 (20%), depreciation and amortization increased approximately $138,000 (59%) (primarily due to goodwill amortization relating to GMD), salaries and wages increased approximately $ 51,000 (4%), acquisition costs decreased approximately $349,000 (63%) and general and administrative expenses decreased approximately $245,000 (17%). These decreases reflect the execution of the Company's strategic plan to reduce corporate expenses to return the Company to profitability.

         These decreased costs and revenue increases, had the effect of decreasing operating costs as a percentage of operating revenue from 32% during the three months ended December 31, 1999 to 27% for the same period ended December 31, 2000.

         Interest  expense (net of interest income) for each of the three months
ended   December  31,  2000  and  2001  remained   approximately   the  same  at
approximately $ 266,000 each.

         The Company's effective tax rate for the three month periods ended December 31, 1999 and 2000 were approximately 32% and 30%, respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

         The Company's decrease in operating losses of approximately $ 697,000, coupled with an increase in losses from operations of equity investees of approximately $ 497,000, resulted in a decrease in net losses before income taxes of approximately $ 202,000 for the current three month period, from approximately $ 2,241,000 to approximately $ 2,039,000 the three months ended December 31, 1999 and 2000, respectively.

Six months ended December 31, 2000
Compared to six months ended December 31, 1999

         The Company had a decrease in net revenues of approximately $ 255,000 (1%) from approximately $28,189,000 to approximately $27,934,000 for the six months ended December 31, 1999 and 2000, respectively. This decrease is primarily attributable to a decrease in the sale of Company owned stamps and sports memorabilia.

         Gross profit decreased approximately $ 294,000 (7%) from approximately $ 4,408,000 for the six months ended December 31, 1999 to approximately $ 4,701,000 for the six months ended December 31, 2000. Gross profit margins increased from 16% to 17% for the six months ended December 31, 1999 and 2000, respectively.

         The Company's operating expenses decreased approximately $ 204,000 (3%) during the six months ended December 31, 2000 as compared to the same period in the prior year. Marketing expenses decreased approximately $ 60,000 (5%), depreciation and amortization increased approximately $270,000 (58%) (primarily due to goodwill amortization relating to GMD), salaries and wages increased approximately $ 162,000 (7%), acquisition costs decreased approximately $364,000 (64%) and general and administrative expenses decreased approximately $213,000 (8%). These decreases reflect the execution of the Company's strategic plan to reduce corporate expenses to return the Company to profitability.

         These decreased costs and revenues had the effect of maintaining operating costs as a percentage of operating revenue at 25% during the six months ended December 31, 1999 and 2000,

         Interest expense (net of interest income) for the six months ended December 31, 2000 decreased approximately $4,000 from approximately $ 443,000 to approximately $ 439,000.

         The Company's effective tax rate for the six month periods ended December 31, 1999 and 2000 were approximately 36% and 30%, respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

         The Company's decrease in operating losses of approximately $ 498,000, coupled with an increase in losses from operations of equity investees of approximately $ 714,000, resulted in an increase in net losses before income taxes of approximately $ 226,000 from approximately $ 3,137,000 to approximately $ 3,362,000 the six months ended December 31, 1999 and 2000, respectively.


 Liquidity and Capital Resources

         At December 31, 2000, the Company's working capital position was approximately $11,951,000, compared to approximately $ 15,900,000 as of June 30, 2000. This decrease of approximately $3,949,000 was primarily due to increases in demand notes payable of approximately $ 3,355,000, accounts payable of approximately $1,015,000 and amounts payable to third party consignors of approximately $ 1,615,000. These were partly offset by increases in cash of approximately $ 1,605,000 and decreases in advances from related party of approximately $ 1,400,000.

         The Company experienced a decrease in cash flow from investing activities for the six months ended December 31, 2000 of approximately $ 716,000. This was primarily attributable to the acquisition of property and equipment and other purchased intangibles.

         The Company experienced an increase in cash flow from financing activities for the six months ended December 31, 2000 of approximately $
2,683,000. This was primarily attributable to the proceeds from demand notes payable of approximately $ 3,335,000, which was partly offset by the purchase of treasury stock of approximately $ 1,111,000.

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

o The Company's operations may be adversely affected by governmental regulation and taxation of the Internet, which is subject to change. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in there being enacted laws concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities, and jurisdictional issues. These laws could harm our business by increasing the Company's cost of doing business or discouraging use of the Internet

o The Company's business will be adversely affected if use of the Internet by consumers, particularly purchasers of collectibles , does not continue to grow. A number of factors may inhibit consumers from using the Internet. These include inadequate network infrastructure, security concerns, inconsistent quality of service and a lack of cost-effective high-speed service. Even if Internet use grows, the Internet's infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, many Web sites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays occur frequently in the future, use of the Internet, as well as use of the Company's Web sites, could grow more slowly or decline.
o A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in there being enacted laws concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities, and jurisdictional issues. These laws could harm the Company's business by increasing its cost of doing business or discouraging use of the Internet.

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

                  GREG MANNING AUCTIONS, INC.

Part II - OTHER INFORMATION




Item 1. Legal Proceedings

                  None

Item 2. Changes in Securities

         Pursuant to a stock grant agreement dated May 15, 2000, between the Company and Tristar Products, Inc. ("Tristar"; that agreement, the "Stock Grant Agreement"), for each month commencing January 2000 the Company is required to issue to Tristar shares of the Company's common stock. The Company assumed this obligation in partial consideration for the sale by Tristar to Greg Manning Direct, Inc., a Delaware corporation and wholly owned subsidiary of the Company ("GMD"), of assets comprising Tristar's collectibles business.

         The number of shares that the Company is required to issue for any given month is calculated by dividing (1) 8.4% of the gross revenue derived by GMD from its collectibles business during that month by (2) the market price of GMAI common stock for that month. If GMD's collectibles revenue for any given month is less than $1 million, the Company may defer issuing shares of its common stock in respect of that month until GMD's collectibles revenue for that month and for all other months for which shares of the Company's common stock have not been issued equals or exceeds $1 million.

         Pursuant to the Stock Grant Agreement the Company has thus far issued on the following dates the following number of shares of its common stock:

o        on June 21, 2000, 163,073 shares

o        on July 10, 2000, 9,680 shares

         The Company issued these shares in reliance upon exemption under Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

                  None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on December 8, 2000. At the Annual Meeting, each of Scott S. Rosenblum and Anthony Bongiovanni were elected to hold office as Directors of the Company until the third succeeding Annual Meeting of Shareholders in 2003, and until their respective successors have been elected and qualified.

Set forth below is information concerning the voting results of matters voted upon at the Annual Meeting:

1.       Election of Directors:
                  Scott S. Rosenblum
                  ------------------
                           For:             7,052,459
                           Against:    261,997

                  Anthony Bongiovanni
                  -------------------
                           For:             7,052,459
                           Against:    261,997

2. Ratification of the appointment of Amper, Politziner & Mattia as the Company's independent public accountants for the Company's fiscal year ended June 30, 2001:
                           For:             7,164,355
                           Against:    137,916
                           Abstentions:          12,185

3. The vote on the reincorporation proposal, pursuant to which the Company would change its state of incorporation from New York to Delaware by means of a merger of the Company with and into a wholly owned Delaware subsidiary, was adjourned until January 8, 2001.

Item 5. Other Information.

                  None

Item 6. Exhibits and Reports on Form 8-K

                  (a) Exhibits

                           27  Financial Data Schedule

                  (b) Reports on Form 8-K

                           None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                                     GREG MANNING AUCTIONS, INC.



Dated:  February 9, 2001
                                            /s/  Greg Manning
                                            -------------------
 .                                           Greg Manning
                                            Chairman and Chief Executive Officer



                                            /s/  James Smith
                                            ------------------
 .                                           James Smith
                                            Chief Financial Officer

                                  EXHIBIT INDEX





Exhibit
No.               Description
-------- ------------------------------------------

27       Financial Data Schedule