Form 10-Q
period 2001-03-31
GREG MANNING AUCTIONS INC
filed 2001-05-11
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

[  ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)


       DELAWARE                                                 22-2365834
-----------------------------                                  ------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


    775 Passaic Avenue
    West Caldwell, New Jersey                                       07006
---------------------------------------                            -------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   X        No _____
   -------

As of May 10, 2001, Issuer had 10,137,242 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 2000 and March 31, 2001                                    3

        Condensed Consolidated Statements of Operations for the
        three and nine months ended March 31, 2000 and 2001                 4

        Condensed Consolidated Statements of Stockholders' Equity
        for the nine months ended March 31, 2001                            5

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended March 31, 2000 and 2001                           6

        Condensed Consolidated Statement of Comprehensive Loss for
        the nine months ended March 31, 2000 and 2001                       7

        Notes to Condensed Consolidated Financial Statements                8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          15

Item 3. Quantitative and Qualitative Disclosures About Market Risk         21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                  22

Item 2. Changes in Securities                                              22

Item 3. Defaults Upon Senior Securities                                    22

Item 4. Submission of Matters to a Vote of Security Holders                22

Item 5. Other Information                                                  23

Item 6. Exhibits and Reports on Form 8-K                                   23

Signatures                                                                 24

PART I. FINANCIAL INFORMATION

                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets

                                                                   June 30,           March 31,
                                                                     2000               2001
                                                                 -----------         -----------
                          Assets                                  (Audited)          (Unaudited)
 Current Assets
     Cash and Cash Equivalents                                   $  1,092,311       $    731,741
     Accounts Receivable, net
       Auctions Receivable                                          6,747,582          7,527,166
       Auctions Receivable - Related Party                            614,000            165,902
       Advances to Consignors                                       2,852,294          1,642,608
       Other                                                           16,201             13,290
     Inventory                                                     20,601,338         17,158,881
     Deferred Tax Asset                                               824,000          1,013,523
     Prepaid Expenses                                                 517,523            557,287
                                                                 ------------       ------------
       Total Current Assets                                        33,265,249         28,810,398

     Property and Equipment, Net                                      927,699          1,387,514
     Goodwill, Net                                                  6,600,686          6,438,255
     Other Purchased Intangibles, Net                               3,021,667          3,432,932
     Marketable Securities                                            231,000            127,050
     Investment in Equity Method Investees                          5,936,826          4,558,286
     Other Non-Current Assets
       Deferred Tax Asset                                           1,920,000          3,939,100
       Inventory                                                    2,400,000          2,400,000
       Advances to Consignors                                         753,347            784,961
       Other                                                          386,441            263,154
                                                                 ------------       ------------
                                                                 $ 55,442,915       $ 52,141,650
                                                                 ============       ============
              Liabilities and Stockholders' Equity

 Current Liabilities
     Demand Notes Payable                                        $  7,950,000       $ 10,515,000
     Notes Payable                                                    182,498             73,057
     Payable to Third Party Consignors                              1,468,154          2,907,986
     Accounts Payable                                               3,492,776          3,486,823
     Advance from Related Party                                     2,421,804            621,322
     Accrued Expenses                                               1,849,858          1,706,517
                                                                 ------------       ------------
       Total Current Liabilities                                   17,365,090         19,310,705
     Notes Payable - Long Term                                        110,700            149,740
                                                                 ------------       ------------
 Total Liabilities                                                 17,475,790         19,460,445

 Preferred Stock, $.01 par value. Authorized
   10,000,000 shares, none issued
 Common Stock, $.01 par value. Authorized 40,000,000
      shares; 10,024,632 and 10,100,919 issued and
      outstanding at June 30, 2000 and March 31, 2001,
      respectively                                                    100,246            101,010
 Additional paid in capital                                        41,251,790         41,718,186
 Accumulated other comprehensive income:
 Unrealized loss on marketable securities                             (92,400)          (154,770)
 Accumulated Deficit                                               (1,959,043)        (6,447,604)
 Treasury stock, 99,900 and 361,300 shares at
     June 30, 2000 and March 31, 2001, respectively,
     at cost                                                       (1,333,468)        (2,535,617)
                                                                 ------------       ------------
       Total Stockholders' Equity                                  37,967,125         32,681,205
                                                                 ------------       ------------
       Total Liabilities and Stockholders' Equity                $ 55,442,915       $ 52,141,650
                                                                 ============       ============

See accompanying notes to condensed consolidated financial statements


                                  GREG MANNING AUCTIONS, INC.
                        Condensed Consolidated Statements of Operations
                                          (Unaudited)

                                                       Three Months Ended March 31,            Nine Months Ended March 31,
                                                     ------------------------------------------------------------------------
                                                         2000               2001                 2000                2001
                                                     ------------       ------------        -------------        ------------
Operating Revenues
   Sales of merchandise                              $ 15,341,754        $ 16,651,429        $ 41,002,333        $ 41,934,681
   Commissions earned                                   2,708,212           1,184,276           5,236,581           3,835,347
                                                     ------------        ------------        ------------        ------------
      Total Revenues                                   18,049,966          17,835,705          46,238,914          45,770,028

Cost of merchandise sold                               13,334,960          16,683,011          37,116,154          39,915,985
                                                     ------------        ------------        ------------        ------------
      Gross profit                                      4,715,006           1,152,694           9,122,760           5,854,043

Operating Expenses
   General and Administrative                           1,536,587           1,334,112           4,110,395           3,694,889
   Depreciation and Amortization                          226,437             723,637             691,875           1,459,021
   Salaries and Wages                                   1,068,117           1,329,831           3,444,226           3,868,322
   Acquisition and Merger Costs                            66,448                 491             634,507             204,835
   Marketing                                              623,747             306,251           1,761,141           1,383,614
                                                     ------------        ------------        ------------        ------------
  Total Operating Expenses                              3,521,336           3,694,322          10,642,144          10,610,681
                                                     ------------        ------------        ------------        ------------
      Operating Income (Loss)                           1,193,670          (2,541,628)         (1,519,384)         (4,756,638)

Other Income (expense)
   Gain on sale of marketable securities
      and investments                                        --                  --                14,494                --
   Interest Income                                          3,818              10,946             393,399             269,914
   Interest Expense                                      (386,452)           (354,243)         (1,219,296)         (1,052,089)
   Minority Interest                                         (835)               --                  (396)               --
   Loss from operations of investees                     (103,283)           (245,127)            (97,894)           (953,748)
                                                     ------------        ------------        ------------        ------------
   Income (Loss) before income taxes                      706,918          (3,130,052)         (2,429,077)         (6,492,561)
   Provision for benefit from income taxes                204,906            (977,000)           (911,118)         (2,004,000)
                                                     ------------        ------------        ------------        ------------
Net Income (Loss)                                    $    502,012        $ (2,153,052)       $ (1,517,959)       $ (4,488,561)
                                                     ============        ============        ============        ============

Basic Earnings (Loss) per Share
   Weighted average shares outstanding                  9,758,455          10,084,933           9,656,955          10,063,964
                                                     ============        ============        ============        ============
   Basic Earnings (Loss) per Share                   $       0.05        $      (0.21)       $      (0.16)       $      (0.45)
                                                     ============        ============        ============        ============

Diluted Earnings (Loss) per Share
   Weighted average shares outstanding                 10,351,075          10,084,933           9,656,955          10,063,964
                                                     ============        ============        ============        ============
   Diluted Earnings (Loss) per Share                 $       0.05        $      (0.21)       $      (0.16)       $      (0.45)
                                                     ============        ============        ============        ============

See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                         July 1, 2000 to March 31, 2001
                                   (Unaudited)

                                                                        Unrealized
                                                          Additional     Gain(Loss)                                     Total
                                    Common Stock           Paid-In     on Marketable    Retained      Treasury        Shareholders'
                                  Shares       $           Capital       Securities      Deficit       Stock            Equity
                                ----------  -------     ------------   -------------    --------      --------       --------------
 Balance, June 30, 2000         10,024,632  $  100,246   $  41,251,790  $   (92,400)  $ (1,959,043   $  (1,133,468)   $ 37,967,125

 Options exercised                  25,500         256          39,969                                                      40,225

 Income tax benefit from
     exercise of stock options,
     net of valuation allowance                                 58,188                                                      58,188

 Common shares issued relating to
     acquisition of GMD, net of
     expenses                       50,787         508         278,239                                                     278,747

 Options issued relating to
     professional services                                      90,000                                                      90,000

 Unrealized loss from
     marketable securities,
     net of Cummulative taxes
     of approximately $104,000                                              (62,370)                                       (62,370)

 Common shares repurchased as
     Treasury Shares                                                                                    (1,202,149)     (1,202,149)

 Net loss, March 31, 2001                                                               (4,488,561)                     (4,488,561)

                              ------------  -----------   -------------  -----------  -------------  --------------   -------------
 Balance, March 31, 2001        10,100,919     101,010      41,718,186     (154,770)  $ (6,447,604    $ (2,535,617)   $ 32,681,205
                              ============  ===========   =============  ===========  =============  ==============   =============

See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                       For the Nine Months Ended March 31,
                                   (Unaudited)

                                                              2000           2001
                                                         -------------   -------------
Cash flows from operating activities:
     Net Loss                                            $ (1,517,959)   $ (4,488,561)
     Adjustments to reconcile net loss to net cash
         from operating activities:
         Depreciation and amortization                        935,909       1,459,021
         Provision for bad debts (recovery)                   218,376         (14,870)
         Provision for inventory reserve                         --           690,145
         Gain on sale of marketable securities and
         investments                                          (14,494)           --
         Equity in loss of equity method investees             97,894         953,748
         Deferred tax benefit                                (911,118)     (2,004,000)
         (Increase) decrease in assets:
            Auctions receivable                            (7,707,987)       (316,616)
            Advances to consignors                            634,652       1,209,686
            Inventory                                      (4,688,026)      2,952,251
            Prepaid expenses and deposits                     600,001         (31,481)
            Other assets                                      (93,476)         77,703
         Increase (decrease) in liabilities:
            Payable to third-party consignors                (787,551)      1,439,832
            Accounts payable                                6,206,616        (529,137)
            Accrued expenses and other liabilities           (399,256)       (205,291)
            Advance from Related Party                           --        (1,800,482)
                                                         ------------    ------------
                                                           (7,305,790)       (608,052)

Cash flows from investing activities
     Capital expenditures for property and equipment         (533,376)       (765,932)
     Additional goodwill and acquisition                      (41,865)       (301,241)
     Investment in equity method investee                  (1,893,790)        (18,020)
     Proceeds from sale of marketable securities and
     investments                                               23,149            --
                                                         ------------    ------------
                                                           (2,566,511)     (1,085,193)

Cash flows from financing activities:
     Net (payments) proceeds from demand notes payable     (3,632,000)      2,565,000
     Net proceeds from (repayment of) loans and loans
     payable                                               (4,523,898)        (70,401)
     Proceeds from exercise of options                        212,887          40,225
     Proceeds from sale of common stock (net of
     expenses)                                             16,223,000
     Dividend to Spectrum partners                           (260,408)
     Investment by Spectrum partner                            44,108
     Payments for Treasury Stock                                 --        (1,202,149)
     Proceeds from Stock Subscriptions Receivable           3,000,000            --
                                                         ------------    ------------
                                                           11,063,689       1,332,675

Net change in cash and cash equivalents                     1,191,388        (360,570)
Cash and cash equivalents:
     Beginning of period                                      811,196       1,092,311
                                                         ------------    ------------
     End of period                                          2,002,584         731,741
                                                         ============    ============

See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
             Condensed Consolidated Statements of Comprehensive Loss
                       For the Nine Months Ended March 31,
                                   (Unaudited)

                                                  2000              2001
                                             ---------------    -------------
Net Loss                                     $   (1,517,959)    $ (4,488,561)

Other Comprehensive Income (Loss)
     Unrealized loss on securities,
     net of tax of approximately $42,000                             (62,370)
                                             --------------     ------------
Comprehensive Loss                           $   (1,517,959)    $ (4,550,931)
                                             ==============     ============

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements

(1)  Organization, Business and Basis of Presentation

        Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc., Teletrade, Inc., Greg Manning Direct, Inc. and Spectrum Numismatics International, Inc. (collectively, the "Company") is a public auctioneer and marketer of collectibles including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, movie posters, fine art, rare coins, comic books, Hollywood and Rock and Roll memorabilia. The Company conducts both live auctions and auctions via the Internet, bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail. In addition, the Company maintains a 48% investment in GMAI-Asia.com, Inc., which conducts retail sales and auction sales over the Internet in Asia, particularly in China.

The accompanying condensed consolidated balance sheet as of June 30, 2000 and March 31, 2001 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three and nine month periods ended March 31, 2000 and 2001 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-KSB for the year ended June 30, 2000 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

(2) Summary of Certain Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when the rare stamps and collectibles are sold at auction and is represented by a commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller.

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

Basis of Presentation

During February 2000, the Company acquired all of the outstanding stock of Spectrum Numismatics International, Inc. ("Spectrum") in a transaction accounted for under the pooling of interest method of accounting. The condensed consolidated financial statements reflect the operations and financial position as if Spectrum was a wholly owned subsidiary of the Company as of July 1, 1999.

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

Business Segment

The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                                    For the Nine Months Ended March 31,
                                          --------------------------------------------------------
                                                                                 Percentages
                                               2000             2001           2000         2001
                                          --------------   -------------    ---------   ----------
 Aggregate Sales                             86,054,221      67,159,695         100%         100%
                                          ==============   =============    =========   ==========
       By Source:
            A. Auction                       60,393,642(a)   25,213,209(a)       70%          38%
            B. Sales of Inventory            25,660,579      41,946,486          30%          62%
                                          --------------   -------------    ---------   ----------
                                             86,054,221      67,159,695         100%         100%
                                          ==============   =============    =========   ==========
       By Market:
            A. Philatelics                   11,701,340(a)   11,980,517(a)       14%          18%
            B. Numismatics                   65,793,538      41,689,307          76%          62%
            C. Sports Collectibles            6,048,978       5,549,698           8%           8%
            D. Diamond                          420,982          92,747           0%           0%
            E. Art                               68,618          12,550           0%           0%
            F. Other Collectibles             2,020,765       7,834,876           2%          12%
                                          --------------   -------------    ---------   ----------
                                             86,054,221      67,159,695         100%         100%
                                          ==============   =============    =========   ==========

(a) Includes sales from Greg Manning Direct of approximately $23,500,000 and $3,100,000 for the nine months ended March 31, 2000 and 2001, respectively.

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

Accounts Receivable

Advances to consignors represent advance payments, or loans, to the consignor prior to the auction sale, collateralized by the items received and held by the Company for the auction sale and the proceeds from such sale. Interest on such amounts is generally charged at an annual rate of 12%. Such advances generally are not outstanding for more than nine months from the date of the note.

As of June 30, 2000 and March 31, 2001, the allowance for doubtful accounts included in auction receivables was approximately $826,000 and $811,000, respectively.

Intangible Assets

        Goodwill

Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from five to twenty years. Total accumulated amortization at June 30, 2000 and March 31, 2001 was approximately $857,000 and $1,727,000, respectively. Amortization expense charged to operations for the three and nine months ended March 31, 2000 was approximately $ 63,000 and $ 185,000 respectively, and for the three and nine months ended March 31, 2001 was approximately $497,000 and $870,000, respectively.

        Other Purchased Intangibles

Other Purchased Intangibles consisting of Trademarks, and Customer Lists, purchased as part of business acquisitions or in the ordinary course of business are presented net of related accumulated amortization and are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer Lists. Total accumulated amortization at June 30, 2000 and March 31, 2001 was approximately $ 378,000 and $ 614,000, respectively. Amortization expense charged to operations for the three and nine months ended March 31, 2000 was approximately $ 58,000 and $ 173,000, respectively, and for the three and nine months ended March 31, 2001 was approximately $95,000 and $238,000, respectively.

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

Marketable securities available for sale as of June 30, 2000 and March 31, 2001 is as follows:

                                              Market      Unrealized
                                 Cost         Value       Gain (Loss)
                                 ----         -----       ----------

June 30, 2000   Common Stock   $ 385,000    $ 231,000    $ (154,000)
                               =========    =========    ===========
March 31, 2001  Common Stock   $ 385,000    $ 127,050    $ (257,950)
                               =========    =========    ===========

Earnings (loss) per common and common equivalent share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the three and nine months ended March 31, 2001.

Comprehensive Income

Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheet consist of the net unrealized gains (losses) on securities, net of tax.


(3) Inventories
        Inventories as of June 30, 2000 consisted of the following:

                                    Current      Non-current       Total
                                  ------------   -----------    ------------
          Stamps                   $ 3,609,682   $   500,000    $  4,109,682
          Sports Collectibles        4,003,742                     4,003,742
          Coins                      8,881,741     1,000,000       9,881,741
          Art                          315,097                       315,097
          Other                      3,791,076   $   900,000       4,691,076
                                   -----------   -----------    ------------
                                   $20,601,338   $ 2,400,000    $ 23,001,338
                                   ===========   ===========    ============

        Inventories as of March 31, 2001 consisted of the following:

                                     Current      Non-current      Total
                                   -----------   ------------   ------------

          Stamps                   $ 2,712,153   $    500,000   $  3,212,153
          Sports Collectibles        2,254,083          -          2,254,083
          Coins                      7,642,122      1,000,000      8,642,122
          Art                          314,360          -            314,360
          Other                      4,236,163        900,000      5,136,163
                                   -----------   ------------   ------------
                                   $17,158,881   $  2,400,000   $ 19,558,881
                                   ===========   ============   ============

             The Company has provided an inventory reserve of approximately $514,000 and $1,204,000 at June 30, 2000 and March 31, 2001, respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

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

(5) Related-party Transactions

        Certain directors of the Company, provide legal, computer and consulting services to the Company. Such expenditures were approximately $604,000 and $1,097,000 for nine months ended March 31, 2000 and 2001 and $286,000 and $263,000 for three months ended March 31, 2000 and 2001.

        Included in Auctions Receivable - Related Party is approximately $166,000 for Afinsa Bienes Tangibles, SA, ("Afinsa") which owns approximately 21% of the Company's outstanding Common Stock.

               For the three and nine months ended March 31, 2000, sales of approximately $341,000 (3% of sales) and $3,476,000 (11% of sales), respectively, were made to an equity method investee of the Company and a former stockholder of Spectrum, who is a current stockholder of the Company. Sales made in the three and nine months ended March 31, 2001 were approximately $322,000 (2% of sales) and $430,000 (1% of sales). Purchases made from these entities approximated $628,000 and $468,000 for the three months ended March 31, 2000 and 2001, respectively; and $939,000 and $1,029,000 for the nine months ended March 31, 2000 and 2001, respectively.

               The Company acts as an agent of Afinsa regarding their stock subscription agreement with GMAI-Asia.com, Inc. Under this agreement, the Company receives funds from Afinsa and advances such funds to GMAI-Asia.com, Inc. on an as-needed basis. There is no segregation of these funds. Such amount liable to be paid to GMAI-Asia.com, Inc. is $2,421,804 and $ 621,322 at June 30, 2000 and March 31, 2001, respectively and is included in Advance from Related Party.

              Prior to the Spectrum acquisition, Spectrum was indebted to one of their stockholders (a current stockholder of the Company) under the terms of three secured notes which were due on demand and allowed for maximum borrowings of approximately $5,000,000. These notes were paid in full during fiscal 2000. Interest expense associated with these notes was approximately $ 33,000 and $242,000 for the three and nine months ended March 31, 2000, respectively. Additionally, Spectrum paid this individual approximately $ 18,000 and $104,000 for consulting and debt guarantee fees for the three and nine months ended March 31, 2000, respectively.

            During the three and nine months ended March 31, 2001, the Company paid Mr. Manning debt guarantee fees of approximately $47,000 and $142,000, respectively.

(6) Debt

        The Company has a revolving credit agreement with Brown Brothers Harriman & Co. ("Brown Brothers") pursuant to which Brown Brothers agreed to provide the Company with a credit facility of up to $5,750,000. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at the rate of 2% above Brown Brothers base rate, which was 8.25% and 9.0% at June 30, 2000 and March 31, 2001, respectively, and are payable on demand. At June 30, 2000 and March 31, 2001, borrowing under this facility totaled $1,600,000 and $3,575,000, respectively. Absent a material adverse change or event of default as determined by Brown Brothers, with respect to the revolving credit loan, Brown Brothers has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines.

         The Company's obligations to Brown Brothers under the above revolving credit loan facility is collateralized by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contain various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers. Absent a material adverse change or event of default as determined by Brown Brothers, Brown Brothers has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. As of March 31, 2001, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, Brown Brothers has the right under the credit agreement to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day notice period. At May 10, 2001, Brown Brothers had not demanded such repayment.

       Spectrum has a revolving credit agreement with Bank of America pursuant to which Bank of America agreed to provide Spectrum with a credit facility of up to $10,000,000 subject to adjustments as defined in the agreement. The loan agreement allows for borrowings based on the lesser of $10,000,000 or a percentage of eligible inventories and accounts receivable or 50% of the market value of GMAI stock pledged as collateral. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at Bank of America base rate, which was 8.25 % at June 30, 2000 and 9.5% at March 31, 2001. The credit facility expires on May 18, 2001 and is personally guaranteed by Greg Manning who has pledged 700,000 shares of the Company owned personally by Mr. Manning. Additionally, the line is collateralized by all of the assets of Spectrum and is guaranteed by GMAI. In connection with this agreement, the Company pays Mr. Manning a guarantee debt fee that is based on 3% per annum of the average loan balance outstanding each month. Total borrowing under this line of credit totaled $6,350,000 and $6,500,000 at June 30, 2000 and March 31, 2001,
respectively.

            Spectrum is in the process of negotiating a short-term extension of the expiration date of the facility, and believes that such an extension will be granted, subject to certain conditions. In the interim, the Company is seeking other sources of financing.

(7) Supplementary Cash Flow Information

        Following is a summary of supplementary cash flow information:

                                                   Nine Months Ended
                                              March 31,
                                           -------------------------------
                                               2000              2001
                                           ------------      -------------

 Interest paid                            $   1,191,671      $   1,042,882
 Income taxes paid                                1,222              3,872

 Summary of significant non-cash transactions:

 Income Tax effect of the                 $     298,818      $      58,188
 exercise of options

 Issuance of shares related
 to the acquisition of GMD.                        -               278,747

 Options issued relating to                        -                90,000
  professional services

 Issuance of shares related to GMAI-Asia      3,614,236               -
  purchase of Everbrite Technologies

Issuance of shares related to                25,000,000               -
acquisition of Spectrum Numismatics
International, Inc

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

        Effective February 18, 2000, the Company's acquisition of Spectrum Numismatics International, Inc. ("Spectrum") was consummated. The acquisition has been accounted for using the pooling of interests method of accounting. In accordance with Generally Accepted Accounting Principles, the historical financial statement information presented below reflects the balances from Spectrum's financial statements as if the acquisition had been made as of July 1, 1999.

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

        The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three and nine months ended March 31, 2000 and 2001. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended March 31, 2001
Compared with the three months ended March 31, 2000

        The Company recorded a decrease in net revenues of approximately $ 214,000 (1%) from approximately $ 18,050,000 for the three months ended March 31, 2000 to approximately $17,836,000 for the three months ended March 31, 2001. The primary reason for this decrease was a decrease in revenues from Greg Manning Direct of approximately $1,417,000 which was partly offset by an increase in revenues from Spectrum of approximately $1,150,000.

        Sales of owned inventory increased during the current period by approximately $ 1,310,000 (9%) and was offset by a decrease in commissions earned of approximately $ 1,524,000 (56%), reflecting the decrease in revenues from Greg Manning Direct. Most of the increase in sales of owned inventory was the result of increases in comic books, movie posters and coins.

        Gross profit decreased approximately $ 3,562,000 (76%) from approximately $ 4,715,000 for the three months ended March 31, 2000 to approximately $ 1,153,000 for the three months ended March 31, 2001. Gross profit margins decreased from 26% to 6% for the three months ended March 31, 2000 and 2001, respectively. The decrease in gross profit was in part the result of lower commissions from Greg Manning Direct of approximately $1,500,000 as well as a reduction in gross profit margin of approximately 13% on owned inventory due to an aggressive program to lower inventory balances which included an increase in the inventory reserve of $500,000.

        The Company's operating expenses increased approximately $ 173,000 ( 5%) during the three months ended March 31, 2001 as compared to the same period in the prior year. Marketing expenses decreased approximately $ 317,000 (51%), depreciation and amortization increased approximately $497,000 (220%) (primarily due to a write-down of goodwill relating to GMD of approximately $300,000), salaries and wages increased approximately $ 262,000 (25%), acquisition costs decreased approximately $66,000 (99%) and general and administrative expenses decreased approximately $202,000 (13%). These decreases reflect the execution of the Company's strategic plan to reduce corporate expenses to return the Company to profitability.

        These increased costs decreased revenues had the effect of increasing operating costs as a percentage of operating revenue from 20% during the three months ended March 31, 2000 to 21% for the same period ended March 31, 2001.

        Interest expense (net of interest income) for the three months ended March 31, 2001 decreased approximately $39,000 from approximately $383,000 to approximately $ 343,000.

        The Company's effective tax rate for the three month periods ended March 31, 2000 and 2001 were approximately 32% and 30%, respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

        The Company's increase in operating losses of approximately $ 3,735,000, coupled with an increase in losses from operations of equity investees of approximately $ 142,000, resulted in a net loss before income taxes of approximately $ 3,130,000 for the current three month period as compared to net income before income taxes of approximately $ 707,000 for the three months ended March 31, 2000.

Nine months ended March 31, 2001
Compared to nine months ended March 31, 2000

        The Company had a decrease in net revenues of approximately $ 469,000 (1%) from approximately $46,239,000 to approximately $45,770,000 for the nine months ended March 31, 2000 and 2001, respectively. This decrease is primarily attributable to a decrease in the revenues from Greg Manning Direct.

        Gross profit decreased approximately $ 3,269,000 (36%) from approximately $ 9,123,000 for the nine months ended March 31, 2000 to approximately $ 5,854,000 for the nine months ended March 31, 2001. Gross profit margins decreased from 20% to 13% for the nine months ended March 31, 2000 and 2001, respectively. The decrease in gross profit was in part the result of lower commissions of approximately $1,400,000 from Greg Manning Direct as well as a reduction of 4.7% in gross profit margin on owned inventory due to an aggressive program to lower inventory balances in the fiscal third quarter which included an increase in the inventory reserve of $500,000.

        The Company's operating expenses decreased approximately $ 31,000 (1%) during the nine months ended March 31, 2001 as compared to the same period in the prior year. Marketing expenses decreased approximately $378,000 (21%), depreciation and amortization increased approximately $767,000 (111%) (primarily due to goodwill amortization relating to GMD), salaries and wages increased approximately $ 424,000 (12%), acquisition costs decreased approximately $430,000 (68%) and general and administrative expenses decreased approximately $415,000 (10%). These decreases reflect the execution of the Company's strategic plan to reduce corporate expenses to return the Company to profitability.

        These decreased costs and revenues had the effect of maintaining operating costs as a percentage of operating revenue at 23% during the nine months ended March 31, 2000 and 2001,

        Interest expense (net of interest income) for the nine months ended March 31, 2001 decreased approximately $43,000 from approximately $ 826,000 to approximately $ 782,000.

        The Company's effective tax rate for the nine month periods ended March 31, 2000 and 2001 were approximately 36% and 30%, respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

        The Company's increase in operating losses of approximately $ 3,238,000, coupled with an increase in losses from operations of equity investees of approximately $ 856,000, resulted in an increase in losses before income taxes of approximately $ 4,064,000 from approximately $ 2.429,000 to approximately $ 6,493,000 the nine months ended March 31, 2000 and 2001, respectively.

 Liquidity and Capital Resources

        At March 31, 2001, the Company's working capital position was approximately $ 9,499,000, compared to approximately $ 15,900,000 as of June 30, 2000. This decrease of approximately $6,401,000 was primarily due to increases in demand notes payable of approximately $ 2,565,000, amounts payable to third party consignors of approximately $ 1,440,000, and decrease in cash of approximately $ 361,000, advances to consignors of approximately $ 1,209,000 and inventory of approximately $ 2,952,000. These were partly offset by increases in accounts receivable of approximately $ 779,000 and decreases in advances from related party of approximately $ 1,801,000 and accrued expenses of approximately $ 205,000.

        The Company experienced a decrease in cash flow from investing activities for the nine months ended March 31, 2001 of approximately $ 1,085,000. This was primarily attributable to the acquisition of property and equipment and other purchased intangibles.

        The Company experienced an increase in cash flow from financing activities for the nine months ended March 31, 2001 of approximately $ 1,333,000. This was primarily attributable to the proceeds from demand notes payable of approximately $ 2,565,000, which was partly offset by the purchase of treasury stock of approximately $ 1,202,000.

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

o    on February 1, 2001, 41,107 shares

        The Company issued these shares in reliance upon exemption under Regulation D of the Securities Act.

Item 3. Defaults Upon Senior Securities

               None

Item 4. Submission of Matters to a Vote of Security Holders

               None

Item 5. Other Information.

               On January 25,2001, at the Special Meeting of Shareholders of Greg Manning Auctions, Inc., a New York corporation (the "Company"), the shareholders of the Company approved a proposal to reincorporate the Company in Delaware (the "Reincorporation") pursuant to a Merger Agreement, dated January 25,2001 (the "Merger Agreement"), between the Company and Greg Manning Delaware, Inc., a Delaware Corporation and a wholly owned subsidiary of the Company ("GMAI Delaware"). The Merger Agreement is filed with this Current Report as Exhibit
2.1. The Reincorporation was effected on February 16,2001 by merging the Company with and into GMAI Delaware (the "Merger").The Reincorporation changed the legal domicile of the Company from New York to Delaware, but did not result in a change in the name, principal offices, business, management, capitalization, assets or liabilities of the Company. By operation of law, GMAI Delaware succeeded to all the assets and assumed all the liabilities of the Company. Upon the effectiveness of the Merger: (1) The Company ceased to exist and GMAI Delaware continued to exist in its present form under the name "Greg Manning Auctions, Inc." (2) Each outstanding share of common stock of the Company, par value $.01 per share (the GMAI NY Common Stock"), was automatically converted into one (1) fully paid and nonassesable share of common stock of GMAI

Delaware, par value $.01 per share (the GMAI Delaware Common Stock"). (3) Each option to purchase GMAI NY Common Stock was converted into an option to purchase, for the same exercise price and on the same terms and conditions as contained in such option, GMAI Delaware Common Stock.. (4) The certificate of incorporation and bylaws of GMAI Delaware effectively replaced the articles of incorporation and bylaws of the Company. Reference is made to the Report on Form 8-K of the Company dated February 16,2001.

Item 6. Exhibits and Reports on Form 8-K

                (a) Exhibits

                    None

                (b) Reports on Form 8-K

                    None


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                          GREG MANNING AUCTIONS, INC.


Dated:  May 10, 2001
                                           /s/ Greg Manning
                                           -----------------------------------
 .                                          Greg Manning
                                           Chairman and Chief Executive Officer


                                           /s/ Larry Crawford
                                           -----------------------------------
 .                                          Larry Crawford
                                           Chief Financial Officer