Form 10-K
period 2001-06-30
GREG MANNING AUCTIONS INC
filed 2001-09-28
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------

                                    FORM 10-K


[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------   ------------

                         Commission file number 1-11988

                          GREG MANNING AUCTIONS, INC.
               (Name of Registrant as specified in its Charter)


                  Delaware                                 22-2365834
       ------------------------------                 ------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
       Incorporation or Organization)                 Identification No.)


          775 Passaic Avenue
       West Caldwell, New Jersey                            07006
---------------------------------------                   ---------
(Address of Principal Executive Offices)                  (Zip code)


Registrant's telephone number, including area code:  (973) 882-0004
                                                    -----------------


Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange on
Title of each class                                 Which Registered
-------------------                            ------------------------
Common Stock, $.01 par value                   The Nasdaq National Market


Securities registered pursuant to Section 12(g) of the Act:  None

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.   Yes |X|    No |_|

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of September 25, 2001 (based on closing sale price of $1.95 per share as reported on NASDAQ), was $10,703,523. For purposes of this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by Afinsa Bienes Tangibles, S.A. and all directors and executive officers of the registrant; such exclusion shall not be deemed an admission that any such person is an "Affiliate" of the registrant.

      As of September 25, 2001, Issuer had 12,733,642 shares of its Common Stock outstanding.

      Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 2001, are incorporated by reference into Part III.

                           Greg Manning Auctions, Inc.
                                      Index


                                                                            Page
                                                                            ----

PART I

Item 1   Description of Business.............................................  4

Item 2   Description of Property............................................. 14

Item 3   Legal Proceedings................................................... 14

Item 4   Submission of Matters to a Vote of Security Holders................. 14


PART II

Item 5   Market For Common Equity and Related Shareholder Matters............ 14

Item 6   Selected Consolidated Financial Data................................ 15

Item 7   Management's Discussion and Analysis of Financial Condition
         And Results of Operations........................................... 18

Item 8   Financial Statements and Supplementary Data......................... 27

Item 9   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure................................. 56


PART III

Item 10  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(A) of the Exchange Act................... 56

Item 11  Executive Compensation.............................................. 58

Item 12  Security Ownership of Certain Beneficial Owners and Management...... 58

Item 13  Certain Relationships and Related Transactions...................... 58


PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K..... 60

                                     PART I


Item 1.   Description of Business

                                   A. OVERVIEW

Greg Manning Auctions, Inc. (the "Company" or "GMAI") is a multi-category business-to-business and business-to-consumer collectibles auctioneer & merchant. The Company combines traditional and electronic (Internet, interactive telephone, and live with simulcast Internet) capabilities to sell coins, stamps, sports trading cards & memorabilia, comic books & comic art, Hollywood & Rock `n Roll memorabilia, movie posters, and affordable fine art. Vertically integrated, the Company's offerings and distribution channels span the entire price range from low end to ultra-high end, its businesses include wholesale, retail and direct response sales, and it possesses a branded presence in all major sales channels both in the traditional and the eCommerce worlds. On the Internet, GMAI offers products through two owned web sites and on GMAI branded and non-branded pages on other persons' web sites, including (without limitation) www.ebay.com, www.amazon.com, and www.yahoo.com. GMAI generates income through the resale of goods purchased directly by the Company and from sellers and buyers through auctions of consigned goods.

The Company seeks to provide the highest quality service and personal attention to its clients. Its longevity in its core auction business selling rare stamps and stamp collections has enabled it to develop an international network of clients, both dealers and collectors, buyers and sellers, who use the Company's services on a consistent basis. These relations, coupled with the Company's quality reputation and extensive auction and marketing experience, have permitted it to expand beyond its core philatelic roots into other areas of the collectibles business, and to make opportunistic investments in, or acquisitions of, other collectibles companies, both domestically and in Europe and Asia.

For purposes of competitive analysis and market positioning, the Company organizes its business into four units: collectibles auctions (both traditional and electronic); collectibles merchant/dealer; coin wholesaler; and direct response merchant. Each unit is described separately below.


                           B. COLLECTIBLES AUCTIONEER

General

The  Company  conducts  both  traditional  auctions  featuring  full  electronic capabilities and Internet-only auctions. Its traditional auctions and Internet-only auctions are targeted to both collectors and dealers, and feature offerings spanning the modest to ultra-high end price spectrum. Based on its knowledge of the collectibles markets, the Company believes that it is one of the world's largest (measured by aggregate sales) auctioneers of stamps, and a leading auctioneer of rare coins, comic books & comic art, and sports trading cards & memorabilia. Additionally, the Company believes that it possesses a significant market share as an auctioneer of other high-end collectibles.

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

The Company's traditional auctions are based on a "Full Service" auction model in which the Company takes physical possession of all items offered for sale in its auctions, inspects and describes all offerings, receives all sums due, remits sale proceeds to the seller, and professionally packs and ships items sold to the buyer. Additionally, the Company generally guarantees the genuineness of all items sold (subject to the terms of sale) and that each lot is "as described" in the auction catalog.

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

      Internet Auctions

"Internet Auctions" are auctions wherein there is no live, natural-person auctioneer and no bidders in a single physical location orally making bids as in a "traditional auction." Rather, all bids are made electronically via the Internet or telephone, and a computer system processes the bids and determines the highest bidder.

In October 1998, the Company acquired Teletrade, Inc. and entered the online auction market. Since that time the Company has expanded its online offerings and presence, improved its technologies, and created new proprietary Internet auction technologies. Currently, the Company's only owned online auction web site is www.teletrade.com (the Company uses its www.gregmanning.com web site to present electronic catalogs of its "traditional auctions" and to receive electronic bids for its traditional auctions, but does not currently conduct Internet auctions on that site). Additionally, the Company offers via Internet auctions Company owned collectibles and collectibles consigned to it by others on third persons' Internet auction web sites.

Consistent with the Company's full service traditional auction business model and its commitment to customer service, the Company's Internet auctions feature many of the same full service amenities as its traditional auctions. Specifically, unless otherwise noted in a particular sale's terms and conditions, the Company takes physical possession of all items offered for sale prior to the sale, guarantees the genuineness of all items offered, describes the items, collects all sums due, remits the sale proceeds to the seller, and professionally packs and ships the items sold to the buyer. Additionally, because the buyer in an Internet auction has not had an opportunity to personally view the item offered, the Company also offers buyers a 100% Satisfaction Guaranty.

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

The Company charges sellers a commission for its Internet auction services of 5% to 15%. Buyers in its Internet auctions on the teletrade.com site are charged a commission of 10% to 15%. Depending on the particular auction conducted on a third party's web site, buyers may or may not be charged a commission. When charged, the commissions are typically 15% however they may be less.

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

During fiscal year 2001, four stamp and five comic/movie poster auctions were conducted under the GMA brand, and three stamp auctions were conducted under the Ivy & Mader brand.

The Company's traditional auctions are held in locations appropriate for the particular auction and all catalogs are available online.

      Internet Auctions

The Company offers coins and sports trading cards on its www.teletrade.com Internet auction web site. The Company offers affordable fine art, coins, comic books & comic art, Hollywood & Rock `n Roll memorabilia, movie posters, sports trading cards & memorabilia, stamps and other fine collectibles on third party owned web sites, the Company selecting the electronic auction venue most suitable for the particular items being offered. As a result of the Company's highly regarded brand and the quality and quantity of its offerings, the Company is typically able to negotiate favorable terms from owners of third party owned Internet auction web sites.

Proprietary Auction Technology

      Interphonic(TM)

"Interphonic(TM) " is a Company owned and developed telephone/Internet auction technology. Interphonic(TM) is the technology operating the Company's Internet/telephone auctions conducted on the Company's www.teletrade.com web site. The technology permits bidders to participate in electronic auctions either by touch-tone telephone or via the Internet.

      MaxBid(TM)

"MaxBid(TM) " is a Company owned and developed proprietary technology that enables absentee participants in an electronic auction to enter the highest amount they are willing to bid for a particular lot. The computer records the amount bid on each lot and, during the auction, bids on behalf of the absentee bidder entering bids up to the maximum amount authorized.

      TouchBid(TM)

"TouchBid(TM) " is a Company co-owned and developed proprietary auction technology. Intended to bring live auctions to bidders all over the world, the TouchBid(TM) technology broadcasts through the telephone a live audio feed from the auction floor, and permits bidders to place bids using their telephones. The Company believes that "TouchBid" will offer material advantages over current technologies.

Auction Offerings

      Traditional Auction Offerings

                                    Philately

Philately, often referred to as stamp collecting, has grown in the United States and globally during the twentieth century. The hobby is increasing in popularity due in part to the increased offerings from the United States Postal Service of popular interest issues. The Company believes, based on its knowledge of the market, that the combination of GMA with Ivy & Mader creates one of the world's largest combined philatelic auction houses, although there is limited publicly available data with respect to stamp auction sales, and provides a competitive advantage to the Company through the complementary nature of the two brands' targeted customer bases. In fiscal year 2001, the Company offered over 8,400 philatelic lots in its traditional auctions yielding over $ 15 million in aggregate sales.

                                   Comic Books

Comic book and comic art collecting have recently experienced dramatic growth in popularity, stimulated in part by the introduction of third party grading and certification of comic books. Recognizing this trend, the Company pursued the comic book/art category during fiscal year 2001 and conducted three major traditional auctions of comic books/art.

              Hollywood & Rock `n Roll Memorabilia, Movie Posters
                     and Sports Trading Cards & Memorabilia

During the last several years, the Company has expanded its collectibles product lines, adding Hollywood & Rock 'n Roll memorabilia, original movie posters & lobby cards, and sports trading cards & memorabilia to its offerings.

                                Internet Auctions

                                  teletrade.com

The Company currently offers rare coins and sports trading cards in its teletrade.com auctions. During fiscal year 2001, the Company held 126 coin auctions comprising approximately 1,100 lots each and 111 sports trading card auctions comprising approximately 800 lots per auction.

Third Party Owned Web Sites

In the past 36 months the Internet auction industry has experienced dramatic consolidation leaving a very small number of viable broad-based Internet auction websites and several smaller, "niche" Internet auction web sites featuring a limited type and quality of offerings. The Company's www.teletrade.com web site is a successful "niche" Internet auction web site featuring coin and sports trading cards generally spanning the $50 - $5,000 price spectrum. Lower priced items and non-coin and sports trading card items generally sell for higher yields on other web sites, hence when the Company has products that do not fit within the "niche" offering categories of the www.teletrade.com web site it offers such items on third parties' web sites including sites owned by eBay, Inc., Amazon.com, Inc. and Yahoo, Inc.

Collectibles Auction Competition

The auction market, both traditional and Internet, for the collectibles offered by the Company is highly competitive and dynamic. With the exception of the low-end and consumer-to-consumer segments of the Internet auction market wherein eBay, Inc. has secured a dominant market position, no clear market leader exists.

      Traditional Auction Competitors

Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc., H.R. Harmer, and Robert A. Siegel Auction Galleries, Inc. In the sports trading card auction business, the Company's primary competitors are Mastro Fine Sports Auctions, Superior Galleries, Inc., Sports Trading Cards Plus, LLC, Collectors Universe, Inc. and Sales OnLine Direct, Inc. (d/b/a Rotman Auctions). The Company's principal coin auction competitors are Heritage Rare Coin Galleries, Inc., Stacks Rare Coins, Collectors Universe, Inc.'s Bower's and Merena, and Superior Galleries, Inc. With respect to the Company's Hollywood Rock `n Roll memorabilia business, the Company's primary competitors are Butterfields & Butterfields Auctioneers, Inc., Sotheby's Holdings, Inc. and Christie's, Inc. With respect to the Company's comic book business, the Company's primary competitor is Sotheby's Holdings, Inc. With respect to the Company's movie poster business, the Company's primary competitors are Ron Moore, Skinner, Inc., Butterfields & Butterfields Auctioneers, Inc., Sotheby's Holdings, Inc.and Christie's, Inc.

      Internet Auction Competitors

A number of companies offer business-to-business and business-to-consumer auctions of collectibles, including eBay, Inc., Yahoo!, Inc., Amazon.com, Inc., Interactive Collector, Inc. (d/b/a iCollector.com), Collectors Universe, Inc. and Sothebys.com, Inc. Additionally, several companies host consumer-to-consumer auctions of collectibles. While the Company is not in the consumer-to-consumer auction business, these companies' services provide collectors the option to sell or buy their collectibles themselves. Consumer-to-consumer auction sites selling collectibles include: eBay, Inc., Yahoo!, Inc., Amazon.com, Inc., FairMarket Network, Inc., The boxLot Company, eDeal Auction Network, and eHammer, LLC, among others.

                               C. MERCHANT/DEALER

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

Merchant/Dealer Sales Venues

The Company conducts its merchant/dealer business through five primary distribution channels: auctions, private sales, print advertisements (usually in collector specific publications), Internet fixed-price sales on the www.gregmanning.com web site and on third parties' Internet web sites.

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

Private treaty sales are typically settled more promptly than auction sales, with the buyer paying all or substantially all of the purchase price at the time of sale. In some circumstances, however, the buyer may receive extended payment terms. When this occurs, the Company and the seller negotiate a settlement of the remaining amounts due the seller which may or may not include a sharing of the credit risk or a deferral of a portion or all of the Company's fee until the Company has collected all of the outstanding balance from the buyer.

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

      Internet Retail Sales

The Company sells its owned inventory on its owned eCommerce web site www.gregmanning.com and on Internet web sites owned by others.

                               www.gregmanning.com

The Company has developed the gregmanning.com web site as a resource for collectors' needs. Currently the site offers fixed priced collectibles from the Company's own inventory. In the future, it is expected that the site will offer collectibles from various collectibles categories.

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


                             D. WHOLESALE COIN SALES

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

Based on its knowledge of the market, Spectrum believes that it is one of the largest wholesalers of rare coins in the United States (although there is no publicly available data to confirm this belief). Spectrum currently sells, in the aggregate, over $44 million of coins per year.


                            E. DIRECT RESPONSE SALES

Effective January 2000, the Company entered into agreements with Tristar Products, Inc. to create and mass-market high interest collectibles targeted to the beginning collector. Under the agreements, the Company created a subsidiary, Greg Manning Direct, Inc. ("GMD"), and is pursuing its direct response business through that entity.

GMD will utilize television commercials and infomercials, print media, TV shopping channels, major retail chains and the Internet to sell and distribute its offerings. Sales operations commenced in 2000 with the 50 State US Quarter Map and coin set. Other products have included the "Presidential Coin" series, coin related jewelry, signed photographs of the rock group Kiss and other products intended to appeal to the mass market collector.

                             F. GMAI-Asia.com, Inc.

In March 1999, GMAI, along with other investors, formed GMAI-Asia.Com, Inc., a Delaware corporation ("GMAI-Asia"), with the intent to expand into China and South-East Asia via the Internet GMAI's core philatelic and collectible auction and merchant/dealer businesses.

Consistent with GMAI's initial goals, GMAI-Asia developed a technology package for the People's Republic of China ("PRC") marketplace and an Internet presence in the PRC. Additionally, GMAI-Asia launched its China business with a very successful electronic auction of stamps during the World Stamp Exposition, which was held in Beijing in June, 1999.

While the initial stamp auction was successful, the opportunity for a collectibles focused Internet business in the PRC in 1999 and the foreseeable future proved very limited given the early state of development of the Internet infrastructure in the PRC at that time. Thus, GMAI-Asia determined to expand its focus and mission by developing a broad based cybermall.

In October, 1999, new branding for the company was created under the trade name "iAtoZ.com" and a new re-designed web site created for GMAI-Asia's new mission was launched, www.iatoz.com. Additionally, the company commenced a search for a traditional, "bricks and mortar" business which was synergistic with GMAI-Asia's eCommerce strategy and possessed a common customer base, and which would support GMAI-Asia's eCommerce vision and activities while the PRC Internet infrastructure developed. The result of that search was GMAI-Asia's acquisition, in February, 2000, of 65% of, and the exclusive right to manage, China Everbright Telecom Land Network, Ltd., Shanghai's largest chain of retail stores devoted exclusively to the sale of cellular telephone handsets, pagers, and related communication devices.

China Everbright Telecom Land Network, Ltd., a company created and existing pursuant to the laws of the British Virgin Islands, operated under the brand names "EBT" and "Everbright Telecommunications" and its 100% owner immediately prior to GMAI-Asia's purchase of 65% of the company was China Everbright Technology Limited, a publicly listed company (SEHK: 256) ("EB Technology"). At the time of GMAI-Asia's acquisition, China Everbright Telecom Land Network, Ltd. owned or controlled 200+ physical stores and kiosks in Shanghai and several smaller cities in the East China region of the PRC.

Immediately following the acquisition, GMAI-Asia and EB Technology re-branded the China Everbright Telecom Land Network, Ltd. stores as "iAtoZ.com/EBT" ("IAE"). Additionally, GMAI-Asia, as the exclusive manager of the chain, commenced a process of consolidating the chain's operations in order to reduce costs and improve profitability, and eliminated unprofitable and marginal stores shrinking the total number of stores to approximately 150 by December, 2000. GMAI-Asia also commenced implementing a strategy to convert the physical stores from single purpose retail sales facilities into dual purpose facilities: retail stores selling cell phones and related equipment and accessories and Internet service centers at which customers of the iAtoZ cybermall can "browse" the iAtoZ.com cybermall (not the Internet) on publicly accessible computer terminals, pay for goods purchased on-line by delivering payment to the IAE staff, and receive delivery of goods purchased on-line.

GMAI-Asia's operations are conducted through four companies: i) China Everbright Telecom Land Network, Ltd., a company created and existing pursuant to the laws of the British Virgin Islands ("IAE"); ii) iAtoZ.com, Limited, a company created and existing pursuant to the laws of the PRC ("iAtoZ"); iii) iAtoZ International Trade (Shanghai) Co., Ltd., a company created and existing pursuant to the laws of the PRC ("iAtoZ Trade"), and; iv) iAtoZ.com (HK) Ltd., a company created and existing pursuant to the laws of the Special Administrative Region of Hong Kong ("iAtoZ HK").

GMAI-Asia owns 100% of the shares of iAtoZ Trade and iAtoZ.com HK, and 65% of the shares of IAE plus the exclusive right to manage IAE. GMAI-Asia owns an option to acquire 100% of the outstanding stock of that company for a nominal amount, exerciseable under certain circumstances. GMAI-Asia also has the exclusive right to manage iAtoZ.

GMAI-Asia's business operations are principally conducted through two companies, iAtoZ and China Everbright Telecommunications Products Limited ("Products"), a company created and existing pursuant to the laws of the PRC. iAtoZ Trade and iAtoZ HK are trading companies used to support the activities of the two operating companies, iAtoZ and Products.

iAtoZ is GMAI-Asia's eCommerce company. It owns the iAtoZ.com cybermall and related technology and technological infrastructure, as well as the rights to the domain name iAtoZ.com. Additionally, iAtoZ owns the right to build and operate a business-to-business web-site and electronic exchange for China's automotive industry pursuant to an official grant of the PRC's Bureau of Internal Trade.

Products is the PRC operating company of IAE. It owns all of the retail stores of IAE and operates under the brand iAtoZ.com/EBT. Substantially all of the retail sales transactions of IAE are conducted through Products. Immediately prior to GMAI-Asia's acquisition of its 65% interest in IAE, EB Technology owned 75% of IAE and a third party, Shanghai Everbright Hite Communications Chain Limited ("Hite"), owned the remaining 25% of IAE. Under this structure, some of the retail stores comprising the IAE chain of stores acquired and certain additional assets utilized by IAE were owned by Hite and another company, Everbright Telecom Land Communication System (Shanghai) Co., Ltd. ("ETL"). Concurrent with the closing of the GMAI-Asia/EB Technology transaction, EB
Technology agreed to cause all of the IAE related assets owned by Hite and ETL to be transferred to Products. The transfer process commenced immediately following the closing and was completed prior to June 30, 2001. Some of the assets to be transferred included licenses to retail stores comprising the IAE chain.

PRC law does not currently permit non-PRC citizens or companies to own companies carrying out certain types of activities, including the business activities conducted by IAE. As a result, IAE, a British Virgin Islands company, cannot own directly the shares of Products. Thus, the shares of Products are owned by PRC companies controlled by EB Technology, and IAE and GMAI-Asia own options to purchase for a nominal amount 65% (GMAI-Asia) and 35% (EB Technology) of the shares of Products. GMAI-Asia also owns the exclusive right to manage Products. Accordingly, Products and iAtoZ are not consolidated in the operations of GMAI-Asia. The pro-forma net sales attributable to the operations managed by GMAI-Asia in fiscal 2001 were approximately $49 million, on an unaudited, unconsolidated basis. (These pro-forma results are presented for informational purposes only and are not prepared in accordance with generally accepted accounting principles.)


                         G. AUCTION POLICY & PROCEDURES

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

                               CONSIGNOR ADVANCES

Frequently, an owner consigning property to the Company will request a cash advance at the time the property is delivered to the Company, prior to its ultimate sale at auction or otherwise. The cash advance is in the form of a self-liquidating secured loan, usually bearing an interest rate of 12% per year, using the consigned property as collateral. The Company is a secured party with respect to the collateral, holds a security interest in the collateral and maintains possession of the collateral until it is sold.

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

The Company stores consigned property in high security vaults located at the West Caldwell headquarters and the Kingston, New York facility. Additionally, the Company stores consigned and owned property in its California facilities in the offices of Spectrum. The installed security system at all of the Company's facilities is rated by an alarm service company, and the Company believes that there is a significant level of protection of an owner's property from theft, fire and other causes of damage.

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

                                 REINCORPORATION

On January 25, 2001, at a special meeting of shareholders, the shareholders of the Company approved a proposal to reincorporate the Company from New York to Delaware. The reincorporation was effected on February 16, 2001. The reincorporation changed the legal domicile of the Company from New York to Delaware, but did not result in a change in the name, principal offices, business, management, capitalization, assets or liabilities of the Company.

The Board of Directors believes that the more favorable corporate environment afforded by Delaware will enable it to compete more effectively with other public companies, most of which are incorporated in Delaware.

                                    EMPLOYEES

The Company presently has 64 full-time employees, including its President, Chief Executive Officer and Chairman of the Board, Greg Manning, Chief Operating Officer, Tom Davanzo and Chief Financial Officer, Larry Crawford. The Company also hires persons on a temporary basis to assist in organizing its auctions and for other specialized purposes.

                                  RECENT EVENTS

During September , 2001, the Company was considering an offer to purchase substantially all of the assets comprising its comics division, including comics, comic books, certain Hollywood and "rock `n' roll" memorabilia and movie posters. This proposal is still being discussed and there can be no assurance that the transaction will be consummated.


Item 2.   DESCRIPTION OF PROPERTY

      The Company's headquarters are located in space leased under an agreement that extends to January 31, 2005 (with an option to purchase) and consists of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell New Jersey at an annual rental of approximately $137,000. The Company also leases approximately 7,300 square feet of office space for its Teletrade subsidiary in Kingston, New York at an annual rental of approximately $89,000. The Company also leases approximately 7,500 square feet of office space in Santa Ana, California for its Spectrum subsidiary at an annual rental of approximately $192,000. The Company also rents other storage facilities located mostly in New Jersey, at annual rentals of approximately $21,000.


Item 3.   LEGAL PROCEEDINGS

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


                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is listed on NASDAQ National Market ("NASDAQ") under the symbol "GMAI". According to American Stock Transfer & Trust and ADP Proxy Services, the holders of record of the Company's Common Stock totaled 89 and beneficial owners of record totaled 2,241 at June 30, 2001.

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

      The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 2001, 2000 and 1999 are shown in the following schedule:

                            For the years ended June 30,
               --------------------------------------------------------
                      2001               2000               1999
               ------------------  -----------------  -----------------
     (Quarter)    High      Low       High     Low       High     Low
     ----------  ----------------  -----------------  -----------------
     First        $11.88  $ 7.69    $ 28.50  $10.88    $  2.41  $ 1.50
     Second       $ 8.69  $ 1.75    $ 17.50  $ 9.31    $ 21.75  $ 1.63
     Third        $ 3.22  $ 1.78    $ 27.81  $12.88    $ 14.50  $ 7.50
     Fourth       $ 3.01  $ 1.25    $ 21.50  $ 9.53    $ 22.00  $ 9.25

The quotations shown above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

      On May 14, 2001, the Company entered into an agreement with The Tail Wind Fund Ltd., LBI Group Inc., and Lombard Odier & Cie which amended certain provisions of the original purchase agreement between the Company and such investors, dated January 25, 2000. Under the terms of the amendment, the Investors waived rights to receive additional stock of the Company pursuant to the terms of the original agreement, (which they had received as anti-dilution protection) in exchange for the issuance to the investors of an aggregate of 627,500 shares of the Company's common stock, par value $.01 per share, and subject to certain other conditions. In addition, on that date, the Company entered into a purchase agreement with The Tail Wind Fund Ltd. pursuant to which the Company sold an aggregate of 500,000 shares of common stock of GMAI-Asia.com, Inc., par value $1.00 per share, owned by it to such investor.

      In addition, during the fourth quarter the Company entered into two stock purchase agreements with Auctentia, S.A. ("Auctentia"), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. ("Afinsa"). Under the first agreement, dated as of May 16, 2001, the Company issued to Auctentia 1,000,000 shares of the Company's common stock, for an aggregate purchase price of $2 million, which represents the closing price of the Company's common stock on May 16, 2001. Under the second agreement, dated as of May 23, 2001, the Company agreed to issue an additional 1,000,000 shares of the Company' common stock for an aggregate purchase of $2 million, in five installments (which vary in amount) commencing June 15, 2001 and ending October 15, 2001. Subsequent to June 30, 2001, Afinsa has paid $1.4 million for 700,000 shares.

      Esteban Perez, a director of the Company, is Chairman of the Board of Directors and Chief Executive Officer of Auctentia. Albertino de Figueiredo, also a director of the Company, is Chairman of the Board of Afinsa. At September 10, 2001, Auctentia held 4,771,630 shares of common stock of the Company, representing approximately 42.4% of the total number of shares outstanding as of May 10, 2001, plus 126,833 shares into which the 126,833 warrants held by Auctentia may be exercised, according to the Amendment to Schedule 13D filed by Afinsa with the Securities and Exchange Commission, dated September 10, 2001.

      The stock of the Company issued and to be issued as described above is subject to certain registration rights.


Item 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of operations and the consolidated balance sheet data for the years ended June 30, 2001, 2000, and 1999, are derived from, and are qualified by reference to, the audited consolidated financial statements of Greg Manning Auctions, Inc.

                                                                                  Years Ended June 30,
                                                                          (In Thousands, except per share data)
                                                           ------------------------------------------------------------------------
                                                             2001             2000          1999(1)         1998(1)           1997
                                                           --------        --------        --------        --------        --------
Consolidated Statements of Operations Data
     Net Revenues                                          $ 67,396        $ 62,379        $ 77,484        $  8,690        $ 15,051
     Cost of merchandise sold                                62,354          50,559          65,741           4,569           8,287
                                                           --------        --------        --------        --------        --------
        Gross profit                                          5,042          11,820          11,743           4,121           6,764

     Sales and marketing expenses                             1,879           2,442           2,033             581             777
     Depreciation and Amortization                            1,564           1,010             739             374             343
     Other Expense                                              340              --              --              --              --
     Acquisition and merger costs                               205             926              --              --              --
     Intangible Impairment                                    2,158              --              --              --              --
     General and administrative expenses                     10,536          10,845           9,136           3,892           4,262
                                                           --------        --------        --------        --------        --------
        Total operating expenses                             16,682          15,223          11,908           4,847           5,382
                                                           --------        --------        --------        --------        --------
     Income (loss) from operations                          (11,640)         (3,403)           (165)           (726)          1,382

     Interest and other expense (net)                        (1,136)         (1,090)         (1,201)           (233)           (138)
     Gain on sale of marketable securities
        and investments                                          --              14           2,555             672              --
     Income (loss) from operations of investees              (4,951)           (851)             95
                                                           --------        --------        --------        --------        --------
     Income (loss) before income taxes                      (17,727)         (5,330)          1,284            (287)          1,244
     Provision for (benefit from)
        income taxes                                         (1,404)         (1,661)            461             (55)            583
                                                           --------        --------        --------        --------        --------
     Net income (loss)                                     $(16,323)       $ (3,669)       $    823        $   (232)       $    661
                                                           ========        ========        ========        ========        ========

     Net income (loss) per share:
        Basic                                              $  (1.58)       $  (0.38)       $   0.11        $  (0.05)       $   0.15
                                                           ========        ========        ========        ========        ========
        Diluted                                            $  (1.58)       $  (0.38)       $   0.11        $  (0.05)       $   0.15
                                                           ========        ========        ========        ========        ========

     Weighted average shares:
        Basic                                                10,299           9,710           7,355           4,420           4,520
                                                           ========        ========        ========        ========        ========
        Diluted                                              10,299           9,710           7,799           4,420           4,520
                                                           ========        ========        ========        ========        ========
 Consolidated Balance Sheet Data:
     Cash and cash equivalents                             $  2,158        $  1,092        $    811        $    603        $    635
                                                           ========        ========        ========        ========        ========
     Total Current Assets                                    24,235          33,265          33,967          12,465          22,019
                                                           ========        ========        ========        ========        ========
     Total Assets                                            40,452          55,443          46,772          18,663          25,529
                                                           ========        ========        ========        ========        ========

     Total Current Liabilities                             $ 16,885        $ 17,365        $ 22,840        $ 11,010        $ 17,373
                                                           ========        ========        ========        ========        ========
     Total Long-Term Liabilities                                168             111           3,605             118             421
                                                           ========        ========        ========        ========        ========
     Total Liabilities                                       17,053          17,476          26,445          11,128          17,794
                                                           ========        ========        ========        ========        ========
     Total Stockholders' Equity                              23,399          37,967          20,327           7,536           7,735
                                                           ========        ========        ========        ========        ========
     Total Liabilities and Stockholders' Equity            $ 40,452        $ 55,443        $ 46,772        $ 18,663        $ 25,529
                                                           ========        ========        ========        ========        ========

----------

(1)   All  1999  amounts  reflect  the   acquisition  of  Spectrum   Numismatics
      International,  Inc.,  which  was  accounted  for  using  the  pooling  of interests method of accounting, as if it had been acquired July 1, 1998,and also include the operations of Teletrade, Inc. (which was accounted for using the purchase method of accounting) from November 1, 1998

                        Condensed Interim Financial Data
                                   (unaudited)

                                                       1st               2nd              3rd              4th
 (In Thousands except per share amounts)             Quarter           Quarter          Quarter          Quarter
----------------------------------------------------------------------------------------------------------------
     2001
     -----------------------------------------------------------------------------------------------------------
     Net Revenues                                    $ 14,407         $ 13,527         $ 17,836         $ 21,626
     Cost of merchandise sold                          11,945           11,288           16,683           22,438
                                                     --------         --------         --------         --------
         Gross profit                                   2,462            2,239            1,153             (812)

     Sales and marketing expenses                         616              461              306              496
     Depreciation and Amortization                        363              373              424              404
     Other Expense                                         --               --               --              340
     Acquisition and merger costs                          --              205               --               --
     Intangible Impairment                                 --               --              300            1,858
     General and administrative expenses                2,356            2,542            2,665            2,973
                                                     --------         --------         --------         --------
         Total operating expenses                       3,335            3,581            3,695            6,071
                                                     --------         --------         --------         --------
     Income (loss) from operations                       (873)          (1,342)          (2,542)          (6,883)

     Interest and other expense (net)                    (173)            (265)            (344)            (354)
     Gain on sale of marketable
       securities and investments                          --               --               --               --
     Income (loss) from operations of investees          (277)            (432)            (245)          (3,997)
                                                     --------         --------         --------         --------
     Income (loss) before income taxes                 (1,323)          (2,039)          (3,131)         (11,234)
     Provision for (benefit from) income taxes           (423)            (604)            (977)             600
                                                     --------         --------         --------         --------
     Net income (loss)                               $   (900)        $ (1,435)        $ (2,154)        $(11,834)
                                                     ========         ========         ========         ========

     Net income (loss) per share:
         Basic
                                                     $  (0.09)        $  (0.14)        $  (0.21)        $  (1.07)
                                                     ========         ========         ========         ========
         Diluted
                                                     $  (0.09)        $  (0.14)        $  (0.21)        $  (1.07)
                                                     ========         ========         ========         ========

                                                       1st               2nd              3rd              4th
 (In Thousands except per share amounts)             Quarter           Quarter          Quarter          Quarter
----------------------------------------------------------------------------------------------------------------
     2001
     -----------------------------------------------------------------------------------------------------------
     Net Revenues                                    $ 15,208         $ 12,981         $ 18,050         $ 16,140
     Cost of merchandise sold                          12,863           10,918           13,335           13,443
                                                     --------         --------         --------         --------
         Gross profit                                   2,345            2,063            4,715            2,697

     Sales and marketing expenses                         560              577              624              681
     Depreciation and Amortization                        231              235              226              318
     Acquisition and merger costs                          15              553               66              292
     Intangible Impairment                                 --               --               --               --
     General and administrative expenses                2,213            2,737            2,605            3,290
                                                     --------         --------         --------         --------
         Total operating expenses                       3,019            4,102            3,521            4,581
                                                     --------         --------         --------         --------
     Income (loss) from operations                       (674)          (2,039)           1,194           (1,884)
     Interest and other expense (net)                    (177)            (266)            (384)            (263)
     Gain on sale of marketable securities
       and investments                                     14               --
     Income (loss) from operations of investees           (59)              64             (103)            (753)
                                                     --------         --------         --------         --------
     Income (loss) before income taxes                   (876)          (2,241)             707           (2,900)
     Provision for (benefit from) income taxes           (408)            (708)             205             (750)
                                                     --------         --------         --------         --------
     Net income (loss)                               $   (488)        $ (1,533)        $    502         $ (2,150)
                                                     ========         ========         ========         ========

     Net income (loss) per share:
         Basic                                       $  (0.06)        $  (0.18)        $   0.05         $  (0.22)
                                                     ========         ========         ========         ========
         Diluted                                     $  (0.06)        $  (0.18)        $   0.05         $  (0.22)
                                                     ========         ========         ========         ========

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis should be read with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report. (Dollars in thousands except as noted or per share information)

      Effective February 18, 2000, the Company's acquisition of Spectrum Numismatics International, Inc. ("Spectrum") was consummated. The acquisition has been accounted for using the pooling of interests method of accounting. In accordance with Generally Accepted Accounting Principles, the historical financial statement information presented below include the balances from Spectrum's financial statements as if the acquisition had been made as of July 1, 1998.

General

      The Company has one segment consisting of various collectibles which are summarized in the accompanying table.

      The Company's aggregate sales are generated by the sale of property at auction, by private treaty and by sale of the Company's inventory. The following table displays the aggregate sales for the Company for the years ended June 30, 2001, 2000 and 1999, and shows the comparisons for the respective years subdivided by source and collectible type:

                                                         For the Years Ended June 30,
                                     -----------------------------------------------------------------
                                                 (In Thousands, except for percentages)

                                                                                  Percentages
                                                                      --------------------------------
                                       2001       2000       1999        2001       2000        1999
                                     --------   --------   --------   --------    --------    --------
Aggregate Sales                      $ 96,489   $114,122   $102,288        100%        100%        100%
                                     ========   ========   ========   ========    ========    ========
    By Source:
       A. Auction                      34,156   $ 58,459   $ 24,804         35%         51%         24%
       B. Sales of Inventory           62,333     55,663     77,484         65%         49%         76%
                                     --------   --------   --------   --------    --------    --------

    By Collectible Type:
       A. Philatelics                  15,192   $ 14,125   $ 18,501         16%         12%         18%
       B. Numismatics                  58,641     60,110     74,078         61%         53%         72%
       C. Mass Market Collectibles      5,313     26,925         --          6%         24%          0%
       D. Sports Collectibles           7,034      8,078      7,248          7%          8%          7%
       E. Diamond                          93        484        422          0%          0%          0%
       F. Art                              39         74      1,359          0%          0%          2%
       G. Other Collectibles           10,177      4,326        680         11%          4%          1%

      Aggregate sales consist of the aggregate proceeds realized from the sale of property, which include the Company's commissions when applicable. Property sold by the Company is either consigned to it by the owner of the property, or is owned by the Company directly. Aggregate sales of the Company's inventory are classified as such without regard as to whether the inventory was sold at auction or directly to a customer. Aggregate sales by auction and by private treaty represent the sale of property consigned by third parties. Mass market collectibles as shown above are the sales of the Greg Manning Direct, Inc. subsidiary.

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

      The following table sets forth, for the periods presented certain data from our consolidated statements of operations as a percentage of net revenues. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                                                        Percentage Increase
                                                Fiscal Year                (Decrease) in $
                                              2001      2000       1999   2001 vs 2000   2000 vs
                                            -----------------     -----------------------------
Net Revenue                                   100.0%    100.0%    100.0%        8.0%      -19.5%
Gross Profit                                    7.5      18.9      15.2       (57.3)        0.7
Operating Expenses
       General and Administrative               8.0       9.7       6.2       (10.8)       25.5
       Depreciation and Amortization            2.3       1.6       1.0        54.9        36.6
      Intangible Impairment                     3.2        --        --         N/A         N/A
       Other Expense                            0.5        --        --         N/A         N/A
       Salaries and Wages                       7.7       7.7       5.6         7.1        11.2
       Acquisition and Merger Costs             0.3       1.5        --       (77.9)         --
       Marketing                                2.8       3.9       2.6       (23.1)       20.1
                                            -------     -----     -----     -------     -------
Total Operating Expenses                       24.8      24.4      15.4        (9.6)       27.8
                                            -------     -----     -----     -------     -------
                                              (17.3)     (5.5)     (0.2)      242.1     1,961.6

Interest and other Expense net                 (1.7)     (1.7)     (1.5)        4.2        (9.2)
Loss from operations of investees              (7.3)     (1.4)      0.1       481.5      (993.6)
Gain on sale of marketable securites             --        --       3.3      (100.0)      (99.4)
                                            -------     -----     -----     -------     -------
Loss before income taxes                      (26.3)     (8.5)      1.7       232.6      (515.0)
                                            -------     -----     -----     -------     -------
Provision for (Benefit from) income taxes      (2.1)     (2.7)      0.6       (15.4)     (460.0)
                                            -------     -----     -----     -------     -------
Net Loss                                      (24.2)     (5.9)      1.1       344.9      (545.8)
                                            =======     =====     =====     =======     =======


Results of Operations Years ended June 30, 2001 and 2000 (Dollars in thousands except as noted or per share information)

      Revenues: For the year ended June 30, 2001, operating revenues increased approximately $ 5,017 (8%) to approximately $ 67,396 compared with approximately $ 62,379 for the year ended June 30, 2000. This increase is largely attributable to an increase in sales of owned inventory of approximately $6,670. This increase was primarily the result of higher sales by Spectrum of approximately $ 2,356, and increased sales of comics and movie posters. These increases were partially offset by an decrease in commission revenue of approximately $ 1,653, which was primarily the result of decreased commissions earned from Greg Manning Direct Inc. of approximately $ 1,640.

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

      Gross profit decreased , from approximately $ 11,820 for the year ended June 30, 2000 to approximately $5,042 for the year ended June 30, 2001. This represents a decrease of approximately $6,778. Included in Cost of Merchandise Sold are reserves recorded to reflect management's estimate of net realizable value of inventories relating to price variability of approximately $2,400 and $500 for the years ended June 30, 2001 and 2000, respectively. This reduced gross profit also reflects management's aggressive program to lower inventory balances which was initiated earlier this year.

      Operating Expenses: The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 2001 totaled approximately $16,682 compared with approximately $15,223 for the year ended June 30, 2000, representing an increase of approximately $1,459 (or 10%). Included in the operating loss for fiscal 2001 are expenses relating to intangible impairment of $2,158 and acquisition and merger costs of $205. The primary changes in the operating expenses for the year ended June 30, 2001 from the prior year were decreases in marketing costs of approximately $563 (23%) and general and administrative expenses of approximately $ 651 (11%), which were partly offset by increases in depreciation and amortization of approximately $554 (55%) and salaries and wages of approximately $342 (7%). These increases in overall costs, in combination with the revenue increases had the effect of increasing operating costs as a percent of operating revenue from 24% during the year ended June 30, 2000 to 25% in the year ended June 30, 2001. The Company recorded expenses relating to bad debts of $415 in fiscal 2001 and $534 during fiscal 2000. Over the past five years, the average ratio of bad debt to aggregate sales was less than 1%.

      Interest income and expense: Interest expense decreased approximately $115 (11%) to approximately $1,428 for the year ended June 30, 2001 as compared to that of the previous year. This decrease was attributable to lower average borrowings caused primarily by the repayment of loans. Interest income decreased during the year ended June 30, 2001 by approximately $161 (36%). This was caused by an overall decrease in advances to consignors.

      Provision for Income Taxes: . The Company's effective tax rate (benefit) for the year ended June 30, 2001 and 2000 were approximately (8%) and (31%), respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change in future periods if operating results or acquisition related costs differ significantly from current projections.

      Net Income (Loss): The Company recorded a net loss for the year ended June 30, 2001 of approximately $16,323 compared to approximately $3,669 for the year ended June 30, 2000 and reflected an increased loss of approximately $12,654 during this period. The decrease in operating income of approximately $8,237 during the year ended June 30, 2001, coupled with the increase in losses from operations of investees of approximately $4,100 and a decrease in the provision for income taxes (benefit) of approximately $257 compared to the previous year were the main contributors to the change in earnings.

      Of the aforementioned loss from operations of investees, approximately $3,186 relates directly to advances made by GMAI-Asia, to its unconsolidated affiliates, China Everbright Telecommunication Products, Ltd. ("Products") and iAtoZ.Com, Limited ("iAtoZ"). These advances were written off in Fiscal 2001; the effect of this write-off on GMAI's fiscal 2001 results was approximately $2,086. The effect on the Company relating to GMAI-Asia's amortization of goodwill expense was approximately $1,200.

Results of Operations Years Ended June 30, 2000 and 1999 (Dollars in thousands except as noted or per share information)

      Revenues: For the year ended June 30, 2000, operating revenues decreased approximately $ 15,105 (19%) to approximately $ 62,379 compared with approximately $ 77,484 for the year ended June 30, 1999. This decrease is largely attributable to a decrease in sales of owned inventory of approximately $ 16,888. This decrease was primarily the result of lower sales by Spectrum of approximately $ 20,419, and the deferral of an Ivy & Mader auction, ordinarily held during the fourth quarter, which was deferred until July, 2000 so that it could be held during the World Stamp Expo 2000, which was sponsored by the United States Postal Service, for which Ivy & Mader was appointed the official exclusive auctioneer. These decreases were partially offset by an increase in commission revenue of approximately $ 1,783, which was primarily the result of commissions earned from Greg Manning Direct Inc. of approximately $ 2,027.

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

      Gross profit increased by 1%, from approximately $ 11,743 for the year ended June 30, 1999 to approximately $11,820 for the year ended June 30, 2000. This represents an increase of approximately $77.

      Operating Expenses: The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 2000 totaled approximately $15,223 compared with approximately $11,908 for the year ended June 30, 1999, representing an increase of approximately $3,315 (or 28%). Of this increase, approximately $1,578 (48%) was attributable to the inclusion of a full year of operating expenses by Teletrade, of which only eight months were included last year. The primary changes in the operating expenses for the year ended June 30, 2000 from the prior year were increases in marketing costs of approximately $409 (20%), depreciation and amortization of approximately $270 (37%) and salaries and wages of approximately $486 (11%). Also included are approximately $926 in acquisition costs, approximately $534 in non-cash Bad Debt expense, approximately $280 in non-cash inventory reserves, approximately $227 in other non-recurring costs and approximately $655 in costs incurred to build the infrastructure of the Company. These increases in overall costs, in combination with the revenue decreases had the effect of increasing operating costs as a percent of operating revenue from 15% during the year ended June 30, 1999 to 24% in the year ended June 30, 2000.

      The Company recorded expenses relating to bad debts of $534 at the end of fiscal 2000, compared to $86 in fiscal 1999. While the fiscal 2000 amount represents a significant increase over the prior year, it is consistent with prior years as a percentage of aggregate sales. The fiscal 2000 bad debt charge represents .5% of aggregate sales . Over the past five years, the average ratio of bad debt to aggregate sales was less than 1%.

      Interest income and expense: Interest expense decreased approximately $101 (6%) to approximately $1,543 for the year ended June 30, 2000 as compared to that of the previous year. This decrease was attributable to lower average borrowings caused primarily by the repayment of loans outstanding with the proceeds of the sale of common stock during the third quarter of fiscal 2000. Interest income increased during the year ended June 30, 2000 by approximately $5 (1%). This was caused by an overall increase in advances to consignors.

        Provision for Income Taxes. The Company's effective tax rate (benefit) for the year ended June 30, 2000 and 1999 were approximately (31%) and 44%, respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change in future periods if operating results or acquisition related costs differ significantly from current projections.

      Net Income (Loss): The Company recorded a net loss for the year ended June 30, 2000 of approximately $3,669 compared to net income of approximately $ 823 for the year ended June 30, 1999, reflecting a decrease of approximately $4,492 during this period. The decrease in operating income of approximately $3,238 during the year ended June 30, 2000, coupled with a decrease in the gain on sale of marketable securities and investments of approximately $2,540, and the increase in losses from operations of investees of approximately $851 and a decrease in the provision for income taxes of approximately $2,122 compared to the previous year were the main contributors to the change in earnings.

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

Liquidity and Capital Resources

      The Company experienced a positive cash flow from operating activities of approximately $620 for the year ended June 30, 2001 as compared to a negative cash flow of approximately $7,639 for fiscal 2000, an increase of approximately $8,259. This increase in cash flow for the year ended June 30, 2001 was primarily attributable to a decrease in inventory of approximately $6,248 and a decrease in advances it consignors of approximately $2,000 and a decrease in accounts payable to third party consignors of approximately $1,243.

      The Company experienced a negative cash flow from operating activities of approximately $7,639 for the year ended June 30, 2000 as compared to a negative cash flow of approximately $5,514 for fiscal 1999, a decrease of approximately $2,125. This decrease in cash flow for the year ended June 30, 2000 was primarily attributable to a decrease in net income of approximately $4,492, an increase in inventory and deferred tax benefit of approximately $1,567 and a decrease in accounts payable and other assets of approximately $3,643 which was partly offset by increases in accounts payable to third party consignors, accrued expenses, bad debt reserves and depreciation and amortization of approximately $3,474.

      The Company had a negative cash flow from investing activities of approximately $720 for the year ended June 30, 2001 as compared to a negative cash flow of approximately $2,743 for the previous year, an increase of approximately $2,023. The negative cash flow for the year ended June 30, 2001 was primarily attributable to additional purchases of property and equipment.

      The Company had a negative cash flow from investing activities of approximately $2,743 for the year ended June 30, 2000 as compared to a negative cash flow of approximately $1,316 for the previous year, a decrease of approximately $1,262. The negative cash flow for the year ended June 30, 2000 was primarily attributable additional cash investment in GMAI-Asia.com.

      The Company had positive cash flow from financing activities of approximately $1,166 for the year ended June 30, 2001 as compared to $10,663 for the previous year, a decrease of approximately $9,497. This decrease was primarily caused by a decrease in proceeds from stock subscriptions receivable of approximately $3,000 and proceeds from the sale of common stock of approximately $13,868 which was partly offset by decreases in repayment of demand and loans payable of approximately $7,318.

      The Company had positive cash flows from financing activities of approximately $10,663 for the year ended June 30, 2000 as compared to $6,314 for the previous year, an increase of approximately $4,349. This increase was primarily caused by an increase in proceeds from stock subscriptions receivable of approximately $3,000 and an increase in proceeds from the sale of common stock of approximately $12,669 which was partly offset by an increase in repayment of demand and notes payable of approximately $5,361.

      During the year ended June 30, 2000, the Company paid off two term loans aggregating $1,587 from Brown Brothers Harriman & Co. ("Brown Brothers"). During this same period, the Company decreased its borrowings under its revolving credit facility by $ 2,102. The Company also paid off $650 to the Bank of America under its revolving credit facility and $2,000 to a former shareholder of Spectrum. In addition, the Company paid $750 to former shareholders of Teletrade as part of the purchase of Teletrade and approximately $1,333 for the purchase of treasury stock. These amounts were offset by the exercise of employee stock options, receipt of proceeds from stock subscriptions receivable and the sale of the Company's Common Stock totaling approximately $19,000. This provided for a net increase in cash provided by financing activities of approximately $10,663.

      The credit agreement with Brown Brothers was entered into in May 1995, and was amended in February 1998 and June 1999. Borrowings under this facility are based on a formula of account receivables, inventory and consignor advances. This credit facility is used to fund cash advances and inventory purchases as well as to provide additional liquidity using the Company's auction receivables and other assets as collateral. At June 30, 2001 and 2000, borrowings under this facility aggregated $2,400 and $1,600, respectively, and are payable on demand. The Company is seeking alternate financing sources and plans to repay these facilities by October 31, 2001. As of September 25, 2001, the balance owed to Brown Brothers was $600.

      As of June 30, 2001 the Company was not in compliance with guidelines in the loan agreement relating to the formula of earnings before interest, depreciation and taxes to interest expense and increase in tangible net worth (as defined in the agreement). As a result, Brown Brothers has the right under the credit agreement to demand immediate repayment of all amounts outstanding without the otherwise applicable 120 day notice period. As of September 25, 2001, Brown Brothers had not demanded such repayment.

      At June 30, 2001, Spectrum was a party to a secured revolving credit facility with Bank of America, and provides for a credit facility for working capital purposes in an aggregate amount of $10,000 subject to adjustments as defined in the agreement. Borrowings under this facility are based on a formula of account receivables and inventory and consignor advances. This credit facility is used to fund cash advances and inventory purchases as well as to provide additional liquidity using the Company's receivables and other assets as collateral. At June 30, 2001, borrowings under this facility aggregated $5,200 and are payable on demand. Greg Manning, Chairman of the Board of Directors, President and Chief Executive Officer of the Company, has personally guaranteed this line of credit. Spectrum is seeking alternate financing sources and plans to repay these facilities by October 31, 2001. As of September 25, 2001, the balance owed to Bank of America was $1,275.

      Subsequent to June 30, 2001, the Company obtained a secured loan from a privately held capital fund for a $1,600, which is due July 31, 2002. This loan is collateralized by certain inventories and bears interest at a rate of 10% per annum. The Company will continue to seek new sources of financing.

      A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the years ended June 30, 2001 and 2000, the Company's expense relating to bad debt was approximately $0 and $534 respectively. For the years ended June 30, 2001 and 2000 the Company's history of bad debts has been 0% and
 .47% respectively, of aggregate sales.

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

      Management believes that the Company's cash flow from ongoing operations supplemented by the Company's working capital credit facilities will be adequate to fund the company's working capital requirements for the next 12 months. However, to complete any of the Company's proposed expansion activities or to make any significant acquisitions, the Company will consider exploring financing alternatives including increasing its working capital credit facilities or raising additional debt or equity capital. The raising of additional equity capital will cause dilution to existing shareholders.

Inflation

      The effect of inflation on the Company has not been significant during the last three fiscal years.

Safe Harbor Statement

      From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of
Section 27A of the  Securities  Act of 1933 and  Section  21E of the  Securities
Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

      o The Company incurred a net loss of $16,323 for the fiscal year ended June 30, 2001. The Company is seeking to reduce operating expenses, optimize profitability and align resources with long-term business growth strategies, as well as to explore new sources of collectibles in an effort to increase margins and revenues from commissions. There can be no assurance, however, that these steps (or any others) will result in a significant improvement in the Company's financial condition, on either a short or long-term basis particularly in light of generally unfavorable economic conditions and changes in the collectibles marketplace.

      o The Company is currently seeking new sources of financing to replace its current credit facilities, which will expire shortly. While the Company believes it will be able to obtain such new financing, if it fails to do so on a timely basis and upon satisfactory terms, the Company's operations and cash flow could be materially and adversely affected.

      o If the revenue of the Company fails to offset operating expenses in the future, the Company may be required to fund future operations through the sale of additional common stock, which could cause the market price of the stock to decline, as well as have a dilutive effect on the value of the common stock currently outstanding.

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

      o The business of selling stamps, coins, and other collectibles at auction and in retail sales is highly competitive. The Company competes with a number of auction houses and collectibles companies throughout the United States and the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other companies with greater financial and other resources and name recognition will not enter the market.

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

            In addition, the tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made that could result in Internet activities, including the sale of goods and services, being taxed. The U.S. Congress has passed the Internet Tax Information Act, which placed a three-year moratorium on new state and local taxes on Internet commerce and is currently considering extending such moratorium. There may, however, be enacted in the future laws that change the federal, state or local tax treatment of the Internet in a way that is detrimental to our business.

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

      o The Company cannot accurately forecast revenues of its business. The Company may experience significant fluctuations in its quarterly operating results. Future fluctuations in operating results or revenue shortfalls could adversely affect the success of the Company.

      o The popularity of collectibles could decline. This could affect the market value of inventory the Company currently holds or may hold in the future.

      o The Company's future results of operations could be adversely affected by changes in accouanting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants.


This list should not be considered an exhaustive statement of all potential risks and uncertainties.

Item 8.   FINANCIAL STATEMENTS and SUPPLEMENTARY DATA

      The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 8:


                                      INDEX

                                                                           Page
                                                                          Number

Report of Independent Accountants .......................................... 28

Report of Management ....................................................... 29

Consolidated Balance Sheets - June 30, 2001 and 2000 ....................... 30

Consolidated Statements Of Operations - Years ended
June 30, 2001, 2000 And 1999 ............................................... 31

Consolidated Statement of Stockholders' Equity--Years ended
June 30, 2001, 2000 and 1999 ............................................... 32

Consolidated Statements of Cash Flows - Years ended
June 30, 2001, 2000 And 1999 ............................................... 35

Consolidated Statements of Comprehensive Income--Years ended
June 30, 2001, 2000 and 1999 ............................................... 36

Notes to Consolidated Financial Statements ................................. 37

                        Report of Independent Accountants






To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the  accompanying  consolidated  balance  sheets of Greg Manning
Auctions, Inc. and Subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for each of the three years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Untied States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning
Auctions, Inc. and its Subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Amper, Politziner & Mattia P.A.
-----------------------------------

September  14,  2001
Edison, New Jersey

Greg Manning Auctions, Inc.
775 Passaic Avenue
West Caldwell, New Jersey 07006


September 14, 2001


REPORT OF MANAGEMENT

The Company's consolidated financial statements were prepared by management, which is responsible for their integrity and objectivity. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts based on management's best estimates and judgements.

Management is further responsible for maintaining a system of internal control structure and related policies and procedures designed to provide reasonable assurance that assets are adequately safeguarded and that the accounting records reflect transactions executed in accordance with management's authorization.

The Company's financial statements have been audited by independent public accountants who have expressed their opinion with respect to the fairness of these statements.

The Audit Committee of the Board of Directors, composed of non-employee directors, meets periodically with the independent public accountants to evaluate the effectiveness of the work performed by them in discharging their responsibilities and to assure their independent and free access to the Committee.



            /s/  GREG MANNING                       /s/  LARRY CRAWFORD
            -----------------------                 -----------------------
            Greg Manning                            Larry Crawford
            Chairman, President and                 Chief Financial Officer
            Chief Executive Officer

                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheets
                                    June 30,
                     (In Thousands except Per Share Amounts)


                                                           2001          2000
                                                         --------      --------
                   Assets

 Current Assets

      Cash and Cash Equivalents                          $  2,158         1,092
      Accounts Receivable, net
        Auctions Receivable                                 7,480         6,748
        Auctions Receivable - Related Party                    --           614
        Advances to Consignors                                853         2,852
        Other                                                 700            16
      Inventory                                            12,866        20,601
      Deferred Tax Asset                                    1,590           824
      Prepaid Expenses                                        324           518
                                                         --------      --------
        Total Current Assets                               25,971        33,265

      Property and Equipment, Net                           1,422           928
      Goodwill, Net                                         5,122         6,601
      Other Purchased Intangibles, Net                      3,022         3,022
      Marketable Securities                                   147           231
      Investment in Equity Method Investees                    --         5,937

      Other Non-Current Assets
        Deferred Tax Asset                                  2,554         1,920
        Inventory                                           1,700         2,400
        Advances to Consignors                                358           753
        Other                                                 156           386
                                                         --------      --------
        Total Assets                                       40,452        55,443
                                                         ========      ========

         Liabilities and Stockholders' Equity

 Current Liabilities
      Demand Notes Payable                                  8,040         7,950
      Notes Payable                                            75           182
      Payable to Third Party Consignors                     2,711         1,468
      Accounts Payable                                      4,135         3,493
      Advance from Related Party                               90         2,422
      Accrued Expenses                                      1,834         1,850
                                                         --------      --------
        Total Current Liabilities                          16,885        17,365
      Notes Payable - Long Term                               168           111
                                                         --------      --------
 Total Liabilities                                         17,053        17,476

Stockholders' Equity
Preferred Stock, $.01 par value. Authorized
      10,000 shares; none issued
Common Stock, $.01 par value
      Authorized: 40,000 shares
      Issued June 30, 2001 - 11,987 shares
     Issued June 30, 2000 - 10,025 shares                     120           100
Additional paid in capital                                 44,252        41,251

Accumulated other comprehensive income:
Unrealized loss on marketable securities,
      net of tax                                             (143)          (92)
Accumulated Deficit                                       (18,282)       (1,959)
 Treasury stock, at cost
     368 shares at June 30, 2001
     100 shares at June 30, 2000                           (2,548)       (1,333)
                                                         --------      --------
        Total Stockholders' Equity                         23,399        37,967
                                                         --------      --------
        Total Liabilities and Stockholders' Equity       $ 40,452      $ 55,443
                                                         ========      ========

   See accompanying notes to consolidated financial statements.

                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,
                    (In Thousands, Except Per Share Amounts)

                                                                  2001           2000            1999
                                                                --------       --------        --------
 Operating Revenues
     Sales of merchandise
                                                                $ 62,333       $ 55,663        $ 72,551
     Commissions earned                                            5,063          6,716           4,933
                                                                --------       --------        --------
       Total Revenues                                             67,396         62,379          77,484

 Cost of merchandise sold                                         62,354         50,559          65,741
                                                                --------       --------        --------
       Gross profit                                                5,042         11,820          11,743

 Operating Expenses
     General and Administrative                                    5,373          6,024           4,801
     Salaries and Wages                                            5,163          4,821           4,335
     Depreciation and Amortization                                 1,564          1,010             739
     Intangible Impairment                                         2,158             --              --
     Marketing                                                     1,879          2,442           2,033
     Other Expense                                                   340             --              --
     Acquisition and Merger Costs                                    205            926              --
                                                                --------       --------        --------
 Total Operating Expenses                                         16,682         15,223          11,908
                                                                --------       --------        --------
       Operating Loss                                            (11,640)        (3,403)           (165)

 Other Income (expense)
     Gain on sale of marketable
    securities and investments                                        --             14           2,555
     Interest Income                                                 292            453             448
     Interest Expense                                             (1,428)        (1,543)         (1,644)
     Minority Interest                                                --             --              (5)
     Income (Loss) from operations of investees                   (4,951)          (851)             95
                                                                --------       --------        --------
        Income (Loss) before income taxes                        (17,727)        (5,330)          1,284
 Provision for (Benefit from) income taxes                        (1,404)        (1,661)            461
                                                                --------       --------        --------
 Net Income (Loss)                                              $(16,323)      $ (3,669)       $    823
                                                                ========       ========        ========

 Basic Earnings (Loss) per Share:

     Weighted average shares outstanding                          10,299          9,710           7,355
                                                                ========       ========        ========
     Basic Earnings (Loss) per Share                            $  (1.58)      $  (0.38)       $   0.11
                                                                ========       ========        ========
 Diluted Earnings (Loss) per Share:

     Weighted average shares outstanding                          10,299          9,710           7,799
                                                                ========       ========        ========
     Diluted Earnings (Loss) per Share                          $  (1.58)      $  (0.38)       $   0.11
                                                                ========       ========        ========

         See accompanying notes to consolidated financial statements

                           Greg Manning Auctions, Inc.
                 Consolidated Statement of Stockholders' Equity
                          July 1, 1998 to June 30, 2001
                                 (In Thousands)

                                                                                Unrealized
                                                                                  Gain
                                               Common Stock        Additional   (loss) on                               Total
                                           --------------------      Paid-In    Marketable   Retained    Treasury    Stockholders'
                                            Shares         $         Capital    Securities   Earnings      Stock        Equity
                                           -------      -------     ----------  ---------    --------    --------    -------------
Balance June 30, 1998                        6,174           62        7,330          19       1,275           --       8,686

Options Exercised                              535            5          887                                              892

Income Tax Benefit from
  Exercise of stock options                                            1,374                                            1,374

Options issued relating to loan                                          200                                              200

Options issued relating to
  acquisition of subsidiary                                               75                                               75

Options issued relating to
  Professional services                                                  150                                              150

Unrealized loss from  marketable
   securities, net of tax                                                            (19)                                 (19)

Common shares sold for cash                  1,076           11        6,489                                            6,500

Common shares issued relating
  to acquisition of subsidiary                 750            7        1,868                                            1,875

Shareholder Distributions-Spectrum                                                              (229)                    (229)

Net income - June 30, 1999                                                                       823                      823
                                           -------      -------      -------     -------     -------     --------     -------
Balance June 30, 1999                        8,535      $    85      $18,373     $    --     $ 1,869     $     --     $20,327

                                                                                   Unrealized
                                                                                     Gain
                                                  Common Stock        Additional   (loss) on                             Total
                                             --------------------      Paid-In     Marketable   Retained   Treasury  Stockholders'
                                              Shares        $          Capital     Securities   Earnings     Stock      Equity
                                             --------    -------      ----------   ----------   --------   --------   -------------
 Balance June 30, 1999                          8,535         85        18,373             -       1,869          -      20,327

 Options Exercised
                                                  123          1           226                                              227

 Income Tax Benefit from exercise of
   stock options                                                           284                                              284

 Common shares sold for cash                    1,036         10        16,989                                           16,999

 Expenses relating to sale of common stock                               (793)                                            (793)

 Common shares issued relating to
    acquisition of subsidiary                     168          2         3,612                                            3,614

 Common shares issued relating to
    acquisition of GMD                            163          2         2,276                                            2,278

 Common Shares repurchased as
    Treasury Shares                                                                                          (1,333)     (1,333)

 Shareholder Distributions-Spectrum                                                                 (159)                  (159)

 Options issued relating to common
     shares sold for cash                                                  245                                              245

 Unrealized loss from marketable
     securities, net of tax                                                              (92)                               (92)

 Spectrum shareholder purchase of
     additional shares for cash                                             39                                               39

 Net loss - June 30, 2000                                                                         (3,669)                (3,669)
                                             --------    -------      --------      ---------  ---------   --------   ---------
 Balance June 30, 2000                         10,025    $   100      $ 41,251      $    (92)  $  (1,959)   $(1,333)   $ 37,967

                                                                                  Unrealized
                                                                                     Gain
                                                  Common Stock        Additional   (loss) on                             Total
                                             --------------------      Paid-In     Marketable   Retained   Treasury  Stockholders'
                                              Shares        $          Capital     Securities   Earnings     Stock      Equity
                                             --------    -------      --------     ----------   ---------   --------  -------------
 Balance June 30, 1999                         10,025        100        41,251           (92)     (1,959)    (1,333)     37,967

 Options Exercised                                 25          -            40                                               40

 Income Tax Benefit from exercise of
   stock options, net of valuation allowance                                58                                               58

 Common shares issued relating to
   acquisition of GMD, net of expenses            159          2           530                                              532

 Common shares sold for cash                    1,150         12         2,289                                            2,301

 Common shares issued to private
    placement investors                           628          6            (6)                                               -

 Options issued relating to
    professional services                                                   90                                               90

 Unrealized loss from marketable securities,
    net of tax                                                                           (51)                               (51)

 Common shares repurchased as
     Treasury Shares                                                                                         (1,215)     (1,215)

 Net loss - June 30, 2001                                                                        (16,323)               (16,323)
                                             --------    -------      --------      ---------  ---------   --------   ---------
 Balance June 30, 2001                         11,987    $   120      $ 44,252      $   (143)  $ (18,282)   $(2,548)   $ 23,399

           See accompanying notes to consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Cash Flows
                          For the Years Ended June 30,
                                 (In Thousands)

                                                                         2001          2000           1999
                                                                       --------      --------       --------
 Cash flows from operating activities:
     Net Income (Loss)                                                 $(16,323)     $ (3,669)      $    823
     Adjustments to reconcile net loss to net
     cash from operating activities:
        Depreciation and amortization                                     1,564         1,361            801
       Intangible impairment                                              2,158
        Provision for bad debts (recovery) and
          consignor advance                                                 415           524            (92)
        Provision for inventory reserve                                   2,388           290             --
        Gain on sale of marketable securities and investments                --           (14)        (2,555)
        Equity in loss (income) of equity method investees                4,951           851            (95)
        Deferred tax (benefit) expense                                   (1,346)         (952)         1,096
       Income tax benefit relating to exercise of stock options             (58)         (284)        (1,374)

        (Increase) decrease in assets:
          Auctions receivable                                              (286)        2,061          1,883
          Advances to consignors                                          2,000           131           (814)
          Inventory                                                       6,248        (6,104)        (5,495)
          Prepaid expenses and deposits                                     202          (104)          (101)
          Other assets                                                     (502)          (39)         2,046

        Increase (decrease) in liabilities:
          Payable to third-party consignors                               1,243        (2,416)        (3,136)
          Accounts payable                                                  119        (1,656)           (98)
          Accrued expenses and other liabilities                            179           (41)           803
         Advance from Related Party                                      (2,332)        2,422             --
          Income taxes payable                                               --            --            794
                                                                       --------      --------       --------
                                                                            620        (7,639)        (5,514)

 Cash flows from investing activities
     Capital expenditures for property and equipment                       (928)         (650)          (280)
     Additional goodwill and acquisition                                   (332)          (97)           (66)
     Purchase of customer list                                               --            --           (100)
     Acquisition of subsidiary                                               --            --         (3,270)
     Proceeds from sale of interest in equity method investee               500            --             --
     Investment in equity method investee                                    40        (2,060)          (271)
     Purchase of marketable securities                                       --            --           (100)
     Distribution from investees                                             --            41             --
     Proceeds from sale of marketable securities and investments             --            23          2,660
                                                                       --------      --------       --------
                                                                           (720)       (2,743)        (1,427)

 Cash flows from financing activities:
     Net proceeds from (repayment of) demand notes payable                   90        (2,752)          (501)
     Net proceeds from (repayment of) loans and loans payable               (50)       (4,526)         2,418
     Repayment of notes receivable                                           --            --            234
     Proceeds from exercise of options                                       40           227            892
     Proceeds from sale of common stock (net of expenses)                 2,301        16,169          3,500
     Dividend to Spectrum partners                                           --          (160)          (229)
     Investment by Spectrum partner                                          --            38             --
     Payment for Treasury Stock                                          (1,215)       (1,333)            --
     Proceeds from Stock Subscriptions Receivable                            --         3,000             --
                                                                       --------      --------       --------
                                                                          1,166        10,663          6,314

 Net change in cash and cash equivalents                                  1,066           281           (627)

 Cash and cash equivalents:
     Beginning of period                                                  1,092           811          1,438
                                                                       --------      --------       --------
     End of period                                                     $  2,158      $  1,092       $    811
                                                                       ========      ========       ========


           See accompanying notes to consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                 Consolidated Statements of Comprehensive Income
                          For the Years Ended June 30,
                                 (In Thousands)


                                                                  2001         2000         1999
                                                                --------     --------      -------
Net Income (Loss)                                               $(16,323)    $ (3,669)     $   823

Other Comprehensive Income (Loss)
    Unrealized gain (loss) from marketable securities,
      net of tax                                                     (77)         (92)       1,195

    Less: reclassification adjustment for gains included
      in net income, net of tax                                        -            -       (1,214)
                                                                --------     --------      -------
Comprehensive Income (Loss)                                     $(16,400)    $ (3,761)     $   804
                                                                ========     ========      =======



           See accompanying notes to consolidated financial statements

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


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

Liquidity

            During the year ended June 30, 2001, the Company incurred a net loss of $16,323 and as of June 30, 2001, the Company's has an accumulated deficit of $18,282. Included in the current year net loss are the special charges in the aggregate of $5,158, which Company has incurred pursuant to its action plan (Note 18). In addition, as part of the overall plans to alleviate liquidity concerns, the Company is currently seeking new bank debt and is considering raising additional capital through the issuance of securities. Additionally, the Company entered into a stock purchase agreement for an aggregate amount of $2,000, of which $1,400 was received subsequent to June 30, 2001 (See Note 14).

            Subsequent to June 30, 2001, the Company obtained a secured loan from a privately held capital fund for a $1,600, which is due July 31, 2002. This loan is collateralized by certain inventories and bears interest at a rate of 10% per annum.

            Management believes that the Company will have the liquidity necessary to implement its plan and support its operations.

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

           The Company also sells its own inventory at auction, wholesale and retail. Revenue with respect to inventory sold at auction is recognized when sold at auction, and for wholesale or retail sales, revenues are recognized when delivered or released to the customer for acceptance or to a common carrier for delivery. Sales returns have not been material.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


                     The  Company   accounts   for  revenue   recognition   in
accordance with Staff Accounting Bulletin No. 101, ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and Emerging Issues Task Force Issue No. 99-19 ("EITF 99-19") "Reporting Revenue Gross as a Principal vs. Net as an Agent" which provides guidance on the recognition of revenue gross as a principal versus net as an agent.

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

Inventories

                Inventories are stated at the lower of cost or market which reflects management's estimates of net realizable value. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory. As of June 30, 2001 and 2000 the amount of inventories subject to these arrangements was approximately $4,800 and $4,500, respectively, which is included in current inventory in the accompanying consolidated balance sheets.

                   The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has declined in value and incurs a charge to operations for such declines. Inventory, which is not expected to be sold within one year, is classified with other Non-Current Assets in the accompanying consolidated balance sheets.

Property and Equipment

           Property and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in results of operations for the period. Leasehold improvements are amortized over the

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


shorter of the estimated useful lives or the remaining life of the lease, which is generally 5 years. Equipment, furniture and fixtures, and vehicles are amortized over a period of generally 5 years or less. Property under capital leases are amortized over the life of the lease which is normally three to five years. The cost of repairs and maintenance is charged to operations as incurred.

Web Site Development Costs

           Web site development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes the development costs in accordance with EITF Issue No. 00-02, "Accounting for Website Development Costs". As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development of its website. Costs incurred in the development phase are capitalized and amortized over its estimated useful life of three years. Costs associated with repair or maintenance for the website or the development of website content are included in general and administrative expenses in the accompanying consolidated statement of operations.

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

 Investments in Marketable Securities

           The Company accounts for marketable securities pursuant to the Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company's marketable securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses on marketable securities are credited or charged to a separate component of Stockholders' Equity, net of tax.

Financial Instruments

           The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2001 and 2000 because of the relative short maturity of these instruments. The carrying value of notes receivable, demand notes payable to bank and loans payable approximated fair value at June 30, 2001 and 2000 based upon quoted market prices for the same or similar instruments.

Stock-Based Compensation

           Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock Based Compensation" allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25, FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


           The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services".

Advertising Costs

           Advertising and catalogue costs are included in marketing costs and are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs. Advertising expenses for the years ended June 30, 2001, 2000 and 1999 were approximately $796, $846 and $1,006, respectively.

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

Comprehensive income

                        Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets consist of the net unrealized gains (losses) on securities, net of tax.

Segment Information

           The Company operates principally in one segment consisting of various collectibles. All of the Company's sales and identifiable assets are located in the United States. No individual customer accounted for 10% or more of revenue for the years ended June 30, 2001, 2000 and 1999.

New Accounting Pronouncements

           In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging
Activities. As amended by SFAS 138, SFAS No 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. During Fiscal 2001, the Company adopted this statement. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. There was no impact from the adoption of this statement.

           In June 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of".

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      The Company had not initiated any business combinations prior to July 1, 2001. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-Statement 142 accounting requirements prior to the adoption of Statement 142.

      Statement 141 will require, upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with Statement 142's transitional goodwill impairment evaluation, the Statement will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

      Due to the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Reclassifications

      Certain reclassifications have been made to the prior years financial statements in order to conform to the current year presentation.


(2) Acquisitions and Mergers

      During 2000, the Company formed Greg Manning Direct, Inc. ("GMD") to produce and market collectibles for the mass merchandising market. In connection with this transaction, the Company signed a management agreement with Tristar Products, Inc.("Tristar"), a privately owned company, to manage the operations of GMD. Terms of the agreement include the collaboration of the Company and Tristar to develop and market collectibles for the mass merchandising market. Effective May 2000, GMD purchased certain assets of Tristar for an amount not to exceed $12,000 payable in the Company's common stock over a specified period of time. In conjunction with the acquisition, Tristar was issued warrants to purchase 49% of GMD, exercisable for nominal cash consideration plus certain remaining collectibles-related assets of Tristar, including computers and rights under employment agreements and other matters as specified in the agreement. The acquisition has been accounted for under the purchase method of accounting and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of aggregate cost of approximately $2,800 which represents common stock issued over the estimated fair value of net assets acquired was allocated exclusively to goodwill, which will be amortized over a five-year period.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      Effective February 18, 2000, the Company acquired all of the capital stock of Spectrum Numismatics International, Inc., ("Spectrum") a wholesaler of rare coins based in Santa Ana, California, in exchange for $25 million in the Company's common stock. The acquisition was recorded using the pooling of interests method of accounting. Accordingly, all prior financial statement information reflect the historical balances of Spectrum.

      Separate results of operations for periods prior to the merger with Spectrum are as follows:

                                     Company      Spectrum      Combined
                                  -----------------------------------------
 Year ended June 30, 2000
      Total Revenue                   $ 36,930     $ 25,448*      $ 62,379
      Net Loss
                                       (3,230)        (438)*       (3,668)

 Year ended June 30, 1999
      Total Revenue                   $ 14,799      $ 62,684      $ 77,484
      Net Income                           580           242           822

* Historical results for the period July 1, 1999 through February 18, 2000, the acquisition date.

      On October 29, 1998, the Company completed the acquisition of all of the common stock of Teletrade, Inc. The purchase price for the acquisition was approximately $5,895 consisting of $1,875 in securities of the Company, $3,000 in cash, $675 in promissory notes, $75 in options to purchase the Company's common stock and $270 in acquisition related expenses. The acquisition was recorded using the purchase method of accounting. Substantially all of the purchase price was allocated to goodwill and other acquired intangibles which are being amortized over the estimated useful lives. The results of operations of Teletrade are included from October 30, 1998.

      On November 17, 2000, the Company, through Spectrum, completed the acquisition of all of the capital stock of an ongoing coin company in which Spectrum previously owned a minority interest. The purchase price for the acquisition was approximately $1,038, consisting of cash and contributed intangibles.

      Acquisition and merger costs of approximately $205, $926 and $0 were incurred and charged to expense during the years ended June 30, 2001, 2000 and 1999, respectively, for services rendered to facilitate the completion of these transactions.


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

           As of June 30, 2001 and 2000, the allowance for doubtful accounts included in auction receivables was approximately $845 and $826, respectively.


(4) Marketable Securities

        Investments in available for sale marketable securities as of June 30, 2001 and 2000 is as follows:

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


                                              Market        Unrealized
                              Cost            Value         Gain (Loss)
                           ----------       ---------      ------------
Common Stock - 2001        $     385        $    147       $   (238)
                           ==========       =========      ==========
Common Stock - 2000        $     385        $    231       $   (154)
                           ==========       =========      ==========

The unrealized loss is classified as a separate component of stockholder's equity, net of tax, as of June 30, 2001 and 2000, respectively. In connection with its ownership of this common stock, the Company was granted stock options for 21,000 shares of common stock under the terms of a nonqualified stock option agreement. The options are exercisable on April 1, 2006 at $5 per share.

During the year ended June 30, 1999, the Company sold 2.3 million shares of a stock, resulting in a pre-tax gain on the sale of marketable securities of approximately $ 2,028.


5) Inventories

                                             June 30, 2001
                                             -------------

                                    ---------   ----------    --------
                                     Current    Non-Current     Total
                                    ---------   ----------    --------
        Stamps                      $   1,151      $   500    $ 1,651
        Sports Collectibles               957          350      1,307
        Coins                           7,971          500      8,471
        Art                               312            -        312
        Other                           2,475          350      2,825
                                    ---------      -------    --------
                                    $  12,866      $ 1,700    $ 14,566
                                    =========      =======    ========


                                              June 30, 2000
                                              -------------

                                    ---------   ----------    --------
                                     Current    Non-Current     Total
                                    ---------   ----------    --------
       Stamps                       $   3,609      $  500     $ 4,109
       Sports Collectibles              4,004                   4,004
       Coins                            8,882       1,000       9,882
       Art                                315                     315
       Other                            3,791         900       4,691
                                    ---------      -------    --------
                                       20,601       2,400      23,001
                                    =========      =======    ========


The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year. At June 30, 2001 and 2000, the above inventory amounts reflect net realizable allowances of $2,902 and $514, respectively.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(6) Property and Equipment, net at June 30,

                                              2001          2000
                                            --------       ------
 Equipment                                    $3,029       $2,030
 Furniture and fixtures                          270          307
 Vehicles                                         67           67
 Property under capital leases (computers
  and office equipment)                          186          186
 Leasehold improvements                          503          491
                                            --------       ------
                                               4,055        3,081
 Less accumulated depreciation  and
  amortization                                 2,633        2,153
                                            --------       ------
 Net property and equipment                  $ 1,422       $  928
                                            ========       ======


Depreciation and amortization expense for the years ended June 30, 2001, 2000 and 1999 was approximately $480, $464 and $397 respectively. These amounts include amortization of assets under capitalized leases of approximately $23, $17 and $11, respectively for the years then ended.

(7) Goodwill and Other Purchased Intangibles, net


                                       Accumulated
    Intangible Asset         Gross     Amortization     Net
-------------------------  ----------  ------------  ----------

June 30, 2001
-------------
 Goodwill                    $ 8,452       $ 3,330     $ 5,122
 Other intangible assets       4,105         1,083       3,022

June 30, 2000
-------------
 Goodwill                    $ 7,457         $ 857     $ 6,601
 Other intangible assets       3,400           378       3,022


           Amortization expense, including intangible impairment, for the years ended June 30, 2001, 2000 and 1999 was approximately $3,178, $548 and $342, respectively. Based on the projected profitability and future discounted cash flows associated with the Company's current product lines, it was determined that the goodwill relating the these product lines were impaired. As a result, the Company recorded a charge of approximately $2.2 million. (See Note 18.)

(8) Investment in Equity-Method Investees

      On February 15, 2000, GMAI-Asia.com acquired from China Everbright Technology Limited a 65% interest in China Everbright Telecom-Land Network Limited (a British Virgin Islands company) for consideration of 30,000 Chinese Renmimbi (approximately US$3,624, using a conversion rate of RMB 8.2788 to
US$1.00), payable in the Company's common stock, and GMAI-Asia.com, Inc.'s guarantee of 40,000 Chinese Renmimbi (approximately US $4,832) of indebtedness of China Everbright Telecom-Land's Shanghai subsidiary; entered into a shareholders' agreement governing the management of China Everbright Telecom-Land and its Shanghai subsidiary and provided GMAI-Asia.com, Inc.
certain  rights to  acquire  the  remaining  35%  interest  in China  Everbright
Telecom-Land; entered into a management agreement with China Everbright Telecommunication Products Limited (an unconsolidated affiliate); and received an option to acquire a 65% interest in China Everbright Telecommunication
Products for nominal consideration and certain rights with respect to the remaining 35% interest in China Everbright Telecommunication Products.

      In addition, the Company has guaranteed performance by GMAI-Asia.com, Inc. of certain obligations in these various transactions, and registered the shares of the Company's stock that were issued to China Everbright Technology Limited. China Everbright Telecom-Land and its Shanghai subsidiary are currently engaged in the wholesale and retail sale of consumer telecommunication and electronic products in China. These entities sell their products through China Everbright Telecommunication Products' network of retail stores. GMAI-Asia.com pledged its interest in China Everbright Telecom-Land and its rights under the management agreement and the option referred to above to China Everbright Group, Inc., an affiliate of China Everbright Technology Limited.

      At June 30, 2000, the Company's investment in this investee was approximately $5,329 and the Company maintained an equity ownership percentage (on an undiluted basis) in GMAI-Asia of 48%. Accumulated losses for GMAI-Asia at June 30, 2001 were approximately $11,229. The Company's portion of that loss is approximately $5,390. The investment in this investee has been reduced to $0 at June 30, 2001. During May 2001, the Company sold 500,000 shares of its GMAI-Asia common shares, which reduced the Company's investment from 48% to 45% (See Note
14).

      The Company maintained a 20% ownership interest in a coin company through its 100% ownership of Kensington Associates, L.L.C. (a holding company) through August 2000. During the year ended June 30, 1999, Kensington Associates sold an investment in a coin company in exchange for $300 in cash and 57,000 shares of common stock of another corporation valued at $285 which resulted in a gain of approximately $532.

Summarized balance sheet information of the Company's equity method investees as of June 30, 2001 and 2000 is approximately as follows:

                                  2001              2000
                              (unaudited)       (unaudited)
                            ------------------------------
Current Assets                $   5,203          $ 29,111
Non Current Assets               24,626             1,975
Current Liabilities              19,898            13,081
Non Current Liabilities           6,624             5,188

           Summarized statements of operations information of the Company's equity-method investees, calculated for the periods during which the Company had investments in such investees, is approximately as follows:

                                                For the years ended June 30,
                                                          (unaudited)
                                                  2001       2000        1999
                                               ---------   --------    -------
 Net Sales                                     $    992    $ 24,648    $ 25,132
 Gross Profit                                        18       5,167       4,221
Selling, General and
Administrative expense                             (280)     (6,481)     (3,683)
Goodwill amortization                            (2,294)          -           -
Write-off relating to Advances to Affiliates     (4,347)          -           -
                                               ---------   --------    --------
 Net Income (Loss)                             $ (6,903)   $ (1,314)   $    538
                                               =========   ========    ========


(9) Income Taxes

           Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 2001 and 2000 are as follows:

        Current assets and liabilities
                                                           2001       2000
                                                         -------     -----
             Allowance for doubtful accounts             $   364     $ 328
             Inventory uniform capitalization                223       357
             Accrued Expenses                                183         -
             Inventory valuation reserve                   1,248       206
                                                         -------     -----
        Sub-total                                          2,018       891
             Valuation allowance, provision
               for income taxes                             (428)      (67)
                                                         -------     -----
        Net current deferred tax asset                   $ 1,590     $ 824
                                                         =======     =====

        Noncurrent assets and liabilities
            Intangible Impairment                        $   472   $     -
            Goodwill                                           7       (42)
            Depreciation                                     322       179
            Organizational costs                               -        42
            Net federal and state operating loss
            carryforward                                   4,279     1,813
          Investments in equity-method investees           2,425       354
                Investments in marketable securities         102        62
                Other                                         20        20
                                                         -------   -------
        Sub-total                                          7,627     2,428
            Valuation allowance, provision for
              income taxes                                (5,034)     (469)
            Valuation allowance, equity                      (39)      (39)
                                                         -------   -------
        Net noncurrent deferred tax asset                $ 2,554   $1,920
                                                         =======   =======

The Company believes uncertainty exists regarding the realizability of these items, and accordingly, has established a valuation allowance, based on management's estimates, against certain deferred tax assets. The valuation allowance primarily consists of net operating loss carryforwards. The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated as "Valuation allowance, equity". The valuation allowance increased by $4,908 and $253 in 2001 and 2000. The change in valuation allowance in 2001 compared to 2000, resulted from management's evaluation of the utilization of state and federal operating carryforward tax losses. The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be reduced if the estimates of future taxable income are reduced.

The provision for (benefit from) income taxes for the years ending June 30 consist of the following:

                                                 Years ended June 30,
                                      --------------------------------------
                                         2001           2000           1999
                                      --------         ------         ------
   Current tax expense benefit        $     13         $ (425)        $  764
   Deferred tax benefit                 (6,325)          (983)          (278)
   Net Change in valuation allowance     4,908           (253)           (25)
                                      --------        -------         ------
                                      $ (1,404)       $(1,661)        $  461
                                      ========        =======         ======


The current tax expense for the year ended June 30, 1999 has been reduced by approximately $25 due to the utilization of state net operating losses.

Prior to February 18, 2000, Spectrum was taxed under the Subchapter S provisions of the Internal Revenue Code ("IRC") whereby its profits and losses flowed directly to its former shareholder for U.S. federal income tax purposes. Upon acquisition of Spectrum by the Company, Spectrum no longer qualified under the Subchapter S provisions of the IRC and became a taxable entity for federal and state purposes. In connection with Spectrum's change in tax status , the Company reduced its income tax benefit by approximately $59 for the year ended June 30, 2000.

The effective tax rate (benefit) varied from the statutory rate as follows:

                                                       Years ended June 30,
                                                ------------------------------
                                                  2001        2000       1999
                                                --------    --------    ------
   Statutory Federal income tax rate              (34%)      (34%)        34%
   State income taxes, net of federal benefit     (6%)        (6%)        6%
   Certain non-deductible expenses                 5%          2%         7%
   Non deductible acquisition costs                 -          8%          -
   Change in valuation allowance                   28%         5%          -
   Other                                          (1%)        (6%)       (3%)
                                                --------    --------    ------
                                                  (8%)       (31%)        44%
                                                  ====       =====        ===

The Company has a federal net operating loss carryforward of approximately $10,100 expiring at various times beginning the fiscal years ending 2019 through fiscal year ended 2021. The utilization of these net operating loss carryforwards may be significantly limited in under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

The Company has net operating loss carryforwards for state tax purposes of approximately $16,600 expiring at various times beginning in the fiscal years ending 2002 through 2008.


(10) Debt

Demand Notes Payable
                                                                   June 30,
                                                                2001     2000
                                                              -------   -------
The Company has a credit  agreement with Brown Brothers
Harriman & Co.  ("Brown  Brothers")  pursuant  to which
Brown  Brothers  agreed to provide the  Company  with a
credit  facility of up to $2,400.  The Company plans to
repay all outstanding balances by October 31, 2001. The
Company  pays an annual fee for the  facility  equal to
one quarter of one percent of the total  amount of such
facility.  Borrowings under this facility bear interest
at the rate of 2% above Brown Brothers base rate, which
was  7.75 % and  8.25%  at  June  30,  2001  and  2000,
respectively, and are repayable on demand.                    $ 2,400    $1,600

Spectrum has a revolving  credit agreement with Bank of
America  pursuant  to which Bank of  America  agreed to
provide  Spectrum  with  a  credit  facility  of  up to
$10,000,  subject  to  adjustments  as  defined  in the
agreement.  The Company plans to repay all  outstanding
balances  under this facility by October 31, 2001.  The
loan  agreement  allows  for  borrowings  based  on the
lesser  of  $10,000  or  a   percentage   of   eligible
inventories  and  accounts  receivable  or  50%  of the
market value of GMAI stock pledged as  collateral.  The
Company  pays an annual fee for the  facility  equal to
one quarter of one percent of the total  amount of such
facility.  Borrowings under this facility bear interest
at Bank of  America  base  rate,  which  was 8.25 % and
7.25% at June  30,  2000 and  2001,  respectively.  The
credit  facility  is  personally   guaranteed  by  Greg
Manning who has pledged  700,000  shares of the Company
owned personally by Mr. Manning. Additionally, the line
is  collateralized by all of the assets of Spectrum and
is  guaranteed   by  GMAI.  In  connection   with  this
agreement,  the  Company  pays Mr.  Manning a guarantee
debt fee which is based on 3% per annum of the  average
loan balance outstanding each month.                            5,200     6,350

Advance from a consignor  which was,  upon  settlement,
converted to a demand loan bearing an interest  rate of
15% per annum.                                                    440         -
                                                              -------   -------
                Total Demand Notes Payable                    $ 8,040   $ 7,950
                                                              =======   =======

Other borrowings:
                                                                   June 30,
                                                                 2001     2000
                                                           ---------------------
               Notes payable to current shareholder
               related to
               Indebtedness of Teletrade prior to its              $-      $ 75
               acquisition

               Notes payable to former shareholders of
               Teletrade
               Related to indebtedness prior to its                19        88
               acquisition

               Various capital lease obligations, various
               monthly
               payments through  2006                             224       130
                                                           ---------------------
               Less current                                       243       296
               portion                                             75       182
                                                           ---------------------
               Notes payable - long-term                        $ 168      $111
               portion                                          =====      ====


The aggregate amount of all maturities for the years ending June 30 are as follows:
                                               2002              $ 75
                                               2003                60
                                               2004                72
                                               2005                26
                                               2006                10
                                                    ------------------
                                                                 $243

            The Company's obligations to Brown Brothers under the above credit loan facility is collateralized by the Company's accounts receivable, advances to consignors, and inventory. For the year ended June 30, 2001, the Company was not in compliance with guidelines in the loan agreement relating to the formula of earnings before interest, depreciation and taxes to interest expense and increases in tangible net worth (as defined in the agreement). As a result, Brown Brothers has the right under the credit agreement to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day notice period. As of the date of this report, Brown Brothers had not demanded such repayment.

         The Company is currently seeking new sources of financing to replace its current credit facilities.

(11) Leases
           The Company conducts its business on premises leased in various locations under leases that expire through the year 2006. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under noncancelable leases in effect at June 30, 2001 are set forth below:

                                       Operating  Capital    Total
                                ----------------------------------
           2002                           $537     $58       $595
           2003                            494      67        561
           2004                            435      72        507
           2005                            381      35        416
           2006                            196      10        206
                                ----------------------------------
           Total future minimum lease   $2,043   $ 242    $ 2,285
                                        ======   =====    ========
           payments

           Rent expense was approximately $439, $339 and $206 for 2001, 2000 and 1999, respectively.

           Interest   expense   associated   with  these   capital   leases  was
approximately   $33,  $24  and  $17  for  fiscal  years  2001,  2000  and  1999, respectively.

(12) Related-party Transactions

      The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc. ("CRM") which is owned by Greg Manning. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers. The Company charges CRM a seller's commission. In the case of auction, the hammer price of the sale, less the seller's commission (for lots valued at under $100; no seller's commission is payable for lots valued at over $100), is paid to CRM upon successful sale, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the years ended June 30, 2001 and 2000, such auction and private treaty sales (net of commission) were not material. Included in Accounts Receivable at June 30, 2001 and 2000 is approximately $41 and $31, respectively, which is due from CRM and will be collected in the ordinary course of business.

           Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Richard Cohen, also a director of the Company, provided consulting services for the Company. In relation to Kramer, Levin, Naftalis & Frankel, LLP, expenditures for services rendered were approximately $326, $424 and $324 respectively of which, approximately $247, $371 and $129, was charged to operations in fiscal 2001, 2000 and 1999. In relation to Micro Strategies, Incorporated, expenditures for services rendered were approximately $769, $464 and $154, respectively, of which, approximately $175, $310 and $113 was charged to operations in fiscal 2001, 2000 and 1999. In relation to Richard Cohen, expenditures for services rendered were approximately $33, $40 and $0, all of which was charged to operations.

           For the years ended June 30, 2001, 2000 and 1999 sales of approximately $353 (1% of revenues), $5,995 (9% of revenues) and $18,900 (24% of revenues) were made to an equity method investee of the Company, former stockholders of Spectrum and/or entities in which they had an ownership interest, who are current stockholders of the Company. Payments made to these entities approximated $6,302, $2,300 and $2,700 for the years ended June 30, 2001, 2000 and 1999, respectively.

           Prior to the Spectrum acquisition, Spectrum was indebted to one of their stockholders (a current stockholder of the Company) under the terms of three secured notes which were due on demand and allowed for maximum borrowings of approximately $5,000. These notes were paid in full during fiscal 2000. Interest expense associated with these notes were approximately $242 and $498 for the years ended June 30, 2000 and 1999, respectively. Additionally, Spectrum paid this individual approximately $95 and $746 for consulting and debt guarantee fees for the years ended June 30, 2000 and 1999, respectively.

           In the normal course of business, Afinsa consigned material to the Company, which was auctioned during the fiscal year ended June 30, 1999 for a total hammer price of $316 and purchased artwork totaling $850. In the normal course of business, the Company sold to Afinsa consigned goods for a total of $1,000. As of June 30, 2001 and June 30, 2000, Afinsa has outstanding accounts receivable balances of approximately $71 and $614, respectively. During fiscal 2000, Afinsa purchased other product totaling approximately $254.

           The Company acts as an agent of Afinsa regarding their stock subscription agreement with GMAI-Asia.com, Inc. Under this agreement, the Company receives funds from Afinsa and advances such funds to GMAI-Asia.com, Inc. on an as-needed basis. There is no segregation of these funds. Such amount liable to be paid to GMAI-Asia.com, Inc. is $90 and $2,421, respectively at June 30, 2001 and 2000 and is included in Advance from related party.

           During the years ended June 30, 2001 and 2000, the Company paid Mr. Manning approximately $188 and $68, respectively, of debt guarantee fees (see
Note 10).

(13) Commitments and Contingencies

           As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. (Ivy") in 1993, the Company is required to pay additional amounts for a period of time through 2009 based on the financial performance of Ivy. These additional amounts totaled approximately $54, $42 and $66 for the years ended June 30, 2001, 2000 and 1999, respectively, and are accounted for as an increase to goodwill and amortized over the goodwill's remaining life.


(14)  Stockholders' Equity

Common Stock

   On February 18, 2000, the Company's shareholders approved an amendment to the Company's restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20 million to 40 million.

Private Placement Equity Transactions

      On May 14, 2001, the Company entered into an agreement with The Tail Wind Fund Ltd., LBI Group Inc., and Lombard Odier & Cie which amended certain provisions of the original purchase agreement between the Company and such investors, dated January 25, 2000. Under the amendment, the investors waived rights to receive additional stock of the Company pursuant to the terms of the original agreement, (which they received as anti-dilution protection) in exchange for the issuance to the investors of an aggregate of 627,500 shares of the Company's common stock, par value $.01 per share, and subject to certain other conditions. In addition, on that date, the Company entered into a purchase agreement with The Tail Wind Fund Ltd. pursuant to which the Company sold an aggregate of 500,000 shares of common stock of GMAI-Asia.com, Inc., par value $1.00 per share, owned by it to such investor.

      In addition, during the fourth quarter the Company entered into two stock purchase agreements with Auctentia, S.A. ("Auctentia"), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. ("Afinsa"). Under the first agreement, dated as of May 16, 2001, the Company issued to Auctentia 1,000,000 shares of the Company's common stock, for an aggregate purchase price of $2 million. Under the second agreement, dated as of May 23, 2001, the Company agreed to issue an additional 1,000,000 shares of the Company' common stock for an aggregate purchase of $2 million, in five installments (which vary in amount) commencing June 15, 2001 and ending October 15, 2001. Subsequent to June 30, 2001, Afinsa has paid $1,400 for 700,000 shares.

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

      During the year ended June 30, 1999, the Company entered into a stock purchase agreement with Afinsa whereby Afinsa agreed to purchase 475,624 shares of the Company's Common Stock for an aggregate purchase price of $5 million. During the year ended June 30, 1999, the Company received $2 million from Afinsa and issued 172,251 shares of common stock , the Company had recorded a stock subscription receivable for the remaining 285,373 shares with an aggregate purchase price of $3 million. This amount was received from Afinsa on July 9, 1999.

Common Stock Repurchases

          During April 2000, the Company's Board of Directors ("the Board") authorized a plan to buy back in the open market up to 500,000 shares of common stock based upon the Board's discretion. The shares will be purchased on the open market and will pay an amount not to exceed the highest independent bid or independent sales price on the Nasdaq National market, whichever is higher. However, on any given day, the Company will not repurchase more than 25% of the average daily trading volume for the Company's common stock the four weeks preceding the week in which the purchase was made, excluding block trades. During the year ended June 30, 2000 the Company repurchased 99,900 shares for $1,333. The Company repurchased an additional 268,100 shares for approximately $1,215 during the period July 1, 2000 to June 30, 2001. A brokerage firm is holding the repurchased shares.

Stock Option Plan

          The Company's 1993 Stock Option Plan (the "1993 Plan") and 1997 Stock Option Plan, (the "1997 Plan"), are administered by the Board of Directors or a Stock Option Committee thereof (hereinafter, the "Committee") and provides for the grant of options to purchase shares of common stock to such officers, directors and employees of the Company, consultants to the Company, and other persons or entities as the Committee may select. A total of 1,750,000 shares of common stock has been reserved for issuance pursuant to the plans as amended by the stockholders on February 18, 2000. In addition, the February 18, 2000 amendment increased from 100,000 to 200,000 the total number of shares that the Company may issue to an individual in any given year. The Committee does not intend to make any further awards under the 1993 plan. The option exercise price is determined by the Committee in its sole discretion; provided, however, that generally, the exercise price of an option shall be not be less than the fair market value (as defined) of a share of common stock on the date of grant Options granted have a maximum ten year term and vest over periods up to four years. All options granted through June 30, 2001 have been granted with exercise price equal to market value on the date of grant.

The following table summarizes information about options outstanding and exercisable as of June 30, 1999, 2000 and 2001:

                                                       1999                     2000                     2001
                                            -------------------------    ------------------     ----------------------
                                                             Weighted              Weighted                   Weighted
                                                             Average               Average                    Average
                                                             Exercise              Exercise                   Exercise
                                              Options         Price      Options    Price        Options       Price
                                            -----------      --------    -------   --------     ---------     --------
Outstanding - beginning of year                 601,500       1.43       658,125     5.08       1,340,625      11.68
   Granted through stock option plan            277,000       4.28       684,500    14.16         371,500       3.34
   Granted outside of stock option plan         175,000       8.82       167,500    20.07              --         --
   Repurchased                                  (60,000)      3.00            --       --              --         --
   Exercised                                   (335,375)      1.42      (122,875)    1.92         (25,500)      1.58
   Forfeited                                         --                  (46,625)    9.50        (138,625)      8.08
                                            -----------                 --------                ---------
Outstanding - end of year                       658,125       5.08     1,340,625    11.68       1,548,000      10.19

Exercisable - end of year                       280,000       5.24       481,625    10.77         656,625      11.40
                                            ===========                =========                =========

The weighted average fair value of options granted during 1999, 2000 and 2001 was $4.28 and $14.16 and $3.34, respectively.

          Following is a summary of the status of stock options outstanding at June 30, 2001:

                     Options Outstanding                        Options Exercisable
-----------------------------------------------------------    ------------------------
                                    Weighted
                                     Average      Weighted                     Weighted
     Ranges           Number of     Remaining     Average       Number of      Average
-----------------       Shares     Contractual    Exercise       Shares        Exercise
 From        To      Outstanding     Life(1)       Price       Exercisable      Price
-----------------------------------------------------------    ------------------------
 $1.00      $5.00      522,625        7.39         $2.50         190,625        1.74

  5.01      10.00      128,375        8.48          7.76          27,375        6.72

 10.01      15.00      709,500        7.33         13.72         266,125       13.21

 15.01      20.00      132,500        8.61         18.79         117,500       18.83

 20.01      25.00       55,000        8.60         22.55          55,000       22.55
                     ---------                                   -------
                     1,548,000                                   656,625
                     =========                                   =======

----------
(1)  in remaining years


Pro Forma Disclosure

   The Company follows the intrinsic value method relating to its accounting treatment for its stock options. Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been recognized based on the fair value at the date of grant for all options granted during 2001, 2000 and 1999 would have been as follows:

                                           2001              2000         1999
                                        ---------         ---------      ------
Proforma net income (loss)              $ (18,001)        $  (4,222)     $  752

Proforma earnings (loss) per share
   Basic                                   (1.57)              (.42)        .10
   Diluted                                 (1.57)              (.42)        .10

          The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively; risk-free interest rates of 5.8%, 5.7% and 5.1%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 82%; and weighted-average expected life of the option of five years for 2001, 2000 and 1999.

          There was no compensation expense recorded from stock options for the years ended June 30, 2001, 2000 and 1999.

           During the year ended June 30, 1999, the Company issued stock options to vendors in exchange for services. These options were valued at the fair market value in the amount of $150 which was amortized over the life of the contracts, one year. These options are fully amortized as of June 30, 2001. As of June 30, 2000, the Company granted stock options to consultants in exchange for services. The value of these options is approximately $245 and are being amortized over their respective period of service. These options are fully amortized as of June 30, 2001.

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

Earnings (loss) per share

The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:

                                                2001         2000        1999
                                             ----------    --------    ---------
Years ended June 30,
 Numerator:
  Net Income (Loss)                          $ (16,323)    $ (3,669)    $   823
                                             ---------     --------     -------
 Denominator:
 Weighted average common
 shares outstanding                             10,299        9,710       7,355
                                             ---------     --------     -------
 Basic Earnings (loss) per share             $   (1.58)    $  (0.38)    $  0.11
                                             =========     ========     =======

 Denominator:
 Weighted average common
 shares outstanding                             10,299        9,710       7,355
 Common share equivalents of
 outstanding stock options and
 warrants.                                           -            -         444
                                             ---------     --------     -------
 Total Shares                                   10,299        9,710       7,799

 Diluted Earnings (loss) per share           $   (1.58)    $  (0.38)    $  0.11
                                             =========     ========     =======


(15) Significant Agreements

Employment Agreements

           The Company has entered into an employment agreement with Mr. Greg Manning, Chief Executive Officer of the Company through June 2002. The agreement with Mr. Manning, as amended, provides for Mr. Manning's services as President and Chief Executive Officer of the Company, with an annual salary of $350 and an annual bonus of no less than $50.

           The Company also maintains employment agreements with various other key management personnel.

           The Company currently maintains term life insurance policies on the lives of certain key employees of the Company. These policies allow for coverage of up to an aggregate amount of $7,000 with the benefits payable to the Company.


(16) Retirement Plans

           The Company maintains an employee savings plan under the Internal Revenue Code Section 401(k). Employees are eligible to participate in the plan after six months of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees contributions to a maximum annual contribution of $500 per employee. The Company's total contribution was approximately $14, $10 and $6 for the years ended June 30, 2001, 2000 and 1999, respectively.

(17) Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

                                                                              Years Ended
                                                                                June 30,
                                                                             (In Thousands)
                                                                       2001        2000       1999
                                                                     --------    -------     -------
 Interest paid                                                       $  1,437    $ 1,539     $ 1,645
 Income taxes paid                                                          1          1           2

 Summary of significant non-cash transactions:

 Issuance of shares related to the acquisition of GMD.                    532      2,278           -

 Issuance of shares related to the acquisition of Subsidiaries              -     25,000       1,875

 Issuance of shares related to GMAI-Asia purchase of
   Everbright Technologies                                                  -      3,614           -

 Issuance of 200,000 options relating to the financing of
   the acquisition of Teletrade                                             -          -         200

 Issuance of notes payable to former shareholders of Teletrade
   as part of the acquisition                                               -          -         675

 Contribution to GMAI-Asia committed but not yet paid                       -          -         159


 Stock Subscription Receivable from Afinsa for 285,373 shares
    of the Company's Common Stock                                           -          -       3,000

 Common stock received from sale of investment                              -          -         285

 Options issued relating to professional services                          90        245         150


(18) Fourth Quarter Adjustments - Special Charges and Asset Impairments

      As a result of unfavorable economic conditions and changes in the collectibles marketplace/industry, in the last fiscal year the Company's Board of Directors approved a plan designed to improve the infrastructure of the Company, reduce operating expenses, optimize profitability and align resources with long-term business growth strategies. This plan is likely to include work force realignment, consolidation of facilities and restructuring of product line focus.

      Among the actions relating to this plan, the Company has performed impairment assessments of identifiable goodwill and other purchased intangibles. Based on the projected profitability and future discounted cash flows associated with the Company's current product lines, it was determined that the goodwill relating the these product lines were impaired. As a result, the Company recorded a pre-tax charge of approximately $2.2 million or $0.20 per share - diluted for the year ended June 30, 2001 which is reflected in operating expenses in the accompanying consolidated statement of operations.

      Furthermore, as part of the plan, the Company has implemented an inventory reduction program to generate working capital. The Company adjusted the inventory cost value to reflect management's estimate of net realizable value recorded a pre-tax charge of $2.4 million or $0.23 per share for the year ended June 30, 2001 which is reflected in cost of merchandise in the accompanying consolidated statement of operations.

      Deferred tax asset utilization was also re-evaluated, specifically the ability to utilize net operating loss carryforwards resulting in a charge relating the valuation allowance of $600 or $0.06 per share which is recorded in the Benefit from provision for income taxes in the consolidated statement of operations.


(19) Subsequent Events

      During September, 2001, the Company was considering an offer to purchase substantially all of the assets comprising its comics division, including comics, comic books, certain Hollywood and "rock `n' roll" memorabilia and movie posters. This proposal is still being discussed and there can be no assurance that the transaction will be consummated.


(20) Selected Quarterly Financial Data (unaudited)

                                         (in thousands except for per share data)
                                       --------------------------------------------
                                                          2001                                               2000
                                       ---------------------------------------------    ------------------------------------------
                                          1st         2nd         3rd         4th          1st        2nd         3rd        4th
                                        Quarter     Quarter     Quarter      Quarter     Quarter    Quarter     Quarter    Quarter
                                       ---------------------------------------------   -------------------------------------------
Net Revenues                           $ 14,407    $ 13,527    $ 17,836    $ 21,626    $ 15,208    $ 12,981    $ 18,050   $ 16,140
Gross profit                              2,462       2,239       1,153        (812)      2,345       2,063       4,715      2,697

Income (Loss) from operations              (873)     (1,342)     (2,542)     (6,883)       (674)     (2,039)      1,194     (1,884)

Net income (loss) attributable to
  common stockholders                      (900)     (1,435)     (2,154)    (11,834)       (488)     (1,533)        502     (2,150)
Net income (loss) per share,
  basic and diluted                       (0.09)      (0.14)      (0.21)      (1.07)      (0.06)      (0.18)       0.05      (0.19)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III.


Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          The following persons are all of the directors and executive officers of the Company:

Greg Manning, age 56, has been Chairman of the Board of the Company since its inception in 1981 and Chief Executive Officer since December 8, 1992. Mr. Manning was the Company's President from 1981 until August 12, 1993 and from March 8, 1995 to the present. Mr. Manning also has been Chairman of the Board and President of CRM since its inception, which he founded as "Greg Manning Company, Inc." in 1961.

Thomas A. Davanzo, age 50, is Chief Operating Officer of the Company. Mr. Davanzo joined the Company in March 2000 as head of Marketing. He is currently responsible for the Company's operations and marketing & sales strategies. Mr. Davanzo has developed sales strategies for catalog and direct sales companies, and managed multi location retail sales forces. Prior to joining the Company, Mr. Davanzo was head of marketing and sales for Pinnacle Services, an international software development company.

Larry Crawford, age 53, has been Chief Financial Officer since April 23, 2001. Mr. Crawford served as Chief Financial Officer of Arzee Holdings, Inc. from 1996 to 2001 and as Vice President of Finance and Chief Financial Officer of Talon, Inc., a subsidiary of Coats Viyella plc from 1987 to 1996. Mr. Crawford is a certified public accountant and received his B.A. from Pennsylvania State University and his M.B.A. from the Lubin School of Business of Pace University.

James A.  Reiman,  age 47,  has  served  as  GMAI's  Executive  Vice  President,
Strategic Development/Investor Relations since May 2000. Mr. Reiman was appointed as Executive Vice President of e-Commerce Business Development of GMAI in April 1999. Prior thereto, Mr. Reiman founded and operating TOB Consulting, a firm providing direct marketing and eCommerce consulting services. Since 1980, Mr. Reiman also has been engaged in the practice of law, both independently and with the firm of Barnes & Thurnberg, where he headed the Direct Marketing practice group.

Scott S. Rosenblum, age 53, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991) in the law firm of Kramer Levin Naftalis & Frankel LLP, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

Anthony L. Bongiovanni, Jr., age 43, is President of Micro Strategies, Incorporated, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

Albertino de Figueiredo, age 71, was appointed as a director of the Company on September 10, 1997. In 1980, Mr. De Figueiredo founded AFINSA, S.A, a company engaged in the business of Philatelics and numismatics, and is currently Chairman of the Board of AFINSA, S.A. and its subsidiaries. Mr. De Figueiredo is also Vice-Chairman of the Board of Directors of FINARTE ESPANA, an art auction house, and a member of the Executive Board of ASCAT, the International Association of the Stamp Catalog and Philatelic Publishers.

Richard Cohen, age 51, a director since December, 1999, has been the managing principal of Richard M. Cohen Consultants since 1996. From 1992 to 1995, he served as President of General Media, Inc., a public company with interests in magazines, cable, licensing and the Internet. He holds a BS from the University of Pennsylvania and an MBA from Stanford University. He is also a Certified Public Accountant in the State of New York. Mr. Cohen is also a director of National Auto Credit, Deyco Acquisition Corp., Symposium Telecom and Directrix, Inc.

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

James M. Davin, age 55, a director since February, 2000, has since 1993 been President of Davin Capital Corporation, a private investment company and Davin Capital, L.P., a private investment partnership. Mr. Davin is also a trustee and a member of the Finance Committee of Blair Academy, an independent school in Blairstown, New Jersey and a former member of the Advisory Board of the Georgetown University School of Business, from which he graduated in 1967. Mr. Davin's investment career started in 1969 at First Boston, from which he departed in 1988 as Managing Director to join Drexel Burnham Lambert Group, Inc. in 1990. Mr. Davin left Drexel as Executive Vice President, Senior Trading Official, a position mandated by the SEC under the company's agreement with the US District Attorney's office, after which he joined Lehman Brothers. Mr. Davin departed Lehman Brothers in 1993 as Managing Director to serve as Vice Chairman of Craig Drill Capital, a private investment fund in New York. Mr. Davin has been an active member of the National Association of Securities Dealers, for which he was Chairman and Vice President of Governors in 1987 as well as a board member from 1985 until 1988.

Mark B. Segall, age 40, a director since December, 1999, was a partner at Kramer Levin Naftalis & Frankel, a New York law firm, from 1995 through 1999. In October, 1999, he became a Senior Vice President and General Counsel for Investec Ernst & Company.

Esteban Perez, age 59, has been a director of GMAI since January 2001. Mr. Perez was Chairman of Tubacex S.A., a listed company in the Spanish Stock Exchange, from which he departed in 1993, and now is Chairman of Auctentia, S.A. Mr. Perez is also Director of the Board of Finarte Espana, an art auction house in Madrid, and also Director of Brohan-Design, an art and design service company in New York. Mr. Perez represents Afinsa S.A. in the Board of Trustees of the Guggenheim Bilbao Museum. Mr. Perez is graduated in Economics and Laws by the Deusto University.

The Company's directors are elected at the annual meeting of stockholders. The Certificate of Incorporation provides that the members of the Board of Directors be divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Accordingly, only those directors of a single class can be changed in any one year and it would take elections in three consecutive years to change the entire Board. Messrs. De Figueiredo and Manning have been elected, and Mr. Davin has been appointed, to serve until the 2001 annual meeting of stockholders. Messrs. Segall and Cohen have been elected, and Mr. Roberts has been appointed, to serve until the 2002 annual meeting of stockholders. Messrs. Bongiovanni and Rosenblum have been elected to serve until the 2003 annual meeting of stockholders. The Certificate of Incorporation also provides that directors may be removed only for cause and that any such removal must be approved by the affirmative vote of at least a majority of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors. While the Company believes that the foregoing provisions are in the best interests of the Company and its stockholders, such requirements may have the effect of protecting management against outside interests and in retaining its position.

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

          The members of the current Advisory Committee and their principal occupations are as follows:

Sir Ronald Brierley, age 64, is Founder/President of Brierley Investments, Limited, a publicly held New Zealand investment company. Sir Ronald is also Chairman of GPG P/C, an investment company based in London, England. Sir Ronald serves on the boards of Advance Bank, Australia, Ltd., Adriadne Australia Ltd., Australia Oil & Gas Corporation, Ltd., and the Australian Gaslight Company, and he is also a trustee of Sydney Cricket and Sports Ground Trust. Sir Ronald has had a life-long interest in stamps, beginning as a schoolboy, when he formed Kiwi Stamp Company and acquired a dealer's certificate from the New Zealand Stamp Dealers Federation. Sir Ronald has been selling and collecting stamps since that time.

Robert G. Driscoll, age 70, has been Chief Executive Officer (since 1981) of Barrett & Worthen, Inc. and the Brookman Stamp Company of Bedford, New
Hampshire, both of which are engaged in the business of buying and selling stamps. Mr. Driscoll served as Vice President of H.E. Harris Company, a subsidiary of General Mills from 1978 to 1981, after having founded R&R Stamp Company in 1958 and serving as its President until it was sold in 1978 to General Mills. Mr. Driscoll is a past President of the American Stamp Dealers Association (from 1977 to 1978) and is a lifetime member of the American First Day Cover Society. He has been a member of the American Philatelic Society for over 45 years.

Herbert LaTuchie, age 83, was Chairman of the Board and Chief Executive Officer (from 1954 to 1986) of Modern Builders Supply Company, Inc. and Modern Manufacturing, Inc., the latter of which is one of the ten leading distributors of building products in the United States. Mr. LaTuchie has been a life-long collector of rare stamps, and he also collects sheet music and other paper collectibles.

Joseph Levy, Jr., age 76, is president of Levy Venture Management, Inc., a real estate development company specializing in automotive retailing real estate. Prior to forming Levy Venture Management, Mr. Levy was President of Walton Chrysler-Plymouth (from 1953 to 1960), the world's largest Chrysler dealership during his tenure as president of the company, and Carol Buick (from 1961 to 1984), the world's largest Buick dealership during his tenure as president. Mr. Levy currently serves on the board of directors of CDW Computer Centers, Inc. (NASDAQ: CDWC), and has served as a director of several banks, including NBD Evanston. He currently sits on the boards of directors/trustees of the following charitable and not for profit corporations: the Chicago Historical Society, Culver Educational Foundation, Evanston Hospital, and the Levy Senior Centers. Mr. Levy is a collector of stamps, coins, watches and other collectibles.

Hector D. Wiltshire, age 60, is President and CEO of Wiltshire Technologies, Inc., a high technology venture capital and consulting group, and is an experienced collector of rare stamps. Mr. Wiltshire is a member of the Association of Certified and Corporate Accountants (A.C.C.A) and the British Computer Society (M.B.C.S.). Mr. Wiltshire holds degrees in Executive Business Administration and marketing.


Item 11.  EXECUTIVE COMPENSATION

          Information regarding Executive Compensation will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2001 and is incorporated by reference.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding Security Ownership of Certain Beneficial Owners and Management will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2001 and is incorporated by reference.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding Certain Relationships and Transactions will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2001 and is incorporated by reference.

Item 14.  EXHIBITS,  FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM  8-K


          Exhibit No.                                  Description
-------------------------------------------------------------------------------

   (a)      (1)         All  Financial  Statements  of the Company for the years
                        ended June 30, 2001,  2000 and 1999 are filed  herewith.
                        See Item 8 of this Report for a list of such financial statements.

            (2)         Financial Statement Schedules:

                        Report of Independent Accountants

                        Schedule:
                        II - Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

            (3)         Exhibits -- See response to paragraph (c) below.

   (b)      Reports on Form 8-K


   (1) Report on Form 8-K filed on February 27, 2001, relating to the reincorporation of the Company from New York to Delaware.

   (2) Report on Form 8-K filed on June 25, 2001, relating to certain issuances of stock by the Company.

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

   10.7 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28,
            1997 and to the Proxy Statement of the Company dated January 14, 2000.

   10.8 Merger Agreement dated December 8, 1999, between the Company, Spectrum Acquisition, Inc., Spectrum Numismatics International, Inc., Warren Trepp, as trustee, Gregory Roberts, Sharon Roberts and Elaine Dinges. Incorporated by reference to Annex B of the Proxy Statement of the Company dated January 14, 2000.

   10.13    Amended and Restated  Secured  Business Loan  Agreement  dated as of
            February  18,  2000  between  Bank  of  America,   NA  and  Spectrum
            Numismatics International, Inc.

   10.14 Continuing Guaranty dated February 18, 2000 between Bank of America, NA and Greg Manning.

   10.15 Pledge Agreement dated February 18, 2000 between Bank of America, NA and Greg Manning.

   23.1     Consent of Independent Accountants.*



                          * Filed herewith


*************************************************************************

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GREG MANNING AUCTIONS, INC.


Date: September 27, 2001


                                    /s/  Greg Manning
                                    ---------------------------------
                                    Greg Manning
                                    Chairman of the Board
                                    Chief Executive Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Date:  September 27, 2001

                                    /s/  Greg Manning                 .
                                    ---------------------------------
                                    Greg Manning
                                    Chairman of the Board
                                    Chief Executive Officer & Director


                                    /s/  Larry Crawford               .
                                    ---------------------------------
                                    Larry Crawford
                                    Chief  Financial Officer
                                    (Principal Financial Officer and
                                    Principal Accounting Officer)


                                    /s/  Anthony Bongiovanni          .
                                    ---------------------------------
                                    Anthony Bongiovanni
                                    Director


                                    /s/  Scott Rosenblum              ,
                                    ---------------------------------
                                    Scott Rosenblum
                                    Director



                                    /s/  Richard Cohen                ,
                                    ---------------------------------
                                    Richard Cohen
                                    Director


                                    /s/  Greg Roberts                 ,
                                    ---------------------------------
                                    Greg Roberts
                                    Director


                                    /s/  James Davin                  ,
                                    ---------------------------------
                                    James Davin
                                    Director


                                                                     ,
                                    ---------------------------------
                                    Mark Segall
                                    Director

                                                                     ,
                                    ---------------------------------
                                    Albertino de Figueiredo
                                    Director


                                                                     ,
                                    ---------------------------------
                                    Esteban Perez
                                    Director

                        Report of Independent Accountants



To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the consolidated financial statements of Greg Manning Auctions, Inc., and subsidiaries as of June 30, 2001 and 2000, and for each of the three years in the period ended June 30, 2001 and have issued our report thereon dated September 14, 2001; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Greg Manning Auctions, Inc. and subsidiaries listed in Item 14 (a) 2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Amper, Politziner & Mattia P.A.
-----------------------------------

September 14, 2001
Edison, New Jersey

                                                                     SCHEDULE II

                           Greg Manning Auctions, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                                         Balance at                           Balance
                                                         Beginning                            at End
                                                          of Year     Additions  Write-offs   of Year
                                                         ---------    ---------  ----------   -------
Allowance for sales returns and
doubtful accounts
  Years Ended June 30,                          1999      $   150      $   12     $   -       $  162
                                                2000          162         664         -          826
                                                2001          826          19         -          845

Valuation allowance for deferred tax asset
  Years Ended June 30,                          1999           76         155        15          216
                                                2000          216         359         -          575
                                                2001          575       4,926         -        5,501

Realizable value allowance for inventory
  Years Ended June 30,                          1999           68         296         -          364
                                                2000          364         150         -          514
                                                2001          514       2,388         -        2,902



                                  EXHIBIT INDEX


          Exhibit No.                     Description
-------------------------------------------------------------------------------
   (a)      (1)         All  Financial  Statements  of the Company for the years
                        ended June 30, 2001,  2000 and 1999 are filed  herewith.
                        See Item 8 of this Report for a list of such financial statements.

            (2)         Financial Statement Schedules:

                        Report of Independent Accountants

                        Schedule:
                        II - Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

            (3)         Exhibits -- See response to paragraph (c) below.

   (b)      Reports on Form 8-K


   (3) Report on Form 8-K filed on February 27, 2001, relating to the reincorporation of the Company from New York to Delaware.

   (4) Report on Form 8-K filed on June 25, 2001, relating to certain issuances of stock by the Company.

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

   10.4 Third Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 1999.*

   10.5 Fourth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2000.*

   10.7     Employment  Agreement  between  the  Company,  Spectrum  Numismatics
            International,   Inc.  and  Gregory  N.  Roberts.   Incorporated  by
            reference to the Company's Proxy Statement dated January 14, 2000.

   10.9 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28,
            1997 and to the Proxy Statement of the Company dated January 14, 2000.

   10.10 Merger Agreement dated December 8, 1999, between the Company, Spectrum Acquisition, Inc., Spectrum Numismatics International, Inc., Warren Trepp, as trustee, Gregory Roberts, Sharon Roberts and Elaine Dinges. Incorporated by reference to Annex B of the Proxy Statement of the Company dated January 14, 2000.

   10.16    Amended and Restated  Secured  Business Loan  Agreement  dated as of
            February  18,  2000  between  Bank  of  America,   NA  and  Spectrum
            Numismatics International, Inc.

   10.17 Continuing Guaranty dated February 18, 2000 between Bank of America, NA and Greg Manning.

   10.18 Pledge Agreement dated February 18, 2000 between Bank of America, NA and Greg Manning.

   23.1     Consent of Independent Accountants.*



                          * Filed herewith

*************************************************************************