Form 10-Q
period 2001-09-30
GREG MANNING AUCTIONS INC
filed 2001-11-09
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001
                                     ------------------


                                       OR


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its Charter)


           Delaware                                          22-2365834
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


775 Passaic Avenue
West Caldwell, New Jersey                                       07006
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004
                                                     --------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes       X        No
      ----------        ---------

As of November 9, 2001, Issuer had 12,833,242 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents


                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at June 30, 2001
         and September 30, 2001 ............................................1

         Condensed Consolidated Statements of Operations for the
         three months ended September 30, 2000 and 2001 ....................2

         Condensed Consolidated Statements of Stockholders'
         Equity for the three months ended September 30, 2001 ..............3

         Condensed Consolidated Statements of Cash Flows for the
         three months ended September 30, 2000 and 2001 ....................4

         Condensed Consolidated Statement of Comprehensive Income
         for the three months ended September 30, 2000 and 2001 ............5

         Notes to Condensed Consolidated Financial Statements ..............6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk .......17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings ................................................18

Item 2.  Changes in Securities ............................................18

Item 3.  Defaults Upon Senior Securities ..................................18

Item 4.  Submission of Matters to a Vote of Security Holders ..............18

Item 5.  Other Information ................................................18

Item 6.  Exhibits and Reports on Form 8-K .................................18

Signatures ................................................................19




                                      (i)

PART I.   FINANCIAL INFORMATION


                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheet
                  (amounts in thousands except per share data)


                                                     June 30,      September 30,
                                                       2001            2001
                                                     --------      -------------
                     Assets                          (Audited)      (Unaudited)
                     ------
 Current Assets

  Cash and Cash Equivalents                          $  2,158      $  1,418
  Accounts Receivable
      Auctions Receivable                               7,480         6,552
      Advances to Consignors                              853           702
      Other                                               700           450
  Inventory                                            12,866         9,613
  Deferred Tax Asset                                    1,590         1,590
  Prepaid Expenses                                        324           333
                                                     --------      --------
      Total Current Assets                             25,971        20,658

Property and Equipment, Net                             1,422         1,323
Goodwill, Net                                           5,122         4,991
Other Purchased Intangibles, Net                        3,022         2,938
Marketable Securities                                     147            61
Other Non-Current Assets
  Deferred Tax Asset                                    2,554         2,554
  Inventory                                             1,700         1,700
  Advances to Consignors                                  358           372
  Other                                                   156           207
                                                     --------      --------
      Total Assets                                   $ 40,452      $ 34,804
                                                     ========      ========

      Liabilities and Stockholders' Equity
      ------------------------------------

Current Liabilities

  Demand Notes Payable                               $  8,040      $  3,890
  Notes Payable                                            75            67
  Payable to Third Party Consignors                     2,711         1,318
  Accounts Payable                                      4,135         3,773
  Advance from Related Party                               90            --
  Accrued Expenses                                      1,834         1,704
                                                     --------      --------
      Total Current Liabilities                        16,885        10,752
  Notes Payable - Long Term                               168           170
                                                     --------      --------
      Total Liabilities                                17,053        10,922

Stockholders' Equity

Preferred Stock, $.01 par value. Authorized
  10,000 shares; none issued Common Stock,
  $.01 par value Authorized: 40,000 shares
  Issued: September 30, 2001-12,733 shares
  Issued: June 30, 2001-11,987 shares                     120           127
Additional paid in capital                             44,252        45,739
Accumulated other comprehensive income:
  Unrealized loss on marketable securities
      net of tax                                         (143)         (229)
Accumulated Deficit                                   (18,282)      (19,207)
Treasury stock, at cost:
  368 shares at September 30 and June 30, 2001,
     respectively                                      (2,548)       (2,548)
                                                     --------      --------
      Total Stockholders' Equity                       23,399        23,882
                                                     --------      --------
      Total Liabilities and Stockholders' Equity     $ 40,452        34,804
                                                     ========      ========


      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                    For the Three Months Ended September 30,
                  (amounts in thousands except per share data)
                                   (Unaudited)


                                                          2000           2001
                                                        --------       --------
 Operating Revenues
     Sales of merchandise                               $ 12,930       $ 17,891
     Commissions earned                                    1,477            789
                                                        --------       --------
        Total Revenues                                    14,407         18,680

Cost of merchandise sold                                  11,945         16,501
                                                        --------       --------
        Gross profit                                       2,462          2,179

Operating Expenses
     General and Administrative                            1,140          1,141
     Salaries and Wages                                    1,216          1,145
     Depreciation and Amortization                           363            362
     Marketing                                               616            353
                                                        --------       --------
     Total Operating Expenses                              3,335          3,001
                                                        --------       --------
        Operating Loss                                      (873)          (822)
                                                        --------       --------

Other Income (expense)
Interest Income                                              142             93
Interest Expense                                            (315)          (196)
Loss from operations of investees                           (277)            --
                                                        --------       --------
     Loss before income taxes                             (1,323)          (925)
Benefit from income taxes                                   (423)            --
                                                        --------       --------
Net Loss                                                $   (900)      $   (925)
                                                        ========       ========

Basic Loss per Share
     Weighted average shares
    outstanding                                           10,045         12,319
                                                        ========       ========
     Basic loss per share
                                                        $  (0.09)      $  (0.08)
                                                        ========       ========

Diluted Loss per Share
     Weighted average shares outstanding                  10,045         12,319
                                                        ========       ========
     Diluted Loss per Share                             $  (0.09)      $  (0.08)
                                                        ========       ========


      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                       July 1, 2001 to September 30, 2001
                             (amounts in thousands)
                                   (Unaudited)

                                                                                Unrealized
                                               Common Stock        Additional    Gain (Loss)                               Total
                                             -----------------       Paid-In    on Marketable  Accumulated   Treasury  Stockholders'
                                             Shares        $         Capital     Securities      Deficit      Stock       Equity
                                             ------     ------     ----------   -------------  -----------   --------  -------------
Balance, June 30, 2001                       11,987        120      $ 44,252      $  (143)      $ (18,282)   $(2,548)    $ 23,399

 Common shares issued relating to
   acquisition of GMD, net of expenses           46                       94                                                   94

 Unrealized loss from Marketable
   securities, net of tax                                                             (86)                                    (86)

 Common shares sold for cash                    700          7         1,393                                                1,400


 Net Loss, September 30,2001                                                                         (925)                   (925)
                                             ------     ------      --------      -------       ---------    -------     --------
 Balance, September 30,2001                  12,733        127      $ 45,739      $  (229)      $ (19,207)   $(2,548)    $ 23,882
                                             ======     ======      ========      =======       =========    =======     ========


     See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended September 30,
                             (amounts in thousands)
                                   (Unaudited)

                                                              2000       2001
                                                            -------    -------
 Cash flows from operating activities:
    Net Loss                                                $  (900)      (925)
    Adjustments to reconcile net loss to net
    cash from operating activities:
       Depreciation and amortization                            353        362
       Provision for bad debts                                  (15)         3
       Provision for inventory reserve                           --        179
       Common Stock issued for services                          --         95
       Equity in loss of equity method investees                277         --
       Deferred tax benefit                                    (363)        --
       (Increase) decrease in assets:
         Auctions receivable                                   (834)       924
         Advances to consignors                                 (43)       137
         Other                                                   --        250
         Inventory                                              933      3,253
         Prepaid expenses and deposits                           53         (9)
         Other assets                                           (58)       (51)
       Increase (decrease) in liabilities:
         Payable to third-party consignors                      988     (1,393)
         Accounts payable                                    (1,086)      (362)
         Accrued expenses and other liabilities                (528)      (129)
         Advance from Related Party                            (550)       (90)
                                                            -------    -------
                                                             (1,594)     2,065

Cash flows from investing activities
    Capital expenditures for property and equipment            (160)       (49)
    Additional goodwill                                         (17)        --
    Purchase of Other Intangibles                              (220)        --
    Investment in equity method  investee                        (7)        --
                                                            -------    -------
                                                               (404)       (49)

Cash flows from financing activities:
    Net proceeds from (repayment of) demand notes payable     3,220     (4,150)
    Repayment of loans and loans payable                       (122)        (6)
    Proceeds from exercise of options                            44         --
    Purchase of Treasury Stock                                 (714)        --
    Proceeds from sale of Common Shares                          --      1,400
                                                            -------    -------
                                                              2,428     (2,756)

Net change in cash and cash equivalents                         430       (740)
Cash and cash equivalents:
    Beginning of period                                       1,092      2,158
                                                            -------    -------
    End of period                                           $ 1,522    $ 1,418
                                                            =======    =======


      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
               Condensed Consolidated Statements of Comprehensive
                                  Income (Loss)
                    For the Three Months Ended September 30,
                             (amounts in thousands)
                                   (Unaudited)



                                             2000             2001
                                           -------          -------
Net Loss                                   $  (900)         $  (925)

Other Comprehensive Income (Loss)
    Unrealized loss on securities,
    net of tax.                                (23)             (86)
                                           -------          -------
Comprehensive Loss                         $  (923)         $(1,011)
                                           =======          =======








     See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands except per share amounts as noted)


(1)   Organization, Business and Basis of Presentation

      Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. Greg Manning Galleries, Inc., Teletrade, Inc., Spectrum Numismatics International, Inc., Kensington Associates L.L.C. and Greg Manning Direct, Inc. (the "Company") is an eCommerce and collectibles company as well as a public auctioneer of collectibles including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, fine art and rare coins. The Company conducts both live auctions and auctions via the Internet, bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail. In addition, the Company maintains a 48% investment in GMAI-Asia.com, Inc., which conducts retail sales and auction sales over the Internet in Asia, particularly in China.

The accompanying condensed consolidated balance sheet as of June 30, 2001 and September 30, 2001 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three month periods ended September 30, 2000 and 2001 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.


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

The Company also sells its own inventory at auction, wholesale and retail. Revenue with respect to inventory at auction is recognized when sold and for wholesale or retail sales, revenue is recognized when delivered or released to the customer for acceptance or to a common carrier for delivery. Sales returns have not been material.

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

Business Segment

      The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                               For the Three Months Ended
                                      -----------------------------------------
                                         September 30,            Percentages
                                      -------------------      ----------------
                                       2000         2001       2000        2001
                                      -------     -------      -----      -----
 Aggregate Sales                       22,838      22,972       100%       100%
                                      =======     =======      =====      =====
      By Source:
          A. Auction                    9,913       5,081        43%        22%
          B. Sales of Inventory        12,925      17,891        57%        78%
                                      -------     -------      -----      -----

      By Market:
          Philatelics                   4,833       1,505        21%         7%
          Numismatics                  13,349      17,429        59%        76%
          Sports Collectibles           2,702         980        12%         4%
          Diamond                          38           -         0%         0%
          Art                               1           6         0%         0%
          Other Collectibles            1,915       3,052         8%        13%


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

      As of June 30 and September 30, 2001, the allowance for doubtful accounts included in auction receivables was approximately $845 and $849, respectively.

Intangible Assets

      Goodwill

      Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from five to twenty years. Total accumulated amortization at June 30, and September 30, 2001 was approximately $3,330 and $3,460, respectively. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses. Amortization expense charged to operations for the three months ended September 30, 2000 and 2001 was approximately $185 and $131 respectively.

      Other Purchased Intangibles

      Other Purchased Intangibles consisting of Trademarks, Customer Lists and Supplier Agreements, purchased as part of business acquisitions or in the ordinary course of business are presented net of related accumulated amortization and are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer Lists and Supplier Agreements. Total accumulated amortization at June 30 and September 30, 2001 was approximately $1,083 and $1,167, respectively. Amortization expense charged to operations for the three months ended September 30, 2000 and 2001 was approximately $67 and $84, respectively.

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

      Marketable securities available for sale as of June 30, and September 30, 2001 is as follows:

                                                                    Market
                                                        Cost      Unrealized
                                                        Value     Gain (Loss)
                                                        -----     -----------
June 30, 2001           Common Stock      $ 385         $ 147       $ (238)
                                          =====         =====       =======
September 30, 2001      Common Stock      $ 385         $  61       $ (324)
                                          =====         =====       =======


Earnings (loss) per common and common equivalent share

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the three months ended September 30, 2000 and 2001.

Comprehensive Income

      Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheet consist of the net unrealized gains (losses) on securities, net of tax.

New Accounting Pronouncements

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

The Company will adopt SFAS 142 effective July 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At September 30, 2001, goodwill and other purchased intangibles approximated $12.6 million and goodwill and other purchased intangibles amortization approximated $4.6 million as of September 30, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company will not be able to determine if an impairment will be required until completion of such impairment test.

(3)   Inventories

      Inventories as of June 30, 2001 consisted of the following:

                                           Current      Non-current       Total
                                           -------      -----------      -------
          Stamps                           $ 1,151        $   500        $ 1,651
          Sports Collectibles                  957            350          1,307
          Coins                              7,971            500          8,471
          Art                                  312             --            312
          Other                              2,475            350          2,825
                                           -------        -------        -------
                                            12,866        $ 1,700        $14,566
                                           =======        =======        =======

      Inventories as of September 30, 2001 consisted of the following:

                                           Current      Non-current       Total
                                           -------      -----------      -------
           Stamps                          $ 1,117        $   500        $ 1,617
           Sports Collectibles               1,358            350          1,708
           Coins                             6,821            500          7,321
           Art                                 311             --            311
           Other                                 6            350            356
                                           -------        -------        -------
                                           $ 9,613        $ 1,700        $11,313
                                           =======        =======        =======


The Company has provided an inventory reserve of approximately $2,900 and $1,860 at June 30 and September 30, 2001, respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

      Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The

Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.


(4)   Related-party Transactions

      Certain directors of the Company provide legal, computer and consulting services to the Company. Such expenditures were approximately $67 and $90 for the three months ended September 30, 2000 and 2001, respectively.

Included  in  Accounts   Receivable  at  September  30  and  June  30,  2001  is
approximately $41 which is due from Collectibles Realty Management (CRM) and will be collected in the ordinary course of business.

      For the three months ended September 30, 2000 and 2001, purchases of approximately $358 and $1,874, respectively were made to an equity method investee of the Company and a former stockholder of Spectrum, who is a current stockholder of the Company.

      The Company acts as an agent of Afinsa regarding their stock subscription agreement with GMAI-Asia.com, Inc. Under this agreement, the Company receives funds from Afinsa and advances such funds to GMAI-Asia.com, Inc. on an as-needed basis. There is no segregation of these funds. Such amount liable to be paid to GMAI-Asia.com, Inc. is $90 and $0 at June 30 and September 30, 2001, respectively and is included in Advance from Related Party.

      During the three months ended September 30, 2000 and 2001, the Company paid Mr. Manning approximately $48 and $28, respectively, of debt guarantee fees.


(5)   Debt

      The Company has a credit agreement with Brown Brothers Harriman & Co. ("Brown Brothers") pursuant to which Brown Brothers agreed to provide the Company with a credit facility of up to $500. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at the rate of 2% above Brown Brothers base rate, which was 7.75 % at June 30 and 7.0 % at September 30, 2001, and are payable on demand. At June 30 and September 30, 2001, borrowing under this facility totaled $2,400 and $500, respectively. Absent a material adverse change or event of default as determined by Brown Brothers, with respect to the revolving credit loan, Brown Brothers has agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. This loan was subsequently paid off in full on October 17, 2001.

      The Company's obligations to Brown Brothers under the above credit loan facility was collateralized by the Company's accounts receivable, advances to consignors, and inventory. The loan agreements contained various guidelines (including those relating to minimum tangible net worth and interest coverage ratio) which the Company must adhere to and which prohibits payment of dividends or like distributions without the consent of Brown Brothers. Absent a material adverse change or event of default as determined by Brown Brothers, Brown Brothers had agreed to provide the Company with a 120-day notification period prior to issuing a demand for repayment, so long as the Company is in compliance with certain financial and operating guidelines. For the three months ended September 30, 2001, the Company was not in compliance with the guideline relating to the formula of earnings before interest, depreciation and taxes to interest expense. As a result, Brown Brothers had the right under the credit agreement to demand immediate repayment of all amounts outstanding without the otherwise applicable 120-day notice period. At October 17, 2001, the day on which the Brown Brothers facility was paid in full, Brown Brothers had not demanded such repayment.

      Spectrum has a credit agreement with Bank of America pursuant to which Bank of America agreed to provide Spectrum with a credit facility of up to
$10,000 subject to adjustments as defined in the agreement. The loan agreement allows for borrowings based on the lesser of $10,000 or a percentage of eligible inventories and accounts receivable or 50% of the market value of GMAI stock pledged as collateral. The Company pays an annual fee for the facility equal to one quarter of one percent of the total amount of such facility. Borrowings under this facility bear interest at Bank of America base rate, which was 7.25% at June 30, 2001 and 6.5 % at September 30, 2001 and. The credit facility is personally guaranteed by Greg Manning who has pledged 700,000 shares of the Company owned personally by Mr. Manning. Additionally, the line is collateralized by all of the assets of Spectrum and is guaranteed by GMAI. In connection with this agreement, the Company pays Mr. Manning a guarantee debt fee that is based on 3% per annum of the average loan balance outstanding each month. Total borrowing under this line of credit totaled $5,200 at June 30 and $2,950 at September 30, 2001. The Company plans to repay all outstanding balances under this facility by November 30, 2001. $675,000 remained outstanding under this facility at November 1, 2001.

      There is an advance from a consignor which was, upon settlement, converted to a demand loan bearing an interest rate of 15% per annum in the amount of $440 at June 30,2001 and September 30,2001.


(6)   Major Customers

      The Company had one major customer that accounted for approximately 15% of total sales during the three months ended September 30, 2001 and 7% of accounts receivable at September 30, 2001. Such customer has certain supply and sales agreements with the Company. Major customers are considered to be those that accounted for more than 10% of sales.


(7)   Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                                 Three Months Ended
                                    September 30,
                                   (in thousands)

                                       2000          2001
                                     -------        ------
 Interest paid                       $   300        $  331
 Income taxes paid                         4            16

 Summary of significant
   non-cash transactions:

 Income Tax effect of the
 exercise of options                 $    58             -

 Issuance of shares related
 to the acquisition of GMD.          $   116        $   95

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This  Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below, and in the Company's Form 10-K, and in its Proxy Statement, filed with the Securities and Exchange Commission on October 26, 2001 in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Results of Operations (Amounts in thousands except as noted or per share information)

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

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended September 30, 2000 and 2001. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended September 30, 2001 Compared with the three months ended September 30, 2000

      The Company recorded an increase in net revenues of approximately $4,273 (30%) from approximately $14,407 for the three months ended September 30, 2000 to approximately $18,680 for the three months ended September 30, 2001.

      Sales of owned inventory increased during the current period by approximately $4,961 (38%) and was partly offset by a decrease in commissions earned of approximately $688 (47%), reflecting a decrease in sales of consigned material. Most of the increase in sales of owned inventory was the result of increased coin sales by Spectrum, ($4,534) reflecting a general increase in the market for collectible coins.

      Gross profit decreased approximately $283 (11%) from approximately $2,462 for the three months ended September 30, 2000 to approximately $2,179 for the three months ended September 30, 2001. Gross profit margins decreased from 17% to 12% for the three months ended September 30, 2000 and 2001, respectively.

      The Company's operating expenses decreased approximately $334 (10%) during the three months ended September 30, 2001 as compared to the same period in the prior year. Marketing expenses decreased approximately $263 (43%), depreciation and amortization increased approximately $3, salaries and wages decreased approximately $70 (6%) and general and administrative expenses decreased approximately $4. These decreases reflect the execution of the Company's strategic plan to complete changes to the infrastructure of the Company to react to current market conditions experienced by the Company.

      These decreased costs, in combination with revenue decreases, had the effect of decreasing operating costs as a percentage of operating revenue from 23% during the three months ended September 30, 2000 to 16% for the same period ended September 30, 2001. As compared to aggregate sales, these costs decreased from 14.6% in September 2000 to 13.1% in 2001.

      Interest expense (net of interest income) for the three months ended September 30, 2001 decreased approximately $71 from approximately $174 to approximately $103.

      The Company's effective tax rate for the three month periods ended September 30, 2000 and 2001 were approximately 32% and 0%, respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

      The Company's decrease in operating losses of approximately $51, coupled with a decrease in losses from operations of equity investees of approximately $277, resulted in a decrease in net losses before income taxes of approximately $398 for the current three month period, from approximately $1,323 to approximately $925 for the three months ended September 30, 2000 and 2001, respectively.

Liquidity and Capital Resources

      At September 30, 2001, the Company's working capital position was approximately $9,906, compared to approximately $9,086 as of June 30, 2001.This net increase of approximately $820 was primarily due to decreases in inventory of approximately $3,253 largely from the sale of substantially all of the assets of the comic and movie poster division and lower accounts receivable of approximately $928 due to the company having less live auctions during the last two weeks of September. These were offset by decreases in demand notes payable of approximately $ 4,150 as bank loans were paid down and by decreases in amounts payable to third party auction consignors of $1,392.

      The Company experienced an increase in cash flow from investing activities for the three months ended September 30, 2001 of approximately $355. This was primarily attributable to the acquisition of property and equipment and other purchased intangibles during the prior year.

      The Company experienced a decrease in cash flow from financing activities for the three months ended September 30, 2001 of approximately $5,184. This was primarily attributable to the repayment of demand notes payable of approximately $4,150.

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

          None

Item 5.   Other Information.

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


Dated:  November 12, 2001               GREG MANNING AUCTIONS, INC.



                                        /s/  Greg Manning
                                        --------------------------------------
                                        Greg Manning
                                        Chairman and Chief Executive Officer


                                        /s/  Larry Crawford
                                        --------------------------------------
                                        Larry Crawford
                                        Chief Financial Officer