Form 10-Q
period 2001-12-31
GREG MANNING AUCTIONS INC
filed 2002-02-13
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT   OF 1934

For the quarterly period ended December 31, 2001
                              ------------------

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                              22-2365834
          --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


       775 Passaic Avenue
       West Caldwell, New Jersey                                  07006
  --------------------------------------                        ---------
 (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004
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

As of February 13, 2002, Issuer had 13,008,242 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------
PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets at
      June 30, 2001 and December 31, 2001                                   3

      Condensed Consolidated Statements of Operations for the
      three and six months ended December 31, 2000 and 2001                 4

      Condensed Consolidated Statements of Stockholders' Equity
      for the six months ended December 31, 2001                            5

      Condensed Consolidated Statements of Cash Flows for the
      six months ended December 31, 2000 and 2001                           6

      Condensed Consolidated Statement of Comprehensive Income
      for the six months ended December 31, 2000 and 2001                   7

      Notes to Condensed Consolidated Financial Statements                  8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                14

Item 3. Quantitative and Qualitative Disclosures About Market Risk         19

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                  21

Item 2. Changes in Securities                                              21

Item 3. Defaults Upon Senior Securities                                    21

Item 4. Submission of Matters to a Vote of Security Holders                21

Item 5. Other Information                                                  22

Item 6. Exhibits and Reports on Form 8-K                                   22

Signatures                                                                 23


PART I. FINANCIAL INFORMATION

                           GREG MANNING AUCTIONS, INC.
                     Condensed Consolidated Balance Sheet s
                    (amounts in thousands except share data)

                                                         June 30,          December 31,
                                                           2001                2001
                                                        ---------          ------------
             Assets                                     (Audited)           (Unaudited)

 Current Assets
  Cash and Cash Equivalents
                                                       $     2,158         $       999
  Accounts Receivable
   Auctions Receivable                                       7,480               4,884
   Advances to Consignors                                      853                 493
   Other                                                       700                 450
  Inventory                                                 12,866              13,061
  Deferred Tax Asset                                         1,590               1,590
  Prepaid Expenses                                             324                 494
                                                       -----------         -----------
   Total Current Assets                                     25,971              21,971

 Property and Equipment, Net                                 1,422               1,184
 Goodwill, Net                                               5,122               4,860
 Other Purchased Intangibles, Net                            3,022               2,871
 Marketable Securities                                         147                  85
 Other Non-Current Assets
  Deferred Tax Asset                                         2,554               2,554
  Inventory                                                  1,700               1,700
  Advances to Consignors                                       358                 358
  Other                                                        156                 167
                                                       -----------         -----------
   Total Assets                                        $    40,452         $    35,750
                                                       ===========         ===========

          Liabilities and Stockholders' Equity
 Current Liabilities
  Demand Notes Payable                                 $     8,040         $       440
  Notes Payable                                                 75               4,159
  Payable to Third Party Consignors                          2,711               1,490
  Accounts Payable                                           4,135               3,047
  Advance from Related Party                                    90                --
  Accrued Expenses                                           1,834               1,179
                                                       -----------         -----------

   Total Current Liabilities                                16,885              10,315

  Notes Payable - Long Term                                    168               2,005
                                                       -----------         -----------

                                                            17,053              12,320

 Preferred Stock, $.01 par value. Authorized
  10,000 shares; none issued
 Common Stock, $.01 par value. Authorized:
40,000 shares
  Issued: December 31, 2001-13,008 shares,
 June 30, 2001-11,987 shares                                   120                 130

 Additional paid in capital                                 44,252              46,287
 Accumulated other comprehensive income:
  Unrealized loss on marketable securities net of
   taxes                                                      (143)               (205)

 Accumulated deficit                                       (18,282)            (20,234)
 Treasury stock, at cost: 368 shares at
December 31 and June 30, 2001, respectively                 (2,548)             (2,548)
                                                       -----------         -----------

   Total Stockholders' Equity                               23,399              23,430
                                                       -----------         -----------
   Total Liabilities and Stockholders' Equity          $    40,452         $    35,750
                                                       ===========         ===========

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Operations
                 For the Three And Six Months Ended December 31,
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                      Three Months Ended    Six Months Ended
                                         December 31,         December 31,
                                     --------------------- --------------------
                                       2000       2001       2000      2001
                                     ---------- ---------- --------- ----------
 Operating Revenues
 Sales of merchandise              $ 12,353    $ 16,474    $ 25,283    $ 34,365
 Commissions earned                   1,174         962       2,651       1,750
                                   --------    --------    --------    --------
 Total Revenues                      13,527      17,436      27,934      36,115
Cost of merchandise sold             11,288      15,030      23,233      31,531
                                   --------    --------    --------    --------
 Gross profit                         2,239       2,406       4,701       4,584
Operating Expenses
 General and Administrative           1,212       1,259       2,361       2,399
 Depreciation and Amortization          382         341         735         703
 Salaries and Wages                   1,322       1,069       2,539       2,214
 Acquisition and Merger Costs           204        --           204        --
 Marketing                              461         327       1,077         681
                                   --------    --------    --------    --------
 Total Operating Expenses             3,581       2,996       6,916       5,997
                                   --------    --------    --------    --------
 Operating Loss                      (1,342)       (590)     (2,215)     (1,413)
                                   --------    --------    --------    --------
Other Income (expense)
Interest Income                         117        --           259          92
Interest Expense                       (382)       (188)       (698)       (381)
Loss from operations of investees      (432)       (250)       (708)       (250)
                                   --------    --------    --------    --------
 Loss before income taxes            (2,039)     (1,028)     (3,362)     (1,952)
Benefit from income taxes              (604)       --        (1,027)       --
                                   --------    --------    --------    --------
Net Loss                           $ (1,435)   $ (1,028)   $ (2,335)   $ (1,952)
                                   ========    ========    ========    ========
Basic Loss per Share
 Weighted average shares
outstanding                          10,060      12,903      10,054      12,611
                                   ========    ========    ========    ========
 Basic loss per share              $  (0.14)   $  (0.08)   $  (0.23)   $  (0.15)
                                   ========    ========    ========    ========
Diluted Loss per Share
 Weighted average shares
outstanding                          10,060      12,903      10,054      12,611
                                   ========    ========    ========    ========
 Diluted Loss per Share            $  (0.14)   $  (0.08)   $  (0.23)   $  (0.15)
                                   ========    ========    ========    ========

      See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                        July 1, 2001 to December 31, 2001
                             (amounts in thousands)
                                   (Unaudited)
                                   Unrealized

                                                                     Unrealized
                                     Common Stock       Additional   Gain(Loss)                                    Total
                                  ------------------     Paid-In     on Marketable   Accumulated   Treasury     Stockholders'
                                  Shares     $           Capital     Securities        Deficit       Stock        Equity
                                  ------   ---------    ---------    ------------    -----------   --------     ------------

Balance, June 30, 2001              11,987   $     120  $  44,252   $   (143)      $   (18,282)   $   (2,548)    $  23,399

Common shares issued relating to
 acquisition of GMD, net of expenses    46                     95                                                       95

Unrealized loss from marketable
 securities                                                              (62)                                          (62)

Common shares sold for cash             975          10      1,940                                                   1,950

Net loss, December 31, 2001                                                             (1,952)                     (1,952)
                                   --------    --------   --------   --------       -----------    ----------     ---------

Balance, December 31, 2001           13,008    $    130   $ 46,287   $  (205)      $   (20,234)   $   (2,548)    $  23,430
                                   ========    ========   ========   ========       ===========    ==========     =========


      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                      For the Six Months Ended December 31,
                             (amounts in thousands)
                                   (Unaudited)

                                                   2000        2001
                                                ----------  ----------
 Cash flows from operating activities:
  Net Loss                                      $  (2,335)  $ (1,952)
  Adjustments to reconcile net loss
  to net cash from operating activities:
   Depreciation and amortization                      724        710
   Provision for bad debts                            (16)       (44)
   Provision for inventory reserve                    219         --
   Common Stock issued for services                    --         95
   Equity in loss of equity method investees          709        250
   Deferred tax benefit                            (1,027)        --
   (Increase) decrease in assets:
   Auctions receivable                                354      2,891
   Advances to consignors                             726        359
   Inventory                                         (615)      (445)
   Prepaid expenses and deposits                      (41)      (169)
   Other assets                                       (14)       240
   Increase (decrease) in liabilities:
   Payable to third-party consignors                1,615     (1,221)
   Accounts payable                                   491     (1,162)
   Accrued expenses and other liabilities             248       (654)
   Advance from Related Party                      (1,400)       (90)
                                                 --------   --------
                                                     (362)    (1,192)
 Cash flows from investing activities
  Capital expenditures for property and equipment    (419)       (61)
  Additional goodwill                                (281)        --
  Investment in equity method investee                (16)      (250)
                                                 --------   --------
                                                     (716)      (311)
 Cash flows from financing activities:
  Net proceeds from (repayment of) demand
   notes payable                                    3,355     (3,500)
  Net proceeds from (repayment of) loans
   payable                                            399      1,894
  Proceeds from exercise of options                    40         --
  Purchase of Treasury Stock                       (1,111)        --
  Proceeds from sale of Common Shares                  --      1,950
                                                 --------   --------
                                                    2,683        344
 Net change in cash and cash equivalents            1,605     (1,159)
 Cash and cash equivalents:
  Beginning of period                               1,092      2,158
                                                 --------   --------
  End of period                                 $   2,697   $    999
                                                 ========   ========

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.

            Condensed Consolidated Statements of Comprehensive Income
                      For the Six Months Ended December 31,
                                 (in thousands)
                                   (Unaudited)


                                           2000                  2001
                                       -----------          -------------

Net Loss                               $   (2,335)          $    (1,952)

Other Comprehensive Income
(Loss)
 Unrealized loss on securities,
 net of taxes.                                (69)                  (62)
                                       ----------           -----------
Comprehensive Loss                     $   (2,404)          $    (2,014)
                                       ==========           ===========

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

The accompanying condensed consolidated balance sheet as of June 30, 2001 and December 31, 2001 and related condensed consolidated statements of operations for the three and six months ended December 31, 2001, stockholders' equity, cash flows and comprehensive income for the six month period ended December 31, 2000 and 2001 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Business Segment

      The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:
                                           For the Six Months Ended
                               -----------------------------------------
                                          December 31,       Percentages
                               -----------------------------------------
                                       2000          2001    2000  2001
                               -----------------------------------------

 Aggregate Sales                        42,205      45,861   100%  100%
     By Source:                       ========    ========   ====  ====

        A. Auction                      16,922       9,746    40%   21%
        B. Sales of Inventory           25,283      36,115    60%   79%
                                      --------    --------  -----  ----
     By Market:

        Philatelics                      8,173       4,845    19%   11%

        Numismatics                     24,552      35,027    59%   76%
        Sports Collectibles              3,442       1,932     8%    4%

        Diamond                             83           -     0%    0%

        Art                                 10          31     0%    0%
        Other
        Collectibles                     5,945       4,026    14%    9%


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

           As of June 30 and December 31, 2001, the allowance for doubtful accounts included in auction receivables was approximately $845 and $801, respectively.

Intangible Assets

      Goodwill

      Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from five to twenty years. Total accumulated amortization at June 30, and December 31, 2001 was approximately $3,330 and $3,591, respectively. The recoverability of goodwill is evaluated at each year end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses. Amortization expense charged to operations for the three and six months ended December 31, 2000 was approximately $76 and $143 respectively, and for the three and six months ended December 31, 2001 was approximately $131 and $261, respectively.

      Other Purchased Intangibles

      Other Purchased Intangibles consisting of Trademarks, Customer Lists and Supplier Agreements, purchased as part of business acquisitions or in the ordinary course of business are presented net of related accumulated amortization and are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer Lists and Supplier Agreements. Total accumulated amortization at June 30 and December 31, 2001 was approximately $1,083 and $1,233, respectively. Amortization expense charged to operations for the three and six months ended December 31, 2000 were approximately $76 and 143, respectively, and for the three and six months ended December 31, 2001 was approximately $66 and $150, respectively.

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

      Marketable securities available for sale as of June 30, and December 31, 2001 is as follows:

                                                     Market      Unrealized
                                       Cost          Value       Gain (Loss)
                                       ----          -----       -----------

June 30, 2001        Common Stock      $ 385          $ 147        $(238)
                                       =====          =====        =====
December 31, 2001    Common Stock      $ 385          $  85        $(300)
                                       =====          =====         =====

Earnings (loss) per common and common equivalent share

               Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the three and six months ended December 31, 2000 and 2001.

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

The Company will adopt SFAS 142 effective July 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At December 31, 2001, goodwill and other purchased intangibles approximated $12.6 million and goodwill and other purchased intangibles amortization approximated $4.6 million as of December 31, 2001, respectively. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company will not be able to determine if an impairment will be required until completion of such impairment test.

(3) Inventories

      Inventories as of June 30, 2001 consisted of the following:

                                 Current     Non-current     Total
                               -----------   -----------  ----------

        Stamps                  $  1,151      $     500   $   1,651
        Sports Collectibles          957            350       1,307
        Coins                      7,971            500       8,471
        Art                          312              -         312
        Other                      2,475            350       2,825
                                --------      ---------   ---------
                                  12,866      $   1,700   $  14,566
                                ========      =========   =========

      Inventories as of December 31, 2001 consisted of the following:

                              Current     Non-Current      Total
                             ---------    -----------   -----------
        Stamps                    723          500         1,223
        Sports Collectibles     1,786          350         2,136
        Coins                   9,753          500        10,253
        Art                       303            -           303
        Other                     496          350           846
                               ------       -----        -------
                               13,061        1,700        14,761
                               ======       ======       =======

The Company has provided an inventory reserve of approximately $2,900 and $1,738 at June 30 and December 31, 2001, respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

           Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.


(4) Related-party Transactions

      Certain directors of the Company provide legal, computer and consulting services to the Company. Such expenditures were approximately $46 and $136 for the three and six months ended December 31, 2001, respectively.

       Included in Accounts Receivable at June 30, 2001 and December 31, 2001 is approximately $41 which is due from Collectibles Realty Management (CRM) and will be collected in the ordinary course of business.

               The Company acts as an agent of Afinsa Bienes Tangibles, S.A.("Afinsa") regarding their stock subscription agreement with GMAI-Asia.com, Inc. Under this agreement, the Company receives funds from Afinsa and advances such funds to GMAI-Asia.com, Inc. on an as-needed basis. There is no segregation of these funds. Such amount liable to be paid to GMAI-Asia.com, Inc. is $90 and $0 at June 30 and December 31, 2001, respectively and is included in Advance from Related Party.

              During the three and six months ended December 31, 2000, the Company paid Mr. Manning approximately $47 and $95, respectively, of debt guarantee fees. These fees totaled $4 and $32, respectively, for the three and six months ended December 31, 2001.


(5) Debt

                   There is an advance from a consignor which was upon settlement, converted to a demand loan bearing an original interest rate of 15% per annum in the amount of $440 at June 30, 2001. As of

December 31, 2001 this demand loan was bearing an interest rate of 8% annum on the $440 as a result of the rate being renegotiated to an annual rate of 8% as of December 13, 2001. As of February 11, 2002, this loan had been paid down to $140.

             The Company has a note payable in the amount of $3,350, collateralized by specific coin inventory with an interest rate of 9% with quarterly payments of $500 commencing in April 2002 until the loan is repaid in August 2003. Additionally, the Company has a note with the Capital Coin Fund in the amount of $2,600 at December 31,2001. The loan is collateralized by inventory and has an interest rate of 10% with no specific repayment schedule. This agreement expires July 31, 2002.

       The Company has also entered into an agreement with Afinsa to which Afinsa agreed to provide the Company with a credit facility of up to $2,000. Borrowings under this facility bear interest at an annual rate of 8%. The agreement also provides that any borrowings not repaid in accordance with the terms of the agreement may be converted into GMAI stock at the discretion of Afinsa. As of December 31,2001, no amounts had been used or remained outstanding under this facility.

(6) Major Customers

            The Company had one major customer that accounted for approximately 16% of total sales for the three and six months ended December 31, 2001 and 1% of accounts receivable at December 31, 2001. Such customer has certain supply and sales agreements with the Company. Major customers are considered to be those that accounted for more than 10% of sales.

(7) Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                                Six Months Ended
                                  December 31,
                                 (in thousands)
                               2000          2001
                             ---------     --------

 Interest paid               $  677     $    397
 Income taxes paid                4           16

        Summary of significant non-cash transactions:

 Income Tax effect of the    $    58    $      -
 exercise of options

 Options issued relating to
 professional services            90           -

 Issuance of shares related
 to the acquisition of GMD.      116          95

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

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended December 31, 2000 and 2001. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended December 31, 2001
Compared with the three months ended December 31, 2000

      The Company recorded an increase in net revenues of approximately $3,909 (29%) from approximately $13,527 for the three months ended December 31, 2000 to approximately $17,436 for the three months ended December 31, 2001.

      Sales of owned inventory increased during the current period by approximately $4,121(33%) and was partly offset by a decrease in commissions earned of approximately $212 (18%), reflecting a decrease in sales of consigned material. Most of the increase in sales of owned inventory was the result of increased coin sales by Spectrum, ($4,331) reflecting a general increase in the market for collectible coins.

      Gross profit increased approximately $167 (7%) from approximately $2,239 for the three months ended December 31, 2000 to approximately $2,406 for the three months ended December 31, 2001. Gross profit margins decreased from 17% to 14% for the three months ended December 31, 2000 and 2001, respectively.

      The Company's operating expenses decreased approximately $586 (16%) during the three months ended December 31, 2001 as compared to the same period in the prior year. Marketing expenses decreased approximately $134 (29%), depreciation and amortization decreased approximately $41 (11%), salaries and wages decreased approximately $253 (19%) and general and administrative expenses increased approximately $47 (4%). These decreases reflect the execution of the Company's strategic plan to complete changes to the infrastructure of the Company to react to current market conditions experienced by the Company. In addition, the Company spent approximately $204 in merger and acquisition costs in fiscal 2001, with no such expenditures in 2002.

      These decreased costs, in combination with revenue increases, had the effect of decreasing operating costs as a percentage of operating revenue from 26% during the three months ended December 31, 2000 to 17% for the same period ended December 31, 2001. As compared to aggregate sales, these costs decreased from 18% in December 2000 to 13.0% in 2001.

      Interest expense (net of interest income) for the three months ended December 31, 2001 decreased approximately $77 from approximately $265 to approximately $188.

      The Company's effective tax rate for the three month periods ended December 31, 2000 and 2001 were approximately 32% and 0%, respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2001 if operating results or acquisition related costs differ significantly from current projections.

      The Company's decrease in operating losses of approximately $752, coupled with an decrease in losses from operations of equity investees of approximately $182, resulted in a decrease in net losses before income taxes of approximately $1,011 for the current three month period, from approximately $2,039 to approximately $1,028 for the three months ended December 31, 2000 and 2001, respectively.

Six months ended December 31, 2001
Compared with the six months ended December 31, 2000

      The Company had an increase in net revenues of approximately $8,181 (29%) from approximately $27,934 to approximately $36,115 for the six months ended December 31, 2000 and 2001, respectively. This increase is primarily attributable to an increase in the sale of Company owned coins.

      Gross profit decreased approximately $117 (2%) from approximately $4,701 for the six months ended December 31, 2000 to approximately $4,584 for the six months ended December 31, 2001. Gross profit margins decreased from 17% to 13% for the six months ended December 31, 2000 and 2001, respectively.

      The Company's operating expenses decreased approximately $919 (13%) during the six months ended December 31, 2001 as compared to the same period in the prior year. Marketing expenses decreased approximately $397 (37%), depreciation and amortization decreased approximately $32 (4%), salaries and wages decreased approximately $325 (13%), acquisition costs decreased approximately $204 (100%) and general and administrative expenses increased approximately $38 (2%). These decreases reflect the execution of the Company's strategic plan to reduce corporate expenses to return the Company to profitability.

      These decreased costs and revenues had the effect of reducing operating costs as a percentage of operating revenue from 25% during the six months ended December 31, 2000 to 17% during the six months ended December 31, 2001.

      Interest expense (net of interest income) for the six months ended December 31, 2000 decreased approximately $149 from approximately $439 to approximately $290.

      The Company's effective tax rate for the six month periods ended December 31, 2000 and 2001 were approximately 36% and 0%, respectively. The difference primarily relates to a valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2002 if operating results or acquisition related costs differ significantly from current projections.

      The Company's decrease in operating losses of approximately $802, coupled with a decrease in losses from operations of equity investees of approximately $458, resulted in a decrease in net losses before income taxes of approximately $1,410 from approximately $3,362 to approximately $1,952 the six months ended December 31, 2000 and 2001, respectively.

 Liquidity and Capital Resources

      At December 31, 2001, the Company's working capital position was approximately $11,656, compared to approximately $9,086 as of June 30, 2001.This net increase of approximately $2,570 was primarily due to decreases in short term notes payable of approximately $3,516 as loans were paid down, and decreases in amounts payable to third party auction consignors of $1,221.

      The Company experienced a decrease in cash flow from investing activities for the six months ended December 31, 2001 of approximately $311. This was primarily attributable to the acquisition of property and equipment and investments in equity method investees of approximately $250.

      The Company experienced an increase in cash flow from financing activities for the six months ended December 31, 2001 of approximately $344. This was primarily attributable to the repayment of demand notes payable in the amounts of $3,500 but was partially offset by net proceeds from loans payable of $1,894 and proceeds from sale of stock of $1,950 resulting in a net increase of cash in the amount of approximately $344.

      On October 25, 2001 the Company entered into an agreement with Afinsa Bienes Tangibles, S.A that provides an unsecured line of credit of $2,000 at an annual interest rate of 8%. The agreement is for an initial term of one year. The agreement also provides that any borrowings not repaid in accordance with the terms of the agreement may be converted into GMAI stock at the discretion of Afinsa. As of February 13, 2002, $ 900 was outstanding under this line of credit.

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

     o The development and success of the Company's business has been and will continue to be dependent substantially upon its President, Chairman and Chief Executive Officer, Greg Manning. The unavailability of Mr. Manning, for any reason, would have a material adverse effect upon the business, operations and prospects of the Company if a suitable replacement were not engaged.

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

o The amount, type and cost of financing which the Company maintains, and any changes to the financing may also affect the Company's results of operations.

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

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Shareholders was held on December 12, 2001. At the Annual Meeting, each of Albertino de Fiqueiredo, James Davin and Greg Manning were elected to hold office as Directors of the Company until the third succeeding Annual Meeting of Shareholders in 2004, and until their respective successors have been elected and qualified.

Set forth below is information concerning the voting results of matters voted upon at the Annual Meeting:

1.    Election of Directors:
            Albertino de Fiqueiredo
            -----------------------
                  For:        9,414,346
                  Against:      193,579

            James Davin
            -----------
                  For:        9,414,346
                  Against:      193,579

             Greg Manning
            -------------
                  For:        9,414,346
                  Against:      193,579


2. Ratification of the appointment of Amper, Politziner & Mattia as the Company's independent public accountants for the Company's fiscal year ended June 30, 2002:
                  For:        9,010,223
                  Against:       589,077
                  Abstentions:     8,625

            3. Ratification of the increase in shares available for issuance through the stock option plan.
                  For:         9,313,284
                  Against:       276,596
                  Abstentions:    18,045


Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            None

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.



Dated: February 13, 2002
                                     /s/  Greg Manning
                                     ------------------------------------------
                                     Greg Manning
                                     Chairman and Chief Executive Officer



                                     /s/  Larry Crawford
                                     ------------------------------------------
                                     Larry Crawford
                                     Chief Financial Officer