Form 10-Q
period 2002-03-31
GREG MANNING AUCTIONS INC
filed 2002-05-07
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                 ---------------

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)


         Delaware                                               22-2365834
         --------                                               ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


       775 Passaic Avenue
       West Caldwell, New Jersey                                    07006
       -------------------------                                    -----
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004
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

As of May 7, 2002, Issuer had 12,703,304 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets at
      June 30, 2001 and March 31, 2002                                      3

      Condensed Consolidated Statements of Operations
      for the Three and Nine months ended March 31, 2001
      and 2002                                                              4

      Condensed Consolidated Statements of Stockholders'
      Equity for the Nine months ended March 31, 2002                       5

      Condensed Consolidated Statements of Cash Flows
      for the Nine months ended March 31, 2001 and 2002                     6

      Condensed Consolidated Statement of Comprehensive
      Income for the Nine months ended March 31, 2001 and 2002              7

      Notes to Condensed Consolidated Financial Statements                  8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                14

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                        20

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              21

Item 2.     Changes in Securities                                          21

Item 3.     Defaults Upon Senior Securities                                21

Item 4.     Submission of Matters to a Vote of Security Holders            21

Item 5.     Other Information                                              21

Item 6.     Exhibits and Reports on Form 8-K                               21

Signatures                                                                 22

PART I. FINANCIAL INFORMATION

                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                    (amounts in thousands except share data)

                                                         June 30,    March 31,
                                                           2001        2002
                                                        ----------------------
                Assets                                  (Audited)   (Unaudited)
                ------

 Current Assets
  Cash and Cash Equivalents
                                                         $  2,158      $  2,411
  Accounts Receivable

   Auctions Receivable                                      7,480         6,401

   Advances to Consignors                                     853         1,412

   Other                                                      700          --

  Inventory                                                12,866        12,773

  Deferred Tax Asset                                        1,590         1,590

  Prepaid Expenses                                            324           451
                                                         --------      --------

   Total Current Assets                                    25,971        25,038


 Property and Equipment, Net                                1,422         1,067

 Goodwill, Net                                              5,122         4,729

 Other Purchased Intangibles, Net                           3,022         2,798

 Marketable Securities                                        147            90
 Other Non-Current Assets

  Deferred Tax Asset                                        2,554         2,354

  Inventory                                                 1,700         1,700

  Advances to Consignors                                      358           358

  Other                                                       156           318
                                                         --------      --------
   Total Assets                                          $ 40,452      $ 38,452
                                                         ========      ========

     Liabilities and Stockholders' Equity

 Current Liabilities
  Demand Notes Payable
                                                         $  8,040      $  1,540

  Notes Payable                                                75         5,056

  Payable to Third Party Consignors                         2,711         2,421

  Accounts Payable                                          4,135         3,452

  Advance from Related Party                                   90          --

  Accrued Expenses                                          1,834           865
                                                         --------      --------

   Total Current Liabilities                               16,885        13,334

  Notes Payable - Long Term                                   168         1,991
                                                         --------      --------

                                                           17,053        15,325

 Preferred Stock, $.01 par value. Authorized
  10,000 shares; none issued
 Common Stock, $.01 par value. Authorized:
40,000 shares
  Issued: March 31, 2002-13,072 shares, June
 30, 2001-11,987 shares                                       120           130

 Additional paid in capital                                44,252        46,657
 Accumulated other comprehensive income:
  Unrealized loss on marketable securities,
 net of taxes                                                (143)         (214)

 Accumulated deficit                                      (18,282)      (20,898)
 Treasury stock, at cost: 368 shares at
March 31, 2002  and June 30, 2001,
respectively                                               (2,548)       (2,548)
                                                         --------      --------

   Total Stockholders' Equity                              23,399        23,127
                                                         --------      --------
   Total Liabilities and Stockholders'
  Equity                                                 $ 40,452      $ 38,452
                                                         ========      ========

      See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Operations
                  For the Three and Nine months ended March 31,
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                       Three Months Ended    Nine months ended
                                           March 31,             March 31,
                                    ---------------------   --------------------
                                       2001       2002       2001         2002
                                    --------    --------    --------   ---------

 Operating Revenues
  Sales of merchandise              $ 16,652    $ 20,964    $ 41,935    $ 55,330
  Commissions earned                   1,184       1,089       3,835       2,839
                                    --------    --------    --------    --------

  Total Revenues                      17,836      22,053      45,770      58,169

 Cost of merchandise sold             16,683      19,403      39,916      50,934
                                    --------    --------    --------    --------

  Gross profit                         1,153       2,650       5,854       7,235

 Operating Expenses
  General and Administrative           1,333       1,116       3,696       3,493

  Depreciation and Amortization          724         343       1,459       1,046
  Salaries and Wages                   1,330       1,093       3,868       3,307

  Acquisition and Merger Costs             1        --           205        --

  Marketing                              306         402       1,383       1,082
                                    --------    --------    --------    --------

  Total Operating Expenses             3,694       2,954      10,611       8,928
                                    --------    --------    --------    --------
  Operating Loss                      (2,541)       (304)     (4,757)     (1,693)
                                    --------    --------    --------    --------

 Other Income (expense)
 Interest Income                          10          62         270         130

 Interest Expense                       (354)       (222)     (1,052)       (603)
 Loss from operations of investee       (245)       --          (954)       (250)
                                    --------    --------    --------    --------
  Loss before income taxes            (3,130)       (464)     (6,493)     (2,416)
 (Benefit from) provision for
income taxes                            (977)        200      (2,004)        200
                                    --------    --------    --------    --------
 Net Loss                           $ (2,153)   $   (664)   $ (4,489)   $ (2,616)
                                    ========    ========    ========    ========

 Basic Loss per Share
  Weighted average shares
 outstanding                          10,085      12,695      10,064      12,323
                                    ========    ========    ========    ========
  Basic loss per share              $  (0.21)   $  (0.05)   $  (0.45)   $  (0.21)
                                    ========    ========    ========    ========

 Diluted Loss per Share
  Weighted average shares
 outstanding                          10,085      12,695      10,064      12,323
                                    ========    ========    ========    ========
  Diluted Loss per Share            $  (0.21)   $  (0.05)   $  (0.45)   $  (0.21)
                                    ========    ========    ========    ========

      See accompanying notes to condensed consolidated financial statements


                                         GREG MANNING AUCTIONS, INC.
                           Condensed Consolidated Statement of Stockholders' Equity
                                       July 1, 2001 to March 31, 2002
                                            (amounts in thousands)
                                                 (Unaudited)
                                                 Unrealized

                                   Common Stock       Additional   Gain (Loss)                                 Total
                               -------------------     Paid-In    On  Marketable    Accumulated  Treasury   Stockholders'
                                Shares       $         Capital      Securities        Deficit      Stock       Equity
                                ------    -------     ----------  --------------    -----------  --------   -------------

Balance, June 30, 2001          11,987    $    120    $ 44,252     $   (143)        $(18,282)    $ (2,548)    $23,399

 Common shares issued for
   services                        110           1         208                                                    209

Unrealized loss from
 marketable securities                                                  (71)                                      (71)

Stock options issued for
services                                                   256                                                    256

Common shares sold for cash        975           9       1,941                                                  1,950

Net loss, March 31, 2002                                                              (2,616)                  (2,616)
                              --------    --------    --------     --------         --------     --------     -------
Balance, March 31, 2002         13,072    $    130    $ 46,657     $   (214)        $(20,898)    $ (2,548)    $23,127
                               =======    ========    ========     ========         ========     ========     =======

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                       For the Nine months ended March 31,
                             (amounts in thousands)
                                   (Unaudited)

                                                           2001           2002
                                                         --------       --------

 Cash flows from operating activities:
  Net Loss                                               $(4,489)       $(2,616)
  Adjustments to reconcile net loss
  to net cash from operating activities:

   Depreciation and amortization                           1,459          1,046

   Provision for bad debts                                   (15)           (64)

   Provision for inventory reserve                           690           --

   Common Stock issued for services                         --              209
   Loss from operations of equity
   method investee                                           954            250

   Deferred tax (benefit) expense                         (2,004)           200
   (Increase) decrease in assets:

   Auctions receivable                                      (317)         1,862

   Advances to consignors                                  1,210           (560)

   Inventory                                               2,951             95

   Prepaid expenses and deposits                             (31)           130

   Other assets                                               78           (177)
   Increase (decrease) in liabilities:

   Payable to third-party consignors                       1,440           (291)

   Accounts payable                                         (529)          (683)
   Accrued expenses and other liabilities                   (205)          (969)

   Advance from Related Party                             (1,800)           (90)
                                                         -------        -------

                                                            (608)        (1,658)

 Cash flows from investing activities
  Capital expenditures for property and equipment           (766)           (95)

  Additional goodwill                                       (301)          --
  Investment in equity method investee                       (18)          (250)
                                                         -------        -------

                                                          (1,085)          (345)

 Cash flows from financing activities:
  Net proceeds from (repayment of)
  demand notes payable                                     2,565         (6,500)
  Net proceeds from (repayment of) loans payable             (71)         6,806

  Proceeds from exercise of options                           40           --

  Purchase of Treasury Stock                              (1,202)          --

  Proceeds from sale of Common Shares                       --            1,950
                                                         -------        -------

                                                           1,333          2,256

 Net change in cash and cash equivalents                    (360)           253
 Cash and cash equivalents:

  Beginning of period                                      1,092          2,158
                                                         -------        -------
  End of period                                          $   732        $ 2,411
                                                         =======        =======


      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.

            Condensed Consolidated Statements of Comprehensive Income
                       For the Nine months ended March 31,
                                 (in thousands)
                                   (Unaudited)


                                           2001             2002
                                        ----------       ----------
Net Loss                                $  (4,489)       $  (2,616)

Other Comprehensive Income (Loss)
 Unrealized loss on securities,
 net of taxes.                                (62)             (56)
                                        ---------        ----------
Comprehensive Loss                      $  (4,551)       $  (2,672)
                                        =========        ==========

     See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
            (amounts in thousands except per share amounts as noted)

(1)  Organization, Business and Basis of Presentation

      Greg Manning Auctions, Inc., together with its wholly owned subsidiaries Ivy & Mader Philatelic Auctions, Inc. Greg Manning Galleries, Inc., Teletrade, Inc., Spectrum Numismatics International, Inc., Kensington Associates L.L.C. and Greg Manning Direct, Inc. (the "Company") is an eCommerce and collectibles company as well as a public auctioneer of collectibles including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, fine art and rare coins. The Company conducts both live auctions and auctions via the Internet, bringing together purchasers and sellers located throughout the world. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. The Company also sells collectibles by private treaty for a commission, and sells its own inventory at auction, wholesale and retail. In addition, the Company maintains a 45% investment in GMAI-Asia.com, Inc., which conducts retail sales and auction sales over the Internet in Asia, particularly in China.

      The accompanying condensed consolidated balance sheets as of June 30, 2001 and March 31, 2002 and related condensed consolidated statements of operations for the three and nine months ended March 31, 2001 and 2002, stockholders' equity, cash flows and comprehensive income for the nine month period ended March 31, 2001 and 2002 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2001 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Business Segment

      The company operates in one segment, the auctioning or private treaty sale of rare stamps and other collectibles. Set forth below is a table of aggregate sales of the Company, subdivided by source and market:

                                          For the Nine months ended
                                      ----------------------------------
                                            March 31,        Percentages
                                      --------------------   -----------
                                        2001         2002    2001   2002
                                      --------     -------   ----   ----

 Aggregate Sales                        67,160      71,467   100%   100%
                                      ========     =======   ====   ====
     By Source:

        A. Auction                      25,225      16,137    38%   23%
        B. Sales of Inventory           41,935      55,330    62%   77%
                                      --------     -------   ----  ----
     By Market:

        Philatelics                     11,981       7,674    18%   11%

        Numismatics                     41,689      55,791    62%   78%
        Sports
        Collectibles                     5,550       2,743     8%    4%

        Diamond                             93           -     0%    0%

        Art                                 13          36     0%    0%
        Other
        Collectibles                     7,834       5,223    12%    7%


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

           As of June 30, 2001 and March 31, 2002, the allowance for doubtful accounts included in auction receivables was approximately $845 and $762, respectively.

Intangible Assets

      Goodwill

      Goodwill primarily includes the excess purchase price paid over the fair value of the net assets acquired. Goodwill is being amortized on a straight-line basis over periods ranging from five to twenty years. Total accumulated amortization at June 30, 2001 and March 31, 2002 was approximately $3,330 and $3,722, respectively. The recoverability of goodwill is evaluated at each year-end balance sheet date as events or circumstances indicate a possible inability to recover its carrying amount. This evaluation is based on historical and projected results of operations and gross cash flows for the underlying businesses. Amortization expense charged to operations for the three and nine months ended March 31, 2001 was approximately $497 and $870 respectively, and for the three and nine months ended March 31, 2002 was approximately $131 and $392, respectively.

      Other Purchased Intangibles

      Other Purchased Intangibles consisting of Trademarks, Customer Lists and Supplier Agreements, purchased as part of business acquisitions or in the ordinary course of business are presented net of related accumulated amortization and are being amortized on a straight-line basis over a 20-year period for Trademarks and a 5-year period for Customer Lists and Supplier Agreements. Total accumulated amortization at June 30, 2001 and March 31, 2002 was approximately $1,083 and $1,307, respectively. Amortization expense charged to operations for the three and nine months ended March 31, 2001 were approximately $95 and $238, respectively, and for the three and nine months ended March 31, 2002 was approximately $74 and $224, respectively.

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

      Marketable securities available for sale as of June 30, 2001 and March 31, 2002 is as follows:

                                                        Market      Unrealized
                                             Cost       Value       Gain (Loss)
                                             -----      ------      ----------

June 30, 2002              Common Stock      $ 385      $  147       $ (238)
                                             =====      ======       ======
March 31, 2002             Common Stock      $ 385      $   90       $ (295)
                                             =====      ======       ======

Earnings (loss) per common and common equivalent share

               Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the three and nine months ended March 31, 2001 and 2002.

Comprehensive Income

             Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheet consist of the net unrealized gains (losses) on securities, net of tax.


New Accounting Pronouncements

      In July 2002, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2002. SFAS 142 supercedes APB Opinion No. 17 "Intangible Assets" and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

      The Company will adopt SFAS 142 effective July 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At March 31, 2002, goodwill and other purchased intangibles approximated $12.6 million and goodwill and other purchased intangibles accumulated amortization approximated $5.0 million as of March 31, 2002, respectively. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company will not be able to determine if an impairment will be required until completion of such impairment test.

(3) Inventories

      Inventories as of June 30, 2001 consisted of the following:

                               Current   Non-current    Total
                              ---------  -----------  ----------

        Stamps                    1,151   $     500   $   1,651
        Sports Collectibles         957         350       1,307
        Coins                     7,971         500       8,471
        Art                         312           -         312
        Other                     2,475         350       2,825
                              ---------   ---------   ----------
                                 12,866   $   1,700   $   14,566
                              =========   =========   ==========

      Inventories as of March 31, 2002 consisted of the following:

                                   Current      Non-Current       Total
                                  ---------     -----------     ---------

         Stamps                      1,388            600          1,988

         Sports  Collectibles        1,584            350          1,934

         Coins                       9,455            500          9,955

         Art                           300             --            300

         Other                          46            250            296
                                    ------         ------         ------

                                    12,773          1,700         14,473
                                    ======         ======         ======

The Company has provided an inventory reserve of approximately $2,900 and $1,505 at June 30, 2001 and March 31, 2002, respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

           Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.


(4) Related-party Transactions

      Certain directors of the Company provide legal, computer and consulting services to the Company. Such expenditures were approximately $263 and $1,097 for the three and nine months ended March 31, 2001 respectively and $51 and $187 for the three and nine months ended March 31, 2002, respectively.

       Included in Accounts Receivable at June 30, 2001 and March 31, 2002 is approximately $41 which is due from Collectibles Realty Management (CRM) and will be collected in the ordinary course of business.

               The Company acts as an agent of Afinsa Bienes Tangibles, S.A.("Afinsa") regarding their stock subscription agreement with GMAI-Asia.com, Inc. Under this agreement, the Company receives funds from Afinsa and advances such funds to GMAI-Asia.com, Inc. on an as-needed basis. There is no segregation of these funds. Such amount liable to be paid to GMAI-Asia.com, Inc. is $90 and $0 at June 30, 2001 and March 31, 2002, respectively and is included in Advance from Related Party.

              During the three and nine months ended March 31, 2001, the Company paid Mr. Manning approximately $47 and $142, respectively, of debt guarantee fees. During the three and nine months ended March 31, 2002 the Company paid Mr. Manning $0 and $32, respectively, of debt guarantee fees.

      For the three months ended March 31, 2001 and 2002, purchases of approximately $468 and $1,045, respectively were made from a former equity method investee of the Company and a former stockholder of Spectrum, who is a current stockholder of the Company. For the nine months ended March 31, 2001 and 2002, purchases of approximately $1,029 and $3,180 were made from theses parties. Additionally sales to these parties for the three and nine months ended March 31, 2001 were $322 and

$430, respectively, and there were no sales to these parties for the three and nine months ended March 31, 2002.

      During the three months ended March 31, 2002 the Company paid Mr. Roberts, a director of the Company, a loan guarantee fee of $9. In addition Mr. Roberts received a loan from the Company in the amount of $50 in the period ended March 31, 2002. The loan carries an interest rate of 7% and is due in full by June 30, 2002.


(5) Debt

        Demand Notes Payable

      The Company has also entered into an agreement with Afinsa to which Afinsa agreed to provide the Company with a credit facility of up to $2,000. Borrowings under this facility bear interest at an annual rate of 8%. The agreement also provides that any borrowings not repaid in accordance with the terms of the agreement may be converted into GMAI stock at the discretion of Afinsa. As of March 31, 2002, $1,400 had been borrowed under this agreement.

                There is an advance from a consignor, which was upon settlement, converted to a demand loan bearing an original interest rate of 15% per annum in the amount of $440 at June 30, 2001. As of March 31, 2002 this demand loan was bearing an interest rate of 8% annum as a result of the rate being renegotiated to an annual rate of 8% as of March 13, 2002. As of March 31, 2002, this loan has a balance of $140.


        Notes Payable

             The Company has a note payable in the amount of $2,850, collateralized by specific coin inventory with an interest rate of 9% with quarterly payments of $500 commencing in April 2002 until the loan is repaid in August 2003. Also the Company has a note with the Capital Coin Fund in the amount of $4,000 at March 31, 2002. The loan is collateralized by inventory and has an interest rate of 10% with no specific repayment schedule. This agreement expires July 31, 2002. The balance of notes payable of $197 represents capital leases for the purchase of equipment and they carry interest rates ranging from 13% to 21%.


(6) Major Customers

            The Company had one major customer that accounted for approximately 10% of total sales for the three and nine months ended March 31, 2002 and less than 1% of accounts receivable at March 31, 2002. Such customer has certain supply and sales agreements with the Company. Major customers are considered to be those that accounted for more than 10% of sales.

(7) Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                              Nine months ended
                                  March 31,
                                (in thousands)
                               2001       2002
                             --------    -------

 Interest paid               $  1,043    $   603

 Income taxes paid                  4         16

        Summary of significant non-cash transactions:

 Income Tax effect of
 the exercise of options     $     58    $     -


 Options issued relating to
 professional services             90        256

 Issuance of shares related
 to acquisition of GMD            279          -


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intimations or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below, and in the Company's Form 10-K for the year ended June 30, 2001,filed with the Securities and Exchange Commission (the "SEC") on September 28, 2001; in the Company's Proxy Statement, filed with the SEC on October 26, 2001; and in the Company's registration statement on Form S-3, filed with the SEC on April 5, 2002, in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

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

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended March 31, 2001 and 2002. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended March 31, 2002
Compared with the three months ended March 31, 2001

      The Company recorded an increase in net revenues of approximately $4,217 (24%) from approximately $17,836 for the three months ended March 31, 2001 to approximately $22,053 for the three months ended March 31, 2002.

      Sales of owned inventory increased during the current period by approximately $4,313 (26%) and was partly offset by a decrease in commissions earned of approximately $96 (8%), reflecting a decrease in sales of consigned material. The major factor for the increase in sales of owned inventory was the result of increased coin sales by Spectrum, ($7,587) reflecting a general increase in the market for collectible coins which more than offset the decrease in sales of owned inventory in GMG , ($1,824) due to the sale of the comic division last fall.

      Gross profit increased approximately $1,497 (130%) from approximately $1,153 for the three months ended March 31, 2001 to approximately $2,650 for the three months ended March 31, 2002. Gross profit margins increased from 6% to 12% for the three months ended March 31, 2001 and 2002, respectively.

      The Company's operating expenses decreased approximately $741 (20%) during the three months ended March 31, 2002 as compared to the same period in the prior year. Marketing expenses increased approximately $96 (31%), auction expenses decreased approximately $106 (32%), depreciation and amortization decreased approximately $381 (53%), salaries and wages decreased approximately $237 (18%) and general and administrative expenses decreased approximately $113 (4%). These decreases reflect the execution of the Company's strategic plan to complete changes to the infrastructure of the Company to react to current market conditions experienced by the Company.

      These decreased costs, in combination with revenue increases, had the effect of decreasing operating costs as a percentage of operating revenue from 21% during the three months ended March 31, 2001 to 13% for the same period ended March 31, 2002. As compared to aggregate sales, these costs decreased from 15% in March 2001 to 11% in 2002.

      Interest expense (net of interest income and other income) for the three months ended March 31, 2002 decreased approximately $183 from approximately $343 to approximately $160.

      The Company's effective (benefit) tax rate for the three month periods ended March 31, 2001 and 2002 were approximately (32%) and 43%, respectively. The difference primarily relates to an increase in the valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2002 if operating results or acquisition related costs differ significantly from current projections.

      The Company's decrease in operating losses of approximately $2,238, coupled with a decrease in losses from operations of equity investees of approximately $245, resulted in a decrease in losses before income taxes of approximately $2,666 for the current three month period, from approximately $3,130 to approximately $464 for the three months ended March 31, 2001 and 2002, respectively.

Nine months ended March 31, 2002
Compared with the Nine months ended March 31, 2001

      The Company had an increase in net revenues of approximately $12,399 (27%) from approximately $45,770 to approximately $58,169 for the nine months ended March 31, 2001 and 2002, respectively. This increase is attributable to an increase in the sale of Company owned coins.

      Gross profit increased approximately $1,381(24%) from approximately $5,854 for the Nine months ended March 31, 2001 to approximately $7,235 for the nine months ended March 31, 2002. Gross profit margins decreased from 13% to 12% for the nine months ended March 31, 2001 and 2002, respectively.

      The Company's operating expenses decreased approximately $1,683 (16%) during the nine months ended March 31, 2002 as compared to the same period in the prior year. Marketing expenses decreased approximately $301 (22%), depreciation and amortization decreased approximately $413 (28%), salaries and wages decreased approximately $561 (15%), acquisition costs decreased approximately $205 (100%) and general and administrative expenses decreased approximately $203 (5%). These decreases reflect the execution of the Company's strategic plan to reduce corporate expenses to return the Company to profitability.

      These decreased costs and increased revenues had the effect of reducing operating costs as a percentage of operating revenue from 23% during the nine months ended March 31, 2001 to 15% during the nine months ended March 31, 2002.

      Interest expense (net of interest income and other income) for the nine months ended March 31, 2001 decreased approximately $309 from approximately $782 to approximately $473.

      The Company's effective (benefit) tax rate for the nine-month periods ended March 31, 2001 and 2002 were approximately (31%) and 8%, respectively. The difference primarily relates to an increase in the valuation allowance provided for net operating loss carryforwards. This rate may change during the remainder of 2002 if operating results or acquisition related costs differ significantly from current projections.

      The Company's decrease in operating losses of approximately $3,064, coupled with a decrease in losses from operations of equity investees of approximately $704, resulted in a decrease in before income taxes of approximately $4,077 from approximately $6,493 to approximately $2,416 the nine months ended March 31, 2001 and 2002, respectively.

 Liquidity and Capital Resources

      At March 31, 2002, the Company's working capital position was approximately $11,704, compared to approximately $9,086 as of June 30, 2001.This net increase of approximately $2,618 was primarily due to decreases in short term notes payable of approximately $3,551 as loans were paid down, and offset partially by decreases in accounts receivable of $1,079.

      The Company experienced a decrease in cash flow from investing activities for the nine months ended March 31, 2002 of approximately $345. This was primarily attributable to the acquisition of property and equipment and investments in equity method investees of approximately $250.

      The Company experienced an increase in cash flow from financing activities for the nine months ended March 31, 2002 of approximately $2,256. This was primarily attributable to the net proceeds from loans payable in the amounts of $6,805 and proceeds from sale of stock of $1,950 but was partially offset by the repayment of demand notes payable in the amounts of $6,500 resulting in a net increase of cash in the amount of approximately $2,256.

      On October 25, 2001 the Company entered into an agreement with Afinsa Bienes Tangibles, S.A that provides an unsecured line of credit of $2,000 at an annual interest rate of 8%. The agreement is for an initial term of one year. The agreement also provides that any borrowings not repaid in accordance with the terms of the agreement may be converted into GMAI stock at the discretion of Afinsa. As of March 31, 2002, $ 1,400 was outstanding under this line of credit.

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

o The Company's operations may be adversely affected by governmental regulation and taxation of the Internet, which is subject to change. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in there being enacted laws concerning various aspects of the Internet, including online user privacy, access charges, liability for third-party activities, and jurisdictional issues. These laws could harm our business by increasing the Company's cost of doing business or discouraging use of the Internet

o The Company's business will be adversely affected if use of the Internet by consumers, particularly purchasers of collectibles, does not continue to grow. A number of factors may inhibit consumers from using the Internet. These include inadequate network infrastructure, security concerns, inconsistent quality of service and a lack of cost-effective high-speed service. Even if Internet use grows, the Internet's infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, many Web sites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays occur frequently in the future, use of the Internet, as well as use of the Company's Web sites, could grow more slowly or decline.

o A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in there being enacted laws concerning various aspects of the Internet, including online connections, user privacy, access charges, liability for third-party activities, and jurisdictional issues. These laws could harm the Company's business by increasing its cost of doing business or discouraging use of the Internet.

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

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information.

            In December 2001, Richard Cohen resigned as a member of the Board of Directors of the Company in order to pursue other business opportunities.

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

                  None

            (b) Reports on Form 8-K

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.



Dated: May 7, 2002
                                    /s/ Greg Manning
                                    ------------------------------------
                                    Greg Manning
                                    Chairman and Chief Executive Officer



                                     /s/ Larry Crawford
                                     -----------------------------------
                                     Larry Crawford
                                     Chief Financial Officer