Form 10-K
period 2002-06-30
GREG MANNING AUCTIONS INC
filed 2002-09-26
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------


                                    FORM 10-K

[x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to______

                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
                (Name of Registrant as specified in its Charter)

             Delaware                                        22-2365834
 (State or Other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                        Identification No.)

           775 Passaic Avenue
         West Caldwell, New Jersey                           07006
  (Address of Principal Executive Offices)                 (Zip code)

Registrant's telephone number, including area code:  (973) 882-0004

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange on
Title of each class                                   Which Registered
-------------------                                   ----------------
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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the Common Stock held by non-affiliates of the Issuer as of September 24, 2002 (based on closing sale price of $1.50 per share as reported on NASDAQ), was $7,729,095. For purposes of this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by Afinsa Bienes Tangibles, S.A. and all directors and executive officers of the registrant; such exclusion shall not be deemed an admission that any such person is an "Affiliate" of the registrant.

      As of September 25, 2002, Issuer had 12,703,304 shares of its Common Stock outstanding.

      Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 2002, are incorporated by reference into Part III.

              THE REMAINDER OF THIS PAGE WAS PURPOSELY LEFT BLANK

                           Greg Manning Auctions, Inc.
                                      Index


                                                                            Page
                                                                            ----

PART I

Item 1 Description of Business.................................................4

Item 2 Description of Property................................................12

Item 3 Legal Proceedings......................................................12

Item 4 Submission of Matters to a Vote of Security Holders....................12

PART II

Item 5 Market For Common Equity and Related Shareholder Matters...............12

Item 6 Selected Consolidated Financial Data...................................13

Item 7 Management's Discussion and Analysis of Financial Condition
       And Results of Operations..............................................16

Item 8 Financial Statements and Supplementary Data............................27

Item 9 Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure....................................57

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(A) of the Exchange Act.....................57

Item 11 Executive Compensation................................................59

Item 12 Security Ownership of Certain Beneficial Owners and Management........59

Item 13 Certain Relationships and Related Transactions........................59

PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K.......60

                                     PART I

Item 1         Description of Business

A.  OVERVIEW

Greg Manning Auctions, Inc. (the "Company" or "GMAI") is a multi-category business-to-business and business-to-consumer collectibles auctioneer & merchant. The Company combines traditional and electronic (Internet, interactive telephone, and live with simulcast Internet) capabilities to sell coins, stamps, sports trading cards & memorabilia, and affordable fine art. Vertically integrated, the Company's offerings and distribution channels span the entire price range from low end to ultra-high end, its businesses include wholesale, retail and direct response sales, and it possesses a branded presence in all major sales channels both in the traditional and the eCommerce worlds. On the Internet, GMAI offers products through two owned web sites and on GMAI branded and non-branded pages on other persons' web sites, including (without limitation) www.ebay.com, www.amazon.com, and www.yahoo.com. GMAI generates income through the resale of goods purchased directly by the Company and from sellers and buyers through auctions of consigned goods.

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

B.  COLLECTIBLES AUCTIONEER

General

The Company conducts both traditional auctions featuring full electronic capabilities and Internet-only auctions. Its traditional auctions and Internet-only auctions are targeted to both collectors and dealers, and feature offerings spanning the modest to ultra-high end price spectrum. Based on its knowledge of the collectibles markets, the Company believes that it is one of the world's largest (measured by aggregate sales) auctioneers of stamps, and a leading auctioneer of rare coins, and sports trading cards & memorabilia. Additionally, the Company believes that it possesses a significant market share as an auctioneer of other high-end collectibles.

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

During fiscal year 2002, five stamp auctions were conducted under the GMA brand, and three stamp auctions were conducted under the Ivy & Mader brand.

The Company's traditional auctions are held in locations appropriate for the particular auction and all catalogs are available online.

      Internet Auctions

The Company offers coins and sports trading cards on its www.teletrade.com Internet auction web site. The Company offers affordable fine art, coins, sports trading cards & memorabilia, stamps and other fine collectibles on third party owned web sites, the Company selecting the electronic auction venue most suitable for the particular items being offered. As a result of the Company's highly regarded brand and the quality and quantity of its offerings, the Company is typically able to negotiate favorable terms from owners of third party owned Internet auction web sites.

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

Auction Offerings

      Traditional Auction Offerings

Philately

Philately, often referred to as stamp collecting, has grown in the United States and globally during the twentieth century. The hobby is increasing in popularity due in part to the increased offerings from the United States Postal Service of popular interest issues. The Company believes, based on its knowledge of the market, that the combination of GMA with Ivy & Mader creates one of the world's largest combined philatelic auction houses, although there is limited publicly available data with respect to stamp auction sales, and provides a competitive advantage to the Company through the complementary nature of the two brands' targeted customer bases. In fiscal year 2002, the Company offered over 8,400 philatelic lots in its traditional auctions yielding over $ 11 million in aggregate sales.


Internet Auctions

teletrade.com

The Company currently offers rare coins and sports trading cards in its teletrade.com auctions. During fiscal year 2002, the Company held 138 coin auctions comprising approximately 916 lots each and 107 sports trading card auctions comprising approximately 642 lots per auction.

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

      Internet Auction Competitors

A number of companies offer business-to-business and business-to-consumer auctions of collectibles, including eBay, Inc., Yahoo! Inc., Amazon.com, Inc., Interactive Collector, Inc. (d/b/a iCollector.com), Collectors Universe, Inc. and Sothebys.com, Inc. Additionally, several companies host consumer-to-consumer auctions of collectibles. While the Company is not in the consumer-to-consumer auction business, these companies' services provide collectors the option to sell or buy their collectibles themselves. Consumer-to-consumer auction sites selling collectibles include eBay, Inc., Yahoo! Inc., Amazon.com, Inc., FairMarket Network, Inc., The boxLot Company, eDeal Auction Network, and eHammer, LLC, among others.

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

Private treaty sales are typically settled more promptly than auction sales, with the buyer paying all or substantially the entire purchase price at the time of sale. In some circumstances, however, the buyer may receive extended payment terms. When this occurs, the Company and the seller negotiate a settlement of the remaining amounts due the seller which may or may not include a sharing of the credit risk or a deferral of a portion or all of the Company's fee until the Company has collected all of the outstanding balance from the buyer.

A private treaty sale is attractive to some potential consignors because it provides an opportunity for a sale at a fixed price or at a price controlled by the consignor rather than by bidders, as is the case at public auction. Often, a private treaty sale can be consummated more quickly than a sale at auction, providing increased liquidity for the seller. For the Company, private treaty sales provide an opportunity to realize increased revenues because such sales involve less costs than auction sales, primarily because there are minimal expenses associated with such sales.

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

D.  WHOLESALE COIN SALES

The Company's wholly owned subsidiary Spectrum Numismatics International, Inc. ("Spectrum"), is one of the leading coin wholesalers in the United States. The Spectrum business complements the Company's auction and merchant/dealer businesses by providing a supply of favorably priced coin offerings for its auctions and fixed price sales venues.

The majority of Spectrum's revenue is generated from wholesale sales of coins and from sales of coins to retailers and auction houses. Additionally, Spectrum sells directly to a limited number of select private collectors.

Based on its knowledge of the market, Spectrum believes that it is one of the largest wholesalers of rare coins in the United States (although there is no publicly available data to confirm this belief). Spectrum currently sells, in the aggregate, over $67 million of coins per year.

E. DIRECT RESPONSE SALES

Through its wholly owned subsidiary, Greg Manning Direct, Inc. ("GMD"), the Company has been engaged in the business of mass-marketing high interest collectibles targeted to the beginning collector, in conjunction with Tristar Products, Inc. Products marketed and sold to date have included the 50 State US Quarter Map and coin set, the "Presidential Coin" series, coin related jewelry, signed photographs of the rock group Kiss and other products intended to appeal to the mass market collector.

F - GMAI-Asia.com, Inc.

In March 1999, GMAI, along with other investors, formed GMAI-Asia.Com, Inc., a Delaware corporation ("GMAI-Asia"), with the intent to expand into China and South-East Asia via the Internet GMAI's core philatelic and collectible auction and merchant/dealer businesses. The Company currently maintains a 45% ownership interest in GMAI-Asia.com (on an undiluted basis).

Consistent with GMAI's initial goals, GMAI-Asia developed a technology package for the People's Republic of China ("PRC") marketplace and an Internet presence in the PRC. Additionally, GMAI-Asia launched its China business with a very successful electronic auction of stamps during the World Stamp Exposition, which was held in Beijing in June 1999.

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

China Everbright Telecom Land Network, Ltd., a company created and existing pursuant to the laws of the British Virgin Islands, operated under the brand names "EBT" and "Everbright Telecommunications" and its 100% owner immediately prior to GMAI-Asia's purchase of 65% of the company was China Everbright Technology Limited, a publicly listed company (SEHK: 256) ("EB Technology"). At the time of GMAI-Asia's acquisition, China Everbright Telecom Land Network, Ltd. owned or controlled 200+ physical stores and kiosks in Shanghai and several smaller cities in the East Chinaregion of the PRC.

Immediately following the acquisition, GMAI-Asia and EB Technology re-branded the China Everbright Telecom Land Network, Ltd. stores as "iAtoZ.com/EBT" ("IAE"). Additionally, GMAI-Asia, as the exclusive manager of the chain, commenced a process of consolidating the chain's operations in order to reduce costs and improve profitability, and eliminated unprofitable and marginal stores shrinking the total number of stores to approximately 150 by December 2000. GMAI-Asia also commenced implementing a strategy to convert the physical stores from single purpose retail sales facilities into dual purpose facilities: retail stores selling cell phones and related equipment and accessories and Internet service centers at which customers of the iAtoZ cybermall can "browse" the iAtoZ.com cybermall (not the Internet) on publicly accessible computer terminals, pay for goods purchased on-line by delivering payment to the IAE staff, and receive delivery of goods purchased on-line.

GMAI-Asia's operations are conducted through four companies: i) China Everbright Telecom Land Network, Ltd., a company created and existing pursuant to the laws of the British Virgin Islands ("IAE"); ii) iAtoZ.com, Limited, a comany created and existing pursuant to the laws of the PRC ("iAtoZ"); iii) iAtoZ International Trade (Shanghai) Co., Ltd., a company created and existing pursuant to the laws of the PRC ("iAtoZ Trade"), and; iv) iAtoZ.com (HK) Ltd., a company created and existing pursuant to the laws of the Special Administrative Region of Hong Kong ("iAtoZ HK").

GMAI-Asia owns 100% of the shares of iAtoZ Trade and iAtoZ.com HK, and 65% of the shares of IAE plus the exclusive right to manage IAE. GMAI-Asia owns an option to acquire 100% of the outstanding stock of that company for a nominal amount, exercisable under certain circumstances. GMAI-Asia also has the exclusive right to manage iAtoZ.

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

Products are the PRC operating company of IAE. It owns all of the retail stores of IAE and operates under the brand iAtoZ.com/EBT. Substantially all of the retail sales transactions of IAE are conducted through Products. Immediately prior to GMAI-Asia's acquisition of its 65% interest in IAE, EB Technology owned 75% of IAE and a third party, Shanghai Everbright Hite Communications Chain Limited ("Hite"), owned the remaining 25% of IAE. Under this structure, some of the retail stores comprising the IAE chain of stores acquired and certain additional assets utilized by IAE were owned by Hite and another company, Everbright Telecom Land Communication System (Shanghai) Co., Ltd. ("ETL"). Concurrent with the closing of the GMAI-Asia/EB Technology transaction, EB Technology agreed to cause all of the IAE related assets owned by Hite and ETL to be transferred to Products. The transfer process commenced immediately following the closing and was completed prior to June 30, 2001. Some of the assets to be transferred included licenses to retail stores comprising the IAE chain.

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

FUTURE PLANNED EXPANSION

During June 2002, the Company entered into a letter of intent with Afinsa Bienes Tangibles, S.A. ("Afinsa"), relating to the sale of substantially all of Afinsa's non-investment collectibles business, currently operated primarily through Auctentia, S.A. ("Auctentia"), a wholly owned subsidiary of Afinsa, in exchange for shares of GMAI's common stock. Auctentia currently owns approximately 43% of the common stock of GMAI. If the transaction is completed, the Company expects that Auctentia or an affiliate will own approximately 70% of its common stock. It is currently anticipated that the businesses to be sold to GMAI will include businesses focused on philatelic and numismatic collecting, including, among others, Afinsa Auctions, Heinrich Kohler and de Rosa Group International; businesses focused on the fine arts market, including, among others, art galleries and Finarte Espana Auction; as well as the online operations of Centrodearte, DooCollect and Mercart. If the deal is consummated, the Company believes that the combined company will be one of the world's largest collectibles companies. The impact of this transaction on financial condition, results of operations, and earnings per share is not known at this time. The letter of intent, which is non-binding, provides for the parties to immediately start negotiating a definitive purchase agreement and complete the due diligence process. This process is ongoing. It is expected that the transaction will close by the quarter ended March 31, 2003. The purchase agreement will contain usual and customary conditions to closing, including obtaining shareholder approval of the transaction and any required regulatory approvals. There can be no assurance that the proposed transaction will be consummated, or if consummated, on the terms described above.

REGULATORY MATTERS

Regulation of the auction business varies from jurisdiction to jurisdiction, and to the best of management's knowledge and belief, the Company is in compliance with all material and significant regulations governing its business activities.

EMPLOYEES

The Company presently has 54 full-time employees, including its President, Chief Executive Officer and Chairman of the Board, Greg Manning and Chief Financial Officer, Larry Crawford. The Company also hires persons on a temporary basis to assist in organizing its auctions and for other specialized purposes.

Item 2      DESCRIPTION OF PROPERTY

      The Company's headquarters are located in space leased under an agreement that extends to January 31, 2005 (with an option to purchase) and consists of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell New Jersey at an annual rental of approximately $137,000. The Company also leases approximately 7,300 square feet of office space for its Teletrade subsidiary in Kingston, New York at an annual rental of approximately $89,000. The Company also leases approximately 7,500 square feet of office space in Santa Ana, California for its Spectrum subsidiary at an annual rental of approximately $211,000 and an additional 2,168 square feet for the California operations of its Teletrade subsidiary at an annual rental of approximately $58,500. The Company also rents other storage facilities located mostly in New Jersey, at annual rentals of approximately $21,000.

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


PART II

Item 5      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's Common Stock is listed on NASDAQ National Market ("NASDAQ") under the symbol "GMAI". According to American Stock Transfer & Trust and ADP Proxy Services, the holders of record of the Company's Common Stock totaled 90 and beneficial owners of record totaled 2,057 at June 30, 2002.

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

      The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 2002, 2001 and 2000 are shown in the following schedule:


                                            For the years ended June 30,
                      --------------------------------------------------------------------------------------------
                               2002                             2001                             2000
                      ------------------------        -------------------------        ---------------------------
(Quarter)               High            Low             High             Low             High              Low
---------             ---------       --------        ---------        --------        ---------        ---------

First                 $   2.35        $   1.26        $   11.88        $   7.69        $   28.50        $   10.88
Second                $   2.25        $   1.30        $    8.69        $   1.75        $   17.50        $    9.31
Third                 $   2.25        $   1.40        $    3.22        $   1.78        $   27.81        $   12.88
Fourth                $   1.90        $   1.25        $    3.01        $   1.25        $   21.50        $    9.53


The quotations shown above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

      In addition, during fiscal year 2001 the Company entered into two stock purchase agreements with Auctentia, S.A. ("Auctentia"), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. ("Afinsa"). Under the first agreement, dated as of May 16, 2001, the Company issued to Auctentia 1,000,000 shares of the Company's common stock, for an aggregate purchase price of $2 million, which represents the closing price of the Company's common stock on May 16, 2001. Under the second agreement, dated as of May 23, 2001, the Company agreed to issue an additional 1,000,000 shares of the Company' common stock for an aggregate purchase of $2 million, in five installments commencing June 15, 2001 and ending October 15, 2001. These payments have been made in full and the stock has been issued.

      In late January and early February 2000, GMAI issued in a private placement to The Tail Wind Fund Ltd., LBI Group Inc., and Lombard Odier & Cie an aggregate of 750,000 shares of the Company's common stock for approximately $11,273, net of expenses. In connection with this transaction, warrants to acquire 142,500 shares of the Company's common stock were issued to these investors and their advisors. Thereafter, on May 14, 2001, the Company entered into an agreement with these On May 14, 2001, the Company entered into an agreement with The Tail Wind Fund Ltd., LBI Group Inc., and Lombard Odier & Cie, which amended certain provisions of the original purchase agreement between the Company and such investors, dated January 25, 2000. Under the terms of the amendment, the Investors waived rights to receive additional stock of the Company pursuant to the terms of the original agreement, (which they had received as anti-dilution protection) in exchange for the issuance to the investors of an aggregate of 627,500 shares of the Company's common stock, par value $.01 per share, and subject to certain other conditions. In addition, on that date, the Company entered into a purchase agreement with The Tail Wind Fund Ltd. pursuant to which the Company sold an aggregate of 500,000 shares of common stock of GMAI-Asia.com, Inc., par value $1.00 per share, owned by it to such investor.

      Esteban Perez, a director of the Company, is Chairman of the Board of Directors and Chief Executive Officer of Auctentia. Albertino de Figueiredo, also a director of the Company, is Chairman of the Board of Afinsa. At June 30, 2002, Auctentia held 5,435,886 shares of common stock of the Company, representing approximately 43% of the total number of shares outstanding as of June 30, 2002, plus 126,833 shares into which the 126,833 warrants held by Auctentia may be exercised, according to the Amendment to Schedule 13D filed by Afinsa with the Securities and Exchange Commission, dated June 20, 2002.

      The stock of the Company issued and to be issued as described above is subject to certain registration rights.

Item 6 SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of operations and the consolidated balance sheet data for the years ended June 30, 2002, 2001, 2000, 1999 and 1998, are derived from, and are qualified by reference to, the audited consolidated financial statements of Greg Manning Auctions, Inc.


                                                       Greg Manning Auctions, Inc.
                                                          Years Ended June 30,
                                                 (In Thousands, except per share data)

Consolidated Statements of Operations Data:                          2002          2001          2000        1999 (1)       1998 (1)
                                                                  ---------      --------      --------      --------      ---------
        Net Revenues                                               $ 80,777      $ 67,396      $ 62,379      $ 77,484      $  8,690
        Cost of merchandise sold                                     71,966        62,354        50,559        65,741         4,569
                                                                                                                           --------
            Gross profit                                              8,811         5,042        11,820        11,743         4,121

        Sales and marketing expenses                                  1,578         1,879         2,442         2,033           581
        Depreciation and Amortization                                 1,416         1,564         1,010           739           374
        Other Expense                                                     6           340          --            --            --
        Acquisition and merger costs                                   --             205           926          --            --
        Intangible impairment                                         4,741         2,158          --            --            --
        General, administrative, and all other
          operating expenses                                         10,041        10,536        10,845         9,136         3,892
                                                                   --------      --------      --------      --------      --------
            Total operating expenses                                 17,782        16,682        15,223        11,908         4,847
                                                                   --------      --------      --------      --------      --------
        Income (loss) from operations                                (8,971)      (11,640)       (3,403)         (165)         (726)

        Interest and other expense (net)                               (713)       (1,136)       (1,090)       (1,201)         (233)
        Gain on sale of marketable securities and investments          --            --              14         2,555           672
        Income (loss) from operations of investee                      (250)       (4,951)         (851)           95          --
                                                                   --------      --------      --------      --------      --------
        Income (loss) before income taxes                            (9,934)      (17,727)       (5,330)        1,284          (287)
        Provision for (benefit from) income taxes                     3,243        (1,404)       (1,661)          461           (55)
                                                                   --------      --------      --------      --------      --------
        Net income (loss)                                          $(13,177)     $(16,323)     $ (3,669)     $    823      $   (232)
                                                                   ========      ========      ========      ========      ========
        Net income (loss) per share:
            Basic                                                  $  (1.06)     $  (1.58)     $  (0.38)     $   0.11      $  (0.05)
                                                                   ========      ========      ========      ========      ========
            Diluted                                                $ (1.06) $    $  (1.58)     $  (0.38)     $   0.11      $  (0.05)
                                                                   ========      ========      ========      ========      ========
        Weighted average shares:
            Basic                                                    12,469        10,299         9,710         7,355         4,420
                                                                   ========      ========      ========      ========      ========
            Diluted                                                  12,469        10,299         9,710         7,799         4,420
                                                                   ========      ========      ========      ========      ========
 Consolidated Balance Sheet Data:

        Cash and cash equivalents                                  $  2,169      $  2,158      $  1,092      $    811      $    603
                                                                   ========      ========      ========      ========      ========
        Total Current Assets                                         22,117        25,971        33,265        33,967        12,465
                                                                   ========      ========      ========      ========      ========
        Total Assets                                                 27,348        40,452        55,443        46,772        18,663
                                                                   ========      ========      ========      ========      ========

        Total Current Liabilities                                  $ 15,576      $ 16,885      $ 17,365      $ 22,840      $ 11,010
                                                                   ========      ========      ========      ========      ========
        Total Long-Term Liabilities                                     116           168           111         3,605           118
                                                                   ========      ========      ========      ========      ========
        Total Liabilities                                            15,692        17,053        17,476        26,445        11,128
                                                                   ========      ========      ========      ========      ========
        Total Stockholders' Equity                                   11,656        23,399        37,967        20,327         7,536
                                                                   ========      ========      ========      ========      ========
        Total Liabilities and Stockholders' Equity                 $ 27,348      $ 40,452      $ 55,443      $ 46,772      $ 18,663
                                                                   ========      ========      ========      ========      ========

(1) All 1999 amounts reflect the acquisition of Spectrum Numismatics International, Inc., which was accounted of using the pooling of interests method of accounting as if it had been acquired July 1, 1998, and also include the operations Teledrade, Inc. and (which was accounted for using the purchase method of accounting)


                                                       Greg Manning Auctions, Inc.
                                                     Condensed Interim Financial Data
                                                              (unaudited)

 (In Thousands except per share amounts)             1st Quarter     2nd Quarter      3rd Quarter       4th Quarter         Total
  ---------------------------------------------------------------------------------------------------------------------------------
 2002
  ---------------------------------------------------------------------------------------------------------------------------------

Net Revenues                                           $ 18,680         $ 17,436         $ 22,053         $ 22,608         $ 80,777
Cost of merchandise sold                                 16,501           15,030           19,403           21,032           71,966
                                                       --------         --------         --------         --------         --------
     Gross profit                                         2,179            2,406            2,650            1,576            8,811

Sales and marketing expenses                                353              327              402              496            1,578
Depreciation and Amortization                               362              341              343              370            1,416
Other Expense                                              --               --               --                  6                6
Acquisition and merger costs                               --               --               --               --               --
Intangible Impairment                                      --               --               --              4,741            4,741
General, administrative, and all
other operating expenses                                  2,286            2,328            2,209            3,219           10,041
                                                       --------         --------         --------         --------         --------
     Total operating expenses                             3,001            2,996            2,954            8,832           17,782
                                                       --------         --------         --------         --------         --------
Income (loss) from operations                              (822)            (590)            (304)          (7,256)          (8,971)

Interest and other expense (net)                           (103)            (188)            (160)            (262)            (713)
Income (loss) from operations of                           --
investees                                                  --               (250)            --               --               (250)
                                                       --------         --------         --------         --------         --------
Income (loss) before income taxes                          (925)          (1,028)            (464)          (7,517)          (9,934)
Provision for (benefit) income taxes                       --               --                200            3,043            3,243
                                                       --------         --------         --------         --------         --------
Net income (loss)                                      $   (925)        $ (1,028)        $   (664)        $(10,560)        $(13,177)
                                                       ========         ========         ========         ========         ========

Net income (loss) per share:
     Basic                                             $  (0.08)        $  (0.08)        $  (0.05)        $  (0.85)        $  (1.06)
                                                       ========         ========         ========         ========         ========
     Diluted                                           $  (0.08)        $  (0.08)        $  (0.05)        $  (0.85)        $  (1.06)
                                                       ========         ========         ========         ========         ========


 (In Thousands except per share amounts)             1st Quarter     2nd Quarter      3rd Quarter       4th Quarter         Total
  ---------------------------------------------------------------------------------------------------------------------------------
 2001
  ---------------------------------------------------------------------------------------------------------------------------------

Net Revenues                                           $ 14,407         $ 13,527         $ 17,836         $ 21,626         $ 67,396
Cost of merchandise sold                                 11,945           11,288           16,683           22,438           62,354
                                                       --------         --------         --------         --------         --------
     Gross profit                                         2,462            2,239            1,153             (812)           5,042
                                                                                                                           --------
Sales and marketing expenses                                616              461              306              496            1,879
Depreciation and Amortization                               363              373              424              404            1,564
Other expenses                                                                                                 340              340
Acquisition and merger costs                               --                205             --               --                205
Intangible Impairment                                      --               --                300            1,858            2,158
General, administrative, and all
other operating expenses                                  2,356            2,542            2,665            2,974           10,536
                                                       --------         --------         --------         --------         --------
     Total operating expenses                             3,335            3,581            3,695            6,072           16,682
                                                       --------         --------         --------         --------         --------
Income (loss) from operations                              (873)          (1,342)          (2,541)          (6,884)         (11,640)
                                                                                                                           --------
Interest and other expense (net)                           (173)            (265)            (344)            (353)          (1,135)
Income (loss) from operations of                           --
investees                                                  (277)            (432)            (245)          (3,997)          (4,951)
                                                       --------         --------         --------         --------         --------
Income (loss) before income taxes                        (1,323)          (2,039)          (3,130)         (11,234)         (17,727)
Provision for (benefit) income taxes                       (423)            (604)            (977)             600           (1,404)
                                                       --------         --------         --------         --------         --------
Net income (loss)                                      $   (900)        $ (1,435)        $ (2,153)        $(11,834)        $(16,323)
                                                       ========         ========         ========         ========         ========

Net income (loss) per share:
     Basic                                             $  (0.09)        $  (0.14)        $   0.21         $  (1.07)        $  (1.58)
                                                       ========         ========         ========         ========         ========
     Diluted                                           $  (0.09)        $  (0.14)        $   0.21         $  (1.07)        $  (1.58)
                                                       ========         ========         ========         ========         ========

Item 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The following discussion and analysis should be read with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report. (Dollars in thousands except as noted or per share information)

      Effective February 18, 2000, the Company's acquisition of Spectrum Numismatics International, Inc. ("Spectrum") was consummated. The acquisition has been accounted for using the pooling of interests method of accounting. In accordance with Generally Accepted Accounting Principles, the historical financial statement information presented below includes the balances from Spectrum's financial statements as if the acquisition had been made as of July 1, 1999.

General

      The Company has one segment consisting of various collectibles, which are summarized, in the accompanying table.


                                                                               For the Years Ended June 30,
                                                             -------------------------------------------------------------------
                                                                          (In Thousands, except for percentages)
                                                                                                             Percentages
                                                               2002       2001      2000            2002        2001        2000
                                                               ----       ----      ----            ----        ----        ----

 Aggregate Sales                                             $ 99,224   $ 96,489   $114,122         100%        100%        100%
                                                             ========   ========   ========
         By Source:
                          A. Auction                           22,608     34,156     58,459          23%         35%         51%
                          B. Sales of Inventory                76,616     62,333     55,663          77%         65%         49%
                                                             --------   --------   --------       -----       -----        ----
                                                             $ 99,224   $ 96,489   $114,122         100%        100%        100%
                                                             ========   ========   ========       =====       =====        ====

         By Collectible Type:
                          A. Philatelics                       12,239     15,192     14,125          12%         16%         12%
                          B. Numismatics                       77,831     58,641     60,110          78%         61%         53%
                          C. Mass Market Collectibles           1,679      5,313     26,925           2%          6%         24%
                          D. Sports Collectibles                3,782      7,034      8,078           4%          7%          7%
                          E. Diamond                             --           93        484           0%          0%          0%
                          F. Art                                   40         39         74           0%          0%          0%
                          G. Other Collectibles                 3,653     10,177      4,326           4%         10%          4%
                                                             --------   --------   --------       -----       -----        ----
                                                             $ 99,224   $ 96,489   $114,122         100%        100%        100%
                                                             ========   ========   ========       =====       =====        ====

      The Company's aggregate sales are generated by the sale of property at auction, by private treaty and by sale of the Company's inventory. The table above displays the aggregate sales for the Company for the years ended June 30, 2002, 2001 and 2000, and shows the comparisons for the respective years subdivided by source and collectible type:

      Aggregate sales consist of the aggregate proceeds realized from the sale of property, which include the Company's commissions when applicable. Property sold by the Company is either consigned to it by the owner of the property, or is owned by the Company directly. Aggregate sales of the Company's inventory are classified as such without regard as to whether the inventory was sold at auction or directly to a customer. Aggregate sales by auction and by private treaty represent the sale of property consigned by third parties. Mass-market collectibles as shown above are the sales of the Greg Manning Direct, Inc. subsidiary.

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


                                                           Amounts Stated In %s

                                                            Fiscal Year
                                                        2002                2001               2000
                                                 -----------------------------------------------------

Net Revenue                                             100.0  %           100.0  %            100.0  %
Gross Profit                                             10.9                7.5                18.9

Operating Expenses
      General and Administrative                          6.8                8.0                 9.7
      Depreciation and Amortization                       1.8                2.3                 1.6
      Intangible Impairment                               5.9                3.2                  -
      Other Expense                                        -                 0.5                  -
      Salaries and Wages                                  5.5                7.7                 7.7
      Acquisition and Merger Costs                         -                 0.3                 1.5
      Marketing                                           2.0                2.8                 3.9
                                                -----------------------------------------------------
Total Operating Expenses                                 21.9               24.8                24.4
                                                -----------------------------------------------------
Operating Income (Loss)                                 (11.0)             (17.3)               (5.5)

Interest Income and Expense (net)                        (0.9)              (1.7)               (1.7)
Loss from operations of investee                         (0.3)              (7.3)               (1.4)
Gain on sale of marketable securities                      -                  -                   -
                                                -----------------------------------------------------
Loss before income taxes                                (12.2)              (9.0)               (3.1)
                                                -----------------------------------------------------
Provision for (Benefit from) income taxes                 4.0               (2.1)               (2.7)
Net Loss                                                (16.2) %           (24.2) %             (5.9)%
                                                =====================================================

Results of Operations Years ended June 30, 2002 and 2001 (Dollars in thousands except as noted or per share information)

      Revenues:

                  For the year ended June 30, 2002, operating revenues increased approximately $13,381 (20%) to approximately $80,777 compared with approximately $67,396 for the year ended June 30, 2001. This increase is largely attributable to an increase in sales of owned inventory of approximately $14,283 (23%). This increase was entirely the result of higher sales of coins of approximately $22,500. The increase in coin revenue was partially offset by a decrease in commission revenue of approximately $ 900, a decrease of $4,700 due to the sale of the comic and movie poster division in September 2001 and a decrease of $1,700 due to a softening of the sports market.

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

                  Gross profit increased from approximately $5,042 for the year ended June 30, 2001 to approximately $8,811 for the year ended June 30, 2002. This represents an increase of approximately $3,769 (75%). Included in Cost of Merchandise Sold are reserves recorded to reflect management's estimate of net realizable value of inventories relating to price variability of approximately $1,400, $2,400 and $500 for the years ended June 30, 2002, 2001 and 2000, respectively. The increased gross profit also reflects a stronger inventory value resulting from management's aggressive program to lower inventory balances of poorly performing inventory, which was initiated in fiscal 2001.

      Operating Expenses:

                  The increase in overall costs (7%), in combination with the revenue increases (20%) had the effect of decreasing operating costs as a percentage of operating revenue from 25% during the year ended June 30, 2001 to 22% in the year ended June 30, 2002. The Company recorded expenses relating to bad debt of $601 in fiscal 2002 and $415 during fiscal 2001. Over the past five the average ratio of bad debt to aggregate sales was less than 1%. The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 2002 totaled approximately $17,782 compared with approximately $16,682 for the year ended June 30, 2001, representing an increase of approximately $1,100 (or 7%). Included in the operating loss for fiscal 2002 are expenses relating to intangible impairments of $4,741 as compared to $2,158 in fiscal 2001 and although this represents an increase of $2,583 it was offset by reductions in all other expenses. The intangible impairment charges were based on future discounted cash flows as further described in the Company's Critical Accounting Policies. The primary decreases in the operating expenses for the year ended June 30, 2002 from the prior year were decreases in salaries and wages of approximately $633 (12%), a decrease in acquisition and merger costs of $205 (100%) and other expenses decreasing $334 (98%).

      Interest income and expense:

                  Interest expense decreased approximately $591 (41%) to
            approximately $837 for the year ended June 30, 2002 as compared to that of the previous year. This decrease was attributable to lower average borrowings caused primarily by the repayment of loans as well as a reduction of the loan guarantee fee paid to Greg Manning from $191 in fiscal 2001 to $29 in fiscal 2002. Interest income decreased during the year ended June 30, 2002 by approximately $168 (58%). This was caused by an overall decrease in advances to consignors.

      Provision for Income Taxes:

                  The Company's effective tax rate (benefit) for the year ended
            June 30, 2002 and 2001 were approximately 33% and (8%), respectively. The difference relates to an increase in the valuation allowance provided for all deferred tax asset attributes. This rate may change in future periods if operating results or acquisition related costs differ significantly from current projections.

      Net Income (Loss):

                  The Company recorded a net loss for the year ended June 30,
            2002 of approximately $13,177 compared to approximately $16,323 for the year ended June 30, 2001 and reflected a decreased loss of approximately $3,146 (19%) during this period. The increase in gross profit of approximately $3,769 during the year ended June 30, 2002, was the main contributing factor, the loss from operations of investees decreased approximately $4,701 from fiscal 2001 but an increase in the provision for income taxes (benefit) of approximately $4,647 compared to the previous year offset each other.


Results of Operations Years ended June 30, 2001 and 2000 (Dollars in thousands except as noted or per share information)

      Revenues:

                  For the year ended June 30, 2001, operating revenues increased approximately $5,017 (8%) to approximately $67,396 compared with approximately $62,379 for the year ended June 30, 2000. This increase is largely attributable to an increase in sales of owned inventory of approximately $6,670. This increase was primarily the result of higher sales by Spectrum of approximately $2,356, and increased sales of comics and movie posters. These increases were partially offset by a decrease in commission revenue of approximately $1,653, which was primarily the result of decreased commissions earned from Greg Manning Direct Inc. of approximately $1,640.

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

                  Gross profit decreased, from approximately $11,820 for the year ended June 30, 2000 to approximately $5,042 for the year ended June 30, 2001. This represents a decrease of approximately $6,778. Included in Cost of Merchandise Sold are reserves recorded to reflect management's estimate of net realizable value of inventories relating to price variability of approximately $2,400 and $500 for the years ended June 30, 2001 and 2000, respectively. This reduced gross profit also reflects management's aggressive program to lower inventory balances, which was initiated earlier this year.

      Operating Expenses:

                  The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 2001 totaled approximately $16,682 compared with approximately $15,222 for the year ended June 30, 2000, representing an increase of approximately $1,459 (or 10%). Included in the operating loss for fiscal 2001 are expenses relating to intangible impairment of $2,158 and acquisition and merger costs of $205.The primary changes in the operating expenses for the year ended June 30, 2001 from the prior year were decreases in marketing costs of approximately $563 (23%) and general and administrative expenses of approximately $ 651 (12%), which were partly offset by increases in depreciation and amortization of approximately $554 (55%) and salaries and wages of approximately $342 (7%). These increases in overall costs, in combination with the revenue increases had the effect of increasing operating costs as a percent of operating revenue from 24% during the year ended June 30, 2000 to 25% in the year ended June 30, 2001. The Company recorded expenses relating to bad debts of $415 in fiscal 2001 and $534 during fiscal 2000. Over the past five years, the average ratio of bad debt to aggregate sales was less than 1%.

      Interest income and expense:

                  Interest expense decreased approximately $115 (7%) to
            approximately $1,428 for the year ended June 30, 2001 as compared to that of the previous year. This decrease was attributable to lower average borrowings caused primarily by the repayment of loans. Interest income decreased during the year ended June 30, 2001 by approximately $161 (36%). This was caused by an overall decrease in advances to consignors.

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

      Net Income (Loss):

                   The Company recorded a net loss for the year ended June 30,
            2001 of approximately $16,323 compared to approximately $3,668 for the year ended June 30, 2000 and reflected an increased loss of approximately $12,655 during this period. The decrease in operating income of approximately $8,237 during the year ended June 30, 2001, coupled with the increase in losses from operations of investees of approximately $4,100 and a decrease in the provision for income taxes (benefit) of approximately $257 compared to the previous year were the main contributors to the change in earnings.

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


Liquidity and Capital Resources

                              Operating Activities

      The Company experienced a negative cash flow from operating activities of approximately $437 for the year ended June 30, 2002 as compared to a positive cash flow of approximately $620 for fiscal 2001, a decrease of approximately $1,057. This decrease in cash flow for the year ended June 30, 2002 was primarily attributable to a decline in the net change in inventory of approximately $2,209 as compared to a decrease of $6,248 in year ended June 30, 2001.

      The Company experienced a positive cash flow from operating activities of approximately $620 for the year ended June 30, 2001 as compared to a negative cash flow of approximately $7,639 for fiscal 2000, an increase of approximately $8,259. This increase in cash flow for the year ended June 30, 2001 was primarily attributable to a decrease in inventory of approximately $6,248 and a decrease in advances it's consignors of approximately $2,000 and a decrease in accounts payable to third party consignors of approximately $1,243.

    Contractual Obligations

                  Our contractual obligations related to non-cancelable operating and capital leases at June 30, 2002 were as follows:

 Payments due in:            Operating Leases               Capital Leases
 ----------------            ----------------               --------------

1 year                           $  600                        $   67
2 years                             505                            72
3 years                             453                            35
4 years                             242                             9
5 years                              --                            --
more than 5 years                    --                            --
                                 ------                        ------
                                  1,800                           183
                                 ======                        ======


    Commercial Commitments

                 Our commercial commitments at June 30, 2002 consist of a remaining guarantee of $2,400 of indebtedness of China Everbright Telecom-Land's Shanghai subsidiary. The guarantee was entered into as part of the February 15,2000 acquisition of GMAI-Asia (See Note 8 to accompanying consolidated financial statements). This commitment is expected to expire in fiscal 2003.

                              Investing Activities

                 The Company had a negative cash flow from investing activities of approximately $381 for year ended June 30, 2002 as compared to a negative cash flow of $720 for year ended June 30, 2001 or an increase of $339. The increase in cash flow in 2002 was attributable to a decline in capital expenditures in the amount of approximately $858.

               The Company had a negative cash flow from investing activities of approximately $720 for the year ended June 30, 2001 as compared to a negative cash flow of approximately $2,743 for the previous year, an increase of approximately $2,023. The change in cash flows for the year ended June 30, 2001 was primarily attributable to a decrease in equity method investees.

                              Financing Activities

                 The Company had positive cash flow from financing activities of approximately $829 in year ended June 30, 2002 or a decrease of $337 from fiscal year ended 2001. Part of the decrease in fiscal 2002 was due to a total reduction in debt of $1,151 and a decrease of $361 in proceeds from the sale of common stock. In 2002 there were no purchases of treasury stock in as opposed to a purchase of $1,215 of treasury stock in 2001.

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

      During October 2001, the Company paid off its previous line of credit facilities with Brown Brothers Harriman & Co. and Bank of America. This debt was replaced with the following credit facilities:

          During 2002 the Company entered into an agreement with Afinsa to which Afinsa agreed to provide the Company with a revolving credit facility of up to $2,000. Borrowings under this facility bear interest at an annual rate of 8%. The agreement also provides that any borrowings not repaid in accordance with the terms of the agreement may be converted into GMAI stock at the discretion of Afinsa. As of June 30, 2002, $1,400 and as of September 15, 2002, $2,000 had been borrowed under this agreement. The agreement expires October 2002 and is expected to be renewed for an additional 6 months. The Company also has a note with a privately held capital fund in the amount of $4,000 at June 30, 2002. The loan is collateralized by inventory and has an interest rate of 10% and is due December 31, 2003.

          The Company has a note payable in the amount of $1,450, collateralized by specific coin inventory with an interest rate of 9% with quarterly payments of $500 commencing in April 2002 until the loan is repaid in June 2003. The balance of notes payable of $183 represents capital leases for the purchase of equipment and they carry interest rates ranging from 13% to 21%.

          During June 2002, the Company entered into a letter of intent with Afinsa, relating to the sale of substantially all of Afinsa's non-investment collectibles business, currently operated primarily through Auctentia, in exchange for shares of GMAI's common stock. Auctentia currently owns approximately 43% of the common stock of GMAI. If the transaction is completed, the Company expects that Auctentia or an affiliate will own approximately 70% of its common stock. It is currently anticipated that the businesses to be sold to GMAI will include businesses focused on philatelic and numismatic collecting, including, among others, Afinsa Auctions, Heinrich Kohler and de Rosa Group International; businesses focused on the fine arts market, including, among others, art galleries and Finarte Espana Auction; as well as the online operations of Centrodearte, DooCollect and Mercart. If the deal is consummated, the Company believes that the combined company will be one of the world's largest collectibles companies. The impact of this transaction on financial condition, results of operations, and earnings per share is not known at this time. The letter of intent, which is non-binding, provides for the parties immediately to start negotiating a definitive purchase agreement and complete the due diligence process. This process is ongoing. It is expected that the transaction will close by the quarter ended March 31, 2003. The purchase agreement will contain usual and customary conditions to closing, including obtaining shareholder approval of the transaction and any required regulatory approvals. There can be no assurance that the proposed transaction will be consummated, or if consummated, on the terms described above.

         A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the years ended June 30, 2002 and 2001, the Company's expense relating to bad debt was approximately $601 and $415 respectively. For the years ended June 30, 2002 and 2001 the Company's history of bad debts has been less than 1% of revenue.

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

Critical Accounting Policies

         The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         The Company believes that the estimates, judgments and assumptions upon which the Company relies are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. To the extent there are material differences between these estimates, judgments or assumptions and actual results, our financial statements will be affected.

         The significant accounting policies that the Company believes are the most critical to aid in fully understanding and evaluating our reported financial results include the following:


      o     Revenue Recognition

      o     Allowances for Doubtful Accounts and Sales Returns

      o     Inventory Valuation and Classification

      o     Goodwill and Intangible Assets

      o     Accounting for Income Taxes

         In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management's judgment in its application. There are also areas in which management's judgment in selecting among available alternatives would not produce a materially different result. Our senior management has reviewed the Company's critical accounting policies and related disclosures with our Audit Committee. See Notes to Consolidated Financial Statements, which contain additional information regarding our accounting policies and other disclosures required by GAAP.

    Revenue Recognition

      The Company derives revenues from two primary sources:

      1.    Auction Revenue:

                  Revenue is recognized when collectibles are sold at auction and is represented by an auction commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller. Such amounts of revenue are recorded on a net basis as commission revenue.

                  The Company also sells its own inventory at auction. Revenue of owned inventory is recognized when sold at auction. Such amounts of revenue are recorded on a gross basis as sales of merchandise. Additionally, the Company is entitled to auction commissions paid by the buyer. Sales returns have not been material.

      2.    Private Treaty Sales:

                  Private treaty sales represent sales of consigned property and sales of owned inventory.

                  Private treaty sales of consigned property occur when an owner of property arranges with the Company to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company, or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. The Company does not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes as private treaty revenue an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commission revenue and are recognized when sold.

                  Private treaty sales of owned inventory occur when the Company sells its goods directly to a customer either wholesale or retail. Revenue with respect to private treaty revenues is recognized when delivered or released to the customer for acceptance or to a common carrier for delivery. Such amounts of revenue are recorded on a gross basis as sales of merchandise. Sales returns have not been material.

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


    Allowances for Doubtful Accounts and Sales Returns

         The Company makes judgments as to our ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable. The Company continuously monitors payments from it's customers and maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. When the Company evaluates the adequacy of our allowances for doubtful accounts, it takes into account various factors including accounts receivable aging, customer credit-worthiness, historical bad debts, and geographic and political risk. If the financial condition of our customers deteriorates, resulting in an impairment of their ability to make payments, additional allowances may be required.

         The Company also records a provision for estimated sales returns in the same period as the related revenues are recorded. These estimates are based used on historical sales returns, analysis of credit memo data and other known factors. If the historical data the Company used to calculate these estimates do not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be adversely affected. Sales returns have not historically been material.

         If the historical data the Company uses to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected.

    Inventory Valuation and Classification

              Inventories are stated at the lower of cost or market ("LCM"), which reflects management's estimates of net realizable value. Inventories are accounted for under the specific identification method. In instances where bulk purchases are made, the cost allocation is based on the estimated market values of the respective goods. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has declined in value and incurs a charge to operations for such declines. The Company records write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on a percentage of the inventory aging by category type, unless the Company implores a marketing strategy to sell goods over time. If actual market conditions are less favorable than those projected by management and the Company's estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required.

         In certain instances, the Company holds inventory for a period of time in excess of one year, which is generally based on a marketing strategy to sell collectibles over time in order to avoid flooding the marketplace. Inventories, which are not expected to be sold within one year, are classified with other Non-Current Assets in the Consolidated Balance Sheets in the accompanying consolidated financial statements.


    Goodwill and Intangible Assets

         The Company records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with Statement of Financial accounting Standards ("SFAS") No 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." The Company reviews the value of its long-lived assets, including goodwill, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

         The Company evaluates the recoverability of goodwill and intangible assets using undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of goodwill and other purchased intangibles may not be recoverable. The amount of impairment, if any, is measured based on discounted future cash flows using the Company's average cost of funds. For the year ended June 30, 2002, the Company performed this analysis with assistance from an independent valuation expert. The tests the Company performed compared the expected future discounted cash flows for a five-year period, to the carrying amount of the long-lived assets resulting from purchase business combinations. In performing these analyses, the Company uses the best information available in the circumstances including reasonable and supportable assumptions and projections. However, it is possible that the estimates and assumptions used, such as future revenue and expense levels, in assessing that value may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

         Effective July 1, 2002, the Company will adopt SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment.

          Upon adoption, the Company will re-evaluate the future estimated useful lives of its intangible assets that have an indefinite life.


    Income Taxes

         As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. The Company recognize deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company assesses the likelihood of our deferred tax assets being recovered from future taxable income. The Company then provides a valuation allowance for deferred tax assets for which the Company do not consider realization of such assets to be more likely than not. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance, there is no assurance that the valuation allowance would not need to be increased in the future to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on net income in the period in which such determination is made.


    New Accounting Pronouncements

      Refer to Note 1 in the accompanying consolidated financial statements.


    Safe Harbor Statement

          From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

      o The Company incurred a net loss of $13,177 for the fiscal year ended June 30, 2002. The Company is seeking to reduce operating expenses, optimize profitability and align resources with long-term business growth strategies, as well as to explore new sources of collectibles in an effort to increase margins and revenues from commissions. There can be no assurance, however, that these steps (or any others) will result in a significant improvement in the Company's financial condition, on either a short or long-term basis particularly in light of generally unfavorable economic conditions and changes in the collectibles marketplace.

      o There can be no assurance that the proposed transaction with Afinsa will be consummated, or if consummated, on the terms described above. If the transaction is not consummated, the Company will be required to obtain new sources of financing to replace its current credit facility, which expires shortly. If the Company fails to do so on a timely basis and upon satisfactory terms, the Company's operations and cash flow could be materially and adversely affected.

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

      o The development and success of the Company's business has been and will continue to be dependent substantially upon its President, Chairman and Chief Executive Officer, Greg Manning. The unavailability of Mr. Manning, for any reason, would have a material adverse effect upon the business; operations and prospects of the Company if a suitable replacement were not engaged.

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

      o In addition, the tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made that could result in Internet activities, including the sale of goods and services, being taxed. The U.S. Congress has passed the Internet Tax Information Act, which placed a three-year moratorium on new state and local taxes on Internet commerce and is currently considering extending such moratorium. There may, however, be enacted in the future laws that change the federal, state or local tax treatment of the Internet in a way that is detrimental to our business.

      o Some local telephone carriers claim that the increasing popularity of the Internet has burdened the existing telecommunications infrastructure and that many areas with high Internet use are experiencing interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers. If these access fees are imposed, the cost of communicating on the Internet could increase, and this could decrease the demand for the Company's services and increase its cost of doing business.

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

      o The Company's future results of operations could be adversely affected by changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants.

This list should not be considered an exhaustive statement of all-potential risks and uncertainties.

    Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 8:


                                      INDEX
                                                                           Page
                                                                          Number
                                                                          ------

Report of Independent Accountants ...........................................28

Report of Management ........................................................29

Consolidated Balance Sheets - June 30, 2002 and 2001.........................30

Consolidated Statements of Operations - Years ended June 30, 2002,
2001 And 2000................................................................31

Consolidated Statement of Stockholders' Equity - Years ended
June 30, 2002, 2001 and 2000.................................................32

Consolidated Statements of Cash Flows - Years ended
June 30, 2002, 2001 and 2000  ...............................................35

Consolidated Statements of Comprehensive Loss - Years ended
June 30, 2002, 2001 and 2000 ................................................36

Notes to Consolidated Financial Statements ..................................37

                        Report of Independent Accountants



    To the Board of Directors and
    Stockholders of Greg Manning Auctions, Inc.


    We have audited the accompanying consolidated balance sheets of Greg Manning Auctions, Inc. and Subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive loss for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its Subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

    /s/ Amper, Politziner & Mattia P.C.

    September 16, 2002
    Edison, New Jersey

    Greg Manning Auctions, Inc.
    775 Passaic Avenue
    West Caldwell, New Jersey 07006

    September 16, 2002

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

            /s/ Greg Manning                        /s/ Larry Crawford
            Chairman, President and                 Chief Financial Officer
            Chief Executive Officer

                          GREG MANNING AUCTIONS, INC.
                          Consolidated Balance Sheets
                                    June 30,
                    (In Thousands except Per Share Amounts)


                                                                                       2002               2001
                                                                                     --------           ---------
                                                  Assets
 Current Assets

              Cash and Cash Equivalents                                              $  2,169            $  2,158
              Accounts Receivable, net
                            Auctions and Trade Receivable                               6,979               7,480
                            Advances to Consignors                                      1,164                 853
                            Other                                                        --                   700
              Inventory                                                                11,425              12,866
              Deferred Tax Asset                                                         --                 1,590
              Prepaid Expenses                                                            380                 324
                                                                                     --------            --------

                            Total Current Assets                                       22,117              25,971

              Property and Equipment, Net                                                 948               1,422
              Goodwill, Net                                                             1,516               5,122
              Other Purchased Intangibles, Net                                          1,065               3,022
              Marketable Securities                                                        76                 147
              Investment in Equity Method Investees                                      --                  --
              Other Non-Current Assets
                            Deferred Tax Asset                                           --                 2,554
                            Inventory                                                   1,400               1,700
                            Advances to Consignors                                       --                   358
                            Other                                                         226                 156
                                                                                     --------            --------

                            Total Assets                                             $ 27,348            $ 40,452
                                                                                     ========            ========

                               Liabilities and Stockholders' Equity

 Current Liabilities

              Demand Notes Payable - Related Party                                   $  1,400            $   --
              Notes Payable and Capital Leases                                          5,657               8,115
              Payable to Third Party Consignors                                         2,945               2,711
              Accounts Payable                                                          4,062               4,135
              Advance from Related Party                                                 --                    90
              Accrued Expenses                                                          1,512               1,834
                                                                                     --------            --------
                            Total Current Liabilities                                  15,576              16,885

              Notes Payable and Capital Leases - Long Term                                116                 168
                                                                                     --------            --------

 Total Liabilities                                                                     15,692              17,053

Stockholders' Equity

                 Preferred Stock, $.01 par value. Authorized
                             10,000 shares; none issued                                  --                  --
                 Common Stock, $.01 par value
                             Authorized: 40,000 shares
                             Issued June 30, 2002 - 13,072 shares
                             Issued June 30, 2001 - 11,987 shares                         130                 120
                 Additional paid in capital                                            45,842              44,252
                 Accumulated other comprehensive income:
                 Unrealized loss on marketable securities, net of tax                    (309)               (143)
                 Accumulated Deficit                                                  (31,459)            (18,282)
                 Treasury stock, at cost
                            368 shares at June 30, 2002 and 2001                       (2,548)             (2,548)
                                                                                     --------            --------

                            Total Stockholders' Equity                                 11,656              23,399
                                                                                     --------            --------

                            Total Liabilities and Stockholders' Equity               $ 27,348            $ 40,452
                                                                                     ========            ========

          See accompanying notes to consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,
                     (In Thousands Except Per Share Amounts)


                                                                 2002                2001                 2000
                                                              ---------           ---------             --------
Operating Revenues
      Sales of merchandise                                      76,616               62,333               55,663
      Commissions earned                                         4,161                5,063                6,716
                                                              --------             --------             --------
           Total Revenues                                       80,777               67,396               62,379

Cost of merchandise sold                                        71,966               62,354               50,559
                                                              --------             --------             --------
           Gross profit                                          8,811                5,042               11,820

Operating Expenses
      General and Administrative                                 5,511                5,373                6,024
      Depreciation and Amortization                              1,416                1,564                1,010
      Intangible Impairment                                      4,741                2,158                 --
      Salaries and Wages                                         4,530                5,163                4,821
      Marketing                                                  1,578                1,879                2,442
      Other Expense                                                  6                  340                 --
      Acquisition and Merger Costs                                --                    205                  926
                                                              --------             --------             --------
Total Operating Expenses                                        17,782               16,682               15,223
                                                              --------             --------             --------
           Operating Loss                                       (8,971)             (11,640)              (3,403)
Other Income (expense)
      Gain on sale of marketable securities
           and investments                                        --                   --                     14
      Interest Income                                              124                  292                  453
      Interest Expense                                            (837)              (1,428)              (1,543)
      Minority Interest                                           --                   --                   --
      Loss from operations of
           investee                                               (250)              (4,951)                (851)
                                                              --------             --------             --------
      Loss before income taxes                                  (9,934)             (17,727)              (5,330)
Provision for (Benefit from) income taxes                        3,243               (1,404)              (1,661)

                                                              --------             --------             --------
Net Loss                                                      $(13,177)            $(16,323)            $ (3,669)
                                                              ========             ========             ========

Basic Loss per Share:
      Weighted average shares outstanding                       12,469               10,299                9,710
      Basic Loss per Share                                    $  (1.06)            $  (1.58)            $  (0.38)
                                                              ========             ========             ========

Diluted Loss per Share:
      Weighted average shares outstanding                       12,469               10,299                9,710
      Diluted Loss per Share                                  $  (1.06)            $  (1.58)            $  (0.38)
                                                              ========             ========             ========


          See accompanying notes to consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                 Consolidated Statements of Stockholders' Equity
                          July 1, 1999 to June 30, 2002
                                 (In Thousands)


                                                                                   Unrealized
                                                                       Additional  Gain (Loss)                            Total
                                                    Common Stock        Paid-In   on Marketable  Accumulated  Treasury Stockholders'
                                                  Shares       $        Capital    Securities      Deficit      Stock     Equity
                                                 -------    --------   ---------- -------------  -----------  -------- ------------
Balance July 1, 1999                               8,535    $     85    $ 18,373   $   --         $  1,869    $  --     $ 20,327

Options Exercised                                    123           1         226                                             227

Income Tax Benefit from exercise of stock
  options                                                                    284                                             284

Common shares  sold for cash                       1,036          10      16,989                                          16,999

Expenses relating to sale of common stock                                   (793)                                           (793)

Common shares issued relating
  investment in equity method investee               168           2       3,612                                           3,614

Common shares issued relating
  to acqisition of GMD                               163           2       2,276                                           2,278

Common Shares repurchased as Treasury Shares                                                                  (1,333)     (1,333)

Shareholder Distributions-Spectrum                                                                    (159)                 (159)

Options issued relating to common
  shares sold for cash                                                       245                                             245

Net change in unrealized loss on
  securities, net of income tax                                                         (92)                                 (92)

Spectrum shareholder purchase
  of additional shares for cash                                               39                                              39

Net loss - June 30, 2000                                                                            (3,669)               (3,669)
                                                 _______    ________    ________   ________       _________  _______     ________

Balance June 30, 2000                             10,025    $    100    $ 41,251   $    (92)      $ (1,959)  $(1,333)    $37,967

           See accompanying notes to consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                 Consolidated Statements of Stockholders' Equity
                          July 1, 1999 to June 30, 2002
                                 (In Thousands)


                                                                                   Unrealized
                                                                       Additional  Gain (Loss)                            Total
                                                    Common Stock        Paid-In   on Marketable  Accumulated  Treasury Stockholders'
                                                   Shares      $        Capital    Securities      Deficit      Stock     Equity
                                                   -------  --------   ---------- -------------  -----------  -------- ------------

Balance June 30, 2000                               10,025    $    100    $ 41,251   $    (92)   $ (1,959)    $ (1,333)   $ 37,967

Options exercised                                       25        --            40                                              40

Income tax benefit from
          exercise of stock options,
          net of valuation allowance                                            58                                              58

Common shares issued relating to
          acquisition of GMD, net of expenses          159           2         530                                             532

Common shares  sold for cash                         1,150          12       2,289                                           2,301

Common shares issued relating to
          release of covenants                         628           6          (6)                                             --

Options issued relating to
          professional services                                                 90                                              90

Unrealized loss from
          marketable securities, net of
          taxes of                                                                        (51)                                 (51)

Common shares repurchased as
          Treasury Shares                                                                                       (1,215)     (1,215)

Net loss - June 30, 2001                                                                          (16,323)                 (16,323)
                                                   _______    ________    ________   ________    ________     ________    ________
Balance June 30, 2001                               11,987    $    120    $ 44,252   $   (143)   $(18,282)    $ (2,548)   $ 23,399



           See accompanying notes to consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                 Consolidated Statements of Stockholders' Equity
                          July 1, 1999 to June 30, 2002
                                 (In Thousands)


                                                                                  Unrealized
                                                                      Additional  Gain (Loss)                             Total
                                                     Common Stock      Paid-In   on Marketable  Accumulated  Treasury  Stockholders'
                                                  Shares       $       Capital    Securities      Deficit      Stock      Equity
                                                  -------    --------  ---------- -------------  -----------  -------- ------------

Balance June 30, 2001                              11,987    $    120    $ 44,252   $   (143)    $(18,282)   $ (2,548)   $ 23,399

Common shares issued for services                     110           1         208                                             209

Unrealized loss from marketable securities                                               (71)                                 (71)

Stock options issued for services                                             256                                             256

Deferred tax assets valuation allowance
 (Note 9)                                                                    (805)       (95)                                (900)

Common shares  sold for cash                          975           9       1,931                                           1,940

Net loss - June 30, 2002                                                                          (13,177)                (13,177)
                                                 ________    ________    ________   ________     ________    ________    ________

Balance June 30, 2002                              13,072    $    130    $ 45,842   $   (309)    $(31,459)   $ (2,548)   $ 11,656
                                                 ========    ========    ========   ========     ========    ========    ========



           See accompanying notes to consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Cash Flows
                          For the Years Ended June 30,
                                 (In Thousands)

                                                                                       2002           2001           2000
                                                                                     --------       ---------      --------

Cash flows from operating activities:
            Net Income (Loss)                                                        $(13,177)      $(16,323)      $ (3,669)
            Adjustments to reconcile net loss to net
            cash from operating activities:
                   Depreciation and amortization                                        1,416          1,564          1,361
                  Intangible impairment                                                 4,741          2,158
                   Provision for bad debts                                                601            415            524
                   Provision for inventory reserve                                       (468)         2,388            290
                   Common Stock issued for services
                                                                                          208           --             --
                   Gain on sale of marketable securities and investments                 --             --              (14)
                   Equity in loss (income) of equity method investees                     250          4,951            851
                   Deferred tax (benefit) expense                                       3,243         (1,346)          (952)
                  Income tax benefit relating to exercise of stock options               --              (58)          (284)
                   (Increase) decrease in assets:
                               Auctions receivable                                        982           (286)         2,061
                               Advances to consignors                                    (324)         2,000            131
                               Inventory                                                2,209          6,248         (6,104)
                               Prepaid expenses and deposits                              200            202           (104)
                               Other assets                                               (70)          (502)           (39)
                   Increase (decrease) in liabilities:
                               Payable to third-party consignors                          235          1,243         (2,416)
                               Accounts payable                                           (72)           119         (1,656)
                               Accrued expenses and other liabilities                    (321)           179            (41)
                               Advance from Related Party                                 (90)        (2,332)         2,422
                                                                                      -------       --------       ---------
                                                                                         (437)           620         (7,639)

Cash flows from investing activities
            Capital expenditures for property and equipment                              (131)          (928)          (650)
            Additional goodwill and acquisition                                          --             (332)           (97)
            Proceeds from sale of interest in equity method investee                     --              500           --
            Investment in equity method investee                                         (250)            40         (2,060)
            Distribution from investees                                                  --             --               41
            Proceeds from sale of marketable securities and investments                  --             --               23
                                                                                      -------       --------       ---------
                                                                                         (381)          (720)        (2,743)

Cash flows from financing activities:
            Proceeds from demand notes payable - related party                          1,400           --             --
            Repayment of demand notes payable                                          (7,900)          --           (2,752)
            Proceeds from issuance of  notes payable                                    5,450             90           --
            Repayment of notes payable and capital leases                                 (61)           (50)        (4,526)
            Proceeds from exercise of options                                            --               40            227
            Proceeds from sale of common stock (net of expenses)                        1,940          2,301         16,169
            Dividend to Spectrum partners                                                --             --             (160)
            Investment by Spectrum partner                                               --             --               38
            Payment for Treasury Stock                                                   --           (1,215)        (1,333)
            Proceeds from Stock Subscriptions Receivable                                 --             --            3,000
                                                                                     --------       --------       --------
                                                                                          829          1,166         10,663

Net change in cash and cash equivalents                                                    11          1,066            281
Cash and cash equivalents:
            Beginning of period                                                         2,158          1,092            811
                                                                                     --------       --------       ---------
            End of period                                                            $  2,169       $  2,158       $  1,092
                                                                                     ========       ========       ========


           See accompanying notes to consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                  Consolidated Statements of Comprehensive Loss
                        For the Years Ended June 30, 2002
                                 (In Thousands)


                                                       2002              2001            2000
                                                     --------         --------         --------

Net Loss                                             $(13,177)        $(16,323)        $ (3,669)

Other Comprehensive Loss
       Unrealized loss from
       marketable securities, net of tax                 (166)             (51)             (92)

       Less: reclassification adjustment for
       gains included in net income, net of
       tax                                               --              --               --
                                                     --------         --------         --------
Comprehensive Loss                                   $(13,343)        $(16,374)        $ (3,761)
                                                     ========         ========         ========


           See accompanying notes to consolidated financial statements

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


(1) Nature of Business and Summary of Significant Accounting Policies

           Greg Manning Auctions, Inc. together with its wholly-owned subsidiaries, Ivy and Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc., Teletrade Inc., Spectrum Numismatics International, Inc., Kensington Associates L.L.C. and Greg Manning Direct, Inc. (the "Company") is an eCommerce and collectibles company as well as a public auctioneer of collectibles, including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, fine art and coins. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone.

Liquidity

           During the year ended June 30, 2002, the Company incurred a net loss of $13,177 and as of June 30, 2002, the Company's has an accumulated deficit of $31,459. Included in the current year net loss are non-cash charges in the aggregate of $9,385, which consists of Goodwill and Intangible Impairment of $4,741, Deferred Income tax expense of $3,243 and Inventory lower of cost or market adjustments of $1,401. Such charges are further described in Note 18. The Company continued to modify and implement a plan, which was approved by the Company's Board of Directors designed to improve the infrastructure of the Company, reduce operating expenses, optimize profitability and align resources with long-term business growth strategies. This plan includes work force realignment, consolidation of facilities and restructuring of product line focus. In addition, as part of the overall plans to alleviate liquidity concerns, the Company is currently seeking new financing arrangements and is considering raising additional capital through the issuance of securities.

           During June 2002, the Company entered into a letter of intent with Afinsa, relating to the sale of substantially all of Afinsa's non-investment collectibles business, currently operated primarily through Auctentia, its wholly owned subsidiary, in exchange for shares of GMAI's common stock. Auctentia currently owns approximately 43% of the common stock of GMAI. If the transaction is completed, the Company expects that Auctentia or an affiliate will own approximately 70% of its common stock. It is currently anticipated that the businesses to be sold to GMAI will include businesses focused on philatelic and numismatic collecting, including, among others, Afinsa Auctions, Heinrich Kohler and de Rosa Group International; businesses focused on the fine arts market, including, among others, art galleries and Finarte Espana Auction; as well as the online operations of Centrodearte, DooCollect and Mercart. If the deal is consummated, the Company believes that the combined company will be one of the world's largest collectibles companies. The letter of intent, which is non-binding, provides for the parties immediately to start negotiating a definitive purchase agreement and complete the due diligence process. This process is ongoing. It is expected that the transaction will close by the quarter ended March 31, 2003. The purchase agreement will contain usual and customary conditions to closing, including obtaining shareholder approval of the transaction and any required regulatory approvals. There can be no assurance that the proposed transaction will be consummated, or if consummated, on the terms described above.

           The Company currently maintains a secured loan from a privately held capital fund for $4,000, which is due December 31, 2003. This loan is collateralized by certain inventories and bears interest at a rate of 10% per annum.

            The Company also maintains a credit facility with Afinsa to which Afinsa agreed to provide the Company with a loan of up to $2,000. Borrowings under this facility bear interest at an annual rate of 8%. The agreement expires in October 2002 and is expected to be renewed for an additional six months.

           Management believes that the Company will have the liquidity necessary to implement its plan and support its operations.

Principles of Consolidation

           The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investment in the equity-method investee is accounted for under the equity method of accounting since the Company owns more than 20% of the entity, but less than majority owned and not otherwise controlled by the Company.

Revenue Recognition

           The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 101, ("SAB 101"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and Emerging Issues Task Force ("EITF") Issue No. 99-19 "Reporting Revenue Gross as a Principal vs. Net as an Agent" which provides guidance on the recognition of revenue gross as a principal versus net as an agent.

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


     The Company derives revenues from two primary sources:

1.    Auction Revenue:

      Revenue is recognized when the collectibles are sold at auction and is represented by an auction commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller. Such amounts of revenue are recorded on a net basis as commission revenue.

      The Company also sells its own inventory at auction. Revenue of owned inventory is recognized when sold at auction. Such amounts of revenue are recorded on a gross basis as sales of merchandise. Additionally, the Company is entitled to auction commissions paid by the buyer. Sales returns have not been material.

2.    Private Treaty Sales:

      Private treaty sales represent sales of consigned property and sales of owned inventory.

      Private treaty sales of consigned property occur when an owner of property arranges with the Company to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company, or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. The Company does not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes as private treaty revenue an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commission revenue and are recognized when sold.

      Private treaty sales of owned inventory occur when the Company sells its goods directly to a customer either wholesale or retail. Revenue with respect to private treaty revenues is recognized when delivered or released to the customer for acceptance or to a common carrier for delivery. Such amounts of revenue are recorded on a gross basis as sales of merchandise. Sales returns have not been material.

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

Use of Estimates

      The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Certain significant sales of inventory owned by the Company are made with extended payment terms (up to twelve months). Certain assets held by the Company collateralize these significant receivables.

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

Inventories

       Inventories are stated at the lower of cost or market ("LCM"), which reflects management's estimates of net realizable value. Inventories are accounted for under the specific identification method. In instances where bulk purchases are made, the cost allocation is based on the estimated market values of the respective goods. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has declined in value and incurs a charge to operations for such declines. The Company records write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on a percentage of the inventory aging by category type, unless the Company implores a marketing strategy to sell goods over time. If actual market conditions are less favorable than those projected by management and the Company's estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required.

        In certain instances, the Company holds inventory for a period of time in excess of one year, which is generally based on a marketing strategy to sell collectibles over time in order to avoid flooding the marketplace. Inventories, which are not expected to be sold within one year, are classified with other Non-Current Assets in the Consolidated Balance Sheets in the accompanying consolidated financial statements.

        The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory. As of June 30, 2002 and 2001 the amount of inventories subject to these arrangements was approximately $7,900 and $4,800, respectively, which is included in Inventory in the accompanying Consolidated Balance Sheets.

Property and Equipment

       Property and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in results of operations for the period. Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining life of the lease, which is generally 5 years. Equipment, furniture and fixtures, and vehicles are amortized over a period of generally 5 years or less. Properties under capital leases are amortized over the life of the lease, which are normally three to five years. The cost of repairs and maintenance is charged to operations as incurred.

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

        The Company records impairment losses on goodwill and other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

        The Company evaluates the recoverability of goodwill and intangible assets using undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value of goodwill and other purchased intangibles may not be recoverable. The amount of impairment, if any, is measured based on discounted future cash flows using the Company's average cost of funds. For the year ended June 30, 2002, the Company performed this analysis with assistance from an independent valuation expert. The tests the Company performed compared the expected future discounted cash flows for a five-year period, to the carrying amount of the long-lived assets resulting from purchase business combinations. In performing these analyses, the Company uses the best information available in the circumstances including reasonable and supportable assumptions and projections. However, it is possible that the estimates and assumptions used, such as future revenue and expense levels, in assessing that value may need to be reevaluated in the case of continued market deterioration, which could result in further impairment of these assets.

        Effective July 1, 2002, the Company will adopt Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. In accordance with this statement, goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually and intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment (See Note 7). Upon adoption, the Company will re-evaluate the future estimated useful lives of its intangible assets that have an indefinite life.

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

Financial Instruments

        The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2002 and 2001 because of the relative short maturity of these instruments. The carrying value of notes receivable, demand notes payable to bank and loans payable approximated fair value at June 30, 2002 and 2001 based upon quoted market prices for the same or similar instruments.

Stock-Based Compensation

        Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock Based Compensation" allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25, FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services".

Advertising Costs

            Advertising and catalogue costs are included in marketing costs and are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs. Advertising expenses for the years ended June 30, 2002, 2001 and 2000 were approximately $1,370, $796 and $846, respectively.

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

Segment Information

            The Company operates principally in one segment consisting of various collectibles. All of the Company's sales and identifiable assets are located in the United States. There were two major customers, who accounted for 22% of the revenue for the year ended June 30, 2002, however there were no major customers for the year ended June 30, 2001. The Company considers major customers to be those who account for more than 10% of revenue.

New Accounting Pronouncements

           In July 2001, FASB issued SFAS No. 141 Statement 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001 and specifies criteria for the recognition and reporting of intangible assets apart from goodwill. There was no impact from the adoption of this statement.

           In July 2001, the FASB issued and SFAS No. 142, "Goodwill and Other Intangible Assets". This statement is effective for the Company on July 1, 2002 (See Note 7).

          In August 2001, the FASB issued No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS 143 will have a significant impact on its financial statements.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment Or Disposal of Long Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently evaluating the provisions of SFAS 144. The financial statement impact of the adoption of SFAS 144 has not yet been determined.

          In April 2002, the FASB issued SFAS No. 145, "rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 provides guidance for income statement classification of gains and losses of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). SFAS No. 145 is effective for years beginning after December 15, 2002. The Company is evaluating the impact of SFAS No. 145.

          In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is evaluating the impact of SFAS No. 146.

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


Reclassifications

          Certain reclassifications have been made to the prior years financial statements in order to conform to the current year presentation.

(2) Acquisitions and Mergers

      During November 2000 the Company, through Spectrum, completed the acquisition of all of the capital stock of an ongoing coin company in which Spectrum previously owned a minority interest. The purchase price for the acquisition was approximately $1,038, consisting of cash and contributed intangibles.

      During 2000, the Company formed Greg Manning Direct, Inc. ("GMD") to produce and market collectibles for the mass merchandising market. In connection with this transaction, the Company signed a management agreement with Tristar Products, Inc. ("Tristar"), a privately owned company, to manage the operations of GMD. Terms of the agreement include the collaboration of the Company and Tristar to develop and market collectibles for the mass merchandising market. Effective May 2000, GMD purchased certain assets of Tristar for an amount not to exceed $12,000 payable in the Company's common stock over a specified period of time. In conjunction with the acquisition, Tristar was issued warrants to purchase 49% of GMD, exercisable for nominal cash consideration plus certain remaining collectibles-related assets of Tristar, including computers and rights under employment agreements and other matters as specified in the agreement. The acquisition has been accounted for under the purchase method of accounting and accordingly, the assets acquired and liabilities assumed have been recorded at their estimated fair values. The excess of aggregate cost of the acquisition was approximately $2,850 and the carrying value at June 30, 2002 is zero.

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

      Separate results of operations for periods prior to the merger with Spectrum are as follows:

                              Company     Spectrum      Combined
                            ---------------------------------------
 Year ended June 30, 2000

      Total Revenue          $ 36,931     $ 25,448*      $ 62,379
      Net Loss                 (3,230)        (439)*       (3,669)


* Historical results for the period July 1, 1999 through February 18, 2000, the acquisition date.

          Acquisition and merger costs of approximately $0, $205 and $926 were incurred and charged to expense during the years ended June 30, 2002, 2001 and 2000, respectively.

(3) Accounts Receivable

          Accounts receivable consists of auction or trade receivables and consignor advances.

          Auction or trade receivables represent sales made to customers for which short-term credit extensions are granted, which generally are not extended beyond 90 days.

          Advances to consignors represent advance payments, or loans, to the consignor prior to the auction sale, collateralized by the items received and held by the Company for the auction sale and the proceeds from such sale. Interest on such amounts is generally charged at an annual rate of 12%. Such advances generally are not outstanding for more than six months from the date of the note.

          As of June 30, 2002 and 2001, the allowance for doubtful accounts included in auction receivables was approximately $1,077 and $845, respectively.

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


(4) Marketable Securities

    Investments in available for sale marketable securities as of June 30, 2002 and 2001 is as follows:


                                          Market    Unrealized
                             Cost         Value     Gain (Loss)
                           ---------     --------   ----------

Common Stock - 2002        $     385     $     76   $    (309)
                           =========     ========   =========

Common Stock - 2001        $     385     $    147   $    (238)
                           =========     ========   =========


    The unrealized loss is classified as a separate component of stockholder's equity, net of tax, as of June 30, 2002 and 2001, respectively. In connection with its ownership of this common stock, the Company was granted stock options for 21,000 shares of common stock under the terms of a nonqualified stock option agreement. The options are exercisable on April 1, 2006 at $5 per share.

5) Inventories
                                               June 30, 2002
                              Current           Non-Current           Total
                              -------           -----------           -----

Stamps                        $   692              $   100            $   792
Sports Collectibles             1,208                  500              1,708
Coins                           9,438                  350              9,788
Art                                50                  250                300
Other                              37                  200                237
                              -------              -------            -------
                              $11,425              $ 1,400            $12,825
                              =======              =======            =======


                                               June 30, 2001
                              Current           Non-Current           Total
                              -------           -----------           -----

Stamps                        $ 1,151              $   500            $ 1,651
Sports Collectibles               957                  350              1,307
Coins                           7,971                  500              8,471
Art                               312                                     312
Other                           2,475                  350              2,825
                              -------              -------            -------
                              $12,866              $ 1,700            $14,566
                              =======              =======            =======


           The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year. At June 30, 2002 and 2001, the above inventory amounts reflect net realizable (LCM) allowances of $2,432 and $2,902, respectively.

            Amounts charged to operations relating to LCM adjustments for the years ended June 30, 2002 and 2001 were approximately $1,400 and $2,400. Such amounts are further described in Note 18.

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


(6) Property and Equipment
                                                               June 30,
                                                           2002        2001
                                                         -------      ------

Equipment                                                 $3,159      $3,029
Furniture and fixtures                                       272         270
Vehicles                                                      67          67
Property under capital leases
  (computers and office equipment)                           186         186
Leasehold improvements                                       503         503
                                                          ------      ------
                                                           4,187       4,055
Less accumulated depreciation and amortization             3,239       2,633
                                                          ------      ------
Net property and equipment                                $  948      $1,422
                                                          ======      ======

          Depreciation and amortization expense for the years ended June 30, 2002, 2001 and 2000 was approximately $605, $480 and $464 respectively. These amounts include amortization of assets under capitalized leases of approximately $20, $25 and $36, respectively for the years then ended.


(7) Goodwill and Other Purchase Intangibles, net

             Intangible Assets                  Gross     Amortization     Net
-------------------------------------------    --------   ------------   -------
                             June 30, 2002

Goodwill                                        $8,452       $6,936       $1,516
                                                                          ======
Other intangible assets                         $4,105       $3,040       $1,065
                                                                          ======

                             June 30, 2001
Goodwill                                        $8,452       $3,330       $5,122
                                                                          ======
Other intangible assets                         $4,105       $1,083       $3,022
                                                                          ======

          Amortization expense, including intangible impairment, for the years ended June 30, 2002, 2001 and 2000 was approximately $5,562, $3,178 and $548, respectively.

          The Company evaluated the recoverability of goodwill and intangible assets using undiscounted cash flows which determined that the carrying value of goodwill and other intangibles were impaired. The amount of impairment is measured based on discounted future cash flows using the Company's average cost of funds. For the year ended June 30, 2002, the Company performed this analysis with assistance from an independent valuation expert. The tests the Company performed compared the expected future discounted cash flows for a five-year period, to the carrying amount of the long-lived assets resulting from purchase business combinations. In performing these analyses, the Company uses the best information available in the circumstances including reasonable and supportable assumptions and projections.

          The analysis indicated that goodwill and intangible assets were impaired by an amount totaling $4.7 million as of June 30, 2002. Accordingly, the Company recorded an impairment write-down, for which $3.0 million related to goodwill and $1.7 million related to other intangibles. The components of this impairment charge by corporate entity were as follows: Teletrade $3,000; Ivy & Mader $510; Greg Manning Direct $714; Greg Manning Galleries $323; and a wholly owned subsidiary of Kensington Associates $194.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


          During fiscal 2001, The Company's analysis indicated that goodwill was impaired by an amount totaling $2,158 as of June 30, 2001. By corporate entity, the components were as follows: Greg Manning Direct $1,300; and a wholly-owned subsidiary of Kensington Associates $858.

          These impairment charges were the result of continued unfavorable economic conditions (See Note 18).

          Effective July 1, 2002, the Company will adopt SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. Upon adoption, the Company will re-evaluate the future estimated useful lives of its intangible assets that have an indefinite life.

( 8 ) Investment in Equity-Method Investees

          In March 1999, the Company, along with other investors, formed GMAI-Asia.Com, Inc., a Delaware corporation ("GMAI-Asia"), with the intent to expand into China and South-East Asia via the Internet GMAI's core philatelic and collectible auction and merchant/dealer businesses. The Company currently maintains a 45% ownership interest in GMAI-Asia.com (on an undiluted basis).

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

          The core operations of GMAI-Asia were established on February 15, 2000, at which time GMAI-Asia acquired certain companies. GMAI-Asia acquired from China Everbright Technology Limited a 65% interest in China Everbright Telecom-Land Network Limited, a British Virgin Islands company ("Everbright") for consideration of 30,000 Chinese Renmimbi (approximately US $3,624, using a conversion rate of RMB 8.2788 to US $1.00), payable in the Company's common stock, and GMAI-Asia.com, Inc.'s guarantee of 40,000 Chinese Renmimbi (approximately US $4,832) of indebtedness of China Everbright Telecom-Land's Shanghai subsidiary; entered into a shareholders' agreement governing the management of China Everbright Telecom-Land and its Shanghai subsidiary and provided GMAI-Asia.com, Inc. certain rights to acquire the remaining 35% interest in China Everbright Telecom-Land; entered into a management agreement with China Everbright Telecommunication Products Limited (an unconsolidated affiliate); and received an option to acquire a 65% interest in China Everbright Telecommunication Products for nominal consideration and certain rights with respect to the remaining 35% interest in China Everbright Telecommunication Products. The results of operations of Everbright are consolidated into GMAI-Asia.com.

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

          At June 30, 2000, the Company's investment in this investee was approximately $5,300 and the Company maintained an equity ownership percentage (on an undiluted basis) in GMAI-Asia of 48%. Accumulated losses for GMAI-Asia at June 30, 2001 were approximately $11,200. The Company's portion of these accumulated losses exceeded its total investment. Such amounts are included in the accompanying Statement of Operations as Loss from operations of Investee. As a result, the investment in this investee has been reduced to $0 at June 30, 2001. During May 2001, the Company sold 500,000 shares of its GMAI-Asia common shares, which reduced the Company's investment from 48% to 45% (see Note 14).

          During 2002, the Company increased its investment by $250 by issuing additional GMAI common stock. Since the Company's portion of this entity's accumulated losses exceeds its total investment, the amount is therefore reflected in the accompanying Statement of Operations as Loss from operations of Investee.

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


The Company maintained a 20% ownership interest in a coin company through its 100% ownership of Kensington Associates, L.L.C. (a holding company) through August 2000.

Summarized balance sheet information of the Company's equity method investee as of June 30, 2002 and 2001 is approximately as follows:

                                                        2002           2001
                                                     (unaudited)    (unaudited)
                                                      ---------      ---------

Current assets                                         $ 3,273        $ 5,203
Non current assets                                      20,545         24,626
Current liabilities                                      9,602         19,898
Non current liabilities                                 12,612          6,624


          Summarized statements of operations information of the Company's equity-method investees, calculated for periods during which the Company had investments in such investees, is approximately as follows:


                                                                For the years ended June 30,
                                                                        (unaudited)
                                                       2002                 2001                 2000
                                                     --------             --------             --------

Net Sales                                            $  2,238             $    992             $ 24,648
                                                     --------             --------             --------

Gross Profit                                         $     45             $     18             $  5,167
Selling, General and Administration expense              (685)                (280)              (6,481)
Goodwill amortization                                  (2,415)              (2,294)                --
Write-off relating to Advances to Afiliates                 0               (4,347)                --
                                                     --------             --------             --------
Net Income (Loss)                                    $ (3,055)            $ (6,903)            $ (1,314)
                                                     ========             ========             ========

(9) Income Taxes

          Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 2002 and 2001 are as follows:


   Current assets and liabilities
                                                                        2002              2001
                                                                      --------          --------

         Allowance for doubtful accounts                              $    431          $    364
         Inventory uniform capitalization                                  179               223
         Accrued expenses                                                  106               183
         Inventory valuation reserve                                       973             1,248
                                                                      --------          --------
   Sub-total                                                             1,689             2,018
         Valuation allowance, provision for income taxes                (1,689)             (428)
                                                                      --------          --------

   Net current deferred tax asset                                     $   --            $  1,590
                                                                      ========          ========

   Non-current assets and liabilities
        Goodwill and intangible amortization and impairment           $  2,488          $    479
        Depreciation                                                       128               322
        Net federal and state operating loss carryforward                5,917             4,279
        Investments in equity-method investees                           2,356             2,425
        Investments in marketable securities                               124               102
        Other                                                             --                  20
                                                                      --------          --------
   Sub-total                                                            11,013             7,627
        Valuation allowance, provision for income taxes                (10,113)           (5,034)
        Valuation allowance, equity                                       (900)              (39)
                                                                      --------          --------

   Net non-current deferred tax asset                                 $   --            $  2,554
                                                                      ========          ========

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets.

The Company believes uncertainty exists regarding the realizability of these items, and accordingly, has established a valuation allowance, based on management's estimates, against all deferred tax assets. The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated as "Valuation allowance, equity". The valuation allowance increased by $7,201 and $4,908 in 2002 and 2001. The change in valuation allowance in 2002 compared to 2001 resulted from an increase in the valuation allowance against all deferred tax attributes. As a result of the increase in the valuation allowance, approximately $3,200 was charged to deferred tax expense in the accompanying Statement of Operations and $900 was applied as reduction of Stockholder's Equity. This reduction of Stockholder's Equity consists of deferred tax assets previously recorded relating to net operating losses generated from to the exercise of employee stock options and cumulative unrealized losses of marketable securities. Such amounts are further discussed in Note 18.

The provision for (benefit from) income taxes for the years ending June 30 consist of the following:

                                                2002         2001         2000
                                              -------      --------     --------

Current tax expense (benefit)                 $  --        $    13      $  (425)
Deferred tax benefit                           (3,958)      (6,325)        (983)
Net Change in valuation allowance               7,201        4,908         (253)
                                              -------      -------      -------
                                              $ 3,243      $(1,404)     $(1,661)


Prior to February 18, 2000, Spectrum was taxed under the Subchapter S provisions of the Internal Revenue Code ("IRC") whereby its profits and losses flowed directly to its former shareholder for U.S. federal income tax purposes. Upon acquisition of Spectrum by the Company, Spectrum no longer qualified under the Subchapter S provisions of the IRC and became a taxable entity for federal and state purposes. In connection with Spectrum's change in tax status, the Company reduced its income tax benefit by approximately $59 for the year ended June 30, 2000.

The effective tax rate (benefit) varied from the statutory rate as follows:

                                                      Years ended June 30,
                                                 -------------------------------
                                                    2002      2001      2000
                                                 ---------  --------  ----------

Statutory federal income tax rate                   (34%)     (34%)     (34%)
State income taxes, net of federal benefit           (6%)      (6%)      (6%)
Certain non-deductible expenses                       5%        5%        2%
Non deductible acquisition costs                    --        --          8%
Change in valuation allowance                        70%       28%        5%
Other                                                (2%)      (1%)      (6%)
                                                 ---------  --------  ---------
                                                     33%       (8%)     (31%)
                                                    ===       ===       ===

The Company has a federal net operating loss carryforward of approximately $15,000 expiring at various times beginning the fiscal years ending 2019 through fiscal year ended 2022. The utilization of these net operating loss carryforwards may be significantly limited in under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

The Company has net operating loss carryforwards for state tax purposes of approximately $21,000 expiring at various times beginning in the fiscal years ending 2003 through 2009.

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)

(10) Debt


Demand Notes Payable - Related Party
                                                                                     June 30,
                                                                                 2002         2001
                                                                               -------       ------

The Company has a revolving credit agreement with Auctentia,
S.A., a wholly owned subsidiary of Afinsa to provide the
Company with a credit facility of up to $2,000. Borrowings
under this facility bear interest at an annual rate of 8%.
The agreement also provides that any borrowings not repaid
in accordance with the terms of the agreement may be
converted into GMAI stock at the discretion of Afinsa. The
agreement expires in October 2002 and is expected to be
renewed for an additional six months.                                           $1,400         $ --
                                                                                ======         ====

Notes Payable and Capital Leases

The Company had a credit agreement with Brown Brothers
Harriman & Co. ("Brown Brothers") pursuant to which Brown
Brothers agreed to provide the Company with a credit
facility of up to $2,400. The Company repaid all outstanding balances by October 31, 2001. The Company paid an annual fee for the facility equal to one quarter of one percent of the
total amount of such facility. Borrowings under this
facility bore interest at the rate of 2% above Brown
Brothers base rate, which was 7.75 % at June 30, 2001 and
the debt was repayable on demand.                                               $ --           $2,400

The Company had a revolving credit agreement with Bank of
America pursuant to which Bank of America agreed to provide
Spectrum with a credit facility of up to $10,000, subject to adjustments as defined in the agreement. The Company repaid
all outstanding balances under this facility by October 31,
2001. The loan agreement allowed for borrowings based on the lesser of $10,000 or a percentage of eligible inventories
and accounts receivable or 50% of the market value of GMAI
stock pledged as collateral. The Company paid an annual fee
for the facility equal to one quarter of one percent of the
total amount of such facility. Borrowings under this
facility bore interest at Bank of America base rate, which
was 7.25% at June 30, 2001. Greg Manning who had pledged
700,000 shares his Company owned stock personally guaranteed the credit facility. Additionally, the line was
collateralized by all of the assets of Spectrum and was
guaranteed by GMAI. In connection with this agreement, the
Company paid Mr. Manning a guarantee debt fee, which was
based on 3% per annum of the average loan balance
outstanding each month.                                                         $ --           $5,200


The Company has a note payable collateralized by specific
coin inventory with an interest rate of 9% with quarterly
payments of $500 commencing April 2002 until the loan is
repaid in June 2003.                                                            $1,450         $ --

During the year ended June 30, 2002, the Company obtained a
secured loan from a privately held capital fund for $4,000,
which is due December 31, 2003. This loan is collateralized
by certain inventories and bears interest at a rate of 10%
per annum.                                                                      $4,000         $ -

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)



                                                                                   June 30,
                                                                                2002       2001
                                                                               ------     ------

Advance from a consignor, which was, upon settlement,
converted, to a demand loan bearing an interest rate of 8%
per annum                                                                         140        440

               Notes payable to former shareholders of Teletrade
               Related to indebtedness prior to its acquisition                  --           19

               Various capital lease obligations, various monthly
               payments through 2006                                              183        224
                                                                               ------     ------

                                                                               $5,773     $8,283
               Less current portion                                             5,657      8,115
                                                                               ------     ------
               Notes payable and capital leases -
                 long-term portion                                             $  116     $  168
                                                                               ======     ======

               The aggregate amount of all maturities for the years ending June 30 are as follows:

                                                                                 2003     $5,657
                                                                                 2004         72
                                                                                 2005         35
                                                                                 2006          9
                                                                                          ------
                                                                                          $5,773
                                                                                          ======

(11) Leases

           The Company conducts its business on premises leased in various locations under leases that expire through the year 2006. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under noncancelable leases in effect at June 30, 2002 are set forth below:

                                    Operating    Capital    Total
                                  --------------------------------
           2003                           $600     $67       $667
           2004                            505      72        577
           2005                            453      35        488
           2006                            242       9        251
                                        ------   -----   -------
           Total future minimum lease   $1,800   $ 183   $ 1,983
           payments                     ======   =====   ========


Rent expense was approximately $547, $439 and $339 for 2002, 2001 and 2000, respectively.

           Interest expense associated with these capital leases was approximately $25, $33 and $24 for fiscal years 2002, 2001 and 2000, respectively.

(12) Related-party Transactions

           The Company accepts rare stamps and other collectibles for sale at auction on a consignment basis from Collectibles Realty Management, Inc. ("CRM"), which is owned by Greg Manning. Such stamps and collectibles have been auctioned by the Company or sold at private treaty under substantially the same terms as for third party customers. The Company charges CRM a seller's commission. In the case of auction, the hammer price of the sale, less the seller's commission (for lots valued at under $100; no seller's commission is payable for lots valued at over $100), is paid to CRM upon successful sale, and in the case of private treaty, the net price after selling commissions is paid to CRM. For the years ended June 30, 2002 and 2001,

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


such auction and private treaty sales (net of commission) were not material. Included in accounts receivable at June 30, 2002 and 2001 is approximately $41 which is due from CRM and will be collected in the ordinary course of business.

           Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. Richard Cohen, a former director of the Company, had previously provided consulting services to the Company. In relation to Kramer, Levin, Naftalis & Frankel, LLP, expenditures for services rendered were approximately $308, $326 and $424 respectively of which, approximately $306, $247 and $371, was charged to operations in fiscal 2002, 2001 and 2000. In relation to Micro Strategies, Incorporated, expenditures for services rendered were approximately $281, $769 and $464, respectively, of which, approximately $239, $175 and $310 was charged to operations in fiscal 2002, 2001 and 2000. In relation to Richard Cohen, expenditures for services rendered were approximately $0, $33 and $40, all of which was charged to operations.

           On June 17, 2002, the Company entered into an employment agreement with Mr. Roberts, a director of the Company. In connection with the employment agreement, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600. The loan is required to be repaid on an annual basis in three equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Roberts' employment terminates for cause or without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of the date of termination. An aggregate of $200 has been disbursed under the loan agreement through the date of this report.

           During March 2002, the Company made a loan to Mr. Roberts in the amount of $50, bearing interest at the rate of 7% per annum. The Board of Directors subsequently determined to forgive the repayment of this loan (and all accrued interest) and to allow Mr. Roberts to retain the proceeds as additional compensation. The Company also paid Mr. Roberts a loan guarantee fee of $9.

           For the years ended June 30, 2002, 2001 and 2000 sales of approximately $54 (less than 1% of revenues), $353 (1% of revenues) and $5,995 (9% of revenues) were made to an equity method investee of the Company, former stockholders of Spectrum and/or entities in which they had an ownership interest, who are current stockholders of the Company. Purchases made to these entities approximated $6,180, $6,302 and $2,300 for the years ended June 30, 2002, 2001 and 2000, respectively. Additionally consulting fees in the amount of $175 and $25 were paid to this party in the years ended June 30, 2002 and 2001, respectively.

           Prior to the Spectrum acquisition, Spectrum was indebted to one of their stockholders (a current stockholder of the Company) under the terms of three secured notes, which were due on demand and allowed for maximum borrowings of approximately $5,000. These notes were paid in full during fiscal 2000. Interest expense associated with these notes was approximately $242 for the year ended June 30, 2000. Additionally, Spectrum paid this individual approximately $95 for consulting and debt guarantee fees for the years ended June 30, 2000.

           Afinsa/Auctentia a 43% shareholder of the Company as of June 30, 2002 and June 30, 2001 had outstanding accounts receivable balances of approximately $0 and $71, respectively. During fiscal 2000, Afinsa purchased other product totaling approximately $254.

           The Company acted as an agent of Afinsa regarding their stock subscription agreement with GMAI-Asia.com, Inc. Under this agreement, the Company received funds from Afinsa and advanced such funds to GMAI-Asia.com, Inc. on an as-needed basis. There was no segregation of these funds. Such amount liable to be paid to GMAI-Asia.com, Inc. was $0 and $90, respectively at June 30, 2002 and 2001 and is included in Advance from related party.

           During the years ended June 30, 2002, 2001 and 2000, the Company paid Mr. Manning approximately $32, $188 and $68, respectively, of debt guarantee fees (see Note 10).

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


(13) Commitments and Contingencies

      As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. (Ivy") in 1993, the Company is required to pay additional amounts for a period of time through 2009 based on the financial performance of Ivy. These additional amounts totaled approximately $19, $54 and $42 for the years ended June 30, 2002, 2001 and 2000, respectively, and were accounted for as an increase to goodwill.

(14)  Stockholders' Equity

Common Stock

      On February 18, 2000, the Company's shareholders approved an amendment to the Company's restated Certificate of Incorporation to increase the number of authorized shares of common stock from 20 million to 40 million.

Private Placement Equity Transactions

      The Company entered into two stock purchase agreements with Auctentia, S.A., a wholly owned subsidiary of Afinsa. Under the first agreement, dated as of May 16, 2001, the Company issued to Auctentia 1,000,000 shares of the Company's common stock, for an aggregate purchase price of $2 million. All proceeds from this agreement were received in the year ended June 30, 2001. Under the second agreement, dated as of May 23, 2001, the Company agreed to issue an additional 1,000,000 shares of the Company' common stock for an aggregate purchase of $2 million. During fiscal 2001 and 2002 Afinsa has paid $300 and $1,700 for 150,000 and 850,000 shares, respectively.

      During the year ended June 30, 2002, the Company entered into a private placement agreement with Afinsa for the sale of 125,000 shares of the Company's common stock, for an aggregate of $250.

      In late January and early February 2000, GMAI issued in a private placement to The Tail Wind Fund Ltd., LBI Group Inc., and Lombard Odier & Cie an aggregate of 750,000 shares of the Company's common stock for approximately $11,273, net of expenses. In connection with this transaction, warrants to acquire 142,500 shares of the Company's common stock were issued to these investors and their advisors. Thereafter, on May 14, 2001, the Company entered into an agreement with these investors which amended certain provisions of the original purchase agreement. Under the amendment, the investors waived rights to receive additional stock of the Company pursuant to the terms of the original agreement, (which they had received as anti-dilution protection) in exchange for the issuance to the investors of an aggregate of 627,500 shares of the Company's common stock, par value $.01 per share, and subject to certain other conditions. The warrants to acquire 142,500 shares were also cancelled. In addition, on that same date, the Company entered into a purchase agreement with The Tail Wind Fund Ltd. pursuant to which the Company sold an aggregate of 500,000 shares of common stock of GMAI-Asia.com, Inc., par value $1.00 per share, owned by it to such investor.

      On January 31, 2000, the Company issued in a private placement to Amazon.com, Inc. 285,551 shares of the Company's common stock, together with a warrant to acquire 25,000 shares of the Company's common stock at an exercise price per share of $20.19. The warrant is immediately exercisable.

      During the year ended June 30, 1999, the Company entered into a stock purchase agreement with Afinsa whereby Afinsa agreed to purchase 475,624 shares of the Company's Common Stock for an aggregate purchase price of $5 million. During the year ended June 30, 1999, the Company received $2 million from Afinsa and issued 172,251 shares of common stock, the Company had recorded a stock subscription receivable for the remaining 285,373 shares with an aggregate purchase price of $3 million. This amount was received from Afinsa on July 9, 1999.

Common Stock Repurchases

      Pursuant to its Repurchase Plan, the Company repurchased 99,900 shares of its common stock on the open market for $1,333 during the year ended June 20, 2000, and 268,100 shares for approximately $1,215 during the year ended June 30, 2001.

Stock Option Plan

      The Company's 1993 Stock Option Plan (the "1993 Plan") and 1997 Stock Option Plan, (the "1997 Plan"), are administered by the Board of Directors or a Stock Option Committee thereof (hereinafter, the "Committee") and provides for the grant of options to purchase shares of common stock to such officers, directors and employees of the Company, consultants to the Company, and other persons or entities as the Committee may select. A total of 2,250,000 shares of common stock have been reserved for issuance pursuant to the plans as amended by the stockholders on February 18, 2000 and December 12, 2001. During June 2002, the Board approved an amendment to the plan (subject to stockholder's approval) to increase the amount of common stock reserved for issuance to 3,500,000 and increase the total number of shares that the Company may grant to an

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


individual in any given year from 200,000 to 500,000. The Committee does not intend to make any further awards under the 1993 plan. The option exercise price is determined by the Committee in its sole discretion; provided, however, that generally, the exercise price of an option shall be not be less than the fair market value (as defined) of a share of common stock on the date of grant. Options granted have a maximum ten-year term and vest over periods up to four years. All options granted through June 30, 2002 have been granted with exercise price equal to market value on the date of grant.

The following table summarizes information about options outstanding and exercisable as of June 30, 2000, 2001 and 2002;


                                                              2000                     2001                     2002
                                                    ------------------------  ------------------------ --------------------------
                                                                    Weighted                  Weighted                  Weighted
                                                                    Average                   Average                    Average
                                                                    Exercise                  Exercise                  Exercise
                                                     Options         Price    Options          Price    Options          Price
                                                     -------         -----    -------          -----    -------          -----

Outstanding - beginning of year                      658,125          5.08   1,340,625         11.68   1,548,000         10.19
      Granted through stock option plan              684,500         14.16     371,500          3.34     928,000          1.87
      Granted outside of stock option plan           167,500         20.07        --             --      145,000          1.77
      Repurchased                                       --             --         --             --         --             --
      Exercised                                     (122,875)         1.92     (25,500)         1.58        --             --
      Forfeited                                      (46,625)         9.5     (138,625)         8.08    (111,250)         8.7
Outstanding - end of year                          1,340,625         11.68   1,548,000         10.19   2,509,750          6.92
Exercisable - end of year                            481,625         10.77     656,625         11.4    1,048,250         18.34


The weighted average fair value of options granted during 2000, 2001 and 2002 was $14.16, $3.34 and $1.87, respectively.


Following is a summary of the status of stock options outstanding at June 30, 2002:


       -----------------------------------------------------------------       ----------------------------
                           Options Outstanding                                      Options Exercisable
       -----------------------------------------------------------------       ----------------------------
                                              Weighted
                                               Average          Weighted                       Weighted
                Exercise Price    Number of   Remaining          Average         Number of     Average
               Ranges             Shares     Contractual        Exercise          Shares       Exercise
        From            To      Outstanding    Life(1)            Price         Exercisable     Price
       -----------------------------------------------------------------      -----------------------------

       $    1.00     $    5.00   1,550,125              8.6       $    2.09       419,500       $  1.95
            5.01         10.00      77,125              7.0            7.33        46,250          6.98
           10.01         15.00     695,000              7.4           13.71       405,000         13.48
           15.01         20.00     132,500              3.4           18.83       122,500         18.84
           20.01         25.00      55,000              1.5           22.55        55,000         22.55
                                ----------                                      ---------
                                 2,509,750                                      1,048,250
                                ==========                                      =========

( In remaining years

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)

Pro Forma Disclosure

         The Company follows the intrinsic value method relating to its accounting treatment for its stock options. Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. Had compensation cost been recognized based on the fair value at the date of grant for all options granted during 2002, 2001 and 2000 would have been as follows:

                                           2002            2001         2000
                                        -----------     ----------    ---------

Proforma net income(loss)               $  (15,175)     $  (18,001)   $ (4,222)

Proforma earnings (loss) per share
      Basic                                  (1.22)          (1.75)       (.43)
      Diluted                                (1.22)          (1.75)       (.43)


         The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively; risk-free interest rates of 5.1%, 5.8% and 5.7%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 82%; and weighted-average expected life of the option of five years for 2002, 2001 and 2000.

          There was no compensation expense recorded from stock options for the years ended June 30, 2002, 2001 and 2000.

Stock Option Exchange Offer

          On July 2, 2002, the Company commenced a tender offer to certain eligible employees to exchange outstanding options to purchase shares of the Company's common stock granted under the GMAI 1997 Stock Incentive Plan that had an exercise price of $2.00 or more, for new options to purchase shares of the Company's common stock to be granted under the 1997 Plan on or about February 4, 2003. The offer expired on July 30, 2002. Pursuant to the terms and conditions of the offer, the Company accepted for exchange on July 31, 2002 tendered old options exercisable for a total of 1,380,375 shares of common stock and canceled all such old options. Subject to the terms and conditions of the offer, the Company expects to grant new options to purchase a total of 1,380,375 shares of common stock on or about February 4, 2003. The exercise price of the new options will be the closing price of the Company's common stock as reported on the NASDAQ National Market on the date of grant.


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

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


Earnings (loss) per share

         The following table sets forth the computations of basic earnings
(loss) per share and diluted earnings (loss) per share:


                                                                 2002               2001               2000
                                                               --------           --------           --------
Years ended June 30,
 Numerator:
                Net Loss                                       $(13,177)          $(16,323)          $ (3,669)
                                                               ========           ========           ========
Denominator:
               Weighted average common
               shares outstanding                                12,469             10,299              9,710

Basic Loss per share                                           $  (1.06)          $  (1.58)          $  (0.38)
                                                               ========           ========           ========

Denominator:
               Weighted average common
               shares outstanding                                12,469             10,299              9,710

               Common share equivalents of
               outstanding stock options and warrants              --                 --                 --
                                                               --------           --------           --------

               Total Shares                                      12,469             10,299              9,710
                                                               --------           --------           --------

Diluted Loss per share                                         $  (1.06)          $  (1.58)          $  (0.38)
                                                               ========           ========           ========


 (15) Significant Agreements

Employment Agreements

         The Company had entered into an employment agreement with Mr. Greg Manning, Chief Executive Officer of the Company, which expired June 2002. Mr. Manning is continuing to perform under the terms of his old contract and the parties expect a new agreement to be entered into shortly.

         The Company has entered into an amendment to the employment agreement with Mr. Roberts. Under the terms of the amendment, the employment term has been extended for an additional three years, to February 18, 2008; Mr. Roberts is entitled to receive a salary of $500 for the sixth year, $550 for the seventh year, and $600 for the eighth year; and Mr. Roberts was granted an additional 500,000 stock options, which are exercisable at $2.00 per share and vest over four years. Mr. Roberts also received a loan in the amount of $600, the repayment of which can be forgiven under certain circumstances (See Note 12).

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

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


(16) Retirement Plans

         The Company maintains an employee savings plan under the Internal Revenue Code Section 401(k). Employees are eligible to participate in the plan after six months of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees contributions to a maximum annual contribution of $500 per employee. The Company's total contribution was approximately $13, $14 and $10 for the years ended June 30, 2002, 2001 and 2000, respectively.

 (17) Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:


                                                                                 Years Ended
                                                                                  June 30,
                                                                               (In Thousands)
                                                                  2002               2001               2000
                                                                --------        --------------        --------

Interest paid                                                   $   837            $ 1,437            $ 1,539

Income taxes paid                                                                        1                  1

Summary of significant non-cash transactions:

Issuance of shares related to the acquisition of GMD                209                532              2,278

Issuance of shares related to the acquisition
  of Subsidiaries                                                  --                 --               25,000

Issuance of shares related to GMAI-Asia
  purchase of Everbright Technologies                              --                 --                3,614

Options issued relating to professional services                    256                 90                245


(18) Fourth Quarter Adjustments - Special Charges and Asset Impairments

         As a result of continued unfavorable economic conditions and changes in the collectibles marketplace/industry the Company in the fourth quarter performed impairment assessments of goodwill and other purchased intangibles. As a result of significant losses in the fourth quarter, the Company assessed future discounted cash flows and recorded a impairment pre-tax charge of approximately $4.7 million or $0.38 per share - diluted for the year ended June 30, 2002, and $2.2 million or $0.21 per share - diluted for the year ended June 30, 2001 which is reflected in Operating Expenses in the accompanying Consolidated Statement of Operations.

         Furthermore, as part of the plan, the Company as a result of an analysis of inventory, adjusted the inventory cost value to reflect management's estimate of net realizable value, recorded a pre-tax charge of $1.4 million or $0.11 per share for the year ended June 30, 2002 and $2.4 million or $0.23 per share for the year ended June 30, 2001 which is reflected in Cost of Merchandise in the accompanying Consolidated Statement of Operations.

         As a result of significant losses in the fourth quarter and cumulative losses in recent years, the Company has reevaluated its ability to realize the future benefit of its net deferred tax assets held in light of the historical operating losses. Accordingly, the Company recorded a valuation allowance against its deferred tax assets of approximately $3.0 million or $0.24 per share for the year ended June 30, 2002 and $600 or $0.06 per share for the year ended June 30, 2001 which is recorded in the Provision for income taxes in the accompanying Consolidated Statement of Operations.

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


(19) Selected Quarterly financial Data (unaudited)


                                                                           2002
                                        -----------------------------------------------------------------------------
                                           1st              2nd             3rd              4th
                                         Quarter          Quarter          Quarter         Quarter           Total
                                        -----------------------------------------------------------------------------

Net Revenues                            $ 18,680         $ 17,436         $ 22,053         $ 22,608         $ 80,777

Gross Profit                               2,179            2,406            2,650            1,576            8,811

Loss from operations                        (822)            (590)            (304)          (7,255)          (8,971)

Net Loss                                    (925)          (1,028)            (664)         (10,561)         (13,177)

Net Loss per share, basic
and diluted                                (0.08)           (0.08)           (0.05)           (0.85)           (1.06)


                                                                            2001
                                        -----------------------------------------------------------------------------
                                           1st              2nd             3rd              4th
                                         Quarter          Quarter          Quarter         Quarter           Total
                                        -----------------------------------------------------------------------------

Net Revenues                            $ 14,407         $ 13,527         $ 17,836         $ 21,626         $ 67,396

Gross Profit                               2,462            2,239            1,153             (812)           5,042

Loss from operations                        (873)          (1,342)          (2,541)          (6,884)         (11,640)

Net Loss                                    (900)          (1,435)          (2,153)         (11,834)         (16,323)

Net Loss per share, basic
and diluted                                (0.09)           (0.14)           (0.21)           (1.07)           (1.58)

See Note 18, which discusses fourth quarter adjustments.

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

Larry Crawford, age 54, has been Chief Financial Officer since April 23, 2001. Mr. Crawford served as Chief Financial Officer of Arzee Holdings, Inc. from 1996 to 2001 and as Vice President of Finance and Chief Financial Officer of Talon, Inc., a subsidiary of Coats Viyella plc from 1987 to 1996. Mr. Crawford is a certified public accountant and received his B.A. from Pennsylvania State University and his M.B.A. from the Lubin School of Business of Pace University.

James A. Reiman, age 48, has served as GMAI's Executive Vice President, Strategic Development/Investor Relations since May 2000. Mr. Reiman was appointed as Executive Vice President of e-Commerce Business Development of GMAI in April 1999. Prior thereto, Mr. Reiman founded and operating TOB Consulting, a firm providing direct marketing and eCommerce consulting services. Since 1980, Mr. Reiman also has been engaged in the practice of law, both independently and with private law firms, including the firm of Barnes & Thurnberg, where he headed the Direct Marketing practice group.

Scott S. Rosenblum, age 54, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991) in the law firm of Kramer Levin Naftalis & Frankel LLP, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

Anthony L. Bongiovanni, Jr., age 43, is President of Micro Strategies, Incorporated, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

Albertino de Figueiredo, age 72, was appointed as a director of the Company on September 10, 1997. In 1980, Mr. De Figueiredo founded AFINSA, S.A, a company engaged in the business of Philatelics and numismatics, and is currently Chairman of the Board of AFINSA, S.A. and its subsidiaries. Mr. De Figueiredo is also Vice-Chairman of the Board of Directors of FINARTE ESPANA, an art auction house, and a member of the Executive Board of ASCAT, the International Association of the Stamp Catalog and Philatelic Publishers.

Greg Roberts, age 40, a director since February, 2000, has been the President of Spectrum Numismatics since the early 1990s, following 9 years with Hannes Tulving in Newport Beach, CA. He has spent the last 24 years honing his skills to such an extent that he was able to successfully purchase such rare coins as the King of Siam proof set, the 1861 Pacquet Liberty Gold Coins-$1MM, and the Eliasberg-Stickney 1804 Silver Dollar-$1.8MM. He is also a lifetime member of the Professional Numismatics Guild.

James M. Davin, age 56, a director since February, 2000, has since 1993 been President of Davin Capital Corporation, a private investment company and Davin Capital, L.P., a private investment partnership. Mr. Davin is also a trustee and a member of the Finance Committee of Blair Academy, an independent school in Blairstown, New Jersey and a former member of the Advisory Board of the Georgetown University School of Business, from which he graduated in 1967. Mr. Davin's investment career started in 1969 at First Boston, from which he departed in 1988 as Managing Director to join Drexel Burnham Lambert Group, Inc. in 1990. Mr. Davin left Drexel as Executive Vice President, Senior Trading Official, a position mandated by the SEC under the company's agreement with the US District Attorney's office, after which he joined Lehman Brothers. Mr. Davin departed Lehman Brothers in 1993 as Managing Director to serve as Vice Chairman of Craig Drill Capital, a private investment fund in New York. Mr. Davin has been an active member of the National Association of Securities Dealers, for which he was Chairman and Vice President of Governors in 1987 as well as a board member from 1985 until 1988.

Mark B. Segall, age 41, a director since December 1999, was a partner at Kramer Levin Naftalis & Frankel, a New York law firm, from 1995 through 1999. Mr. Segall is currently President and Chief Executive Officer of Investec, Inc., the U.S. Investment Banking arm of The Investec Group. Mr. Segall serves on Board of Directors of Investec, Inc., Investec Ernst & Company, and Investec USA Holdings. He also serves on the Board of Directors of Siliconix incorporated, Integrated Asset Management, and Trident Rowan Group, Inc.

Esteban Perez, age 60, has been a director of GMAI since January 2001. Mr. Perez was Chairman of Tubacex S.A., a listed company in the Spanish Stock Exchange, from which he departed in 1993, and now is Chairman of Auctentia, S.A. Mr. Perez is also Director of the Board of Finarte Espana, an art auction house in Madrid, and also Director of Brohan-Design, an art and design service company in New York. Mr. Perez represents Afinsa S.A. in the Board of Trustees of the Guggenheim Bilbao Museum. Mr. Perez is graduated in Economics and Laws by the Deusto University.

The Company's directors are elected at the annual meeting of stockholders. The Certificate of Incorporation provides that the members of the Board of Directors be divided into three classes, as nearly equal in size as possible, with the term of office of one class expiring each year. Accordingly, only those directors of a single class can be changed in any one-year and it would take elections in three consecutive years to change the entire Board. Messrs. Segall and Cohen have been elected, and Mr. Roberts has been appointed, to serve until the 2002 annual meeting of stockholders. Messrs. Bongiovanni and Rosenblum have been elected, and Mr. Esteban Perez has been appointed, to serve until the 2003 annual meeting of stockholders. Messrs. Davin, De Figueiredo and Manning have been elected to serve until the 2004 annual meeting of stockholders. The Certificate of Incorporation also provides that directors may be removed only for cause and that any such removal must be approved by the affirmative vote of at least a majority of the outstanding shares of capital stock of the Company entitled to vote generally in the election of directors. While the Company believes that the foregoing provisions are in the best interests of the Company and its stockholders, such requirements may have the effect of protecting management against outside interests and in retaining its position.

To the best of the Company's knowledge, based solely on a review of the applicable filings, none of the directors and executive officers of the Company is delinquent in filing the forms required by Section 16(a) of the Exchange Act.

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

The members of the current Advisory Committee and their principal occupations are as follows:

Sir Ronald Brierley, age 65, is Founder/President of Brierley Investments, Limited, a publicly held New Zealand investment company. Sir Ronald is also Chairman of GPG P/C, an investment company based in London, England. Sir Ronald serves on the boards of Advance Bank, Australia, Ltd., Adriadne Australia Ltd., Australia Oil & Gas Corporation, Ltd., and the Australian Gaslight Company, and he is also a trustee of Sydney Cricket and Sports Ground Trust. Sir Ronald has had a life-long interest in stamps, beginning as a schoolboy, when he formed Kiwi Stamp Company and acquired a dealer's certificate from the New Zealand Stamp Dealers Federation. Sir Ronald has been selling and collecting stamps since that time.

Robert G. Driscoll, age 71, has been Chief Executive Officer (since 1981) of Barrett & Worthen, Inc. and the Brookman Stamp Company of Bedford, New Hampshire, both of which are engaged in the business of buying and selling stamps. Mr. Driscoll served as Vice President of H.E. Harris Company, a subsidiary of General Mills from 1978 to 1981, after having founded R&R Stamp Company in 1958 and serving as its President until it was sold in 1978 to General Mills. Mr. Driscoll is a past President of the American Stamp Dealers Association (from 1977 to 1978) and is a lifetime member of the American First Day Cover Society. He has been a member of the American Philatelic Society for over 45 years.

Herbert LaTuchie, age 84, was Chairman of the Board and Chief Executive Officer (from 1954 to 1986) of Modern Builders Supply Company, Inc. and Modern Manufacturing, Inc., the latter of which is one of the ten leading distributors of building products in the

United States. Mr. LaTuchie has been a life-long collector of rare stamps, and he also collects sheet music and other paper collectibles.

Joseph Levy, Jr., age 77, is president of Levy Venture Management, Inc., a real estate development company specializing in automotive retailing real estate. Prior to forming Levy Venture Management, Mr. Levy was President of Walton Chrysler-Plymouth (from 1953 to 1960), the world's largest Chrysler dealership during his tenure as president of the company, and Carol Buick (from 1961 to 1984), the world's largest Buick dealership during his tenure as president. Mr. Levy currently serves on the board of directors of CDW Computer Centers, Inc. (NASDAQ: CDWC), and has served as a director of several banks, including NBD Evanston. He currently sits on the boards of directors/trustees of the following charitable and not for profit corporations: the Chicago Historical Society, Culver Educational Foundation, Evanston Hospital, and the Levy Senior Centers. Mr. Levy is a collector of stamps, coins, watches and other collectibles.

Hector D. Wiltshire, age 61, is President and CEO of Wiltshire Technologies, Inc., a high technology venture capital and consulting group, and is an experienced collector of rare stamps. Mr. Wiltshire is a member of the Association of Certified and Corporate Accountants (A.C.C.A) and the British Computer Society (M.B.C.S.). Mr. Wiltshire holds degrees in Executive Business Administration and marketing.

Item 11. EXECUTIVE COMPENSATION
Information regarding Executive Compensation will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2002 and is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information regarding Security Ownership of Certain Beneficial Owners and Management will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2002 and is incorporated by reference.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS Information regarding Certain Relationships and Transactions will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2002 and is incorporated by reference.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 Exhibit No.      Description
-------------     -------------------------------------------------------------

      (a)   (1)   All Financial Statements of the Company for the years ended
                  June 30, 2002, 2001 and 2000 are filed herewith. See Item 8 of this Report for a list of such financial statements.

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

            (3)   Exhibits -- See response to paragraph (c) below.

      (b)   Reports on Form 8-K


            (1) Report on Form 8-K filed on June 18, 2002, relating to the letter of intent between the Company and Afinsa Bienes Tangibles, S.A.

      (c)   Exhibits

      3.1 Restated Certificate of Incorporation of Registrant, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Form SB-2, Registration Number 33-55792-NY, dated May 14, 1993 (the "1993 Form SB-2"); as amended by the Certificate of Amendment filed with the Secretary of State of New York on March 3, 2000.

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

      10.4 Third Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 1999. Incorporated by reference to
            Exhibit 10.4 to Form 10-K of the Company for the period ended June 30, 2001.

      10.5 Fourth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2000. Incorporated by reference to
            Exhibit 10.5 to Form 10-K of the Company for the period ended June 30, 2001.

      10.6 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.

      10.7 Amendment to Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. *

      10.8 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997, to the Proxy Statement of the Company dated January 14, 2000 and to the Proxy Statement of the Company dated October 26, 2001.

      10.9 Merger Agreement dated December 8, 1999, between the Company, Spectrum Acquisition, Inc., Spectrum Numismatics International, Inc., Warren Trepp, as trustee, Gregory Roberts, Sharon Roberts and Elaine Dinges. Incorporated by reference to Annex B of the Proxy Statement of the Company dated January 14, 2000.

      10.10 Amended and Restated Secured Business Loan Agreement dated as of February 18, 2000 between Bank of America, NA and Spectrum Numismatics International, Inc.

      10.11 Continuing Guaranty dated February 18, 2000 between Bank of America, NA and Greg Manning.

      10.12 Pledge Agreement dated February 18, 2000 between Bank of America, NA and Greg Manning

      10.13 Agreement, dated October 25, 2001 between Afinsa Bienes Tangibles , S.A. and Greg Manning Auctions, Inc. *

      23.1   Consent of Independent Accountants. *


      * Filed herewith
 ******************************************************************************

                                   SIGNATURES


Dated:   September 25, 2002


                                     /s/ Greg Manning
                                     -----------------------------------
                                     Greg Manning
                                     Chairman of the Board
                                     Chief Executive Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Dated:   September 25, 2002

                                     /s/ Greg Manning
                                     -----------------------------------
                                     Greg Manning
                                     Chairman of the Board
                                     Chief Executive Officer and Director
                                     (Principal Executive Officer)


                                     /s/ Larry Crawford
                                     ------------------------------------
                                     Larry Crawford
                                     Executive Vice President and Chief
                                     Financial Officer
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)


                                     /s/ Anthony Bongiovanni
                                     ------------------------------------
                                     Anthony Bongiovanni
                                     Director

                                     /s/ Scott Rosenblum
                                     ------------------------------------
                                     Scott Rosenblum
                                     Director


                                     /s/ Greg Roberts
                                     ------------------------------------
                                     Greg Roberts
                                     Director


                                     /s/ James Davin
                                     ------------------------------------
                                     James Davin
                                     Director


                                     _____________________________________
                                     Mark Segall
                                     Director

                                     _____________________________________
                                     Albertino de Figueiredo
                                     Director


                                     /s/ Esteban Perez
                                     -------------------------------------
                                     Esteban Perez
                                     Director

                           GREG MANNING AUCTIONS, INC.
                 SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Greg Manning, certify that:

     1. I have reviewed this annual report on Form 10-K of Greg Manning Auctions, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Dated:    September 25, 2002

                                    /s/ Greg Manning
                                    ---------------------------------
                                    Greg Manning, President and Chief
                                    Executive Officer

I, Larry Crawford, certify that:

     1. I have reviewed this annual report on Form 10-K of Greg Manning Auctions, Inc.

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Dated:    September 25, 2002

                                    /s/ Larry Crawford
                                    ---------------------------------
                                    Larry Crawford, Executive Vice
                                    President and Chief Financial Officer

                           GREG MANNING AUCTIONS, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this annual report on Form 10-K of Greg Manning Auctions, Inc. for the period ended June 30, 2002, I, Greg Manning, Chairman and Chief Executive Officer of Greg Manning Auctions, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-K for the period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-K for the period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Greg Manning Auctions, Inc.



Dated:    September 25, 2002

                                    /s/ Greg Manning
                                    --------------------------------
                                    Greg Manning, President and Chief
                                    Executive Officer



In connection with this annual report on Form 10-K of Greg Manning Auctions, Inc. for the period ended June 30, 2002, I, Larry Crawford, Executive Vice President and Chief Financial Officer of Greg Manning Auctions, Inc, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Form 10-K for the period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Form 10-K for the period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Greg Manning Auctions, Inc.


Dated:    September 25, 2002

                                    /s/ Larry Crawford
                                    ----------------------------------
                                    Larry Crawford, Executive Vice
                                    President and Chief Financial Officer

                        Report of Independent Accountants





To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the consolidated financial statements of Greg Manning Auctions, Inc., and subsidiaries as of June 30, 2002, 2001 and 2000, and for each of the three years in the period ended June 30, 2002 and have issued our report thereon dated September 16, 2002; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Greg Manning Auctions, Inc. and subsidiaries listed in Item 14(a) 2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Amper, Politziner & Mattia P.C.

September 16, 2002
Edison, New Jersey


                                                                     SCHEDULE II


                          Greg Manning Auctions, Inc.
                        Valuation and Qualifing Accounts
                                 (in thousands)

                                                        Balance at                                          Balance at
                                                        Beginning of                                         End of
                                                           Year            Additions         Write-offs       Year
                                                        ------------       ---------         ----------     ----------

Allowance for sales returns and
doubtful accounts Years Ended June 30,
                                                2000      $     162       $      664        $     --       $      826
                                                2001            826               19              --              845
                                                2002            845              353               121          1,077

Valuation allowance for deferred tax
asset Years Ended June 30,
                                                2000            216              359              --              575
                                                2001            575            4,926              --            5,501
                                                2002          5,501            7,201              --           12,702

Realizable value allowance for
inventory Years Ended June 30,
                                                2000            364              150              --              514
                                                2001            514            2,388              --            2,902
                                                2002          2,902            1,401             1,871          2,432

                                  EXHIBIT INDEX

 Exhibit No.                  Description
--------------------------------------------------------------------------------
      3.1 Restated Certificate of Incorporation of Registrant, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Form SB-2, Registration Number 33-55792-NY, dated May 14, 1993 (the "1993 Form SB-2"); as amended by the Certificate of Amendment filed with the Secretary of State of New York on March 3, 2000.

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

      10.4 Third Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 1999. Incorporated by reference to
            Exhibit 10.4 to Form 10-K of the Company for the period ended June 30, 2001.

      10.5 Fourth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2000. Incorporated by reference to
            Exhibit 10.5 to Form 10-K of the Company for the period ended June 30, 2001.

      10.6 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.

      10.7 Amendment to Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. *

      10.8 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997, to the Proxy Statement of the Company dated January 14, 2000 and to the Proxy Statement of the Company dated October 26, 2001.

      10.9 Merger Agreement dated December 8, 1999, between the Company, Spectrum Acquisition, Inc., Spectrum Numismatics
            International, Inc., Warren Trepp, as trustee, Gregory Roberts, Sharon Roberts and Elaine Dinges. Incorporated by reference to Annex B of the Proxy Statement of the Company dated January 14, 2000.

      10.10 Amended and Restated Secured Business Loan Agreement dated as of February 18, 2000 between Bank of America, NA and Spectrum Numismatics International, Inc.

      10.11 Continuing Guaranty dated February 18, 2000 between Bank of America, NA and Greg Manning.

      10.12 Pledge Agreement dated February 18, 2000 between Bank of America, NA and Greg Manning

      10.13 Agreement, dated October 25, 2001 between Afinsa Bienes Tangibles , S.A. and Greg Manning Auctions, Inc. *

      23.1  Consent of Independent Accountants. *


      * Filed herewith
*******************************************************************************

EXHIBIT 21

SUBSIDIARIES OF GREG MANNING AUCTIONS, INC.

The subsidiaries of Greg Manning Auctions, Inc., which are wholly owned except where indicated, are as follows:


Name                                              Jurisdiction of Incorporation
----                                              -----------------------------
Spectrum Numismatics International, Inc.          California
Teletrade, Inc.                                   Delaware
Ivy & Mader Philatelic Auctions, Inc.             Texas
Greg Manning Direct, Inc.                         Delaware
Greg Manning Galleries, Inc.                      New York
Kensington Associates, LLC                        California