Form 10-K/A
period 2002-06-30
GREG MANNING AUCTIONS INC
filed 2002-10-25
CIK 895516

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   AMENDMENT NO. 1 TO FORM 10-K ON FORM 10-K/A
                |X|Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
              For the fiscal year ended June 30, 2002 |_|Transition
                  Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                 for the transition period from ______ to _____

                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
             (Exact name of registrant as specified in its charter)


                Delaware                                        22-2365834
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

             775 Passaic Avenue                                     07006
         West Caldwell, New Jersey                                (Zip Code)
  (Address of principal executive office)


       Registrant's telephone number, including area code: (973) 882-0004

  Securities of the Registrant registered pursuant to Section 12(b) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

                             NASDAQ National Market
                     (Name of Exchange on Which Registered)

Securities of the  Registrant  registered  pursuant to Section 12(g) of the Act:
None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---
        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       The aggregate market value of the Common Stock held by non-affiliates of the registrant as of September 24, 2002 (based on closing sale price of $1.50 per share as reported on NASDAQ), was $7,729,095. For purposes of this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by Afinsa Bienes Tangibles, S.A. and all directors and executive officers of the registrant; such exclusion shall not be deemed an admission that any such person is an "Affiliate" of the registrant.

       As of September 25, 2002, the registrant had 12,703,304 shares of its Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 2002, are incorporated by reference into Part III.

================================================================================

                                    PART III

        Pursuant to General Instruction G(3) to Form 10-K, the following Item 12(d) is hereby incorporated by reference into the Form 10-K filed by Greg Manning Auctions, Inc. on September 26, 2002.

Item 12(d).    Equity Compensation Plan Information

         The following table provides information as of June 30, 2002 with respect to the shares of the Company's common stock that may be issued under the Company's existing equity compensation plans.


------------------------ ------------------------ ------------------------ -----------------------
                                   (a)                      (b)                     (c)
                                                                            Number of securities
                                                                            remaining available
                                                                            for future issuance
                          Number of securities                                  under equity
                            to be issued upon        Weighted-average        compensation plans
                               exercise of           exercise price of     (excluding securities
                          outstanding options,     outstanding options,     reflected in column
Plan category              warrants and rights      warrants and rights             (a))
------------------------ ------------------------ ------------------------ -----------------------
Equity compensation             2,052,000                  $6.12                  984,250
plans approved by
security holders (1)(2)
------------------------ ------------------------ ------------------------ -----------------------
Equity compensation
plans not approved by
security holders                   -                         -                       -
------------------------ ------------------------ ------------------------ -----------------------

 Total                          2,052,000                  $6.12                  984,250

------------------------ ------------------------ ------------------------ -----------------------

(1) Consists of the 1993 Stock Option Plan, as amended and the 1997 Stock Incentive Plan, as amended.

(2) The Board of Directors of GMAI approved an amendment to its 1997 Stock Incentive Plan, as amended, to increase from 2,250,000 to 3,500,000 the total number of shares that GMAI may issue under its 1993 Stock Option Plan and its 1997 Stock Incentive Plan. This amendment is subject to shareholder ratification and is included in the company's most recent proxy statement, dated October 25, 2002. See the Company's filing on Form 14A, as filed with the Securities and Exchange Commission on October 25, 2002.

                                     PART IV


Item 14(c).    Exhibits

         None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GREG MANNING AUCTIONS, INC.

                                           By: /s/  Greg Manning
                                              -------------------------------
                                              Greg Manning
                                              Chairman of the Board, Chief
                                              Executive Officer and President
                                              (Principal Executive Officer)

                                           Date:  October 25, 2002

                           GREG MANNING AUCTIONS, INC.
                 SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Greg Manning, certify that:

     1. I have reviewed this Amendment No.1 to Form 10-K of Greg Manning Auctions, Inc.;

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


Dated:  October 25, 2002

                                         /s/ Greg Manning
                                         -----------------------------
                                         Greg Manning, President and
                                         Chief Executive Officer


I, Larry Crawford, certify that:

     1. I have reviewed this Amendment No.1 to Form 10-K of Greg Manning Auctions, Inc.

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


Dated:  October 25, 2002

                                   /s/ Larry Crawford
                                   ----------------------------------------
                                   Larry Crawford, Executive Vice President
                                   and Chief Financial Officer

                           GREG MANNING AUCTIONS, INC.
                  SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

     In connection with this Amendment No.1 to Form 10-K of Greg Manning Auctions, Inc. for the period ended June 30, 2002, I, Greg Manning, Chairman and Chief Executive Officer of Greg Manning Auctions, Inc., hereby certify pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Amendment No.1 to Form 10-K for the period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Amendment No.1 to Form 10-K for the period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Greg Manning Auctions, Inc.


Dated:  October 25, 2002

                                        /s/ Greg Manning
                                        -------------------------------
                                        Greg Manning, President and Chief
                                        Executive Officer


     In connection with this Amendment No.1 to Form 10-K of Greg Manning Auctions, Inc. for the period ended June 30, 2002, I, Larry Crawford, Executive Vice President and Chief Financial Officer of Greg Manning Auctions, Inc, hereby certify pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     1. this Amendment No.1 to Form 10-K for the period ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in this Amendment No.1 to Form 10-K for the period ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of Greg Manning Auctions, Inc.

Dated:  October 25, 2002

                                   /s/ Larry Crawford
                                   ---------------------------------------
                                   Larry Crawford, Executive Vice President
                                   and Chief Financial Officer