Form 10-Q
period 2002-09-30
GREG MANNING AUCTIONS INC
filed 2002-11-07
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
             (Exact name of Registrant as specified in its Charter)


          Delaware                                              22-2365834
 -----------------------------                               -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


        775 Passaic Avenue
       West Caldwell, New Jersey                                   07006
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code: (973) 882-0004
                                                     -------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   X        No _____
   ------

As of November 6, 2002, Issuer had 12,703,304 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------
PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 2002 and September 30, 2002                                 3

        Condensed Consolidated Statements of Operations for the
        three months ended September 30, 2001 and 2002                       4

        Condensed Consolidated Statements of Stockholders' Equity for the
        three months ended September 30, 2002                                5

        Condensed Consolidated Statements of Cash Flows for the
        three months ended September 30, 2001 and 2002                       6

        Condensed Consolidated Statement of Comprehensive Income for the
        three months ended September 30, 2001 and 2002                       7

        Notes to Condensed Consolidated Financial Statements                 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           17

Item 3. Quantitative and Qualitative Disclosures About Market Risk          23


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                   24

Item 2. Changes in Securities                                               24

Item 3. Defaults Upon Senior Securities                                     24

Item 4. Submission of Matters to a Vote of Security Holders                 24

Item 5. Other Information                                                   24

Item 6. Exhibits and Reports on Form 8-K                                    24

Signatures                                                                  25

PART I. FINANCIAL INFORMATION

                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)

                                                         June 30,  September 30,
                                                           2002        2002
                                                        ---------  -----------
               Assets                                    (Audited)  (Unaudited)
              -------

 Current Assets

   Cash and Cash Equivalents                             $  2,169     $  1,962

   Accounts Receivable, net
        Auctions and Trade Receivable                       6,979        8,330
        Advances to Consignors                              1,164        1,343
   Inventory                                               11,425       11,958
   Deferred Tax Asset                                        --           --
   Prepaid Expenses                                           380          578
                                                         --------     --------

        Total Current Assets                               22,117       24,171

Property and Equipment, Net                                   948          889
Goodwill, Net                                               1,516        1,516
Other Purchased Intangibles, Net                            1,065        1,050
Marketable Securities                                          76           60
Other Non-Current Assets
   Deferred Tax Asset                                        --           --
   Loans Receivable - Related Party                           525
   Inventory                                                1,400        1,400
   Other                                                      226          234
                                                         --------     --------
        Total Assets                                     $ 27,348     $ 29,845
                                                         ========     ========

            Liabilities and Stockholders' Equity

Current Liabilities

   Demand Notes Payable                                  $  1,400     $  2,000

   Notes Payable and Capital Leases                         5,657        5,733
   Payable to Third Party Consignors                        2,945        2,307
   Accounts Payable                                         4,062        7,144
   Accrued Expenses                                         1,512        1,261
                                                         --------     --------
        Total Current Liabilities                          15,576       18,445
   Notes Payable - Long Term                                  116           99
                                                         --------     --------
        Total Liabilities                                  15,692       18,544

Stockholders' Equity

Preferred Stock, $.01 par value. Authorized
   10,000 shares; none issued
Common Stock, $.01 par value
   Authorized: 40,000 shares
   Issued: June 30, 2002-13,072 shares                        130          130
   Issued: September 30, 2002-13,072 shares
Additional paid in capital                                 45,842       45,842
Accumulated other comprehensive income:
   Unrealized loss on marketable securities
        net of tax                                           (309)        (325)
Accumulated Deficit                                       (31,459)     (31,798)
Treasury stock, at cost:
   368 shares at June 30 and September 30,
   2002, respectively                                      (2,548)      (2,548)
                                                         --------     --------
        Total Stockholders' Equity                         11,656       11,301
                                                         --------     --------
        Total Liabilities and Stockholders' Equity       $ 27,348     $ 29,845
                                                         ========     ========

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                    For the Three Months Ended September 30,
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                         2001            2002
                                                       --------        --------

 Operating Revenues
     Sales of merchandise                              $ 17,891        $ 24,375
     Commissions earned                                     789           1,040
                                                       --------        --------
        Total Revenues                                   18,680          25,415

Cost of merchandise sold                                 16,501          22,797
                                                       --------        --------
        Gross profit                                      2,179           2,618

Operating Expenses
     General and Administrative                           1,141           1,215
     Salaries and Wages                                   1,145           1,106
     Depreciation and Amortization                          362             125

     Marketing                                              353             348
                                                       --------        --------
     Total Operating Expenses                             3,001           2,794
                                                       --------        --------
        Operating Loss                                     (822)           (176)
                                                       --------        --------

Other Income (expense)
Interest Income                                              93              49
Interest Expense                                           (196)           (212)
                                                       --------        --------
     Loss before income taxes                              (925)           (339)
Provision for income taxes                                 --              --
                                                       --------        --------
Net Loss                                               $   (925)       $   (339)
                                                       ========        ========

Basic Loss per Share
     Weighted average shares
       outstanding                                       12,319          12,703
                                                       ========        ========
     Basic loss per share                              $  (0.08)       $  (0.03)
                                                       ========        ========

Diluted Loss per Share
     Weighted average shares
       outstanding                                       12,319          12,703
                                                       ========        ========
     Diluted Loss per Share                            $  (0.08)       $  (0.03)
                                                       ========        ========

      See accompanying notes to condensed consolidated financial statements



                                            GREG MANNING AUCTIONS, INC.
                              Condensed Consolidated Statement of Stockholders' Equity
                                        July 1, 2002 to September 30, 2002
                                              (amounts in thousands)
                                                   (Unaudited)

                                                                               Unrealized
                                                                   Additional   Gain(Loss)                              Total
                                         Common Stock                Paid-In   on Marketable  Accumulated  Treasury  Stockholders'
                                            Shares       $           Capital    Securities      Deficit      Stock      Equity
                                         ------------ --------    ----------- -------------- ------------  --------  ------------

Balance, June 30, 2002                     13,072     $    130       45,842    $   (309)       $(31,459)   $ (2,548)   $ 11,656

 Common shares issued relating to
     acquisition of GMD, net of
     expenses


 Unrealized loss from
     Marketable securities                                                          (16)                                    (16)


 Common shares sold
     for cash


 Net Loss, September 30,2002                                                                       (339)                   (339)
                                         --------     --------     --------    --------        --------     --------   --------
 Balance, September 30,2002                13,072     $    130     $ 45,842    $   (325)       $(31,798)    $ (2,548)  $ 11,301
                                         ========     ========     ========    ========        ========     ========   ========

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended September 30,
                             (amounts in thousands)
                                   (Unaudited)

                                                             2001         2002
                                                           ---------    --------

 Cash flows from operating activities:
    Net Loss                                               $  (925)     $  (339)
    Adjustments to reconcile net loss
      to net cash from operating activities:
       Depreciation and amortization                           362          100
       Provision for bad debts                                   3           17
       Common Stock issued for services                         95         --
       (Increase) decrease in assets:
         Auctions receivable                                   924       (1,368)
         Advances to consignors                                137         (179)
         Other                                                 250         --
         Inventory                                           3,253         (533)
         Prepaid expenses and deposits                          (9)        (198)
         Other assets                                          (51)          (6)
       Increase (decrease) in liabilities:
         Payable to third-party consignors                  (1,393)        (639)
         Accounts payable                                     (362)       3,082
         Accrued expenses and other liabilities               (129)        (253)
         Advance from Related Party                            (90)        --
                                                           -------      -------
                                                             2,065         (316)

Cash flows from investing activities
    Capital expenditures for property and
      equipment                                                (49)         (25)
    Loans Receivable - Related Party                                       (525)
                                                           -------      -------
                                                               (49)        (550)
Cash flows from financing activities:
    Net proceeds from (repayment of)
      demand notes payable                                  (4,150)         600
    Net proceeds from (repayment of )
      loans payable                                             (6)          59
    Proceeds from sale of Common Shares                      1,400         --
                                                           -------      -------
                                                            (2,756)         659

Net change in cash and cash equivalents                       (740)        (207)
Cash and cash equivalents:
    Beginning of period                                      2,158        2,169
                                                           -------      -------
    End of period                                          $ 1,418      $ 1,962
                                                           =======      =======

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
               Condensed Consolidated Statements of Comprehensive
                                  Income (Loss)
                    For the Three Months Ended September 30,
                             (amounts in thousands)
                                   (Unaudited)


                                            2001        2002
                                          --------     -------
Net Loss                                  $   (925)    $  (339)

Other Comprehensive Income (Loss)
    Unrealized loss on securities,             (86)        (16)
      net of tax                          --------     -------
                                          $ (1,011)    $  (355)
                                          ========     =======

     See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands except per share amounts or as noted)

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

      The accompanying condensed consolidated balance sheets as of June 30, 2002 and September 30, 2002 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three month periods ended September 30, 2001 and 2002 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Investment in equity-method investee is accounted for the equity method of accounting since the Company owns more than 20% of the entity, but less than majority owned and not otherwise controlled by the Company.

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

      As of June 30 and September 30, 2002, the allowance for doubtful accounts included in auction receivables was approximately $1,077 and $1,065, respectively.

Intangible Assets

      Goodwill

       Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with SFAS Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Upon adoption, the Company re-evaluated the future estimated useful lives of its intangible assets that have an indefinite life.

       SFAS 142 is effective for the Company for fiscal 2003. Accordingly, the Company no longer amortizes its goodwill and is required to complete a two-step test for impairment annually. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any.

       The Company evaluates the recoverability of goodwill and intangible assets using undiscounted cash flows which determines if the carrying value of goodwill and other intangibles are impaired. The amount of impairment is measured based on discounted future cash flows using the Company's average cost of funds. For the period ended September 30, 2002, the Company performed this analysis with assistance from an independent valuation expert. The tests the Company performed compared the expected future discounted cash flows for a five-year period, to the carrying amount of the long-lived assets resulting from purchase business combinations. In performing these analyses, the Company uses the best information available in the circumstances including reasonable and supportable assumptions and projections. Based on a review of the analyses prepared by an independent valuation expert and its own reviews, management has concluded that the fair value exceeded the carrying value as of September 30, 2002 and therefore no impairment existed at that date. Because the Company satisfied the requirements of the first step of the impairment test, the second step of the impairment is not necessary. In the future, the Company will be required to complete the impairment test annually. Total accumulated amortization at June 30, and September 30, 2002 was approximately $6,936.

The following table presents the transitional disclosures required by SFAS 142:

     (Dollars in thousands, except per share data)

                                                       September 30,
                                                    2002           2001
-------------------------------------------------------------------------

Reported net income (loss)                        $  (339)       $  (925)
Add back: Amortization of goodwill                   --              131
                                                  -------        -------
Adjusted net income (loss)                        $  (339)       $  (794)
                                                  =======        =======

BASIC EARNINGS(LOSS) PER COMMON SHARE:
Reported net income (loss)                        $ (0.03)       $ (0.08)
Add back: Amortization of goodwill                   --             0.01
                                                  -------        -------
Adjusted net income (loss)                        $ (0.03)       $ (0.07)
                                                  =======        =======

DILUTED EARNINGS(LOSS) PER COMMON SHARE:
Reported net income (loss)                        $ (0.03)       $ (0.08)
Add back: Amortization of goodwill                   --             0.01
                                                  -------        -------
Adjusted net income (loss)                        $ (0.03)       $ (0.07)


      Other Purchased Intangibles

At September 30, 2002 and 2001, acquired intangible assets were comprised of the following (in thousands):

2002             Estimated
                Useful Lives       Gross Carrying      Accumulated      Net Book
                  (Years)              Amount          Amortization      Value
-------------------------------------------------------------------------------

Trademarks              16            $ 3,000           $(2,030)       $   970
Customer Lists                          1,105            (1,025)            80
----------------------------          -------           -------        -------
                                      $ 4,105           $(3,055)       $ 1,050
                                      =======           =======        =======


2002             Estimated
                Useful Lives       Gross Carrying      Accumulated     Net Book
                  (Years)              Amount          Amortization     Value
-------------------------------------------------------------------------------

Trademarks              20            $ 3,000           $  (437)       $ 2,563
Customer Lists                          1,105              (730)           375
----------------------------          -------           -------        -------
                                      $ 4,105           $(1,167)       $ 2,938
                                      =======           =======        =======

All of the Company's intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $15 and $84 for the periods ended September 30, 2002, and 2001, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Twelve Month Period Ended
September 30,                 Amount
-------------------------------------------------

2003                          $    62
2004                               62
2005                               62
2006                               62
2007                               62
Thereafter                        740
                              -------
Total                         $ 1,050
                              =======

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

      Marketable securities available for sale as of June 30, and September 30, 2002 is as follows:

                                                           Market    Unrealized
                                              Cost         Value     Gain (Loss)
                                              ----         -----     -----------

June 30, 2002                Common Stock     $ 385        $   76      $ (309)
                                              =====        ======      ======

September 30, 2002           Common Stock     $ 385        $   60      $ (325)
                                              =====        ======      ======


Earnings (loss) per common and common equivalent share

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the three months ended September 30, 2001 and 2002.

Comprehensive Income

      Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheet consist of the net unrealized gains (losses) on securities, net of tax.

New Accounting Pronouncements

      Effective July 1,2002, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This statement is effective for the Company on July 1, 2002 (see intangible assets discussion above).

      Effective July 1,2002, the Company adopted the SFAS issued No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a significant impact on its financial statements.

      Effective July 1,2002, the Company adopted SFAS No. 144, "Accounting for the Impairment Or Disposal of Long Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact from the adoption of this statement.

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

(3) Inventories

      Inventories as of June 30, 2002 consisted of the following:

                                  Current   Non-current    Total
                                 --------   -----------   -------

  Stamps                         $   692     $   100      $   792
  Sports Collectibles              1,208         500        1,708
  Coins                            9,438         350        9,788
  Art                                 50         250          300
  Other                               37         200          237
                                 -------     -------      -------
                                 $11,425     $ 1,400      $12,825
                                 =======     =======      =======


Inventories as of September 30, 2002 consisted of the following:

                                  Current   Non-current    Total
                                 --------   -----------   -------

  Stamps                         $   459     $   100      $   559
  Sports Collectibles                965         500        1,465
  Coins                           10,465         350       10,815
  Art                                 45         250          295
  Other                               24         200          224
                                 -------     -------      -------
                                 $11,958     $ 1,400      $13,358
                                 =======     =======      =======


      The above inventory amounts reflect net realizable (LCM) allowances of approximately $2,432 and $2,305 at June 30 and September 30, 2002, respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

           Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.

(4) Related-party Transactions

      Certain directors of the Company provide legal, computer and consulting services to the Company. Such expenditures were approximately $90 and $129 for the three months ended September 30, 2001 and 2002, respectively.

      Included in Accounts Receivable at September 30 and June 30, 2002 is approximately $41 which is due from Collectibles Realty Management (CRM) and will be collected in the ordinary course of business.

      For the three months ended September 30, 2001 and 2002, purchases of approximately $1,874 and $2,782, respectively were made to a former stockholder of Spectrum, who is a current stockholder of the Company. Additionally consulting fees in the amount of $9 and $233 were paid to this party in the quarters ended September 30, 2001 and 2002 respectively.

      During the three months ended September 30, 2001 and 2002, the Company paid Mr. Manning approximately $28 and $0, respectively, of debt guarantee fees.

      On June 17, 2002, the Company entered into an employment agreement with Mr. Roberts, a director of the Company. In connection with the employment agreement, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600. The loan is required to be repaid on an annual basis in three equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Roberts' employment terminates for cause or without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of the date of termination. An aggregate of $525 has been disbursed under the loan agreement through the balance sheet date.

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

      The Company had entered into an employment agreement with Mr. Greg Manning, Chief Executive Officer of the Company, which expired June 2002. Mr. Manning is continuing to perform under the terms of his old contract and the parties expect a new agreement to be entered into by the completion of the second fiscal quarter.

(5) Debt

       The Company has a revolving credit agreement with Auctentia, S.A., a wholly owned subsidiary of Afinsa to provide the Company with a credit facility of up to $2,000. Borrowings under this facility bear interest at an annual rate of 8%. The agreement also provides that any borrowings not repaid in accordance with the terms of the agreement may be converted into GMAI stock at the discretion of Afinsa. The agreement expires in April 2003. At June 30 and September 30, 2002, borrowing under this facility totaled $1,400 and $2,000, respectively.

      Spectrum has a note payable collateralized by specific coin inventory with an interest rate of 9% with quarterly payments of $500 commencing April 2002 until the note is repaid in June 2003. Total borrowing under this note totaled $1,450 at June 30 and $1,000 at September 30, 2002.

      Additionally Spectrum obtained a secured loan from a privately held capital coin fund for $4,500, which is due December 31, 2003. This loan is collateralized by certain inventories and bears interest at a rate of 10% per annum. Total borrowing under this line of credit totaled $4,000 at June 30 and $4,500 at September 30, 2002.

                There is an advance from a consignor which was, upon settlement, converted to a demand loan bearing an interest rate of 8% per annum in the amount of $140 at June 30, 2002 and September 30,2002.

      The remaining notes payable consist of capital leases for the purchase of equipment and they carry interest rates ranging from 13% to 21%. Total borrowings under the leases totaled $183 and $192 at June 30, 2002 and September 30, 2002.

(6) Major Customers

      The Company had one major customer that accounted for approximately 18% of total revenue during the three months ended September 30, 2002 and 3% of accounts receivable at September 30, 2002. Such customer has certain supply and sales agreements with the Company. Major customers are considered to be those that accounted for more than 10% of sales.

(7) Stock Option Exchange Offer

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

(8) Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                                            Three Months Ended
                                               September 30,
                                              (in thousands)
                                              2001       2002
                                            -------     ------
 Interest paid                              $   331     $  212
 Income taxes paid                               16         -

 Summary of significant non-cash transactions:

 Issuance of shares
 related to the acquisition
 of GMD.                                         95     $   -

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below, and in the Company's Form 10-K, and in its Proxy Statement, filed with the Securities and Exchange Commission on October 25, 2002 in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainties.

Results of Operations (Amounts in thousands except as noted or per share information)

General

      The Company operates in one segment consisting of various collectibles, which are summarized in the accompanying table:


                                                          For the Three Months Ended
                                              ------------------------------------------------
                                                  September 30,                Percentages
                                              ------------------           ------------------
                                               2001          2002           2001          2002
                                              ------        ------        ------        ------
Aggregate Sales                               22,972        29,209           100%          100%
                                              ======        ======        ======        ======
       By Source:
             A. Auction                        5,082         4,834            22%           17%
             B. Sales of Inventory            17,890        24,375            78%           83%
                                              ------        ------        ------        ------
                                              22,972        29,209           100%          100%
                                              ======        ======        ======        ======
       By Market:
             Philatelics                       1,505         2,924             7%           10%
             Numismatics                      17,429        25,284            76%           87%
             Sports Collectibles                 980           899             4%            3%
             Diamond                            --            --               0%            0%
             Art                                   6            16             0%            0%
             Other Collectibles                3,052            86            13%            0%
                                              ------        ------        ------        ------
                                              22,972        29,209           100%          100%
                                              ======        ======        ======        ======

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

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended September 30, 2001 and 2002. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended September 30, 2002
Compared with the three months ended September 30, 2001

      The Company recorded an increase in net revenues of approximately $6,735 (36%) from approximately $18,680 for the three months ended September 30, 2001 to approximately $25,415 for the three months ended September 30, 2002.

      Sales of owned inventory increased during the current period by approximately $6,484 (36%) and also showed an increase in commissions earned of approximately $251 (32%), reflecting a increase in sales of consigned material. The majority of the increase in sales of owned inventory was the result of increased coin sales of $9,284 which included approximately $4,600 of sales to its major customer with the remaining increase reflecting a general increase in the market for collectible coins. This increase was offset by a decrease of sales of $2,507 reflecting the sale of the comic book and movie poster division in the quarter ended September 30, 2001.

      Gross profit increased approximately $439 (20%) from approximately $2,179 for the three months ended September 30, 2001 to approximately $2,618 for the three months ended September 30, 2002. Gross profit margins decreased from 12% to 10% for the three months ended September 30, 2001 and 2002, respectively.

      The Company's operating expenses decreased approximately $207 (7%) during the three months ended September 30, 2002 as compared to the same period in the prior year. Marketing expenses decreased approximately $5 (2%), depreciation and amortization decreased approximately $237 (65%), salaries and wages decreased approximately $39 (3%) and general and administrative expenses increased approximately $74 (6%). These decreases reflect the execution of the Company's strategic plan to complete changes to the infrastructure of the Company to react to current market conditions experienced by the Company.

      These decreased costs, in combination with revenue increases, had the effect of decreasing operating costs as a percentage of operating revenue from 16% during the three months ended September 30, 2001 to 11% for the same period ended September 30, 2002. As compared to aggregate sales, these costs decreased from 13.1% in September 2001 to 9.6% in 2002.

      Interest expense (net of interest income) for the three months ended September 30, 2002 increased approximately $60 from approximately $103 to approximately $163.

      The Company's effective tax rates for the three month periods ended September 30, 2001 and 2002 were approximately 0%, respectively. The rate is based on a full valuation allowance provided for all deferred tax attributes. This rate may change during the remainder of 2003 if operating results or acquisition related costs differ significantly from current projections.

      The Company's decrease in operating losses of approximately $646, coupled with a increase in interest expense net of interest income of approximately $60, resulted in a decrease in net losses before income taxes of approximately $586 for the current three month period, from approximately $925 to approximately $339 for the three months ended September 30, 2001 and 2002, respectively.

 Liquidity and Capital Resources

      At September 30, 2002, the Company's working capital position was approximately $5,726, compared to approximately $6,541 as of June 30, 2002.This net decrease of approximately $850 was primarily due to increases in auction receivable of approximately $1,316, inventory of approximately $533 and advances to consignors of approximately $179. These were offset by increases in demand notes payable of approximately $ 740 as additional funds were borrowed and by increases in amounts payable of $1,392 which was reflective of the increase in sales of coins.

      The Company experienced a decrease in cash flow from investing activities for the three months ended September 30, 2002 of approximately $550. This was primarily attributable to a loan to a related party of $525 and the acquisition of property and equipment and other purchased intangibles during the prior year.

      The Company experienced an increase in cash flow from financing activities for the three months ended September 30, 2002 of approximately $3,415. This was primarily attributable to the increase in demand notes payable of approximately $740 for the three months ended September 30, 2002 as compared to a repayment of demand notes payable of $4,150 and the proceeds from the sale of Common stock of $1,400 for the three months ended September 30,2001.

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

     o There can be no assurance that the proposed transactions with Afinsa Bienes Tangibles, S.A. and Auctentia, S.A., as previously disclosed, will be consummated, or if consummated, on the terms disclosed. If the transactions are not consummated, the Company will be required to obtain new sources of financing to replace its current credit facility, which expires shortly. If the Company fails to do so on a timely basis and upon satisfactory terms, the Company's operations and cash flow could be materially and adversely affected.

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

     o The development and success of Spectrum Numismatics, Inc's business has been and will continue to be dependent substantially upon its President, Greg Roberts. The unavailability of Mr. Roberts, for any reason, would have a material adverse effect upon the business; operations and prospects of the Company if a suitable replacement were not engaged.

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

     o    The Company may be adversely affected by the loss of a major customer.

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

Item 4. Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.

      Based upon the foregoing, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

            GREG MANNING AUCTIONS, INC.

Part II - OTHER INFORMATION




Item 1. Legal Proceedings

            None

Item 2. Changes in Securities

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information.

            None

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

            Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


            (b) Reports on Form 8-K

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.



Dated:  November 6, 2002
                                     /s/ Greg Manning
                                    -----------------------------------
                                    Greg Manning
                                    Chairman and Chief Executive Officer



                                     /s/ Larry Crawford
..                                   -----------------------------------
                                    Larry Crawford
                                    Chief Financial Officer

                           GREG MANNING AUCTIONS, INC.
                 SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Greg Manning, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greg Manning Auctions, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:   November 6, 2002

                                    /s/ Greg Manning
                                    --------------------------------
                                    Greg Manning, President and Chief
                                    Executive Officer

I, Larry Crawford, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Greg Manning Auctions, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          b) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:      November 6, 2002

                                    /s/ Larry Crawford
                                    -----------------------------------
                                    Larry Crawford, Executive Vice President
                                    and Chief Financial Officer