Form 10-Q
period 2002-12-31
GREG MANNING AUCTIONS INC
filed 2003-02-06
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002
                              ------------------

                                   OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
             (Exact name of Registrant as specified in its Charter)


          Delaware                                              22-2365834
  ----------------------------                                -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


       775 Passaic Avenue
    West Caldwell, New Jersey                                      07006
---------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004
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

As of January 22, 2003, Issuer had 12,703,304 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------

PART I.     FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets at
         June 30, 2002 and December 31, 2002                                  3

         Condensed Consolidated Statements of Operations for the
         three and six months ended December 31, 2001 and 2002                4

         Condensed Consolidated Statements of Stockholders' Equity for the
         six months ended December 31, 2002                                   5

         Condensed Consolidated Statements of Cash Flows for the
         six months ended December 31, 2001 and 2002                          6


         Condensed Consolidated Statement of Comprehensive Income (Loss)
         for the six months ended December 31, 2001 and 2002                  7


         Notes to Condensed Consolidated Financial Statements                 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                 17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          25


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings                                                   25

Item 2.  Changes in Securities                                               25

Item 3.  Defaults Upon Senior Securities                                     25

Item 4.  Submission of Matters to a Vote of Security Holders                 25

Item 5.  Other Information                                                   25

Item 6.  Exhibits and Reports on Form 8-K                                    25

Signatures                                                                   26

PART I. FINANCIAL INFORMATION


                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)

                                                                    June 30,         December 31,
                                                                      2002              2002
                                                                   -----------      ------------
                    Assets                                          (Audited)        (Unaudited)
                    ------
 Current Assets

  Cash and Cash Equivalents                                         $  2,169          $  1,442

  Accounts Receivable, net
      Auctions and Trade Receivable                                    6,979             6,643

      Advances to Consignors                                           1,164             1,195
          Other                                                         --                  57

  Inventory                                                           11,425            12,302
  Deferred Tax Asset                                                    --                --
  Prepaid Expenses                                                       380               887
                                                                    --------          --------
      Total Current Assets                                            22,117            22,526

Property and Equipment, Net                                              948               830
Goodwill, Net                                                          1,516             1,516
Other Purchased Intangibles, Net                                       1,065             1,034
Marketable Securities                                                     76                69
Other Non-Current Assets
  Deferred Tax Asset                                                    --                --
  Loans Receivable - Related Party                                      --                 600
  Inventory                                                            1,400             1,400
  Other                                                                  226               210
                                                                    --------          --------
      Total Assets                                                  $ 27,348          $ 28,185
                                                                    ========          ========

            Liabilities and Stockholders' Equity

Current Liabilities

  Demand Notes Payable                                              $  1,400          $  2,000

  Notes Payable and Capital Leases                                     5,657             4,982
  Payable to Third Party Consignors                                    2,945             2,234
  Accounts Payable                                                     4,062             6,947
  Advances Payable                                                      --                 717
  Accrued Expenses                                                     1,512               903
                                                                    --------          --------
      Total Current Liabilities                                       15,576            17,783
  Notes Payable - Long Term                                              116                82
                                                                    --------          --------
      Total Liabilities                                               15,692            17,865

Stockholders' Equity

Preferred Stock, $.01 par value. Authorized
  10,000 shares; none issued
Common Stock, $.01 par value
  Authorized: 40,000 shares
  Issued: June 30, 2002-13,072 shares                                    130               130
  Issued: December 31, 2002-13,072 shares
Additional paid in capital                                            45,842            45,842
Accumulated other comprehensive income:
  Unrealized loss on marketable securities
      net of tax                                                        (309)             (337)
Accumulated Deficit                                                  (31,459)          (32,767)
Treasury stock, at cost:
  368 shares at June 30 and December 31,
  2002, respectively                                                  (2,548)           (2,548)
                                                                    --------          --------
      Total Stockholders' Equity                                      11,656            10,320
                                                                    --------          --------
      Total Liabilities and Stockholders' Equity                    $ 27,348          $ 28,185
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
                                   (Unaudited)

                                                     Three Months Ended                 Six Months Ended
                                                         December 31,                      December 31,
                                                 ---------------------------         --------------------------

                                                    2001              2002             2001            2002
                                                 ----------        ---------         ---------       ---------

Operating Revenues

 Sales of merchandise                            $   16,474         $ 18,452         $ 34,365         $ 42,827
 Commissions earned                                     962              902            1,750            1,942
                                                   --------         --------         --------         --------
 Total Revenues                                      17,436           19,354           36,115           44,769

 Cost of merchandise sold                            15,030           17,073           31,531           39,869
                                                   --------         --------         --------         --------
 Gross profit                                         2,406            2,281            4,584            4,900

 Operating Expenses
General and Administration                            1,259            1,361            2,399            2,574
 Salaries and Wages                                   1,069            1,207            2,214            2,315
Depreciation and Amortization                           341              119              703              244
 Marketing                                              327              362              681              711
                                                   --------         --------         --------         --------
Total Operating Expenses                              2,996            3,049            5,997            5,844
                                                   --------         --------         --------         --------
Operating Loss                                         (590)            (768)          (1,413)            (944)
                                                   --------         --------         --------         --------

 Other Income (expense)
 Interest Income                                       --                 37               92               87
 Interest Expense                                      (188)            (239)            (381)            (451)
Loss from operations of
investees                                              (250)                             (250)
                                                   --------         --------         --------         --------
Loss before income taxes                             (1,028)            (970)          (1,952)          (1,308)
 Provision for income taxes                            --               --               --               --
                                                    --------         --------         --------        --------
 Net Loss                                            (1,028)        $   (970)        $ (1,952)        $ (1,308)
                                                   ========         ========         ========         ========

 Basic Loss per Share
Weighted average shares
outstanding                                          12,611           12,703           12,611           12,703
 Basic loss per share                                 (0.08)        $  (0.08)        $  (0.15)        $  (0.10)
                                                   ========         ========         ========         ========

 Diluted Loss per Share
Weighted average shares
outstanding                                          12,611           12,703           12,611           12,703
 Diluted loss per share                          $    (0.08)        $  (0.08)        $  (0.15)        $  (0.10)
                                                   ========         ========         ========         ========

      See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                        July 1, 2002 to December 31, 2002
                             (amounts in thousands)
                                   (Unaudited)

                                                                             Unrealized
                                         Common Stock          Additional    Gain(Loss)                                 Total
                                   -----------------------      Paid-In    On Marketable    Accumulated    Treasury  Stockholders'
                                     Shares         $           Capital      Securities       Deficit        Stock      Equity
                                   ----------     --------     ---------   -------------    -----------    --------  ------------

Balance, June 30, 2002               $ 13,072     $    130      $ 45,842     $   (309)       $(31,459)    $ (2,548)    $ 11,656

 Unrealized loss from
     Marketable securities                                                        (28)                                      (28)

 Net Loss, December 31,2002                                                                    (1,308)                   (1,308)
                                     --------     --------      --------     --------        --------     --------     --------
 Balance,  December 31,2002          $ 13,072     $    130      $ 45,842         (337)       $(32,767)    $ (2,548)    $ 10,320
                                     ========     ========      ========     ========        ========     ========     ========


      See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                      For the Six Months Ended December 31,
                             (amounts in thousands)
                                   (Unaudited)

                                                                       2001              2002
                                                                     --------          --------

 Cash flows from operating activities:

     Net Loss                                                        $(1,952)          $(1,308)
     Adjustments to reconcile net loss to net
       cash from operating activities:
        Depreciation and amortization                                    710               244
        Provision for bad debts                                          (44)               30
        Common Stock issued for services                                  95              --
       Equity in loss of equity method investee
         250 (Increase) decrease in assets:
          Auctions receivable                                          2,891               271
          Advances to consignors                                         359                 4
          Other                                                         --                 (57)
          Inventory                                                     (445)             (877)
          Prepaid expenses and deposits                                 (169)             (508)
          Other assets                                                   240                15
        Increase (decrease) in liabilities:
          Payable to third-party consignors                           (1,221)             (712)
          Accounts payable                                            (1,162)            2,884
          Accrued expenses and other liabilities                        (654)             (627)
          Advances Payable                                              --                 717
          Advance from Related Party                                     (90)             --
                                                                     -------           -------
                                                                      (1,192)               76

 Cash flows from investing activities
     Capital expenditures for property and equipment                     (61)              (95)
     Loans Receivable - Related Party
     Investment in equity method investee                               (250)             (600)
                                                                     -------           -------
                                                                        (311)             (695)
 Cash flows from financing activities:
     Net proceeds from (repayment of) demand
     notes payable                                                    (3,500)              600
     Net proceeds from (repayment of ) loans payable                   1,894              (708)
     Proceeds from sale of Common Shares                               1,950              --
                                                                     -------           -------
                                                                         344              (108)

 Net change in cash and cash equivalents                              (1,159)             (727)
 Cash and cash equivalents:
     Beginning of period
                                                                       2,158             2,169
                                                                     -------           -------
     End of period                                                   $   999           $ 1,442
                                                                     =======           =======

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                      For the Six Months Ended December 31,
                             (amounts in thousands)
                                   (Unaudited)

                                                             2001         2002
                                                           -------      -------
Net Loss                                                   $(1,952)     $(1,308)

Other Comprehensive Income (Loss)
      Unrealized loss on securities, net of tax                (62)         (28)
                                                           -------      -------
                                                           $(2,014)     $(1,336)
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

      The accompanying condensed consolidated balance sheets as of June 30, 2002 and December 31, 2002 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three and six month periods ended December 31, 2001 and 2002 have been prepared from the books and records maintained by the Company, in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

     The Company derives revenues from two primary sources:

1.    Auction Revenue:

      Revenue is recognized when consigned collectibles are sold at auction and is represented by an auction commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller. Such amounts of revenue are recorded on a net basis as commission revenue.

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

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for all investments in investees under the cost method of accounting when such investment ownership is less than 20%. The Company accounts for investments in investees under the equity method of accounting when the Company owns more than 20% of the entity, but less than majority owned and not otherwise controlled by the Company.

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

      As of June 30 and December 31, 2002, the allowance for doubtful accounts included in auction receivables was approximately $1,077 and $1,050, respectively.

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

       The Company evaluates the recoverability of goodwill and intangible assets using undiscounted cash flows which determines if the carrying value of goodwill and other intangibles are impaired. The amount of impairment is measured based on discounted future cash flows using the Company's average cost of funds. For the six months ended December 31, 2002, the Company performed this analysis with assistance from an independent valuation expert. The tests the Company performed compared the expected future discounted cash flows for a five-year period, to the carrying amount of the long-lived assets resulting from purchase business combinations. In performing these analyses, the Company uses the best information available in the circumstances including reasonable and supportable assumptions and projections. Based on a review of the analyses prepared by an independent valuation expert and its own reviews, management has concluded that the fair value exceeded the carrying value as of December 31, 2002 and therefore no impairment existed at that date. Because the Company satisfied the requirements of the first step of the impairment test, the second step of the impairment is not necessary. In the future, the Company will be required to complete the impairment test annually. Total accumulated amortization of goodwill at June 30, and December 31, 2002 was approximately $6,936.

The following table presents the transitional disclosures required by SFAS 142:

     (Dollars in thousands, except per share data)
                                                             December 31,
                                                         2002           2001
                                                       ---------     ----------

Reported net income (loss)                             $  (1,308)     $  (1,952)
Add back: Amortization of goodwill                          --              262
                                                       ---------      ---------
Adjusted net income (loss)                                (1,308)     $  (1,690)
                                                       =========      =========

BASIC EARNINGS(LOSS) PER COMMON SHARE:
Reported net income (loss)                             $   (0.10)     $   (0.15)
Add back: Amortization of goodwill                          --             0.02
                                                       ---------      ---------
Adjusted net income (loss)                                 (0.10)     $   (0.13)
                                                       =========      =========

DILUTED EARNINGS(LOSS) PER COMMON SHARE:
Reported net income (loss)                             $   (0.10)     $   (0.15)
Add back: Amortization of goodwill                          --             0.02
                                                       ---------      ---------
Adjusted net income (loss)                                 (0.10)     $   (0.13)


      Other Purchased Intangibles

At June 30, 2002 and December 31, 2002, acquired intangible assets were comprised of the following (in thousands):


June 30, 2002       Estimated      Gross
                   Useful Lives   Carrying      Accumulated      Net Book
                     (Years)       Amount       Amortization      Value
---------------------------------------------------------------------------
Trademarks             16        $    3,000     $   (2,015)      $    985
Customer Lists                        1,105         (1,025)            80
---------------------------      ----------     ---------        --------
                                 $    4,105     $   (3,040)      $  1,065
                                 ==========     ==========       ========


December 31,
2002            Estimated          Gross
               Useful Lives       Carrying     Accumulated        Net Book
                 (Years)            Amount     Amortization        Value
---------------------------------------------------------------------------
Trademarks          16           $    3,000     $  (2,046)       $    954
Customer Lists                        1,105        (1,025)             80
----------------------------     ----------     ---------        ---------
                                 $    4,105     $  (3,071)       $  1,034
                                 ==========     ==========       =========

All of the Company's intangible assets are subject to amortization. Amortization expense including goodwill for acquired intangible assets for the three and six months ended December 31, 2001 were approximately $84 and $150, respectively, and for the three and six months ended December 31, 2002 was approximately $15 and $31, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Twelve Month Period Ended
December 31,                   Amount
-----------------------------------------------
2003                           $    62
2004                                62
2005                                62
2006                                62
2007                                62
Thereafter                         724
                               -------
Total                          $ 1,034
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

      Marketable securities available for sale as of June 30, and December 31, 2002 is as follows:

                                                      Market     Unrealized
                                         Cost         Value      Gain (Loss)
                                         ----         -----      -----------

June 30, 2002           Common Stock     $ 385        $   76       $ (309)
                                         =====        ======       ======

December 31, 2002       Common Stock     $ 385        $   69       $ (337)
                                         =====        ======       ======


Advances Payable

      Advances payable are cash advances on inventory consigned to a third party for sale by the third party at a later date at which time the advance will be deducted from the proceeds. The balances were $0 and $717 as of December 31, 2001 and 2002 respectively.


Earnings (loss) per common and common equivalent share

      Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method. There is no dilutive effect to these options for the six months ended December 31, 2001 and 2002.


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

      Effective July 1,2002, the Company adopted the SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a significant impact on its financial statements.

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

      On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutes." SFAS No. 147 removes acquisitions of financial institutions from the scope of FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", and FASB No. 9 "Applying APB Opinion Nos. 16 and 17 "When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with FASB Statements Nos. 141 and 142. There was no impact from the adoption of this statement.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company's financial disclosures.

(3) Inventories

      Inventories as of June 30, 2002 consisted of the following:

                                Current  Non-current      Total
                                -------  ----------     --------

  Stamps                        $   692   $   100        $   792
  Sports Collectibles             1,208       500          1,708
  Coins                           9,438       350          9,788
  Art                                50       250            300
  Other                              37       200            237
                                -------   -------        -------
                                 11,425   $ 1,400        $12,825
                                =======   =======        =======

Inventories as of December 31, 2002 consisted of the following:

                                Current   Non-current    Total
                                --------- -----------   --------

  Stamps                        $   887    $   100       $   987
  Sports Collectibles               687        500         1,187
  Coins                          10,650        350        11,000
  Art                                40        250           290
  Other                              38        200           238
                                -------    -------       -------
                                $12,302    $ 1,400       $13,702
                                =======    =======       =======

      The above inventory amounts reflect net realizable (LCM) allowances of approximately $2,432 and $2,379 at June 30 and December 31, 2002, respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

           Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.


(4) Related-party Transactions

      Certain directors of the Company provide legal, computer and consulting services to the Company. Such expenditures were approximately $149 and $278 for the three and six months ended December 31, 2002, respectively.

      Included in Accounts Receivable at December 31 and June 30, 2002 is approximately $41 which is due from Collectibles Realty Management (CRM) and will be collected in the ordinary course of business.

      For the six months ended December 30, 2001 and 2002, purchases of approximately $2,135 and $3,722, respectively were made to a former stockholder of Spectrum, who is a current stockholder of the Company. Additionally consulting fees in the amount of $28 and $301 were paid to this party in the quarters ended December 30, 2001 and 2002 respectively.

             During the three and six months ended December 31, 2001, the Company paid Mr. Manning approximately $4 and $32, respectively, of debt guarantee fees. These fees totaled $0 for the three and six months ended December 31, 2002.

      On June 17, 2002, the Company entered into an employment agreement with Mr. Roberts, a director of the Company. In connection with the employment agreement, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600. The loan is required to be repaid on an annual basis in six equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Roberts' employment terminates for cause or without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of the date of termination. An aggregate of $600 has been disbursed under the loan agreement through the balance sheet date.


(5) Debt

       The Company has a revolving credit agreement with Auctentia, S.A., a wholly owned subsidiary of Afinsa to provide the Company with a credit facility of up to $2,000. Borrowings under this facility bear interest at an annual rate of 8%. The agreement also provides that any borrowings not repaid in accordance with the terms of the agreement may be converted into GMAI stock at the discretion of Afinsa. The agreement expires in April 2003. At June 30 and December 31, 2002, borrowing under this facility totaled $1,400 and $2,000, respectively.

      The Company has a note payable collateralized by specific coin inventory with an interest rate of 9% with quarterly payments of $500 commencing April 2002 until the note is repaid in June 2003. Total borrowing under this note totaled $1,450 at June 30 and $750 at December 31, 2002.

      Additionally the Company obtained a secured loan from a privately held capital coin fund for $4,500, which is due December 31, 2003. This loan is collateralized by certain inventories and bears interest at a rate of 10% per annum. Borrowing under this line of credit totaled $4,000 at June 30 and $4,000 at December 31, 2002.

                There is an advance from a consignor which was, upon settlement, converted to a demand loan bearing an interest rate of 8% per annum in the amount of $140 at June 30, 2002 and December 31,2002.

      The remaining notes payable consist of capital leases for the purchase of equipment and they carry interest rates ranging from 13% to 21%. Total borrowings under the leases totaled $183 and $174 at June 30, 2002 and December 31, 2002.

(6) Major Customers

      The Company had one major customer that accounted for approximately 15% of total revenue during the six months ended December 31, 2002 and 6% of accounts receivable at December 31, 2002. Such customer has certain supply and sales agreements with the Company. Major customers are considered to be those that accounted for more than 10% of sales.

(7) Stock Option Exchange Offer

      On July 2, 2002, the Company commenced a tender offer to certain eligible employees to exchange outstanding options to purchase shares of the Company's common stock granted under the GMAI 1997 Stock Incentive Plan that had an exercise price of $2.00 or more, for new options to purchase shares of the Company's common stock to be granted under the 1997 Plan on or about February 4, 2003. The offer expired on July 30, 2002. Pursuant to the terms and conditions of the offer, the Company accepted for exchange on July 31, 2002 tendered old options exercisable for a total of 1,380,375 shares of common stock and canceled all such old options. Subject to the terms and conditions of the offer, the Company granted new options to purchase a total of 1,380,375 shares of common stock on February 4, 2003. The exercise price of the new options was $2.00 which was the closing price of the Company's common stock as reported on the NASDAQ National Market on the date of grant.

(8) Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                                    Six Months Ended
                                      December 31,
                                     (in thousands)
                                   2001          2002
                                  ------        -------

 Interest paid                    $  397        $   444
 Income taxes paid                    16             -


 Summary of significant non-cash transactions:

 Issuance of shares related
 to the acquisition of GMD.           95        $    -

(9) Subsequent Events

      On January 23, 2003, the Company and Auctentia, S.L., a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A., signed a definitive agreement which was based on the June 17, 2002 letter of intent for the acquisition by GMAI of Auctentia Subastas, S.L. of Spain, a majority interest in Corinphila Auktionen AG of Switzerland, and the Kohler group of auction companies of Germany, in exchange for the issuance of 3,729,226 shares of common stock. In addition, on that date the Company entered into two separate agreements to acquire from Auctentia an inventory of stamps valued at approximately $10,150,000 and fine art valued at approximately $1,250,000, in exchange for the issuance of 6,444,318 shares of stock; and also to issue 2,826,456 shares of stock for $5,000,000 in cash.

      The issuance of shares by the Company is subject to shareholder approval, as well as other customary conditions. Shareholders holding approximately 60% of the outstanding shares of the Company have agreed, subject to certain conditions, to vote in favor of these transactions. The closing of each of these transactions, which is not conditioned upon the closing of the others, is expected to occur shortly after all necessary approvals are obtained.

      Currently Auctentia holds approximately 43% of GMAI's outstanding shares. If all three of the above transactions are consummated, Auctentia will own approximately 70% of the Company's stock.

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

Results of Operations (Amounts in thousands except as noted or per share information)

General

      The Company operates in one segment consisting of various collectibles, which are summarized in the accompanying table:


                                                            For the Six Months Ended
                                                ----------------------------------------------------
                                                    December 31,                    Percentages
                                                -------------------             --------------------
                                                 2001         2002                2001         2002
                                                ------       ------             -------       ------

Aggregate Sales                                 45,861       52,655               100%          100%
                                                ======       ======              =====         =====
       By Source:
             A. Auction                         11,496        9,828                21%           22%
             B. Sales of Inventory              34,365       42,827                79%           78%
                                                ------       ------              -----         -----
                                                45,861       52,655               100%          100%
                                                ======       ======              =====         =====
       By Market:
             Philatelics                         4,845        5,898                11%           11%
             Numismatics                        35,027       44,936                76%           86%
             Sports Collectibles                 1,932        1,698                 4%            3%
             Diamond                              --           --                   0%            0%
             Art                                    31           35                 0%            0%
             Other Collectibles                  4,026           88                 9%            0%
                                                ------       ------              -----         -----
                                                45,861       52,655               100%          100%
                                                ======       ======              =====         =====


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

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the six months ended December 31, 2001 and 2002. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended December 31, 2002
Compared with the three months ended December 31, 2001

      The Company recorded an increase in net revenues of approximately $1,918 (11%) from approximately $17,436 for the three months ended December 31, 2001 to approximately $19,354 for the three months ended December 31, 2002.

      Sales of owned inventory increased during the current period by approximately $1,978 (12%) and commissions earned decreased $60 (6%). The majority of the increase in sales of owned inventory was the result of increased coin sales of $3,404, which included approximately $2,000 of sales to its major customer with the remaining increase reflecting a general increase in the market for collectible coins. This increase was offset by a decrease of sales of stamps of approximately $900 in the quarter ended December 31, 2002.

      Gross profit decreased approximately $125 (5%) from approximately $2,406 for the three months ended December 31, 2001 to approximately $2,281 for the three months ended December 31, 2002. Gross profit margins decreased from 14% to 12% for the three months ended December 31, 2001 and 2002, respectively.

      The Company's operating expenses increased approximately $53 (2%) during the three months ended December 31, 2002 as compared to the same period in the prior year. Marketing expenses increased approximately $35 (11%), depreciation and amortization decreased approximately $222 (65%), salaries and wages increased approximately $138 (13%) and general and administrative expenses increased approximately $102 (8%). The increase in costs particularly salaries was due to the Company looking to expand the coin and stamp sales into new areas.

      These increased costs, in combination with revenue increases, had the effect of decreasing operating costs as a percentage of operating revenue from 17% during the three months ended December 31, 2001 to 16% for the same period ended December 31, 2002. As compared to aggregate sales, these costs decreased slightly from 13.1% in December 2001 to 13.0% in 2002.

      Interest expense (net of interest income) for the three months ended December 31, 2002 increased approximately $14 from approximately $188 to approximately $202.

      The Company's effective tax rates for the three month periods ended December 31, 2001 and 2002 were approximately 0%, respectively. The rate is based on a full valuation allowance provided for all deferred tax attributes. This rate may change during the remainder of 2003 if operating results or acquisition related costs differ significantly from current projections.

      The Company's increase in operating losses of approximately $178, coupled with a increase in interest expense net of interest income of approximately $14 but offset by a $250 expense for loss from operations of joint ventures in the quarter ended December 31,2001, resulted in a decrease in net losses before income taxes of approximately $58 for the current three month period, from approximately $1,028 to approximately $970 for the six months ended December 30, 2001 and 2002, respectively.


Six months ended December 31, 2002
Compared with the six months ended December 31, 2001

      The Company recorded an increase in net revenues of approximately $8,654 (24%) from approximately $36,116 for the six months ended December 31, 2001 to approximately $44,769 for the six months ended December 31, 2002.

      Sales of owned inventory increased during the current period by approximately $8,462 (25%) and commissions earned increased $192 (11%). The majority of the increase in sales of owned inventory was the result of increased coin sales of $12,688, which included approximately $6,700 of sales to its major customer with the remaining increase reflecting a general increase in the market for collectible coins. This increase was offset by a decrease of $2,600 in sales of comics and movie posters due to the sale of the division in the first quarter of fiscal 2001 and a decrease in sales of stamps of approximately $1,173 due in large part to their being one less stamp auction in the six months ended December 31, 2002.

      Gross profit increased approximately $316 (6%) from approximately $4,585 for the six months ended December 31, 2001 to approximately $4,900 for the six months ended December 31, 2002. Gross profit margins decreased from 13% to 11% for the six months ended December 31, 2001 and 2002, respectively.

      The Company's operating expenses decreased approximately $153 (2%) during the six months ended December 31, 2002 as compared to the same period in the prior year. Marketing expenses increased approximately $30 (4%), depreciation and amortization decreased approximately $459 (65%), salaries and wages increased approximately $101 (5%) and general and administrative expenses increased approximately $175 (7%). The increase in costs particularly salaries was due to the Company looking to expand the coin and stamp sales into new areas.

      These decreased costs, in combination with revenue increases, had the effect of decreasing operating costs as a percentage of operating revenue from 17% during the six months ended December 31, 2001 to 13% for the same period ended December 31, 2002. As compared to aggregate sales, these costs decreased from 13.1% in December 2001 to 11.2% in 2002.

      Interest expense (net of interest income) for the six months ended December 31, 2002 increased approximately $75 from approximately $289 to approximately $364.

      The Company's effective tax rates for the six month periods ended December 31, 2001 and 2002 were approximately 0%, respectively. The rate is based on a full valuation allowance provided for all deferred tax attributes. This rate may change during the remainder of 2003 if operating results or acquisition related costs differ significantly from current projections.

      The Company's decrease in operating losses of approximately $469, offset by an increase in interest expense net of interest income of approximately $75 and with no loss from operations of joint ventures in the six months ended December 31,2002 as opposed to a $250 expense in the six months ended December 31,2001, resulted in a decrease in net losses before income taxes of approximately $644 from approximately $1952 to approximately $1308 for the six months ended December 30, 2001 and 2002, respectively.


 Liquidity and Capital Resources

      At December 31, 2002, the Company's working capital position was approximately $4,743 compared to approximately $6,541 as of June 30, 2002.This net decrease of approximately $1,798 was primarily due to increases in prepaid expenses of approximately $507, increases in inventory of approximately $877, a decrease in accrued expenses of approximately $609. These gains were offset by increases in accounts payable of approximately $2,885 and advances payable of $717.

      The Company experienced a decrease in cash flow from investing activities for the six months ended December 31, 2002 of approximately $695. This was primarily attributable to a loan to a related party of $600 and the acquisition of property and equipment and other purchased intangibles during the year.

      The Company experienced a decrease in cash flow from financing activities for the six months ended December 31, 2002 of approximately $108. This was primarily to an increase of demand notes payable of $600 and the pay down of loans payable of $708 in the six months ended December 31, 2002.

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

     o There can be no assurance that the proposed transactions with Auctentia, S.A., as described above, will be consummated. The failure to consummate any of such transactions could have a material adverse effect on the business and operations of the Company.

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

     o In addition, the tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made that could result in Internet activities, including the sale of goods and services, being taxed. The U.S. Congress has passed the Internet Tax Information Act, which placed a six-year moratorium on new state and local taxes on Internet commerce and is currently considering extending such moratorium. There may, however, be enacted in the future laws that change the federal, state or local tax treatment of the Internet in a way that is detrimental to our business.

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

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Shareholders was held on December 11, 2002. At the Annual Meeting, each of Gregory N. Roberts and Mark B. Segall were elected to hold office as Directors of the Company until the third succeeding Annual Meeting of Shareholders in 2005, and until their respective successors have been elected and qualified.

      Set forth below is information concerning the voting results of matters voted upon at the Annual Meeting:

1. Election of Directors:

   Gregory N. Roberts         For: 11,062,579         Against: 157,409
   Mark B. Segall             For: 11,062,579         Against: 157,409

2. Ratification of the appointment of Amper, Politziner & Mattia as the Company's independent public accountants for the Company's fiscal year ended June 30, 2003:

   For:  11,201,549           Against:  18,204        Abstentions:  235

3. Approval of the following amendments to GMAI's 1997 Stock Incentive Plan, as amended:

     o an amendment to increase from 2,250,000 to 3,500,000 the total umber of shares that GMAI may issue under GMAI's 1993 Stock Option Plan and GMAI's 1997 Stock Incentive Plan, as amended; and

     o an amendment to increase from 200,000 to 550,000 the total number of shares that GMAI may issue in any given year to an individual employee of GMAI under the 1997 Stock Incentive Plan, as amended.

    For: 6,616,567            Against: 352,862        Abstentions: 9,216

Item 5. Other Information.

            None

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

            Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


            (b) Reports on Form 8-K

                  None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.


Dated:  February 6, 2003
                                   /s/ Greg Manning
                                   ------------------------------------
                                   Greg Manning
                                   Chairman and Chief Executive Officer



                                   /s/ Larry Crawford
                                   ------------------------------------
                                    Larry Crawford
                                    Chief Financial Officer

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

Dated:   February 6, 2003

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

Dated:      February 6, 2003

                                    /s/ Larry Crawford
                                    -------------------------------------
                                    Larry Crawford, Executive Vice President
                                    and Chief Financial Officer