Form 10-Q
period 2003-03-31
GREG MANNING AUCTIONS INC
filed 2003-05-13
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                              ---------------

                                   OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
             (Exact name of Registrant as specified in its Charter)


          Delaware                                               22-2365834
 -----------------------------                                -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


        775 Passaic Avenue
     West Caldwell, New Jersey                                      07006
 --------------------------------------                           ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004
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

As of May 9, 2003, Issuer had 12,705,804 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 2002 and March 31, 2003                                   3

        Condensed Consolidated Statements of Operations for the
        three and nine months ended March 31, 2002 and 2003                4

        Condensed Consolidated Statements of Stockholders'
        Equity for the nine months ended March 31, 2003                    5

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended March 31, 2002 and 2003                          6

        Condensed Consolidated Statement of Comprehensive Income
        (Loss) for the nine months ended March 31, 2002 and 2003           7

        Notes to Condensed Consolidated Financial Statements               8

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     18

Item 3. Quantitative and Qualitative Disclosures About Market Risk        26

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                 27

Item 2. Changes in Securities                                             27

Item 3. Defaults Upon Senior Securities                                   27

Item 4. Submission of Matters to a Vote of Security Holders               27

Item 5. Other Information                                                 27

Item 6. Exhibits and Reports on Form 8-K                                  27

Signatures                                                                29

PART I. FINANCIAL INFORMATION


                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)

                                                                      June 30,        March 31,
                                                                        2002            2003
                                                                     ----------      ----------
                      Assets                                         (Audited)       (Unaudited)
                     -------
 Current Assets

  Cash and Cash Equivalents                                          $  2,169          $  1,148
  Accounts Receivable, net
      Auctions and Trade Receivable                                     6,979             7,992
      Advances to Consignors                                            1,164               950
      Other                                                              --                  88
  Inventory                                                            11,425            12,583
  Prepaid Expenses                                                        380               886
                                                                     --------          --------
      Total Current Assets
                                                                       22,117            23,647

Property and Equipment, Net                                               948               776
Goodwill, Net                                                           1,516             1,516
Other Purchased Intangibles, Net                                        1,065             1,019
Marketable Securities                                                      76                52
Other Non-Current Assets
  Loans Receivable - Related Party                                       --                 600
  Inventory                                                             1,400             1,400
  Other                                                                   226               209
                                                                     --------          --------
      Total Assets                                                   $ 27,348          $ 29,219
                                                                     ========          ========

            Liabilities and Stockholders' Equity
            ------------------------------------

Current Liabilities

  Demand Notes Payable                                               $  1,400          $    140
  Notes Payable and Capital Leases                                      5,657             5,266
  Payable to Third Party Consignors                                     2,945             3,328
  Accounts Payable                                                      4,062             6,521
  Advances Payable                                                       --                 513
  Accrued Expenses                                                      1,512               986
                                                                     --------          --------
      Total Current Liabilities                                        15,576            16,754
  Notes Payable and Capital Leases - Long Term                            116                65
                                                                     --------          --------
      Total Liabilities                                                15,692            16,819

Stockholders' Equity

Preferred Stock, $.01 par value. Authorized
  10,000 shares; none issued
Common Stock, $.01 par value
  Authorized: 40,000 shares
  Issued: June 30, 2002-13,072 shares                                     130               130
  Issued: March 31, 2003-13,074 shares
Additional paid in capital                                             45,842            45,846
Accumulated other comprehensive income:
  Unrealized loss on marketable securities
      net of tax                                                         (309)             (333)
Accumulated Deficit                                                   (31,459)          (30,695)
Treasury stock, at cost:
  368 shares at June 30 and March 31,
  2003, respectively                                                   (2,548)           (2,548)
                                                                     --------          --------
      Total Stockholders' Equity                                       11,656            12,400
                                                                     --------          --------
      Total Liabilities and Stockholders' Equity                     $ 27,348          $ 29,219
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
                                   (Unaudited)

                                                       Three Months Ended                     Nine Months Ended
                                                            March 31,                             March 31,
                                                   ----------------------------           ---------------------------
                                                      2002               2003               2002               2003
                                                   ---------           --------           --------           --------

Operating Revenues
 Sales of merchandise                               $ 20,964           $ 25,619           $ 55,330           $ 68,446
 Commissions earned                                    1,089                976              2,839              2,918
                                                    --------           --------           --------           --------
 Total Revenues                                       22,053             26,595             58,169             71,364

 Cost of merchandise sold                             19,403             23,386             50,934             63,255
                                                    --------           --------           --------           --------
 Gross profit                                          2,650              3,209              7,235              8,109

 Operating Expenses
General and Administration                             1,116              1,220              3,493              3,773
 Salaries and Wages                                    1,093              1,232              3,307              3,547
Depreciation and Amortization                            343                121              1,046                365
 Marketing                                               402                435              1,082              1,146
                                                    --------           --------           --------           --------
Total Operating Expenses                               2,954              3,008              8,928              8,831
                                                    --------           --------           --------           --------
Operating Income (Loss)                                 (304)               201             (1,693)              (722)
                                                    --------           --------           --------           --------

 Other Income (expense)
 Interest Income                                          62                 48                130                115
 Interest Expense                                       (222)              (213)              (603)              (664)
Loss from operations of investee                        --                 --                 (250)              --
Gain from sale of investee-related
  party                                                 --                2,035               --                2,035
                                                    --------           --------           --------           --------
Income (Loss) before income taxes                       (464)             2,071             (2,416)               764
 Provision for income taxes                              200               --                  200               --
                                                    --------           --------           --------           --------
 Net Income (Loss)                                  $   (664)          $  2,071           $ (2,616)          $    764
                                                    ========           ========           ========           ========

 Basic Earnings (Loss) per Share
Weighted average shares outstanding                   12,695             12,704             12,323             12,704
 Basic Earnings (Loss) per share                    $  (0.05)          $   0.16           $  (0.21)          $   0.06
                                                    ========           ========           ========           ========

Diluted Earnings (Loss) per Share
Weighted average shares outstanding                   12,695             12,818             12,323             12,758

 Diluted Earnings (Loss) per share                  $  (0.05)          $   0.16           $  (0.21)          $   0.06
                                                    ========           ========           ========           ========

     See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                         July 1, 2002 to March 31, 2003
                             (amounts in thousands)
                                   (Unaudited)

                                                                            Unrealized
                                         Common Stock         Additional     Gain(Loss)                                 Total
                                   ------------------------    Paid-In      On Marketable   Accumulated   Treasury   Stockholders'
                                     Shares         $          Capital       Securities       Deficit       Stock       Equity
                                   ----------    ----------   ----------    -------------   -----------   ---------  ------------

Balance, June 30, 2002               13,072      $   130        45,842       $  (309)         (31,459)     $(2,548)     $11,656

Exercise of stock options                 2            4             4

 Unrealized loss from
    Marketable securities               (24)         (24)

 Net Loss, March 31,2003                764          764
                                    -------      -------       -------       -------          -------      -------      -------
 Balance, March 31,2003              13,074          130       $45,846          (333)         (30,695)     $(2,548)     $12,400
                                    =======      =======       =======       =======          =======      =======      =======

      See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                       For the Nine Months Ended March 31,
                             (amounts in thousands)
                                   (Unaudited)

                                                                            2002            2003
                                                                          --------         -------

 Cash flows from operating activities:
    Net Income (Loss)                                                     $(2,616)         $   764
    Adjustments to reconcile net loss to net cash
      from operating activities:
       Depreciation and amortization                                        1,046              344
       Provision (recovery) for bad debts                                     (64)              58
       Common Stock issued for services                                       209             --
      Equity in loss of equity method investee                                250             --
      Gain on sale of investee-related party                                 --             (2,035)
      Deferred tax (benefit) expense                                          200             --
       (Increase) decrease in assets: Auctions receivable                   1,862           (1,105)
         Advances to consignors                                              (560)             249
         Other                                                               --                (88)
         Inventory                                                             95           (1,157)
         Prepaid expenses and deposits                                        130             (507)
         Other assets                                                        (177)              17
       Increase (decrease) in liabilities:
         Payable to third-party consignors                                   (291)             382
         Accounts payable                                                    (683)           2,459
         Accrued expenses and other liabilities                              (969)            (528)
         Advances Payable                                                    --                513
         Advance from Related Party                                           (90)            --
                                                                          -------          -------

                                                                           (1,658)            (634)

Cash flows from investing activities
    Capital expenditures for property and equipment                           (95)            (126)
    Loans Receivable - Related Party                                         --               (600)
    Investment in equity method investee                                     (250)
   Proceeds from sale of investee-related party                              --              2,035
                                                                          -------          -------

                                                                             (345)           1,309
Cash flows from financing activities:
    Net proceeds from (repayment of) demand notes payable                  (6,500)          (1,260)
    Net proceeds from (repayment of ) loans payable                         6,806             (440)
   Proceeds from exercise of stock options                                   --                  4
    Proceeds from sale of Common Shares                                     1,950             --
                                                                          -------          -------

                                                                            2,256           (1,696)

Net change in cash and cash equivalents                                       253           (1,021)
Cash and cash equivalents:
    Beginning of period                                                     2,158            2,169
                                                                          -------          -------
    End of period                                                         $ 2,411          $ 1,148
                                                                          =======          =======

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                       For the Nine Months Ended March 31,
                             (amounts in thousands)
                                   (Unaudited)


                                                             2002         2003
                                                           --------     --------

Net Income(Loss)                                           $(2,616)     $   764

Other Comprehensive Income (Loss)
      Unrealized loss on securities, net of tax                (56)         (24)
                                                           -------      -------
                                                           $(2,672)     $   740
                                                           =======      =======

     See accompanying notes to condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(amounts in thousands except per share amounts or as noted)

(1)  Organization, Business and Basis of Presentation

      Greg Manning Auctions, Inc. together with its wholly-owned subsidiaries, Ivy and Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc., Teletrade Inc., Spectrum Numismatics International, Inc., and Kensington Associates L.L.C. (the "Company") is an eCommerce and collectibles company as well as a public auctioneer of collectibles, including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, fine art and coins. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale.

      The accompanying condensed consolidated balance sheets as of June 30, 2002 and March 31, 2003 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three and nine month periods ended March 31, 2002 and 2003 have been prepared from the books and records maintained by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2002 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company accounts for all investments in investees under the cost method of accounting when such investment ownership is less than 20%. The Company accounts for investments in investees under the equity method of accounting when the Company owns more than 20% of the entity, but less than majority owned and not otherwise controlled by the Company. At March 31, 2003 the Company did not have any ownership interests in any investees.

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

      As of June 30, 2002 and March 31, 2003, the allowance for doubtful accounts included in auction receivables was approximately $1,077 and $1,151, respectively.

Intangible Assets

      Goodwill

       Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, if any, and reviewed for impairment in accordance with SFAS Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Upon adoption, the Company re-evaluated the future estimated useful lives of its intangible assets that have an indefinite life.

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

       The Company evaluates the recoverability of goodwill and intangible assets using undiscounted cash flows which determines if the carrying value of goodwill and other intangibles are impaired. The amount of impairment is measured based on discounted future cash flows using the Company's average cost of funds. Annually the Company performs this analysis with assistance from an independent valuation expert. The tests the Company performs compares the expected future discounted cash flows for a five-year period, to the carrying amount of the long-lived assets resulting from purchase business combinations. In performing these analyses, the Company uses the best information available in the circumstances including reasonable and supportable assumptions and projections. Total accumulated amortization of goodwill at June 30, 2002 and March 31, 2003 was approximately $6,936.

The following table presents the transitional disclosures required by SFAS 142:

     (Dollars in thousands, except per share data)
                                                            March 31,
                                                        2003           2002
                                                      --------      ----------
Reported net income (loss)                            $    764      $  (2,616)
Add back: Amortization of goodwill                        --              392
                                                       -------      ---------
Adjusted net income (loss)                            $    764      $  (2,224)
                                                       =======      =========

BASIC EARNINGS(LOSS) PER COMMON SHARE:
Reported net income (loss)                            $    .06      $   (0.21)
Add back: Amortization of goodwill                        --              .03
                                                       -------      ---------
Adjusted net income (loss)                            $    .06      $   (0.18)
                                                       =======      =========

DILUTED EARNINGS(LOSS) PER COMMON SHARE:
Reported net income (loss)                            $    .06      $   (0.21)
Add back: Amortization of goodwill                        --             0.03
                                                       -------      ---------
Adjusted net income (loss)                            $    .06      $   (0.18)
                                                       =======      =========

      Other Purchased Intangibles

At June 30, 2002 and March 31, 2003, acquired intangible assets were comprised of the following (in thousands):


June 30, 2002                Estimated
                            Useful Lives   Gross Carrying   Accumulated    Net Book
                              (Years)          Amount       Amortization    Value
----------------------------------------------------------------------------------
Trademarks                        16         $ 3,000         $(2,015)      $   985
Customer Lists                     5           1,105          (1,025)           80
                             -------        -------          -------       -------
                                             $ 4,105         $(3,040)      $ 1,065
                                             =======         =======       =======


March 31, 2003              Estimated
                           Useful Lives   Gross Carrying   Accumulated    Net Book
                             (Years)          Amount       Amortization    Value
----------------------------------------------------------------------------------

Trademarks                        16         $ 3,000         $(2,061)      $   939
Customer Lists                     5           1,105          (1,025)           80
                             -------         -------         -------       -------
                                             $ 4,105         $(3,086)      $ 1,019
                                             =======         =======       =======


All of the Company's intangible assets are subject to amortization. Amortization expense including goodwill for acquired intangible assets for the three and nine months ended March 31, 2002 were approximately $131 and $392, respectively, and for the three and nine months ended March 31, 2003 were approximately $15 and $46, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Twelve Month Period Ended
March 31,                           Amount
-----------------------------------------------

2004                               $    62
2005                                    62
2006                                    62
2007                                    62
2008                                    62
Thereafter                             709
                                   -------
Total                              $ 1,019
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

      Marketable securities available for sale as of June 30, 2002 and March 31, 2003 is as follows:

                                                          Market    Unrealized
                                              Cost        Value     Gain (Loss)
                                              ----        -----     -----------

June 30, 2002              Common Stock       $ 385       $  76        $(309)
                                              =====       =====        =====

March 31, 2003             Common Stock       $ 385       $  52        $(333)
                                              =====       =====        =====

Advances Payable

      Advances payable are cash advances on inventory consigned to a third party for sale by the third party at a later date at which time the advance will be deducted from the proceeds. The balances were $0 and $513 as of June 30, 2002 and March 31, 2003 respectively.

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


New Accounting Pronouncements

      Effective July 1, 2002, the Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". This statement is effective for the Company on July 1, 2002 (see intangible assets discussion above).

      Effective July 1, 2002, the Company adopted the SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a significant impact on the Company's financial statements.

      Effective July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment Or Disposal of Long Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. There was no impact from the adoption of this statement.

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

      In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. There was no impact from the adoption of this statement.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transaction for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally, SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. Accordingly, the Company has adopted the applicable disclosure requirements of this Statement within this report. The adoption of SFAS No. 148 is not expected to have a significant impact on the Company's financial disclosures.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires that guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized.
There was no impact from adoption FIN 45.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after June 15, 2003. This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. The Company is currently evaluating the impact of FIN 46.

(3) Inventories

      Inventories as of June 30, 2002 consisted of the following:

                                      Current   Non-current     Total
                                      -------   -----------    --------

  Stamps                              $   692    $   100       $   792
  Sports Collectibles                   1,208        500         1,708
  Coins                                 9,438        350         9,788
  Art                                      50        250           300
  Other                                    37        200           237
                                      -------    -------       -------
                                      $11,425    $ 1,400       $12,825
                                      =======    =======       =======

Inventories as of March 31, 2003 consisted of the following:

                                      Current   Non-current     Total
                                      -------   -----------    --------

  Stamps                              $ 1,419    $   100       $ 1,519
  Sports Collectibles                     543        500         1,043
  Coins                                10,546        350        10,896
  Art                                      37        250           287
  Other                                    38        200           238
                                      -------    -------       -------
                                      $12,583    $ 1,400       $13,983
                                      =======    =======       =======


      The above inventory amounts reflect net realizable (LCM) allowances of approximately $2,432 and $2,385 at June 30, 2002 and March 31, 2003, respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

           Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.


(4) Related-party Transactions

      Certain directors of the Company provide legal, computer and consulting services to the Company. Such expenditures were approximately $51 and $187 for the three and nine months ended March 31, 2002 and $122 and $400 for the three and nine months ended March 31, 2003, respectively of which $85 and $298 were charged to operations in the three and nine months ended March 31, 2003 respectively.

      For the nine months ended March 31, 2002 and 2003, purchases of approximately $3,180 and $4,612 respectively and sales of approximately $630 for the nine months ended March 31, 2003 were made to a former stockholder of Spectrum, who is a current stockholder of the Company. Additionally consulting fees in the amount of $28 and $393 were paid to this party for the nine months ended March 31, 2002 and 2003 respectively.

      For the three months ended March 31, 2003 the Company purchased from Afinsa Bienes Tangibles, S.A. ("Afinsa"), which owns 43% of the outstanding shares of the Company's common stock, stamp inventory in the amount of approximately $193.

             During the three and nine months ended March 31, 2002, the Company paid Mr. Manning approximately $0 and $32, respectively, of debt guarantee fees. These fees totaled $0 for the three and nine months ended March 31, 2003.

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

      During March 2003 the Company sold all of its outstanding interest in GMAI-Asia.com to Afinsa for $2,035 which consisted of 8,140,000 shares of GMAI-Asia.com common stock. Such amount is included in the accompanying consolidated statement of operations as gain on sale of investee. At June 30, 2002 the Company maintained 45.2% ownership interest which was reduced to 8.2% during fiscal 2003. The Company's portion of accumulated losses exceeded its investment in GMAI-Asia.com and accordingly the investment was reduced to zero as of June 30, 2001. The proceeds from this sale were used to pay off the outstanding revolving line of credit with Afinsa.

(5) Debt

      The Company on April 17, 2003 entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. with a credit facility of up to $2,500. Borrowings under this facility bear interest at a rate of prime plus ..25%. The agreement has been guaranteed by Afinsa and requires that Auctentia, S.A. maintain at least 43% of all of authorized issued and outstanding shares of voting stock of the Company. The agreement expires on April 12, 2004. The agreement contains other standard agreements and covenants.

      The Company has a revolving credit agreement with Afinsa to provide the Company with a credit facility of up to $2,000. Borrowings under this facility bear interest at an annual rate of 8%. The agreement also provides that any borrowings not repaid in accordance with the terms of the agreement may be converted into GMAI stock at the discretion of Afinsa. All borrowings under this agreement have been repaid. At June 30, 2002 and March 31, 2003, borrowing under this facility totaled $1,400 and $0 respectively.

      The Company has a note payable collateralized by specific coin inventory with an interest rate of 9% with quarterly payments of $500 commencing April 2002 until the note is repaid in June 2003. Total borrowing under this note totaled $1,450 at June 30, 2002 and $675 at March 31, 2003.

      Additionally the Company obtained a secured loan from a privately held capital coin fund which is due December 31, 2003. This loan is collateralized by certain inventories and bears interest at a rate of 10% per annum. Borrowing under this line of credit totaled $4,000 at June 30, 2002 and $4,000 at March 31, 2003.

      There is an advance from a consignor which was, upon settlement, converted to a demand loan bearing an interest rate of 8% per annum in the amount of $140 at June 30, 2002 and March 31,2003. This loan was paid of on April 18, 2003.

      The Company also has a short term advance from a private investor in the amount of $500 bearing an interest rate of 12%. The advance was repaid by April 28, 2003.

      The remaining notes payable consist of capital leases for the purchase of equipment and they carry interest rates ranging from 13% to 21%. Total borrowings under the leases totaled $183 and $156 at June 30, 2002 and March 31, 2003.

(6) Major Customers

      The Company had one major customer that accounted for approximately 14% of total revenue during the nine months ended March 31, 2003 and 5% of accounts receivable at March 31, 2003. Such customer has certain supply and sales agreements with the Company. Major customers are considered to be those that accounted for more than 10% of sales.


(7) Stock-Based Compensation

      The Company accounts for stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows:

                                           Three Months         Nine Months
                                              Ended                Ended
                                             March 31,           March 31,
                                        ------------------   -------------------
                                          2002      2003       2002      2003
                                        ------------------   -------------------

 Net income (loss) - as reported        $  (664)   $ 2,071   $(2,616)   $   764

Deduct:
Total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
  effects                                   500      1,300     1,550      1,900
                                        -------    -------   -------    -------
Pro forma net income (loss)             $(1,164)   $   771   $(4,166)   $(1,136)
                                        =======    =======   =======    =======

Net income (loss) per share:
Basic and diluted earnings (loss)
  per share - as reported               $ (0.05)   $  0.16   $ (0.21)   $  0.06
Basic and diluted earnings (loss)
per share - proforma                    $ (0.09)   $  0.06   $ (0.34)   $ (0.09)
                                        =======    =======   =======    =======


(8) Stock Option Exchange Offer

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

(9) Earnings (loss) per share

The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:


                                          Three Months           Nine Months
                                             Ended                 Ended
                                            March 31,             March 31,
                                     --------------------   --------------------
                                       2002        2003        2002       2003
                                     --------------------   --------------------
 BASIC EARNINGS (LOSS) PER SHARE:

 Numerator:

 Earnings  (loss) available to
   common stockholders               $   (664)   $  2,071   $ (2,616)   $    764

Denominator:
Weighted average common shares
 outstanding                           12,695      12,704     12,323      12,704

Net earnings  (loss) per share: -
 Basic                                  (0.05)       0.16      (0.21)       0.06
                                     ========    ========   ========    ========

DILUTED EARNINGS (LOSS) PER SHARE:
 Numerator:
 Earnings  (loss) available to
   common stockholders               $   (664)   $  2,071     (2,616)        764

Denominator:
Weighted average common shares
 outstanding                           12,695      12,704     12,323      12,704

Effect of dilutive securities -
 stock options                           --           114       --            54
                                     --------    --------   --------    --------
Weighted average common shares           --
 assuming dilution                     12,695      12,818     12,323      12,758

Net earnings  (loss) per share: -
  Diluted                               (0.05)       0.16      (0.21)       0.06
                                     ========    ========   ========    ========

(10) Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                                Nine Months Ended
                                    March 31,
                                 (in thousands)

                                                          2002       2003
                                                         ------     ------

Interest paid                                             $603       $663
Income taxes paid                                           16        --

Summary of significant non-cash transactions:

Options issued relating to
Professional services                                      256       $--


(11) Potential Acquisition and Other Transactions - Related Party

      On January 23, 2003, the Company and Auctentia, S.L., a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A., signed a definitive agreement, based on a June 17, 2002 letter of intent, for the acquisition by GMAI of Auctentia Subastas, S.L. of Spain, a majority interest in Corinphila Auktionen AG of Switzerland, and the Kohler group of auction companies of Germany, in exchange for the issuance of 3,729,226 shares of common stock. In addition, on that date the Company entered into two separate agreements to acquire from Auctentia, through the purchase of the entire equity interest of a wholly owned subsidiary, an inventory of stamps valued at approximately $10,150,000 and fine art valued at approximately $1,250,000, in exchange for the issuance of 6,444,318 shares of stock; and also to issue 2,826,456 shares of stock to Auctenta for $5,000,000 in cash.

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

      Currently Auctentia and its affiliates hold approximately 43% of GMAI's outstanding shares. If all three of the above transactions are consummated, Auctentia and its affiliates will own approximately 72% of the Company's stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below, and in the Company's Form 10-K, and in its Proxy Statement, filed with the Securities and Exchange Commission on October 25, 2002 in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainty.


Results of Operations (Amounts in thousands except as noted or per share information)

General

      The Company operates in one segment consisting of various collectibles, which are summarized in the accompanying table:

                                             For the Nine Months Ended
                                   ---------------------------------------------
                                          March 31,              Percentages
                                   ------------------------   ------------------
                                       2002       2003         2002        2003
                                     -------     ------       -------    -------
 Aggregate Sales                      71,467     84,005         100%        100%
                                     =======     ======      ======      ======
By Source:
    A. Auction                        16,137     15,559          23%         19%
    B. Sales of Inventory             55,330     68,446          77%         81%
                                      ------     ------      ------      ------
                                      71,467     84,005         100%        100%
                                      ======     ======      ======      ======

By Market:
    Philatelics                        7,674     10,929          11%         13%
    Numismatics                       55,791     70,602          78%         84%
    Sports Collectibles                2,743      2,338           4%          3%
    Art                                   36         42           0%          0%
    Other Collectibles                 5,223         94           7%          0%
                                      ------     ------      ------      ------
                                      71,467     84,005         100%        100%
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

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the nine months ended March 31, 2002 and 2003. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Three months ended March 31, 2003
Compared with the three months ended March 31, 2002

      The Company recorded an increase in net revenues of approximately $4,542 (20%) from approximately $22,053 for the three months ended March 31, 2002 to approximately $26,595 for the three months ended March 31, 2003.

      Sales of owned inventory increased during the current period by approximately $4,655 (22%) and commissions earned decreased $113 (10%). The majority of the increase in sales of owned inventory was the result of increased coin sales of $4,169, which included approximately $3,677 of sales to its major customer with the remaining increase reflecting a general increase in the market for collectible coins. This increase was augmented by an increase of sales of stamps of approximately $718 in the quarter ended March 31, 2003. There was a minor decrease in the sale of sports for the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002.

      Gross profit increased approximately $559 (21%) from approximately $2,650 for the three months ended March 31, 2002 to approximately $3,209 for the three months ended March 31, 2003. Gross profit margins were 12% for the three months ended March 31, 2002 and 2003, respectively.

      The Company's operating expenses increased approximately $54 (2%) during the three months ended March 31, 2003 as compared to the same period in the prior year. Marketing expenses increased approximately $33 (8%), depreciation and amortization decreased approximately $222 (65%), salaries and wages increased approximately $139 (13%) and general and administrative expenses increased approximately $104 (9%). The increase in costs particularly salaries were due to the Company looking to expand the coin and stamp sales into new areas and the increase in overall revenue was reflective of that investment.

      These increased costs, although relatively minor, in combination with the large revenue increase, had the effect of decreasing operating costs as a percentage of operating revenue from 12% during the three months ended March 31, 2002 to 10% for the same period ended March 31, 2003. As compared to aggregate sales, these costs decreased slightly from 11% in March 2002 to 10% in 2003.

      Interest expense (net of interest income) for the three months ended March 31, 2003 increased approximately $5 from approximately $160 to approximately $165.

      The Company's effective tax rates for the three month periods ended March 31, 2002 and 2003 were approximately 0%, respectively. The rate is based on a full valuation allowance provided for all deferred tax attributes. This rate may change during the remainder of 2003 if operating results or acquisition related costs differ significantly from current projections.

      The Company's increase in operating profit of approximately $505 in addition to the gain of $2,035 for the sale of its investment in GMAI -Asia to Afinsa (related party) and offset by an increase in interest expense net of interest income of approximately $5 resulted in a net gain before income taxes of approximately $2,535 for the current three month period as compared to the three months ended March

31, 2002, from a loss of approximately $464 to a profit of approximately $2,071 for the three months ended March 31, 2002 and 2003, respectively.

Nine months ended March 31, 2003
Compared with the nine months ended March 31, 2002

      The Company recorded an increase in net revenues of approximately $13,195 (23%) from approximately $58,169 for the nine months ended March 31, 2002 to approximately $71,364 for the nine months ended March 31, 2003.

      Sales of owned inventory increased during the current period by approximately $13,116 (24%) and commissions earned increased $79 (3%). The entire increase in sales of owned inventory was the result of increased coin sales of $14,811, which included approximately $10,345 of sales to its major customer with the remaining increase reflecting a general increase in the market for collectible coins. There was also an increase of approximately $3,255 in sales of stamps due in large part to stronger stamp sales particularly in the 3rd quarter. There was a reduction in other collectibles of approximately $5,129 from the nine months ended March 31, 2002 versus the nine months ended March 31, 2003 due to the sale of the Comic division in the 2nd quarter of fiscal 2002. There was also a small decrease in the sale of sports memorabilia, which was reflective of the general slow down in that market.

      Gross profit increased approximately $874 (12%) from approximately $7,235 for the nine months ended March 31, 2002 to approximately $8,109 for the nine months ended March 31, 2003. Gross profit margins decreased from 12% to 11% for the nine months ended March 31, 2002 and 2003, respectively.

      The Company's operating expenses decreased approximately $97 (1%) during the nine months ended March 31, 2003 as compared to the same period in the prior year. Marketing expenses increased approximately $64 (6%), depreciation and amortization decreased approximately $681 (65%), salaries and wages increased approximately $240 (7%) and general and administrative expenses increased approximately $280 (8%). The increase in costs particularly salaries was due to the Company looking to expand the coin and stamp sales into new areas.

      These decreased costs, in combination with revenue increases, had the effect of decreasing operating costs as a percentage of operating revenue from 15% during the nine months ended March 31, 2002 to 12% for the same period ended March 31, 2003. As compared to aggregate sales, these costs decreased from 12% for the nine months ended March 31, 2002 to 11% for the nine months ended March 31, 2003.

      Interest expense (net of interest income) for the nine months ended March 31, 2003 increased approximately $76 from approximately $473 to approximately $549.

      The Company's effective tax rates for the nine month period ended March 31, 2002 and 2003 were approximately 0%, respectively. The rate is based on a full valuation allowance provided for all deferred tax attributes. This rate may change during the remainder of 2003 if operating results or acquisition related costs differ significantly from current projections.

      The Company's decrease in operating losses of approximately $971, offset by an increase in interest expense net of interest income of approximately $76 and with an increase of $2,035 for the sale of its investment in GMAI-Asia to Afinsa (a related party) in the nine months ended March 31,2003 as opposed to a $250 expense for GMAI-Asia in the nine months ended March 31,2002, resulted in an increase in profitability before income taxes of approximately $3,180, from a loss of approximately $2,416 to a profit of approximately $764 for the nine months ended March 31, 2002 and 2003, respectively.

 Liquidity and Capital Resources

      At March 31, 2003, the Company's working capital position was approximately $6,893 compared to approximately $6,541 as of June 30, 2002.This net decrease of approximately $169 was primarily due to increases in prepaid expenses of approximately $506, increases in inventory of approximately $1,158, a decrease in demand notes payable of approximately $1,260 and an increase in loans receivable - related party of $600. These gains were offset by an increase in accounts payable of approximately $2,459.

      The Company experienced an increase in cash flow from investing activities for the nine months ended March 31, 2003 of approximately $1,654. This was primarily attributable to the proceeds from the sale of an investee to Afinsa (a related party) of $2,035 with a decrease as a result of a loan to a related party of $600 and the acquisition of property and equipment and other purchased intangibles during the year.

      The Company experienced a decrease in cash flow from financing activities for the nine months ended March 31, 2003 as compared to the nine months ended March 31, 2002 of approximately $3,952. This was primarily to a decrease of demand notes payable and loans payable of $1,700 in the nine months ended March 31, 2003 as opposed to a net increase of $306 in the nine months ended March 31, 2002. Additionally there were proceeds from the sale of common shares of $1,950 in the nine months ended March 31, 2002 with $0 proceeds in the nine months ended March 31, 2003.

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

     o There can be no assurance that the proposed transactions with Auctentia, S.L., as described above, will be consummated. The failure to consummate any of such transactions could have a material adverse effect on the business and operations of the Company.

     o If the revenue of the Company fails to offset operating expenses in the future, the Company may be required to fund future operations through the sale of additional common stock, which could cause the market price of the stock to decline, as well as have a dilutive effect on the value of the common stock currently outstanding.

     o The Company's debt agreements expire at various times during the next twelve months. The Company has previously been able to refinance or renegotiate these agreements in the past. There can be no assurance that the Company will be able to accomplish this in the future.

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

     o The development and success of the Company's business has been and will continue to be dependent substantially upon its President and Chief Executive Officer, Greg Manning. The unavailability of Mr. Manning, for any reason, would have a material adverse effect upon the business; operations and prospects of the Company if a suitable replacement were not engaged.

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

     o In addition, the tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made that could result in Internet activities, including the sale of goods and services, being taxed. The U.S. Congress has passed the Internet Tax Information Act, which placed a moratorium on new state and local taxes on Internet commerce through November 1, 2003. There may, however, be enacted in the future laws that change the federal, state or local tax treatment of the Internet in a way that is detrimental to our business.

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

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            Exhibit 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

            Exhibit 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.


            (b) Reports on Form 8-K

                  Report on Form 8-K, filed with the Securities and Exchange Commission on January 23, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.



Dated:  May 9, 2003
                                    /s/ Greg Manning
                                   -------------------------------------
                                   Greg Manning
                                   Chairman and Chief Executive Officer



                                    /s/ Larry Crawford
..                                   ------------------------------------
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

Dated:   May 9, 2003

                                    /s/ Greg Manning
                                    -----------------------------------
                                    Greg Manning, President and Chief
                                    Executive Officer

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

Dated:   May 9, 2003

                                    /s/ Larry Crawford
                                    ----------------------------------------
                                    Larry Crawford, Executive Vice President
                                    and Chief Financial Officer