Form 10-K
period 2003-06-30
GREG MANNING AUCTIONS INC
filed 2003-09-12
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     ---------------------------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from__________to


                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
                (Name of Registrant as specified in its Charter)

Delaware                                       22-2365834
--------                                       ----------
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                 No.)

775 Passaic Avenue West Caldwell, New Jersey   07006
--------------------------------------------   -----
(Address of Principal Executive Offices)       (Zip code)

Registrant's telephone number, including
area code:                                     (973) 882-0004
                                               --------------

Securities registered pursuant to Section
12(b) of the Act:
                                               Name of Each  Exchange  on  Which
Title of each class                            Registered
-------------------                            ----------
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

      Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

      Check if the issuer is an accelerated filer (as defined in Exchange Act Rule 12b-2).

      Yes         No     X


      The aggregate market value of the common stock held by non-affiliates of the Issuer as of December 31, 2002 (based on the closing sale price of $1.46 per share as reported on NASDAQ), was $6,936,786. For purposes of this computation, the registrant has excluded the market value of all shares of Common Stock reported as beneficially owned by Auctentia, S.L. and its affiliates, and all directors and executive officers of the registrant; such exclusion shall not be deemed an admission that any such person is an "Affiliate" of the registrant.

      As of September 5, 2003, Issuer had 13,048,522 shares of its Common Stock outstanding.


      Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 2003, are incorporated by reference into Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III.

                           Greg Manning Auctions, Inc.

                                      Index



                                                                           Page
                                                                           ----

PART I
------

Item 1.  Description of Business..............................................4

Item 2.  Description of Property.............................................10

Item 3.  Legal Proceedings...................................................10

Item 4.  Submission of Matters to a Vote of Security Holders.................10


PART II
-------

Item 5.  Market For Common Equity and Related Shareholder Matters............11

Item 6.  Selected Consolidated Financial Data................................12

Item 7.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations...........................................15

Item 7A  Quantitative and Qualitative Disclosures
         about Market Risk...................................................30

Item 8.  Financial Statements and Supplementary Data.........................31

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................65

Item 9A  Controls and Procedures.............................................65

PART III
--------

Item 10  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(A) of the Exchange Act...................66

Item 11  Executive Compensation..............................................67

Item 12  Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters......................67

Item 13  Certain Relationships and Related Transactions......................67

Item 14  Principal Accountant Fees and Services..............................67


PART IV
-------

Item 15  Exhibits,Financial Statement Schedules
         and Reports on Form 8-K.............................................68

                                     PART I
                                     ------

Item 1   DESCRIPTION OF BUSINESS
         -----------------------

The following description of the Company's business should be read in conjunction with the information set forth below under "Future Planned Expansion", which describes certain transactions between the Company and Auctentia, S.L. ("Auctentia") a principal stockholder of the Company and a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. ("Afinsa"). These transactions, which were consummated on September 8, 2003, are expected to have a significant effect on the Company's future business, financial condition and results of operations.

GENERAL
-------

Greg Manning Auctions, Inc. (the "Company", "GMAI", "we" or "us"), is a Delaware corporation and was established in 1981. Our internet address is www.gregmanning.com. On our website, we include a "real time" link to all our electronic filings with the Securities and Exchange Commission so that they are available as soon as reasonably practicable after filing, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings are available free of charge.

GMAI is a multi-category business-to-business and business-to-consumer collectibles auctioneer and merchant. GMAI combines traditional and electronic (internet, interactive telephone, and live with simulcast internet) capabilities to sell coins, stamps, sports trading cards and memorabilia, and affordable fine art. GMAI's offerings and distribution channels span the entire price range from low-end to ultra-high end. GMAI's businesses include wholesale and retail sales, and it possesses a branded presence in all major sales channels both in the traditional and the electronic commerce worlds. On the Internet, GMAI offers products through www.teletrade.com and on branded pages on other persons' web sites.

In addition, GMAI and its subsidiaries own and use the following additional material domain names in their business: ivymader.com, sportscard.com, coins.com and spectrumnumismatics.com. GMAI generates income through the resale of goods purchased directly by GMAI and from sellers and buyers through auctions of consigned goods.

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

For purposes of competitive analysis and market positioning, the Company organizes its business as follows: collectibles auctioneer; merchant/dealer; and wholesale coins.

COLLECTIBLES AUCTIONEER
-----------------------

The Company conducts both traditional auctions featuring full electronic capabilities and Internet-only auctions. Its traditional auctions and Internet auctions are targeted to both collectors and dealers, and feature offerings spanning the modest to ultra-high end price spectrum. Based on its knowledge of the collectibles markets, the Company believes that it is one of the world's largest (measured by aggregate sales) auctioneers of stamps, and a leading auctioneer of rare coins, and sports trading cards & memorabilia.

In both Internet-only and "traditional" auctions, commissions are typically charged from the seller of 5% to 15% and from the buyer of 10% to 15%.

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

The Company conducts traditional auctions under three brands: Greg Manning Auctions ("GMA"); Ivy & Mader Philatelic Auctions ("Ivy & Mader"); and Greg Manning Galleries, Inc. ("GMG"). The GMA brand was created in 1966 and has historically been used primarily for auctions of stamp collections and accumulations targeted to philatelic dealers. The Company created the Ivy & Mader brand in 1993 when it acquired the predecessor to Ivy & Mader Philatelic Auctions, Inc. Since that time, the Ivy & Mader brand has been used for high-end philatelic auctions of rare single stamps and collections targeted to individual collectors as well as dealers. The GMG brand was created in 1996 and focuses on smaller, less expensive and mid-range individual collections.

In addition, in February 2003, GMAI entered into an agreement with Phila China Limited, pursuant to which the Company, through GMG, is expected to conduct not less than four auctions in Hong Kong annually through a collaboration with Phila China. During fiscal year 2003, four stamp auctions were conducted under the GMA brand, three stamp auctions were conducted under the Ivy & Mader brand, two stamp auctions were conducted under GMG and one stamp auction was conducted through the collaboration with Phila China.

"Internet Auctions" are auctions wherein there is no live, natural-person auctioneer and no bidders in a single physical location orally making bids as in a "traditional auction." Rather, all bids are made electronically via the Internet or telephone, and a computer system processes the bids and determines the highest bidder. In October 1998, the Company acquired Teletrade, Inc. and entered the online auction market. Currently, the Company's only owned online auction web site is www.teletrade.com (the Company uses its www.gregmanning.com web site to present electronic catalogs of its "traditional auctions" and to receive electronic bids for its traditional auctions, but does not currently conduct Internet auctions on that site). Additionally, the Company offers via Internet auctions Company owned collectibles and collectibles consigned to it by others on third parties' Internet auction web sites.

Consistent with the Company's full service traditional auction business model and its commitment to customer service, the Company's Internet auctions feature many of the same full service amenities as its traditional auctions. Specifically, unless otherwise noted in a particular sale's terms and conditions, the Company takes physical possession of all items offered for sale prior to the sale, guarantees the genuineness of all items offered, describes the items, collects all sums due, remits the sale proceeds to the seller, and professionally packs and ships the items sold to the buyer. Additionally, because the buyer in an Internet auction has not had an opportunity to personally view the item offered, the Company also offers buyers a 100% Satisfaction Guarantee.

The Company's Internet auction business model is distinct from the more common consumer-to-consumer model employed by Internet auctioneers such as eBay(R) and Yahoo(R) wherein the auctioneer creates and manages the bidding facility and the buyer and seller must workout themselves the procedures for completing the transaction. The Company believes that its business-to-consumer, full service model provides it competitive advantages, distinguishes the Company from other Internet auctioneers, and permits the Company to sell mid-range to high-end, high value collectibles over the Internet.

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

The technology operating the Company's Internet/telephone auctions conducted on the Company's www.teletrade.com web site is known as Interphonic(TM), a Company owned and developed technology, which permits bidders to participate in electronic auctions either by touch-tone telephone or via the Internet.

AUCTION OFFERINGS
-----------------

The Company offers philatelic material through its traditional auctions. Philately, often referred to as stamp collecting, has grown in the United States and globally during the twentieth and twenty-first centuries. The hobby is increasing in popularity due in part to the increased offerings from the United States Postal Service of popular interest issues. The Company believes, based on its knowledge of the market, that the combination of GMA with Ivy & Mader creates one of the world's largest combined philatelic auction houses, although there is limited publicly available data with respect to stamp auction sales, and provides a competitive advantage to the Company through the complementary nature of the two brands' targeted customer bases. In fiscal year 2003, the Company offered over 19,006 philatelic lots in its traditional auctions yielding over $ 15 million in aggregate sales.

The Company offers rare coins and sports trading cards on its www.teletrade.com Internet auction web site. During fiscal year 2003, the Company held 155 coin auctions comprising approximately 800 lots each and 114 sports trading card auctions comprising approximately 820 lots per auction.

Third Party Owned Web Sites
---------------------------

In the past 36 months, the Internet auction industry has experienced dramatic consolidation leaving a very small number of viable broad-based Internet auction websites and several smaller, "niche" Internet auction web sites featuring a limited type and quality of offerings. The Company's www.teletrade.com web site is a successful "niche" Internet auction web site featuring coin and sports trading cards generally spanning the $50 - $5,000 price spectrum.

Collectibles Auction Competition
--------------------------------

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

A number of companies offer business-to-business and business-to-consumer auctions of collectibles, including eBay, Inc., Yahoo! Inc., Amazon.com, Inc., Interactive Collector, Inc. (d/b/a iCollector.com), Collectors Universe, Inc. and Sothebys.com, Inc. Additionally, several companies host consumer-to-consumer auctions of collectibles. While the Company is not in the consumer-to-consumer auction business, these companies' services provide collectors the option to sell or buy their collectibles themselves. Consumer-to-consumer auction sites selling collectibles include eBay, Inc., Yahoo! Inc., Amazon.com, Inc.

MERCHANT/DEALER
---------------

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

A private treaty sale is attractive to some potential consignors because it provides an opportunity for a sale at a fixed price or at a price controlled by the consignor rather than by bidders, as is the case at public auction. Often, a private treaty sale can be consummated more quickly than a sale at auction, providing increased liquidity for the seller. For the Company, private treaty sales provide an opportunity to realize increased revenues because such sales involve fewer costs than auction sales, primarily because there are minimal expenses associated with such sales.

Merchant/Dealer Competition
---------------------------

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

WHOLESALE COIN SALES
--------------------

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

Based on its knowledge of the market, Spectrum believes that it is one of the largest wholesalers of rare coins in the United States (although there is no publicly available data to confirm this belief). Spectrum currently sells, in the aggregate, over $83 million of coins per year.

AUCTION POLICY & PROCEDURES
---------------------------

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

CLIENT SERVICES AND METHODS OF SALE FOR COLLECTIBLES OWNERS
-----------------------------------------------------------

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

CONSIGNOR ADVANCES
------------------

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

The ability to offer cash advances is often critical to the Company's ability to obtain consignments of desirable property. In the case of property sold at an auction, an owner may have to wait up to 45 days after the auction sale date for settlement and payment of the owner's portion of the sales proceeds. In many instances, an owner's motivation to consign property for sale may include a need for cash on an immediate basis. Offering cash advances allow the Company to attract owners who desire immediate liquidity while preserving the opportunity to sell at auction at the highest available price. The Company believes that its ability to make consignor advances on a consistent basis has enabled it to receive regular consignments of high value lots from professional dealers and private collectors.

The amount of a cash advance generally does not exceed 50% of the Company's estimate of the value of the property when sold at auction.

COMPUTERIZATION AND SECURITY
----------------------------

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

FUTURE PLANNED EXPANSION
------------------------

On September 8, 2003, the Company consummated three separate transactions with Auctentia, S.L. ("Auctentia"), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. ("Afinsa"). Prior to the consummation of these transactions, Auctentia and its affiliates owned approximately 43% of the Company's common stock. As a result of the transactions, Auctentia and its affiliates own approximately 72% of the Company's outstanding common stock.

In the first transaction, pursuant to a share purchase agreement with Auctentia, dated as of January 23, 2003, the Company acquired all of Auctentia's equity interests in the following European-based operating subsidiaries of Auctentia in exchange for the issuance of 3,729,226 shares of the Company's common stock:
Corinphila Auktionen AG.; Heinrich Kohler Berliner Briefmarken-Auktionen GmbH; Heinrich Kohler Auktionshaus GmbH & Co. KG;Heinrich Kohler Briefmarkenhandel GmbH & Co. KG; Heinrich Kohler Verwaltungs GmbH;Auctentia Deutschland GmbH; and Auctentia Subastas S.L.

These companies, located in Switzerland, Germany and Spain, are variously engaged in the businesses of providing intermediation for high level collectors through auctions (both live and via the internet), sales, trading and investing in primarily philatelic and numismatic assets.

In the second transaction, in exchange for the issuance to Auctentia of 6,444,318 shares of stock, the Company acquired from Auctentia all of its right, title and interest to all of the outstanding membership interests of GMAI Auctentia Central de Compras, S.L. ("CdC"), a Spanish limited liability company whose principal assets consist of an inventory of certain stamps, art and other collectibles assets contributed by Afinsa. CdC was formed, in December 2002 solely as a holding company to hold the assets sold to GMAI. CdC has historically had no operations and commenced operations as of the closing of the transaction.

CdC will be engaged in the sale, marketing, brokering, distribution, promotion and production of owned and third party collectibles, with an emphasis on specialized philatelic material. It is intended that CdC will use the inventory owned by it immediately prior to the consummation of the transaction to sell at various auctions run by other subsidiaries of GMAI. Other than immaterial sales, such inventory will not be resold to Auctentia or its affiliates.

In the last transaction, the Company issued to Auctentia 2,826,456 shares of its common stock, for a purchase price of the Euro equivalent of US $5.0 million.

The financial results of the above transactions will be included in the Company's consolidated financial statements from and after September 8, 2003.

Reference is made to the Company's definitive proxy statement, filed with the SEC on August 13, 2003, for a complete description of these transactions, particularly the sections entitled "The Proposed Transactions", "The Share Purchase Agreement", "The Inventory Purchase Agreement", "The Subscription Agreement", and "Management's Discussion and Analysis of Financial Condition and Results of Operations of Aucntentia Subsidiaries".

In addition, the Company or one of its subsidiaries will act as exclusive supplier of collectibles for Afinsa on a worldwide basis. Afinsa is engaged, among other things, in commercial and trading activities involving collectibles throughout Europe, and has business relationships with a substantial number of long-term clients, the ultimate purchasers of the goods to be provided by the Company. The purchasing agreement has a five-year term, terminable by either party upon six months' notice after the expiration of the first year of the agreement. Afinsa has agreed to pay a commission equal to 10% of the aggregate purchase price of all goods supplied by the Company to Afinsa during the year. A "monitoring committee" will be established comprised of representatives of the parties for the purposes of ensuring the fulfillment of purchasing agreement terms and conditions.

These transactions are anticipated to have a significant impact on the business, financial condition and results of operations of the Company, including in particular revenue and expenses.

REGULATORY MATTERS
------------------

Regulation of the auction business varies from jurisdiction to jurisdiction, and to the best of management's knowledge and belief, the Company is in compliance with all material and significant regulations governing its business activities.

EMPLOYEES
---------

The Company presently has 64 full-time employees (excluding employees of the companies acquired in connection with the transactions with Auctentia), including its President, Chief Executive Officer and Chairman of the Board, Greg Manning and Chief Financial Officer, Larry Crawford. The Company also hires persons on a temporary basis to assist in organizing its auctions and for other specialized purposes.

Item 2.   DESCRIPTION OF PROPERTY
          -----------------------

The Company's headquarters are located in space leased under an agreement that extends to January 31, 2005 (with an option to purchase) and consists of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell New Jersey at an annual rental of approximately $155,000. The Company also leases approximately 7,300 square feet of office space for its Teletrade subsidiary in Kingston, New York at an annual rental of approximately $103,000. The Company also leases approximately 7,500 square feet of office space in Santa Ana, California for its Spectrum subsidiary at an annual rental of approximately $206,000 and an additional 2,168 square feet for the California operations of its Teletrade subsidiary at an annual rental of approximately $58,500. The Company also rents other storage facilities located mostly in New Jersey, at annual rentals of approximately $48,100.

Item 3.   LEGAL PROCEEDINGS
          -----------------

The Company is not a party to any litigation material to the Company's financial position or results of operations nor, to the knowledge of the Company, is any litigation of a material nature threatened.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

During the fourth quarter of the fiscal year covered by this report, no matter was submitted to a vote of security holders of the Company.

                                     PART II
                                     -------

Item 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
           --------------------------------------------------------

The Company's Common Stock is listed on NASDAQ National Market ("NASDAQ") under the symbol "GMAI". According to American Stock Transfer & Trust and ADP Proxy Services, the holders of record of the Company's Common Stock totaled 90 and beneficial owners of record totaled 1,754 at June 30, 2003.

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

The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 2003, 2002 and 2001 are shown in the following schedule:

                          For the years ended June 30,
   --------------------------------------------------------------------------
                2003                  2002                     2001
   ---------------------------      ---------------        ------------------
   (Quarter)    High     Low          High     Low             High     Low
   ---------------------------      ---------------        ------------------
    First       $1.92    $1.25        $2.35   $1.26           $11.88    $7.69
    Second      $1.91    $1.26        $2.25   $1.30            $8.69    $1.75
    Third       $3.09    $1.45        $2.25   $1.40            $3.22    $1.78
    Fourth      $2.95    $2.15        $1.90   $1.25            $3.01    $1.25


The quotations shown above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

On May 20, 2003, the Company issued to The Tail Wind Fund Ltd. ("Tail Wind") 242,718 shares of stock of the Company in exchange for 2,707,239 shares of stock of GMAI-Asia.com, Inc. owned by Tail Wind. This transaction was entered into in accordance with a Securities Purchase Agreement between the Company and Tail Wind (the "Purchase Agreement"), dated as of May 14, 2001, pursuant to which Tail Wind had the right under certain circumstances to require such exchange. The shares of stock of the Company were valued at $2.06 per share in accordance with the terms of the Purchase Agreement. This stock is subject to certain registration rights.

Equity Compensation Plan Information
------------------------------------

The following table provides information as of June 30, 2003 with respect to the shares of GMAI's common stock that may be issued under GMAI's existing equity compensation plans.


                                                                                                                    (c)
                                                                                                            Number of securities
                                                          (a)                                              remaining available
                                                  Number of securities                (b)                       for future
                                                   to be issued upon            Weighted average           issuance under equity
                                                      exercise of              exercise price of            compensation plans
                                                  outstanding options,        outstanding options,        (excluding securities
 Plan category                                    warrants and rights        warrants and rights ($)     reflected in column (a))
 -------------                                  ------------------------   -------------------------    --------------------------

Equity compensation plans
     approved by security
     holders (1)............................          2,511,333                     $1.97                        551,250

Equity compensation plans not
     approved by security holders...........              --                          --                            --

(1) Consists of the 1993 Stock Option Plan, as amended, and the 1997 Stock Incentive Plan, as amended.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA
           ------------------------------------

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of operations and the consolidated balance sheet data for the years ended June 30, 2003, 2002, 2001, 2000 and 1999, are derived from, and are qualified by reference to, the audited consolidated financial statements of Greg Manning Auctions, Inc.

As described above under "Future Planned Expansion", on September 8, 2003, the Company consummated three separate transactions with Auctentia. In addition, the Company or one of its subsidiaries will act as exclusive supplier of collectibles for Afinsa on a worldwide basis. These transactions are expected to have a significant effect on the future business, financial condition and results of operations of the Company. Accordingly, the historical results of operations presented herein are unlikely to be indicative of future results.

                                                                           Greg Manning Auctions, Inc.
                                                                             Years Ended June 30,
                                                                     (In Thousands, except per share data)
                                             ---------------------------------------------------------------------------------

Consolidated Statements of Operations Data:               2003           2002           2001            2000         1999 (1)
                                                     -------------   ------------   ------------    -----------   ------------

        Net Revenues                                     $ 93,537        $80,777        $67,396       $ 62,379        $77,484
        Net Revenues - Related Party                        7,654            -              -              -              -
        Cost of merchandise sold                           86,672         71,966         62,354         50,559         65,741
                                                     -------------------------------------------------------------------------
            Gross profit                                   14,519          8,811          5,042         11,820         11,743

        General, administrative, and all
           other operating expenses                        10,632         10,041         10,536         10,845          9,136
        Sales and marketing expenses                        1,561          1,578          1,879          2,442          2,033
        Intangible impairment                                   -          4,741          2,158              -              -
        Depreciation and Amortization                         557          1,416          1,564          1,010            739
        Other Expense                                           -              6            340              -              -
        Acquisition and merger costs                            -              -            205            926              -
                                                     -------------   ------------   ------------    -----------   ------------
            Total operating expenses                       12,750         17,782         16,682         15,223         11,908
                                                     -------------   ------------   ------------    -----------   ------------
        Income (loss) from operations                       1,769         (8,971)       (11,640)        (3,403)          (165)

        Interest and other expense (net)                     (702)          (713)        (1,136)        (1,090)        (1,201)
        Gain(Loss) on sale of marketable securities
            and investments                                   (87)             -              -             14          2,555
        Gain on sale of equity method investee              2,035              -              -              -              -
        Income (loss) from operations of
            investee                                            -           (250)        (4,951)          (851)            95
                                                     -------------   ------------   ------------    -----------   ------------
        Income (loss) before income taxes                   3,015         (9,934)       (17,727)        (5,330)         1,284
        Provision for (benefit from) income taxes             192          3,243         (1,404)        (1,661)           461
                                                     -------------   ------------   ------------    -----------   ------------
        Net income (loss)                                 $ 2,823      $ (13,177)     $ (16,323)      $ (3,669)         $ 823
                                                     =============   ============   ============    ===========   ============

        Earnings (Loss) per Share:
            Basic                                          $ 0.22        $ (1.06)       $ (1.58)       $ (0.38)        $ 0.11
                                                     =============   ============   ============    ===========   ============
            Diluted                                        $ 0.22  $     $ (1.06)       $ (1.58)       $ (0.38)        $ 0.11
                                                     =============   ============   ============    ===========   ============

        Weighted average shares:
            Basic                                          12,739         12,469         10,299          9,710          7,355
                                                     =============   ============   ============    ===========   ============
            Diluted                                        12,816         12,469         10,299          9,710          7,799
                                                     =============   ============   ============    ===========   ============

 Consolidated Balance Sheet Data:

        Cash and cash equivalents                         $ 2,250        $ 2,169        $ 2,158        $ 1,092          $ 811
                                                     =============   ============   ============    ===========   ============
        Total Current Assets                               32,615         22,117         25,971         33,265         33,967
                                                     =============   ============   ============    ===========   ============
        Total Assets                                       37,907         27,348         40,452         55,443         46,772
                                                     =============   ============   ============    ===========   ============

        Total Current Liabilities                        $ 22,670        $15,576        $16,885       $ 17,365        $22,840
                                                     =============   ============   ============    ===========   ============
        Total Long-Term Liabilities                            43            116            168            111          3,605
                                                     =============   ============   ============    ===========   ============
        Total Liabilities                                  22,713         15,692         17,053         17,476         26,445
                                                     =============   ============   ============    ===========   ============
        Total Stockholders' Equity                         15,194         11,656         23,399         37,967         20,327
                                                     =============   ============   ============    ===========   ============
        Total Liabilities and Stockholders' Equity       $ 37,907        $27,348        $40,452       $ 55,443        $46,772
                                                     =============   ============   ============    ===========   ============

    (1) All 1999 amounts reflect the acquisition of Spectrum Numismatics International, Inc., which was accounted of using the pooling of interest method of accounting as if it had been acquired July 1, 1998, and also include the operations Teledrade, Inc. (which was accounted for using the purchase method of accounting) from November 1, 1998.

                                            Greg Manning Auctions, Inc.
                                         Condensed Interim Financial Data
                                                    (unaudited)


(In Thousands except per share amounts)                    1st Quarter     2nd Quarter     3rd Quarter    4th Quarter      Total
      -----------------------------------------------------------------------------------------------------------------------------
       2003
      -----------------------------------------------------------------------------------------------------------------------------
       Net Revenues                                $          25,415  $       19,354  $      26,595  $      22,173  $       93,537
       Net Revenues - Related Party                              -               -              -            7,654           7,654
       Cost of merchandise sold                               22,797          17,073         23,386         23,416          86,672
                                                          -----------    ------------------------------------------   -------------
            Gross profit                                       2,618           2,281          3,209          6,411          14,519

       General, administrative, and all                                                                                        -
       other operating expenses                                2,321           2,568          2,452          3,291          10,632
       Sales and marketing expenses                              348             362            435            416           1,561
       Intangible Impairment                                     -               -              -              -               -
       Depreciation and Amortization                             125             119            121            192             557
                                                          -----------    ------------   ------------   ------------   -------------
            Total operating expenses                           2,794           3,049          3,008          3,899          12,750
                                                          -----------    ------------   ------------   ------------   -------------
       Income (loss) from operations                            (176)           (768)           201          2,512           1,769

       Interest and other expense (net)                         (162)           (202)          (165)          (173)           (702)
       Gain from sale of investee-related party                                               2,035                          2,035
       Loss from sale of marketable securities                   -               -              -              (87)            (87)

                                                          ---------------------------------------------------------   -------------
       Income (loss) before income taxes                        (338)           (970)         2,071          2,252           3,015
       Provision for (benefit) income taxes                        -               -              -            192             192
                                                          -----------    ------------   ------------   ------------   -------------
       Net income (loss)                           $            (338) $         (970) $       2,071  $       2,060  $        2,823
                                                          ===========    ============   ============   ============   =============

       Earnings (Loss) per Share:
            Basic                                  $           (0.03) $        (0.08) $        0.16  $        0.17  $         0.22
                                                          ===========    ============   ============   ============   =============
            Diluted                                $           (0.03) $        (0.08) $        0.16  $        0.17  $         0.22
                                                          ===========    ============   ============   ============   =============


 (In Thousands except per share amounts)                    1st Quarter    2nd Quarter    3rd Quarter    4th Quarter   Total
      -----------------------------------------------------------------------------------------------------------------------------
       2002
      -----------------------------------------------------------------------------------------------------------------------------
       Net Revenues                                $          18,680  $       17,436  $      22,053  $      22,608  $       80,777
       Cost of merchandise sold                               16,501          15,030         19,403         21,032          71,966
                                                          -----------    ------------   ------------   ------------   -------------
            Gross profit                                       2,179           2,406          2,650          1,576           8,811
                                                                                                                               -
       General, administrative, and all
       other operating expenses                                2,286           2,328          2,209          3,218          10,041
       Sales and marketing expenses                              353             327            402            496           1,578
       Intangible Impairment                                       -               -              -          4,741           4,741
       Depreciation and Amortization                             362             341            343            370           1,416
       Other expenses                                                                                            6               6
                                                          -----------    ------------   ------------   ------------   -------------
            Total operating expenses                           3,001           2,996          2,954          8,831          17,782
                                                          -----------    ------------   ------------   ------------   -------------
       Income (loss) from operations                            (822)           (590)          (304)        (7,255)         (8,971)
                                                                                                                               -
       Interest and other expense (net)                         (103)           (188)          (160)          (262)           (713)
       Income (loss) from operations of                                                                                        -
            investees                                            -              (250)           -              -              (250)
                                                          -----------    ------------   ------------   ------------   -------------
       Income (loss) before income taxes                        (925)         (1,028)          (464)        (7,517)         (9,934)
       Provision for (benefit) income taxes                      -               -              200          3,043           3,243
                                                          -----------    ------------   ------------   ------------   -------------
       Net income (loss)                           $            (925) $       (1,028) $        (664) $     (10,560) $      (13,177)
                                                          ===========    ============   ============   ============   =============

       Earnings (Loss) per Share:
            Basic                                  $           (0.08)          (0.08) $       (0.05) $       (0.85) $        (1.06)
                                                          ===========    ============   ============   ============   =============
            Diluted                                $           (0.08) $        (0.08) $       (0.05) $       (0.85) $        (1.06)
                                                          ===========    ============   ============   ============   =============

    Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ----------------------------------------------------------------

OVERVIEW
--------

The following section presents a discussion and analysis of the Company's results and operations during the past three fiscal years, and its financial condition at fiscal year end. Statements that relate to the Company's future performance, anticipated financial position, or results of operations for any other future period, are forward-looking statements within the Safe Harbor Provision of the Private Securities Litigation Reform Act of 1995. Such statements which are generally indicated by words or phrases such as "plan," "estimate," "project," "anticipate," "the Company believes," "management expects," "currently anticipates," "remains optimistic," and similar phrases are based on current expectations and involve risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual future results could differ materially from those anticipated, projected or estimated. The factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, particularly in "Results of Operations," and "Liquidity and Capital Resources." The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report. (Dollars in thousands except as noted or per share information)

As described above under "Future Planned Expansion", on September 8, 2003 the Company consummated three separate transactions with Auctentia. In addition, the Company or one of its subsidiaries will act as exclusive supplier of collectibles for Afinsa on a worldwide basis. These transactions are expected to have a material effect on the future business, financial condition and results of operations of the Company. Accordingly, the historical results of operations presented herein are unlikely to be indicative of future results.

GENERAL
-------

The Company operates in one segment consisting of various collectibles, which are summarized, in the accompanying table below. The aggregate sales for the Company for the years ended June 30, 2003, 2002 and 2001, are shown for the respective years subdivided by source and collectible type.

                                                            For the Years Ended June 30,
                                     --------------------------------------------------------------------------
                                                       (In Thousands, except for percentages)

                                                                                           Percentages

                                       2003           2002           2001          2003       2002      2001
                                     --------------------------------------------------------------------------

 Aggregate Sales                       $ 118,232      $ 99,224       $ 96,489        100%      100%      100%
                                     =============  ============   ============

     By Source:

            A. Auction                    21,310        22,608         34,156         18%       23%       35%

            B. Sales of Inventory         96,922        76,616         62,333         82%       77%       65%
                                     -------------  -----------    ------------    --------   -------   -------
                                       $ 118,232      $ 99,224       $ 96,489        100%      100%      100%
                                     =============  ============   ============    ========   =======   =======

     By Collectible Type:

            A. Philatelics                23,397        12,239         15,192         20%       12%       16%

            B. Numismatics                91,894        77,831         58,641         78%       78%       61%

            C. Mass Market Collectibles        -         1,679          5,313          0%        2%        6%

            D. Sports Collectibles         2,796         3,782          7,034          2%        4%        7%

            E. Diamond                         -             -             93          0%        0%        0%

            F. Art                            50            40             39          0%        0%        0%

            G. Other Collectibles             95         3,653         10,177          0%        4%       10%
                                     ------------  ------------   ------------    --------   -------   --------
                                       $ 118,232      $ 99,224       $ 96,489        100%      100%      100%
                                     ============  ============   ============    ========   =======   ========

The Company's aggregate sales are generated by the sale of property at auction, by private treaty and by sale of the Company's inventory. Aggregate sales consist of the total proceeds realized from the sale of property and include the Company's commissions when applicable. Property sold by the Company is either consigned by the owner of the property, or is owned by the Company directly.

Total revenues included in the Consolidated Statements of Operations are comprised of sales of inventory owned by the Company and commissions earned on the respective sales of consigned inventory. The Company's revenues are represented by the sum of (a) the proceeds from the sale of the Company's inventory, and (b) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 5% to 15% (although the commission may be slightly lower on high value properties) and a commission of 10% to 15% from the buyers.

Only revenues and not aggregate sales are included in the accompanying Consolidated Statements of Operations since aggregate sales are not recognized in accordance with accounting principles generally accepted in the United States of America.

The following table sets forth, for the periods presented certain data from our consolidated statements of operations as a percentage of net revenues. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.


                                                  Fiscal Year
                                                2003             2002           2001
                                            --------------------------------------------------
Net Revenue                                        100.0  %         100.0  %       100.0  %
Gross Profit                                        14.3             10.9            7.5

Operating Expenses
      General and Administrative                     5.1              6.8            8.0
      Depreciation and Amortization                  0.6              1.8            2.3
      Intangible Impairment                          0.0              5.9            3.2
      Other Expense                                  0.0              0.0            0.5
      Salaries and Wages                             5.4              5.5            7.7
      Acquisition and Merger Costs                   0.0              0.0            0.3
      Marketing                                      1.5              1.9            2.8
                                            --------------------------------------------------
Total Operating Expenses                            12.6             21.9           24.8
                                            --------------------------------------------------
Earnings (Loss) from operations                      1.7            (11.0)         (17.3)

Interest Income and Expense (net)                   (0.7)            (0.9)          (1.7)
Gain on sale of investee                             2.0             (0.3)          (7.3)
Loss on sale of marketable securities                0.0              0.0            0.0
                                            --------------------------------------------------
Earnings (Loss) before income taxes                  3.0            (12.2)         (26.3)
                                            --------------------------------------------------
Provision for (Benefit from) income taxes            0.2              4.0           (2.1)
Net Income (Loss)                                    2.8  %         (16.2) %       (24.2) %
                                            ==================================================

Results of Operations Years ended June 30, 2003 and 2002 (Dollars in thousands except as noted or per share information)

    Revenues:

            For the year ended June 30, 2003, operating revenues increased by approximately $20,414 (25%) from approximately $80,777 for the year ended June 30, 2002 to approximately $101,191 for the year ended June 30, 2003. This increase is almost exclusively attributable to an increase in sales of owned inventory of approximately $20,306 (27%). This increase was in part the result of higher sales of coins of approximately $14,063 as well as an increase in stamp revenue of approximately $4,671. The increase in stamp sales was due to sales to Afinsa Bienes Tangibles S.A. ("Afinsa"), a related party, in the amount of $7,654. The combined gains from coin and stamps were reduced by $2,652 due to the sale of the comic and movie poster division in September 2001. For the year ended June 30, 2002, operating revenues contained comic book sales and auctions of $2,650. Also there was a decrease of $774 due to a softening of the sports market.

            The Company has entered into an agreement with Afinsa pursuant to which it, or one of its subsidiaries, will act as exclusive supplier of collectibles for Afinsa on a worldwide basis. It is expected that commencing in the year ended June 30, 2004, the Company will generate additional revenues earned under that agreement.

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

            Gross profit increased to approximately $14,519 for the year ended June 30, 2003 from approximately $8,811 for the year ended June 30, 2002. This represents an increase of approximately $5,708 (65%). Included in the Cost of Merchandise Sold are reserves recorded to reflect management's estimate of net realizable value of inventories relating to price variability of approximately $0 and $1,400 for the years ended June 30, 2003 and 2002, respectively. A significant amount of the increased gross profit was derived from direct sales of two large specialty collections to Afinsa (a related party) in the fourth quarter. Stamp sales to Afinsa are expected to continue in the ensuing quarters although the amount may fluctuate. Additional gross profit from higher coin sales was approximately $932.

            Gross profit percentage increased from 11% for the fiscal year end 2002 to 14% for fiscal year end 2003. The largest contributing factor to the increase in gross profit percentage was $7,350 in direct sales of two large specialty collections to Afinsa (a related party) in the fourth quarter. Exclusive of sales to Afinsa, the gross profit percentage for fiscal 2003 would be 12% as compared to 11% for fiscal 2002. The increase was the result of higher gross profit margins on auction sales of owned stamp inventory, which is reflective of the improvement in quality and pricing of stamp purchases by the Company.

            The gross profit percentage can vary depending on the market demand and market conditions relative to each type of the product being sold and the proportion of the revenue mix between sales of merchandise and commissions earned, whereby sales of merchandise as compared to commissions earned yield a gross profit of less than 100%.

   Operating Expenses:

            The decrease in total operating expenses (28%), in combination with the revenue increases (25%) had the effect of decreasing total operating expenses as a percentage of operating revenue from 22% during the year ended June 30, 2002 to 13% in the year ended June 30, 2003. The Company recorded expenses relating to bad debt of $172 and $601 for 2003 and 2002 , respectively. Over the past five years the average ratio of bad debt to aggregate sales was less than 1%. The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 2003 was approximately $12,750 compared with approximately $17,782 for the year ended June 30, 2002, representing a decrease of approximately $5,032 (28%). Included in the operating loss for the year ended June 30, 2002 are expenses relating to intangible impairments of $4,741 as compared to $0 in the year ended June 30, 2003. The intangible impairment charges were based on future discounted cash flows as further described in the Company's Critical Accounting Policies. Depreciation and amortization for the year ended June 30, 2003 exclusive of intangible impairments decreased $859 from approximately $1,416 in the year ended June 30, 2002 to approximately $557 in the year ended June 30, 2003. Depreciation decreased $169 and amortization $690 in the year ended June 30, 2003. The reduction of amortization expense is the result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No 142 as of July 1, 2002 which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The test conducted for year ended June 30, 2003 resulted in no impairments. G&A expenses decreased approximately $336 in year ended June 30, 2003 when compared to 2002 in large part due to charges of $209 of service fees for Greg Manning Direct in the year ended June 30, 2002 with $0 in the year ended June 30, 2003. Salaries increased $927 in the year ended June 30, 2003 due in part to an increase in personnel to handle the increase in coin and stamp inventory and corresponding sales but also in the form of bonuses both contractual, $413, and discretionary, $215.

    Interest income and expense:

            Interest expense increased approximately $38 (5%) to approximately $874 for the year ended June 30, 2003 as compared to that of the previous year largely due to financing for specific inventory purchases with the seller. Interest income increased during the year ended June 30, 2003 by approximately $48 (38%). The interest income in the year ended June 30, 2002 was lower due to the write-off of finance charges, which were deemed uncollectible.

    Provision for Income Taxes:

            The Company's effective tax rate for the year ended June 30, 2003 and 2002 were approximately 6% and 33%, respectively. The difference relates to a state tax expense for 2003 as compared to an increase in the valuation allowance provided for all deferred tax asset attributes in 2002. This rate may change in future periods if operating results or acquisition related costs differ significantly from current projections.

            During 2002, both the State of New Jersey and California passed tax legislation, which, among other things, requires the suspension of the use of state net operating loss carry-forwards for two years. As a result, there is provision for state income taxes for the year ended June 30, 2003. In order to compensate for the suspension of the state net operating losses, the period of availability has been extended by two years.

     Net Income (Loss):

            The Company recorded net income for the year ended June 30, 2003 of approximately $2,823 compared to a loss of approximately $13,177 for the year ended June 30, 2002 an increase of net income of approximately $16,000 during this period. The increase in gross profit of approximately $5,708, a reduction of depreciation and amortization expense including intangible impairment of approximately $5,600, the gain on sale of an equity method investee of $2,035 to Afinsa-related party and a reduction in tax expense of $3,051 made up the change in net income for the fiscal ended June 30, 2003 in comparison the fiscal year ended June 30, 2002. The tax expense of $3,243 in the fiscal year ended June 30, 2002 was the result of an increase in the valuation allowance provided for all deferred tax asset attributes in 2002.

Results of Operations Years ended June 30, 2002 and 2001 (Dollars in thousands except as noted or per share information)

    Revenues:

            For the year ended June 30, 2002, operating revenues increased approximately $13,381 (20%) to approximately $80,777 compared with approximately $67,396 for the year ended June 30, 2001. This increase is largely attributable to an increase in sales of owned inventory of approximately $14,283 (23%). This increase was entirely the result of higher sales of coins of approximately $22,500. The increase in coin revenue was partially offset by a decrease in commission revenue of approximately $900, a decrease of $4,700 due to the sale of the comic and movie poster division in September 2001 and a decrease of $1,700 due to a softening of the sports market.

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

            Gross profit increased from approximately $5,042 for the year ended June 30, 2001 to approximately $8,811 for the year ended June 30, 2002. This represents an increase of approximately $3,769 (75%). Included in Cost of Merchandise Sold are reserves recorded to reflect management's estimate of net realizable value of inventories relating to price variability of approximately $1,400, $2,400 and $500 for the years ended June 30, 2002, 2001 and 2000, respectively. The increased gross profit also reflects a stronger realization of inventory value resulting from management's aggressive program to lower inventory balances of poorly performing inventory by selling such inventory to generate cash and meet working capital needs, which was initiated in fiscal 2001. The Company's program consisted of selling inventory in order to generate cash. Inventory turnover in this industry is relatively low because goods are sold depending on market conditions as to not flood the market and are held in inventory until their peak values. The aggressive program also refers to the Company selling inventory to meet working capital needs instead of waiting for peak market conditions. In general, in the collectibles industry, inventory turnover is relatively low, as goods are sold depending on market conditions to avoid flooding the market and with an eye toward holding inventory until it reaches its peak value. Beginning in fiscal year 2001, to generate cash and to meet working capital needs, the Company sold inventory based upon need rather than waiting for values to peak.

    Operating Expenses:

            The increase in operating expenses (7%), in combination with the revenue increases (20%) had the effect of decreasing operating costs as a percentage of operating revenue from 25% during the year ended June 30, 2001 to 22% in the year ended June 30, 2002. The Company recorded expenses relating to bad debt of $601 (.61% of aggregate sales) in fiscal 2002 and $415 (.43% of aggregate sales) during fiscal 2001. Over the past five years (including fiscal 2001 and fiscal 2002) the average ratio of bad debt to aggregate sales was less than 1%. The Company's aggregate operating expenses, for the year ended June 30, 2002 totaled approximately $17,782 compared with approximately $16,682 for the year ended June 30, 2001, representing an increase of approximately $1,100 (or 7%).

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

    Interest Income and Expense:

            Interest expense decreased approximately $591 (41%) to approximately $837 for the year ended June 30, 2002 as compared to that of the previous year. This decrease was attributable to lower average borrowings caused primarily by the repayment of loans as well as a reduction of the loan guarantee fee paid to Greg Manning from $191 in the year ended June 30, 2001 to $29 in the year ended June 30, 2002. Interest income decreased during the year ended June 30, 2002 by approximately $168 (58%). This was caused by an overall decrease in advances to consignors.

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

    Net Income (Loss):

            The Company recorded a net loss for the year ended June 30, 2002 of approximately $13,177 compared to approximately $16,323 for the year ended June 30, 2001 and reflected a decreased loss of approximately $3,146 (19%) during this period. The increase in gross profit of approximately $3,769 during the year ended June 30, 2002, was the main contributing factor, while a decrease in the loss from operations of investee of approximately $4,701 from fiscal 2001 and an increase in the provision for income taxes (benefit) of approximately $4,647 compared to the previous year offset each other.

EUROPEAN MONETARY UNION
-----------------------

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

The Company believes that it's European financial and cash management operations affected by the euro conversion have adequately been prepared for its introduction. The Company is able to determine the ultimate financial impact, if any, of the euro conversion on its operations, given that the impact will be dependent upon the competitive situations that exist in the various regional markets in which the Company participates.

OFF-BALANCE SHEET ARRANGEMENTS
------------------------------

The Company has no off-balance sheet arrangement that has or is reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Operating Activities:
---------------------

The Company experienced a negative cash flow from operating activities of approximately $1,170 for the year ended June 30, 2003 as compared to a negative cash flow of approximately $437 for 2002, a decrease of approximately $733. Inventory purchases resulted in a decrease in cash flow of $3,895 in 2003 from a positive cash flow of $2,209 in 2002. The large difference was due to the purchase of large collections in the fourth quarter of 2003 of both coins and philatelics. Accordingly, because of the inventory purchases there was a positive cash flow of $5,679 in 2003 from accounts payable as compared to a negative cash flow of $72 in 2002 or a net change of $5,751. Overall there was a positive change in cash and cash equivalents in 2003 of $81.

The Company experienced a negative cash flow from operating activities of approximately $437 for the year ended June 30, 2002 as compared to a positive cash flow of approximately $620 for 2001, a decrease of approximately $1,057. This decrease in cash flow for the year ended June 30, 2002 was primarily attributable to a decline in the net change in inventory of approximately $2,209 as compared to a decrease of $6,248 in year ended June 30, 2001.

Investing Activities:
---------------------

The Company had negative cash flow from investing activities of approximately $818 for the year ended June 30, 2003, which was mainly comprised of payments for capital expenditures of $231 and a loan to a related party in the amount of $600.

The Company had a negative cash flow from investing activities of approximately $381 for the year ended June 30, 2002 as compared to a negative cash flow of $720 for the year ended June 30, 2001 or an increase of $339. The reduction in negative cash flow in 2002 was attributable to a decline in capital expenditures in the amount of approximately $797 offset by proceeds from the sale of an equity method investee in the amount of $500.

Financing Activities:
---------------------

The Company had positive cash flow from financing activities of approximately $2,069. During 2003, the Company had additional borrowings of $635 from demand notes payable - related party. The Company also established a new line of credit with Banco Santander Hispano, S.A., on April 17, 2003 with borrowings of $2,500. These increases were offset by the repayment of $1,208 relating to notes payable and capital leases. Additionally there was an increase in cash from the exercise of options of $142.

Under an agreement dated March 15, 2003, GMAI sold all of its then-outstanding interest in GMAI-Asia to Afinsa for $2,035, consisting of 8,140,000 shares of GMAI-Asia.com common stock. The proceeds from the sale were used to pay off all amounts outstanding under GMAI's revolving line of credit with Afinsa.

The Company had positive cash flow from financing activities of approximately $829 in the year ended June 30, 2002 or a decrease of $337 compared to fiscal fiscal year ended 2001. Part of the decrease in fiscal 2002 was due to a total reduction in debt of $1,151 and a decrease of $361 in proceeds from the sale of common stock. In 2002 there were no purchases of treasury stock as opposed to a purchase of $1,215 of treasury stock in 2001.

Credit and Financing Facilities:
--------------------------------

The Company's Credit and Financing Facilities, which are included in the above discussion, consist of the following:

On April 17, 2003, GMAI entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. for a credit facility of up to $2,500. Borrowings under this facility bear interest at a rate of prime plus .25%. The agreement has been guaranteed by Afinsa and requires that Auctentia maintain ownership of at least 43% of the outstanding shares of voting stock of GMAI. The agreement expires on April 12, 2004. The agreement contains other standard agreements and covenants. At June 30, 2003, GMAI had borrowed $2,500 under this facility.

The Company has a secured loan from a privately held capital fund in the amount of $4,300 as of on June 30, 2003. The loan is collateralized by inventory and has an interest rate of 10%. The loan is due December 31, 2003.

The Company has a note payable, collateralized by specific coin inventory with an interest rate of 9% with quarterly payments of $500 commencing in April 2002 until the loan maturity date in August 2003. Borrowing under this note were $125 as of June 30, 2003. Such amounts were repaid as of the date of this report.

The remaining notes payable consist of capital leases for the purchase of equipment bearing interest at rates ranging from 13% to 21%. Total borrowings outstanding under the leases were $140 as of June 30, 2003.

During 2002, the Company entered into an agreement with Afinsa pursuant to which Afinsa agreed to provide the Company with a revolving credit facility of up to $2,000. Borrowings under that facility bear interest at an annual rate of 8%. The agreement also provided that any borrowings not repaid in accordance with the terms of the agreement could have been converted into GMAI stock at the discretion of Afinsa. The agreement expired October 2002 and was renewed for an additional six months. All borrowings under this facility were repaid in March 2003 and this renewed facility has expired. No borrowings under this facility were converted into GMAI stock.

As of June 30, 2003, the Company had an aggregate of $7,065 of debt outstanding under the above credit and financing facilities.

NEED FOR FUTURE LIQUIDITY
-------------------------

The Company's need for liquidity and working capital may increase as a result of its continuing business expansion activities. In addition to the need for such capital to enhance the Company's ability to offer cash advances to a larger number of potential consignors of property (which is an important aspect of the marketing of an auction business), the Company may require additional working capital in the future in order to acquire collectibles for sale in the Company's business, to expand into sales of other collectibles and to initiate any other new business activities.

Management believes that the Company's cash flow from ongoing operations supplemented by the Company's working capital credit facilities will be adequate to fund the company's working capital requirements for the next 12 months. However, to make any additional significant acquisitions, the Company may consider exploring financing alternatives, including increasing its working capital credit facilities or raising additional debt or equity capital. The raising of additional equity capital will cause dilution to existing shareholders.

CONTRACTUAL OBLIGATIONS
-----------------------

Our contractual obligations related to non-cancelable operating and capital leases at June 30, 2003 were as follows:

                                             Payment due by period
                                -----------------------------------------------
                                            Less      1-3      3-5       More
                                            than                         than
                                  Total    1 year    years    years     5 years
                                -----------------------------------------------
Demand Notes                      6,925    6,925
Long-Term Debt
Capital Lease Obligations           139       90      48
Operating Lease Obligations       1,288      546     743
                                -----------------------------------------------
Total                             8,352    7,561     791


The Company has a commercial commitment as of June 30, 2003 consisting of a guarantee of $2,400 of indebtedness of China Everbright Bank, which was entered into in connection with certain transactions involving GMAI-Asia. Under an agreement dated March 15, 2003, GMAI sold all of its then-outstanding interest in GMAI-Asia for $2,035, consisting of 8,140,000 shares of GMAI-Asia.com common stock. The proceeds from the sale were used to pay off all amounts outstanding under GMAI's revolving line of credit with Afinsa. The GMAI guarantee is still outstanding; however, Afinsa has agreed to indemnify GMAI for any obligation or liability under the guarantee.

AUCTION CYCLES
--------------

A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the years ended June 30, 2003 and 2002 the Company's expense relating to bad debt was approximately $172 and $601 respectively. For the years ended June 30, 2003 and 2002 the Company's history of bad debts has been less than 1% of revenue.

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

Approximately 6 weeks after the auction date, often referred to as the settlement date, the payables to consignors decrease to zero as all the consignors are paid and the Company withholds a portion of the amounts due the consignor for the sale of the property as an offset to repay the principal amount and the accrued interest on the cash advances to consignors (or loans to consignors), and there is a decrease in cash, corresponding to the net amount paid to the consignors.

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

INFLATION
---------

The effect of inflation on the Company has not been significant during the last three fiscal years.

CRITICAL ACCOUNTING POLICIES
----------------------------

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

REVENUE RECOGNITION
-------------------

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
---------------------------------------------------

The Company makes judgments as to our ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become known.

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

If the historical data the Company uses to calculate the allowance provided for doubtful accounts does not reflect the future ability to collect outstanding receivables, additional provisions for doubtful accounts may be needed and the future results of operations could be materially affected. In recording any additional allowances, a respective charge against income is reflected in the general and administrative expenses, and would reduce our operating results in the period in which the increase is recorded.

INVENTORY VALUATION AND CLASSIFICATION
--------------------------------------

Inventories are stated at the lower of cost or market ("LCM"), which reflects management's estimates of net realizable value. Inventories are accounted for under the specific identification method. In instances where bulk purchases are made, the cost allocation is based on the estimated market values of the respective goods. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has declined in value and incurs a charge to operations for such declines. The Company records write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on a percentage of the inventory aging by category type, unless the Company implores a marketing strategy to sell goods over time. If actual market conditions are less favorable than those projected by management and the Company's estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required. Increases in write-downs and adjustments are recorded in the period in which they are identified and a resulting charge to cost of merchandise sold is recorded which would reduce our operating results in the period in which the increase is recorded.

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

INTANGIBLE ASSETS
-----------------

Goodwill
--------

Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired. Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. Management has determined that it operates as one reporting unit and therefore assesses goodwill for impairment on an enterprise -wide basis. Management evaluates the recoverability of goodwill using the Company's market capitalization, which determines if the carrying value of goodwill is impaired. If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

Prior to the adoption of SFAS 142 on July 1, 2002, the Company amortized goodwill over its estimated useful life and evaluated goodwill for impairment in conjunction with its other long-lived assets.

Other Intangible Assets
-----------------------

Other purchased intangibles consisting of trademarks and customer list, purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives.

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

Annually, the Company performs this analysis with assistance from an independent valuation expert. The Company evaluates the recoverability of other purchased intangibles using undiscounted cash flows whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In performing these analyses uses the best information available in the circumstances including reasonable and supportable assumptions and projections.

INCOME TAXES
------------

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company assesses the likelihood of our deferred tax assets being recovered from future taxable income. The Company then provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such assets to be more likely than not. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance, there is no assurance that the valuation allowance would not need to be increased in the future to cover additional deferred tax assets that may not be realizable. Any increase in the valuation allowance could have a material adverse impact on net income in the period in which such determination is made.

New Accounting Pronouncements
-----------------------------

Refer to Note 1 in the accompanying consolidated financial statements.

Safe Harbor Statement
---------------------

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

     o At times there may be a limited supply of collectibles available for sale by the Company, as well as the Auctentia subsidiaries. Such supply historically has varied from time to time. While neither the Company nor the Auctentia subsidiaries have generally experienced a lack of collectibles that has prevented them from conducting appropriately sized auctions on an acceptable schedule, no assurance can be given that the Company or the Auctentia subsidiaries will be able to obtain consignments of suitable quantities of collectibles in order to conduct auctions of the size, and at the times, the Company may desire in the future. The inability to do so would have a material adverse effect on the Company.

            Furthermore, the popularity of collectibles could decline. This could affect the market value of inventory that GMAI currently holds, including the inventory acquired under the inventory purchase agreement, or inventory it, CdC and the Auctentia subsidiaries may acquire in the future.

     o The business of selling stamps, coins, and other collectibles at auction and in retail sales is highly competitive. The Company and the Auctentia subsidiaries compete with a number of auction houses and collectibles companies throughout the United States and the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it or the Auctentia subsidiaries operate, there can be no assurances that other companies with greater financial and other resources and name recognition will not enter the market. Among the primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc., H.R. Harmer, Robert A. Siegel, Philatelists on Line and eBay. With respect to sports trading card and sports memorabilia auction business, the primary competitors are Lelands, Mastro Auctions, Sotheby's, Collector's Universe and eBay. With respect to coin operations, the main competitors are Heritage, Stacks, Collector's Universe, Bower's and Merena, and Superior.

            With respect to internet operations, the market for internet products and services is highly competitive and there are no substantial barriers to entry. GMAI expects that competition will continue to intensify. Many of

            GMAI's internet competitors have more experience than we have maintaining internet operations and have greater brand recognition.

     o As a result of the issuance of 13,000,000 shares to Auctentia on September 8, 2003 in connection with the consummation of the share purchase agreement, the inventory purchase agreement and the subscription agreement, Auctentia and its affiliates currently beneficially own approximately 72% of the issued and outstanding shares of GMAI's common stock. This represents a substantial dilution in the current voting power of non-Auctentia related stockholders of GMAI. As a result, Auctentia and its affiliates will be able to elect the entire board of directors of GMAI. Auctentia and its affiliates also may be able to approve other actions as a stockholder without obtaining the votes of other stockholders of GMAI or impede transactions that may be desirable for other stockholders. In addition, this concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for GMAI's common stock.

     o GMAI and Auctentia have signed a registration rights agreement pursuant to which Auctentia may request that 18,562,719 shares of GMAI common stock beneficially owned by it (including 126,833 warrants to purchase GMAI common stock) be registered by GMAI at GMAI's expense. Auctentia has agreed that the 3,729,226 shares of GMAI stock it receives pursuant to the share purchase agreement will not be sold or otherwise transferred for a period of 18 months following the closing. All other registrable GMAI common stock owned by Auctentia (that is, approximately 57% of the outstanding shares of GMAI common stock) will be freely tradable immediately after any registration.

     o The transactions contemplated by the share purchase agreement will present challenges to management, including the integration of the operations, product lines, technologies and personnel of GMAI and the Auctentia subsidiaries, and special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. GMAI cannot be certain that it will successfully integrate or profitably manage the Auctentia subsidiaries' business. In addition, there can be no assurance that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies or that the transactions contemplated by the share purchase agreement will result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of GMAI and the Auctentia subsidiaries are complicated by the necessity of coordinating geographically separated organizations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of GMAI's businesses, including the businesses acquired in the transactions. Additionally, the combined companies may experience slower rates of growth as compared to historical rates of growth of GMAI and the Auctentia subsidiaries independently.

     o The Company's future success depends to a significant extent on its retaining services of senior management and other key personnel, particularly GMAI's President and Chief Executive Officer, Greg Manning, and the President of Spectrum Numismatics International, Inc., Greg Roberts. GMAI's business would be adversely affected if for any reason it failed to retain the services of Messrs. Manning or Roberts and failed to engage suitable replacements.

     o GMAI's operations may be adversely affected by governmental regulation and taxation of the Internet, which is subject to change. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in enactment of laws concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities and jurisdictional issues. These laws could harm the Company's business by increasing its cost of doing business or discouraging use of the Internet.

     o The Company's business will be adversely affected if use of the Internet by consumers, particularly purchasers of collectibles, does not continue to grow. A number of factors may inhibit consumers from using the Internet. These include inadequate network infrastructure, security concerns, inconsistent quality of service and a lack of cost-effective high-speed service. Even if Internet use grows, the Internet's infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, many web sites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays occur frequently in the future, use of the Internet, as well as use of our web sites, could grow more slowly or decline.

     o In addition, the tax treatment of the Internet and electronic commerce is currently unsettled. A number of proposals have been made that could result in Internet activities, including the sale of goods and services, being taxed. The U.S. Congress has passed the U.S. Internet Tax Information Act, placing a moratorium on new state and local taxes on Internet commerce through November 1, 2003. There may, however, be enacted in the future laws that change the federal, state or local tax treatment of the Internet in a way that is detrimental to our business.

     o Some local telephone carriers claim that the increasing popularity of the Internet has burdened the existing telecommunications infrastructure and that many areas with high Internet use are experiencing interruptions in telephone service. These carriers have petitioned the U.S. Federal Communications Commission to impose access fees on Internet service providers. If these access fees are imposed, the cost of communicating on the Internet could increase, and this could decrease the demand for our services and increase our cost of doing business.

     o The Company holds rights to various web domain names. Governmental agencies typically regulate domain names. These regulations are subject to change. GMAI may not be able to acquire or maintain appropriate domain names in all countries in which it or its affiliates do business. Furthermore, regulations governing domain names may not protect the Company's trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of its trademarks and other proprietary rights.

     o The Company cannot accurately forecast revenues of its business or the business of the Auctentia subsidiaries, particularly with respect to stamp auction operations. Due to difficulty anticipating levels or values of consignments at any given time, the stamp auction business is susceptible to significant fluctuations in operating results and revenue shortfalls, which could adversely affect the Company's business. In addition, GMAI's operating results in the coin business are dependent upon product availability over the short and long term, which cannot be predicted with any certainty. Future fluctuations in operating results or revenue shortfalls of the Company or the Auctentia subsidiaries could adversely affect the success of the Company. If revenue fails to offset operating expenses in the future, the Company may be required to fund future operations through the sale of additional common stock, which could cause the market price of its stock to decline, as well as have a dilutive effect on the value of its common stock currently outstanding.

            In addition, the Company may be adversely affected by the loss of one or more major customers.

     o The market price of GMAI common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond GMAI's control, including: sales of GMAI common stock by stockholders; actual or anticipated fluctuations in GMAI's operating results; the operating and stock price performance of other comparable companies; developments and publicity regarding GMAI's industry; and general economic conditions.

            In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of GMAI common stock, regardless of GMAI's actual performance, and could enhance the effect of any fluctuations that do relate to its operating results.

     o The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings;
            (ii) settlements, investigations, claims and changes in those items; and (iii) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

     o GMAI has incurred net losses of $13,177,000, $16,323,000, and $3,668,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Through the transactions with Auctentia and otherwise, GMAI is seeking to reduce operating expenses, optimize profitability and align resources with long-term business growth strategies, as well as to explore new sources of collectibles in an effort to increase margins and revenues from commissions. There can be no assurance that these steps (or any others) will result in a significant improvement in GMAI's financial condition, on either a short or long-term basis.

            Although the Company's results of operations for the year ended June 30, 2003 reflect a significant improvement over recent years' results, a significant portion of the gross profit for the year was attributable to sales to one related party. A decrease in the level of sales to this party could have a material adverse effect on the Company.

     o The Company's future results of operations could be adversely affected by changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants.


This list should not be considered an exhaustive statement of all potential risks and uncertainties.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

The Company does not believe that it is exposed to significant market risk through interest rate risks, foreign currency exchange risks, commodity price risks or other similar market risks. The Company's interest rates are generally market-based. In addition, because its business is operated primarily in the United States of America, its transactions are executed in U.S. dollars. Subsequent to the closing of the transactions with Auctentia as discussed above, we will have business operations in Europe; however, all transactions in Europe will be executed and settled in Euros.

The Company will assess the significance of interest rate, exchange rate and other market risk on a periodic basis and will implement strategies to manage risk as appropriate.

Item 8......FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 8:

                                      INDEX
                                                                           Page
                                                                           ----

      Report of Independent Accountants.....................................32

      Consolidated Balance Sheets -
      June 30, 2003 and 2002................................................33

      Consolidated Statements of Operations -
      Years ended June 30, 2003, 2002 and 2001..............................34

      Consolidated Statement of Stockholders' Equity -
      Years ended June 30, 2003, 2002 and 2001..............................35

      Consolidated Statements of Cash Flows - Years
      ended June 30, 2003, 2002 and 2001....................................38

      Consolidated Statements of Comprehensive Income (Loss) -
      Years ended June 30, 2003, 2002 and 2001..............................39

      Notes to Consolidated Financial Statements............................40

                        Report of Independent Accountants





To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.



We have audited the accompanying consolidated balance sheets of Greg Manning Auctions, Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, cash flows and comprehensive income (loss) for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its Subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill.




/s/ Amper, Politziner & Mattia P.C.

September 4, 2003, except for Note 20 as to which the date is September 8,
2003
Edison, New Jersey

                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheets
                                    June 30,
                    (In Thousands, except Per Share Amounts)


                                                                         2003             2002
                                                                       ---------        ---------
                                         Assets
                                         ------

 Current Assets
            Cash and Cash Equivalents                                  $   2,250        $   2,169
            Accounts Receivable, net;
                        Auctions and Trade                                 7,948            6,979
                        Related Party                                      4,588                -
                        Advances to Consignors                               781            1,164
            Inventory                                                     15,871           11,425
            Prepaid Expenses                                               1,177              380
                                                                      ----------       ----------
                         Total Current Assets                             32,615           22,117

            Property and Equipment, Net                                      744              948
            Goodwill, Net                                                  1,516            1,516
            Other Purchased Intangibles, Net                                 943            1,065
            Marketable Securities                                             49               76
            Investment in Investees                                          500                -
            Other Non-Current Assets
                        Loans Receivable Related Party                       600                -
                         Inventory                                           850            1,400
                         Other                                                90              226
                                                                      ----------       ----------
                         Total Assets                                 $   37,907       $   27,348
                                                                      ==========       ==========

                          Liabilities and Stockholders' Equity
                          ------------------------------------
 Current Liabilities
            Demand Notes Payable  - Bank                               $   2,500       $        -
            Demand Notes Payable - Related Party                               -            1,400
            Notes Payable and Capital Leases                               4,522            5,657
            Payable to Third Party Consignors                              2,468            2,945
            Accounts Payable                                               9,741            4,062
           Advances Payable                                                  827                -
           Accrued Expenses                                                2,612            1,512
                                                                      ----------       ----------
                         Total Current Liabilities                        22,670           15,576
            Notes Payable and Capital Leases - Long Term                      43              116
                                                                      ----------       ----------
                         Total Liabilities                                22,713           15,692

Stockholders' Equity
                 Preferred Stock, $.01 par value. Authorized
                           10,000 shares; none issued                          -                -
                 Common Stock, $.01 par value.
                           Authorized: 40,000 shares
                           Issued June 30, 2003 - 13,417 shares              134              130
                           Issued June 30, 2002 - 13,072 shares
                 Additional paid in capital                               46,480           45,842
                 Accumulated other comprehensive income:
                 Unrealized loss on marketable securities, net of tax       (236)            (309)
                 Accumulated Deficit                                     (28,636)         (31,459)
                 Treasury stock, at cost
                          368 shares at June 30, 2003 and 2002            (2,548)          (2,548)
                                                                      ----------       ----------
                         Total Stockholders' Equity                       15,194           11,656
                                                                      ----------       ----------
                         Total Liabilities and Stockholders' Equity   $   37,907       $   27,348
                                                                      ==========       ===========

           See accompanying notes to consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,
                    (In Thousands, Except Per Share Amounts)

                                                          2003             2002               2001
                                                       ---------         ---------         ---------
 Operating Revenues
      Sales of inventory                               $  89,268         $  76,616         $  62,333
      Sales of inventory - related party                   7,654              --                --
      Commissions earned                                   4,269             4,161             5,063
                                                       ---------         ---------         ---------
          Total Revenues                                 101,191            80,777            67,396

Cost of merchandise sold                                  86,672            71,966            62,354
                                                       ---------         ---------         ---------
          Gross profit                                    14,519             8,811             5,042

Operating Expenses
      General and Administrative                           5,175             5,511             5,373
      Salaries and Wages                                   5,457             4,530             5,163
      Intangible Impairment                                 --               4,741             2,158
      Marketing                                            1,561             1,578             1,879
      Depreciation and Amortization                          557             1,416             1,564
      Other Expense                                         --                   6               340
      Acquisition and Merger Costs                          --                --                 205
                                                       ---------         ---------         ---------
Total Operating Expenses                                  12,750            17,782            16,682
                                                       ---------         ---------         ---------
          Operating Income (Loss)                          1,769            (8,971)          (11,640)

Other Income (expense)
      Gain on sale of investee - Related Party             2,035              --                --
      Realized Loss on sale of marketable
        securities                                           (87)             --                --
      Interest Income                                        172               124               292
      Interest Expense                                      (874)             (837)           (1,428)
      Loss from operations of investee                      --                (250)           (4,951)
                                                       ---------         ---------         ---------
      Earnings (Loss) before income taxes                  3,015            (9,934)          (17,727)
Provision for (Benefit from) income taxes                    192             3,243            (1,404)
                                                       ---------         ---------         ---------
Net Income (Loss)                                      $   2,823         $ (13,177)        $ (16,323)
                                                       =========         =========         =========

Basic Earnings (Loss) per Share:
      Weighted average shares outstanding                 12,739            12,469            10,299
      Basic Earnings (Loss) per Share                  $    0.22         $   (1.06)        $   (1.58)
                                                       =========         =========         =========

Diluted Earnings (Loss) per Share:
      Weighted average shares outstanding                 12,816            12,469            10,299
      Diluted Earnings (Loss) per Share                $    0.22         $   (1.06)        $   (1.58)
                                                       =========         =========         =========

           See accompanying notes to consolidated financial statements


                                              Greg Manning Auctions, Inc.
                                     Consolidated Statement of Stockholders' Equity
                                             July 1, 2000 to June 30, 2003
                                                   (In Thousands)

                                                                                   Unrealized
                                                  Common Stock       Additional   Gain (Loss)                             Total
                                              --------------------    Paid-In    on Marketable  Accumulated  Treasury  Stockholders'
                                               Shares      $          Capital      Securities     Deficit     Stock       Equity
                                              --------   ---------   ----------  -------------  -----------  --------  ------------

Balance June 30, 2000                         $ 10,025   $    100    $ 41,251    $    (92)      $ (1,959)    $ (1,333)   $ 37,967
Options exercised                                   25         --          40                                                  40
Income tax benefit from
  exercise of stock options,
  net of valuation allowance                                               58                                                  58
Common shares issued relating to
  acquisition of GMD, net of expenses              159          2         530                                                 532
Common shares  sold for cash                     1,150         12       2,289                                               2,301
Common shares issued relating to
  release of covenants                             628          6          (6)                                                 --
Options issued relating to
  professional services                                                    90                                                  90
Unrealized loss from
  marketable securities, net of tax                                                   (51)                                    (51)
Common shares repurchased as
  Treasury Shares                                                                                              (1,215)     (1,215)
Net loss - June 30, 2001                                                                         (16,323)                 (16,323)
                                              --------   --------    --------    --------       --------     --------    --------
Balance June 30, 2001                           11,987   $    120    $ 44,252    $   (143)      $(18,282)    $ (2,548)   $ 23,399
                                              ========   ========    ========    ========       ========     ========    ========


           See accompanying notes to consolidated financial statements


                                           Greg Manning Auctions, Inc.
                                 Consolidated Statement of Stockholders' Equity
                                         July 1, 2000 to June 30, 2003
                                               (In Thousands)

                                                                             Unrealized
                                           Common Stock        Additional    Gain (Loss)                              Total
                                       --------------------     Paid-In     on Marketable  Accumulated   Treasury   Stockholders'
                                        Shares      $           Capital       Securities     Deficit      Stock        Equity
                                       --------   --------     ---------    ------------   -----------  ---------   ------------
Balance June 30, 2001                 $ 11,987     $    120     $ 44,252     $   (143)      $(18,282)   $ (2,548)    $ 23,399

Common shares issued for services          110            1          208                                                  209
Common shares  sold for cash               975            9        1,931                                                1,940
Stock options issued for services                                    256                                                  256
Unrealized loss from marketable
 securities, net of tax                                                           (71)                                    (71)
Deferred tax assets valuation
  allowance (Note 8)                                                (805)         (95)                                   (900)

Net loss - June 30, 2002                                                                     (13,177)                 (13,177)
                                      --------     --------     --------     --------       --------    --------      --------
Balance June 30, 2002                 $ 13,072     $    130     $ 45,842     $   (309)      $(31,459)   $ (2,548)     $ 11,656
                                      =========    ========     ========     ========       ========    ========      ========


           See accompanying notes to consolidated financial statements


                                                Greg Manning Auctions, Inc.
                                     Consolidated Statement of Stockholders' Equity
                                             July 1, 2000 to June 30, 2003
                                                   (In Thousands)

                                                                          Unrealized
                                         Common Stock       Additional   Gain (Loss)                             Total
                                     --------------------    Paid-In    on Marketable  Accumulated  Treasury  Stockholders'
                                      Shares      $          Capital      Securities     Deficit     Stock       Equity
                                     --------   ---------   ----------  -------------  -----------  --------  ------------
Balance June 30, 2002                 13,072    $    130    $ 45,842      $   (309)    $(31,459)    $ (2,548)    $ 11,656
Options exercised                        102           1         141                                                  142
Stock issued in connection with          243           3         497                                                  500
  investment in GMAI-Asia.com
Unrealized loss from marketable
  securities, net of tax                                                        73                                     73
Net income - June 30, 2003                                                                2,823                     2,823
                                    --------    --------    --------      --------     --------     --------     --------
Balance June 30, 2003                 13,417    $    134    $ 46,480      $   (236)    $(28,636)    $ (2,548)    $ 15,194
                                    ========    ========    ========      ========     ========     ========     ========


           See accompanying notes to consolidated financial statements


                          GREG MANNING AUCTIONS, INC.
                     Consolidated Statements of Cash Flows
                                    June 30,
                    (In Thousands, except Per Share Amounts)

                                                                   2003          2002            2001
                                                                --------       --------        --------
 Cash flows from operating activities:
   Net Income (Loss)                                            $  2,823       $(13,177)       $(16,323)
   Adjustments to reconcile net income (loss) to net
   cash from operating activities:
     Depreciation and amortization                                   557          1,416           1,564
     Intangible impairment                                          --            4,741           2,158
     Provision for bad debts                                         172            601             415
     Provision for inventory reserve                                --             (468)          2,388
     Common Stock issued for services                               --              209            --
     Realized Loss on sale of marketable securities                   87           --              --
     Equity in loss (income) of equity method investees             --              250           4,951
     Gains from sale of investee-related party                    (2,035)          --              --
     Deferred tax (benefit) expense                                 --            3,243          (1,346)
     Income tax benefit relating to exercise of stock
       options                                                      --             --               (58)
     (Increase) decrease in assets:
        Auctions receivable - Trade                               (1,140)           982            (286)
        Auctions receivable - Related Party                       (4,588)          --              --
        Advances to consignors                                       383           (324)          2,000
        Inventory                                                 (3,895)         2,209           6,248
        Prepaid expenses and deposits                               (798)           200             202
        Other assets                                                 135            (70)           (502)
     Increase (decrease) in liabilities:
         Payable to third-party consignors                          (477)           235           1,243
         Accounts payable                                          5,679            (72)            119
         Accrued expenses and other liabilities                    1,100           (322)            179
         Advances Payable                                            827           --              --
         Advance from Related Party                                 --              (90)         (2,332)
                                                                --------       --------        --------
                                                                  (1,170)          (437)            620

Cash flows from investing activities:
  Capital expenditures for property and equipment                   (231)          (131)           (928)
  Additional goodwill and acquisition                               --             --              (332)
  Proceeds from sale of interest in equity method
    investee                                                        --             --               500
  Loans Receivable Related Party                                    (600)          --              --
  Investment in investee                                            --             (250)             40
  Proceeds from sale of marketable securities                         13
                                                                --------       --------        --------
                                                                    (818)          (381)           (720)

Cash flows from financing activities:
  Proceeds from demand notes payable                               2,500           --              --
  Proceeds from demand notes payable - related party                 635          1,400            --
  Repayment of demand notes payable                               (1,135)        (7,900)           --
  Proceeds from issuance of  notes payable                          --            5,450              90
  Repayment of notes payable and capital leases                      (73)           (61)            (50)
  Proceeds from exercise of options                                  142           --                40
  Proceeds from sale of common stock (net of expenses)              --            1,940           2,301
  Payment for Treasury Stock                                        --             --            (1,215)
                                                                --------       --------        --------

                                                                   2,069            829           1,166

Net change in cash and cash equivalents                               81             11           1,066
Cash and cash equivalents:
  Beginning of period                                              2,169          2,158           1,092
                                                                --------       --------        --------
  End of period                                                 $  2,250       $  2,169        $  2,158
                                                                ========       ========        ========


          See accompanying notes to consolidated financial statements


                           Greg Manning Auctions, Inc.
             Consolidated Statements of Comprehensive Income (Loss)
                          For the Years Ended June 30,
                                 (In Thousands)


                                                    2003            2002           2001
                                                 --------         --------       --------

Net Income (Loss)                                $  2,823         $(13,177)      $(16,323)

Other Comprehensive Loss
     Unrealized loss from
     marketable securities, net of tax                (14)            (166)           (51)

     Reclassification adjustment for
     losses (gains) included in net income,
       net of tax                                      87             --             --
                                                 --------         --------       --------
Comprehensive Income (Loss)                      $  2,896         $(13,343)      $(16,374)
                                                 ========         ========       ========


           See accompanying notes to consolidated financial statements

                          Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
           ($ in Thousands Except for Per Share Amounts or as noted)


(1)   Description of Business and Summary of Significant Accounting Policies

Description of Business
-----------------------

Greg Manning Auctions, Inc. together with its wholly-owned subsidiaries, Ivy and Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc., Teletrade Inc., Spectrum Numismatics International, Inc. and Kensington Associates L.L.C. (the "Company" or "GMAI") is an eCommerce and collectibles company as well as a public auctioneer of collectibles, including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, fine art and coins. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone.

Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

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

Private treaty sales of owned inventory occur when the Company sells its goods directly to a customer. Revenue with respect to private treaty revenues is recognized when delivered or released to the customer for acceptance or to a common carrier for delivery. Such amounts of revenue are recorded on a gross basis as sales of merchandise. Sales returns have not been material.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1) Description of Business and Summary of Significant Accounting Policies (continued)

Use of Estimates
----------------

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

Concentration of Credit Risk
----------------------------

The Company frequently extends trade credit in connection with its auction sales, which are held throughout the United States. The Company evaluates each customer's creditworthiness on a case-by-case basis; generally the customers who receive trade credit are professional dealers who have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become known.

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

Cash Equivalents and Concentration of Cash
------------------------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts, which, at times may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Inventories
-----------

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

The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory. As of June 30, 2003 and 2002 the amount of inventories subject to these arrangements was approximately $7,600 and $7,900, respectively, which is included in Inventory in the accompanying Consolidated Balance Sheets.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1) Description of Business and Summary of Significant Accounting Policies (continued)

Property and Equipment
----------------------

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

Web Site Development Costs
--------------------------

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

Goodwill
--------

Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired. Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of the impairment loss, if any. Management has determined that it operates as one reporting unit and therefore assesses goodwill for impairment on an enterprise -wide basis. Management evaluates the recoverability of goodwill using the Company's market capitalization, which determines if the carrying value of goodwill is impaired. If impairment is determined, the Company will recognize additional charges to operating expenses in the period in which they are identified, which would result in a reduction of operating results and a reduction in the amount of goodwill.

Prior to the adoption of SFAS 142 on July 1, 2002, the Company amortized goodwill over its estimated useful life and evaluated goodwill for impairment in conjunction with its other long-lived assets.

Other Intangible Assets
-----------------------

Other purchased intangibles consisting of trademarks and customer list, purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives.

The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable. Annually, the Company performs this analysis with assistance from an independent valuation expert. The Company evaluates the recoverability of other purchased intangibles using undiscounted cash flows whenever events or changes in circumstances

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1) Description of Business and Summary of Significant Accounting Policies (continued)

indicate that the carrying value may not be recoverable. In performing these analyses uses the best information available in the circumstances including reasonable and supportable assumptions and projections.

(Investments in Marketable Securities
-------------------------------------

The Company accounts for marketable securities pursuant to the SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this Statement, the Company's marketable securities with a readily determinable fair value have been classified as available for sale and are carried at fair value with an offsetting adjustment to Stockholders' Equity. Net unrealized gains and losses on marketable securities are credited or charged to a separate component of Stockholders' Equity, net of tax.

Investments in Investee's
-------------------------

The Company accounts for all investments in investees under the cost method of accounting when such investment ownership is less than 20%. The Company accounts for investments in investees under the equity method of accounting when the Company owns more than 20% of the entity, but less than majority owned and not otherwise controlled by the Company.

For the years ended June 30, 2002 and 2001, the Company's investments were accounted for under the equity method of accounting. For the year ended June 30, 2003 the Company's investments were accounted for under the cost method of accounting.

Advances Payable
----------------

Advances payable are cash advances on inventory consigned to a third party for sale by the third party at a later date at which time the advance will be deducted from the proceeds.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2003 and 2002 because of the relative short maturity of these instruments. The carrying value of notes receivable, demand notes payable to bank and loans payable approximated fair value at June 30, 2003 and 2002 based upon quoted market prices for the same or similar instruments.

Stock-Based Compensation
------------------------

SFAS No. 123 "Accounting for Stock Based Compensation" allows a company to adopt a fair value based method of accounting for its stock-based compensation plans or continue to follow the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". The Company accounts for stock-based compensation in accordance with the provisions of APB No. 25, FASB Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB 25", and complies with the disclosure provisions of SFAS No. 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services".

Advertising Costs
-----------------

Advertising and catalogue costs are included in marketing costs and are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs. Advertising expenses for the years ended June 30, 2003, 2002 and 2001 were approximately $1,166, $1,370 and $796, respectively.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1) Description of Business and Summary of Significant Accounting Policies (continued)

Income Taxes
------------

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

Earnings (loss) per share
-------------------------

Basic earnings (loss) per share are computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings (loss) per share by application of the treasury stock method.

Comprehensive income
--------------------

Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying Consolidated Balance Sheets consist of the net unrealized gains (losses) on securities, net of tax.

Segment Information
-------------------

The Company operates principally in one segment consisting of various collectibles. All of the Company's sales and identifiable assets are located in the United States. For the year ended June 30, 2003, there was one "major" customer, which accounted for 12% of the revenue for that year. For the year ended June 30, 2002, there were two "major" customers, who collectively accounted for 22% of the revenue for such year. The Company defines "major" customers as those who account for more than 10% of revenue.

New Accounting Pronouncements
-----------------------------

The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets", effective July 1, 2002. Under SFAS 142, goodwill is not amortized but is tested for impairment on a annual basis. The impairment test is a two-step process. The first step identifies potential impairment by comparing an entity's fair value, including goodwill, to its carry amount. If the entity's carrying amount exceeds its fair value, a second step is performed which compares the fair value of the entity's goodwill to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the fair value, an impairment loss is recognized. Upon adoption, any impairment loss identified is presented as a change in accounting principle and recorded as of the beginning of the fiscal year adoption. After adoption, any impairment loss recognized is recorded as a charge to income from operations. The adoption of SFAS 142 did not have a significant impact on the Company's financial statements.

Effective July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment Or Disposal of Long Lived Assets," which is effective for financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The adoption of SFAS 144 did not have a significant impact on the Company's financial statements.

In April 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 145, "rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections. SFAS No. 145 provides guidance for income statement classification of gains and losses of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). SFAS No. 145 is effective for years beginning after December 15, 2002. The Company does not expect any impact from adoption of this statement, which will occur on July 1, 2003.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation", which amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock based compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock based employee compensation. Finally,

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


SFAS No. 148 amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure of those effects in interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002, but early adoption is permitted. Accordingly, the Company has adopted the applicable disclosure requirements of this Statement within this report.

In November 2002, the FASB issued interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which requires that guarantees within the scope of FIN 45 issued or amended after December 31, 2002, a liability for the fair value of the obligation undertaken in issuing the guarantee be recognized at the inception of the guarantee. Disclosures required by FIN 45 are included in the accompanying consolidated financial statements.

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

On April 30, 2003, the FASB issued SFAS 149, Amendment of SFAS 33 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We do not believe the adoption of SFAS 149 will have a material effect on our consolidated financial position, results of operations or cash flows.

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for "Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. We currently do not have any such instruments. SFAS 150 is effective for all financial instruments created or modified after May 31, 2003. There was no impact from the adoption of this statement.

 (2)  Accounts Receivable

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

As of June 30, 2003 and 2002, the allowance for doubtful accounts included in auction receivables was approximately $873 and $1,077, respectively.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(3)   Marketable Securities

Investments in available for sale marketable securities as of June 30, 2003 and 2002 is as follows:

                                Cost       Market    Unrealized
                                           Value       Gain
                                                      (Loss)
                              -------     -------   ----------

Common Stock - 2003           $   285     $   49     $  (236)
                              =======     ======     =======

Common Stock - 2002           $   385     $   76     $  (309)
                              =======     ======     =======

The unrealized loss is classified as a separate component of stockholder's equity, net of tax, as of June 30, 2003 and 2002, respectively. In connection with its ownership of this common stock, the Company was granted stock options for 21,000 shares of common stock under the terms of a nonqualified stock option agreement. The options are exercisable on April 1, 2006 at $5 per share. During the year ended June 30, 2003 the Company sold 20,000 shares for approximately $13, resulting in a pretax loss of marketable securities of approximately $87.

(4)   Inventories

                                                     June 30, 2003
                                          Current      Non-Current    Total
                                          -------------------------------------
          Stamps                          $ 3,389        $   230     $ 3,619
          Sports Collectibles                 461            370         831
          Coins                            11,891           --        11,891
          Art                                  34            250         284
          Other                                96           --            96
                                          -------        -------     -------
                                          $15,871        $   850     $16,721
                                          =======        =======     =======


                                                     June 30, 2002
                                          Current      Non-Current    Total
                                          -------------------------------------

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
                                          =======        =======     =======


The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year. At June 30, 2003 and 2002, the above inventory amounts reflect net realizable ("LCM") allowances of $1,885 and $2,432, respectively.

Amounts charged to operations relating to LCM adjustments for the years ended June 30, 2003, 2002 and 2001 were approximately $0, $1,400 and $2,400. Such amounts are further described in Note 17.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(5)   Property and Equipment

                                                    June 30,      June 30,
                                                      2003          2002
                                                    -------       ------

Equipment                                            $3,285       $3,159
Furniture and fixtures                                  271          272
Vehicles                                                 68           67
Property under capital leases
  (computers and office equipment)                      186          186
Leasehold improvements                                  503          503
                                                     ------       ------
                                                      4,313        4,187
Less: accumulated depreciation and amortization       3,569        3,239
                                                     ------       ------
Net property and equipment                           $  744       $  948
                                                     ======       ======


Depreciation and amortization expense for the years ended June 30, 2003, 2002 and 2001 was approximately $435, $605 and $480 respectively. These amounts include amortization of assets under capitalized leases of approximately $0, $20 and $25, respectively for the years then ended.

(6)   Intangible Assets

Goodwill
--------

Effective July 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Accordingly, the Company no longer amortizes its goodwill and is required to complete a two-step test for impairment annually.

The changes in the carrying value of goodwill for the years ended June 30, 2003 and 2002 are as follows:

          Balance - July 1, 2001                        $   5,122
          Amortization of Goodwill                           (523)
          Goodwill Impairment Loss                         (3,083)
                                                        ----------
          Balance - June 30, 2002                       $   1,516
                                                        =========

          Balance - July 1, 2002                        $   1,516
          Amortization of Goodwill                              -
          Goodwill Impairment Loss                              -
                                                        ---------
          Balance - June 30, 2003                       $   1,516
                                                        =========

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


During 2002 and 2001, the Company recorded impairment charges of approximately $3,083 an $2,158 for goodwill impairment. Prior to July 1, 2002, the Company amortized goodwill under the straight-line basis over the remaining estimated useful life. Impairment was reviewed in accordance with SFAS No. 121 using a discounted future cash flow method.

(6)   Intangible Assets (continued)

The following table provides comparative disclosure of adjusted net income
(loss) excluding goodwill amortization expense, net of taxes for the periods presented:

   (Dollars in thousands, except per share data)
                                                  For the Years Ended June 30,
                                                  2003         2002        2001
     ---------------------------------------------------------------------------

     Reported net income (loss)                $  2,823     (13,177)    (16,323)
     Add back: Amortization of goodwill              --         523       1,173
                                               ---------------------------------
     Adjusted net income (loss)                $  2,823     (12,654)    (15,150)
                                               =================================

     BASIC EARNINGS(LOSS) PER COMMON SHARE:
     Reported net income (loss)                     .22       (1.06)      (1.58)
     Add back: Amortization of goodwill              --         .04         .11
                                               ---------------------------------
     Adjusted net income (loss)                $    .22       (1.02)      (1.47)
                                               =================================

     DILUTED EARNINGS(LOSS) PER COMMON SHARE:
     Reported net income (loss)                $    .22       (1.06)      (1.58)
     Add back: Amortization of goodwill              --         .04         .11
                                               ---------------------------------
     Adjusted net income (loss)                $    .22       (1.02)      (1.47)
                                               ================================


Other Purchased Intangibles
---------------------------

At June 30, 2003 and 2002, acquired intangible assets were comprised of the following:


      June 30, 2003
                          Estimated
                         Useful Lives  Gross Carrying    Accumulated    Net Book
                           (Years)         Amount        Amortization    Value
      --------------------------------------------------------------------------

      Trademarks             16           $ 3,000          $(2,077)     $   923
      Customer Lists          5             1,105           (1,085)          20
      -------------------------           -------          --------     -------
                                          $ 4,105          $(3,162)     $   943
                                          =======          =======      =======

      June 30, 2002


      Trademarks             16           $ 3,000          $(2,015)     $   985
      Customer Lists          5             1,105           (1,025)          80
      -------------------------           -------          --------     -------

                                          $ 4,105          $(3,040)     $ 1,065
                                          =======          =======      =======


All of the Company's other purchased intangible assets are subject to amortization. Amortization expense (exclusive of impairment charges) for acquired intangible assets for the years ended June 30, 2003 and 2002 was $122 and $298, respectively.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


The Company recorded impairment charges for other purchased intangibles of $0, $1,658 and $0 for the years ended June 30, 2003, 2002 and 2001.
(6)   Intangible Assets (continued)

Prior to July 1, 2002, the Company amortized other intangibles under a straight-line basis over the remaining estimated useful life. Impairment was reviewed in accordance with SFAS No. 121 using a discounted future cash flow method.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

     Years Ended June 30,    Amount
     --------------------    ------

     2004                   $    82
     2005                        62
     2006                        62
     2007                        62
     2008                        62
     Thereafter                 613
                            -------
     Total                  $   943
                            =======

(7)   Investment in Investees

In March 1999, the Company, along with other investors, formed GMAI-Asia.com, Inc., a Delaware corporation ("GMAI-Asia"), with the intent to expand the Company's philatelic and collectible auction and merchant/dealer businesses into China and South-East Asia through the Internet.

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

During 2002, the Company increased its investment by $250 by issuing additional GMAI common stock. Since the Company's portion of this entity's accumulated losses exceeds its total investment, the amount is reflected in the accompanying Statement of Operations as Loss from operations of Investee.

During March 2003, the Company sold all of its interest in GMAI-Asia which it then held, consisting of approximately 8,140,000 shares of GMAI-Asia.com, to Afinsa Bienes Tangibles, S.A. ("Afinsa"), a related party, for $2,035. Such amount is included in the accompanying consolidated Statement of Operations as Gain on Sale of Investee-Related Party, (See Note 11).

The Company has a commercial commitment as of June 30, 2003 consisting of a guarantee of $2,400 of indebtedness of China Everbright Bank, which was entered into in connection with certain transactions involving GMAI-Asia.
Contemporaneously with the sale, the Company has been indemnified by Afinsa for any obligation or liability under this guarantee.

During May 2003, the Company purchased 2,707,239 shares of GMAI-Asia stock in exchange for 243,718 shares of GMAI common stock valued at approximately $500, (See Note 13). As of June 30, 2003, the Company owns approximately 3% of GMAI-Asia and accounts for this investment under the cost method of accounting.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(7)   Investment in Investees (continued)

    Summarized balance sheet information of the Company's equity method investee as of June 30, 2002 is approximately as follows:

                                                          (Unaudited)
                                                          -----------
    Current assets                                           $3,273
    Non current assets                                       20,545
    Current liabilities                                       9,602
    Non current liabilities                                  12,612


    Summarized statements of operations information of the Company's equity-method investees, calculated for periods during which the Company had investments in such investees, is approximately as follows:


                                                          (Unaudited)
                                                   For the Years Ended June 30,
                                                        2002       2001
                                                      -------    -------
    Net Sales                                         $ 2,238    $   992
                                                      =======    =======

    Gross Profit                                           45         18
    Selling, General and Administration expense          (685)      (280)
    Goodwill amortization                              (2,415)    (2,294)
    Write-off relating to Advances to Afiliates             0     (4,347)
                                                      -------    -------
    Net Income (Loss)                                 $(3,055)   $(6,903)
                                                      =======    =======

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(8)   Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 2003 and 2002 are as follows:


                                                                           2003           2002
                                                                         --------       --------

Current assets and liabilities

                   Allowance for doubtful accounts                       $    349       $    431
                   Inventory uniform capitalization                           479            179
                   Accrued expenses                                            32            106
                   Inventory valuation reserve                                754            973
                                                                         --------       --------
                                                                            1,614          1,689
                   Valuation allowance, provision for income taxes         (1,614)        (1,689)
                                                                         --------       --------
Net current deferred tax asset                                           $     --       $     --
                                                                         ========       ========

Non-current assets and liabilities
                   Goodwill and intangible amortization and impairment   $  2,521       $  2,488
                   Depreciation                                               128            128
                   Net federal, state operating and capital loss
                     carry-forwards                                         7,484          5,917
                   Investments in equity-method investees                      --          2,356
                   Investments in marketable securities                        67            124
                                                                         --------       --------
                   Other                                                   10,200         11,013

                   Valuation allowance, provision for income taxes         (9,300)       (10,113)
                   Valuation allowance, equity                               (900)          (900)
                                                                         --------       --------
                   Net non-current deferred tax asset                    $     --       $     --
                                                                         ========       ========


The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets.

The Company believes uncertainty exists regarding the realizability of these items, and accordingly, has established a valuation allowance, based on management's estimates, against all deferred tax assets. The portion of the valuation allowance which will affect equity and which will not be available to offset future provisions of income tax is stated as "Valuation allowance, equity". During 2002, the Company increased the valuation allowance to 100% of all deferred tax attributes. As a result of the increase in the valuation allowance during 2002, approximately $3,200 was charged to deferred tax expense in the accompanying Statement of Operations and $900 was applied as reduction of Stockholder's Equity. This reduction of Stockholder's Equity consists of deferred tax assets previously recorded relating to net operating losses generated from to the exercise of employee stock options and cumulative unrealized losses of marketable securities. Such amounts are further discussed in Note 17. As of June 30, 2003, the Company still maintains a 100% valuation allowance against all deferred tax attributes.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(8)   Income Taxes (continued)

During 2002, both the State of New Jersey and California passed tax legislation, which, among other things, requires the suspension of the use of state net operating loss carry-forwards for two years. As a result, there is provision for state income taxes for the year ended June 30, 2003. In order to compensate for the suspension of the state net operating losses, the period of availability has been extended by two years.

The provision for (benefit from) income taxes for the years ending June 30 consist of the following:


                                                        2003            2002          2001
                                                      -------         -------       -------

Current tax expense (benefit)                         $   192         $    --       $    13
Deferred tax expense (benefit)                            888          (3,958)       (6,325)
Net Change in valuation allowance                        (888)          7,201         4,908
                                                      -------         -------       -------
                                                      $   192         $ 3,243       $(1,404)
                                                      =======         =======       =======

The effective tax rate (benefit)
  varied from the statutory rate as follows:

Statutory federal income tax rate                          34 %           (34)%         (34)%
State income taxes, net of federal benefit                  4              (6)           (6)
Certain non-deductible expenses                            --               5             5
Tax benefit included in current tax provision
  derived from Gain sale of equity method investee        (30)             --            --
  resulting in income tax capital loss
Change in valuation allowance                              --              70            28
Other                                                      (2)             (2)           (1)
                                                      -------         -------       -------
                                                            6 %            33%           (8)%
                                                      =======         =======       =======


The Company has a federal net operating loss carry forward of approximately $17,000 expiring at various times beginning the fiscal years ending 2019 through fiscal year ended 2022. The utilization of these net operating loss carry forwards may be significantly limited in under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

The Company has net operating loss carry forwards for state tax purposes of approximately $19,000 expiring at various times beginning in the fiscal years ending 2008 through 2012.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(9)   Debt

Demand Notes Payable
--------------------

The Company on April 17, 2003 entered into a revolving credit agreement with Banco Santander Hispano, S.A. with a credit facility of up to $2,500. Borrowings under this facility bear interest at a rate of prime plus .25%, ( effective rate of 4.25%). The agreement has been guaranteed by Afinsa and requires that Auctentia, S.A. maintain at least 43% of all authorized issued and outstanding shares of voting stock of the Company. The agreement expires on April 12, 2004. At June 30, 2003 the amount outstanding was $2,500.

The Company had a revolving credit agreement with Auctentia, S.A., a wholly owned subsidiary of Afinsa to provide the Company with a credit facility of up to $2,000. Borrowings under this facility were at an interest rate of 8%. This credit facility was repaid during March 2003. At June 30, 2002 the balance outstanding was $1,400.


Notes Payable and Capital Leases
--------------------------------
                                                           June 30, 2003  June 30, 2002
                                                           -------------  -------------
The Company has a note payable collateralized
  by specific coin inventory with an interest
  rate of 9% with quarterly payments of
  $500 commencing April 2002 until
  the loan is repaid in August 2003                           $  125          $1,450

During the year ended June 30, 2002,
  the Company obtained a secured loan a
  privately capital fund, which is
  due December 31, 2003. This loan is
  collateralized by certain inventories
  and bears interest at a rate of 10% per annum                4,300           4,000

Advance from a consignor, which was,
  upon settlement, converted, to a demand-loan
  bearing an interest rate of 8% per annum                      --               140

Various capital lease obligations, various
  monthly payments through 2006                                  140             183
                                                              ------          ------

                                                               4,565           5,773
Less: current portion                                          4,522           5,657
                                                              ------          ------
Notes payable and capital leases- long-term portion           $   43          $  116
                                                              ======          ======

The aggregate amount of all maturities for the years ending June 30 are as follows:

                            2004                               4,522
                            2005                                  34
                            2006                                   9
                                                             -------
                                                             $ 4,565
                                                             =======

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(10)  Leases

The Company conducts its business on premises leased in various locations under leases that expire through the year 2006. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under non-cancelable leases in effect at June 30, 2003 are set forth below:

                                      Operating    Capital   Total
                                 ------------------------------------
           2004                              545       83         628
           2005                              493       39         532
           2006                              249        9         258
                                 ------------------------------------
           Total future minimum
            lease payments                $1,287    $ 131    $ 1,418
                                          ======    =====    ========


Rent expense was approximately $571, $547 and $439 for 2003, 2002 and 2001, respectively.

Interest expense associated with these capital leases was approximately $25, $25 and $33 for fiscal years 2003, 2002 and 2001, respectively.

(11)  Related-party Transactions

Afinsa and Auctentia
--------------------

Afinsa owns 100% of the outstanding stock of Auctentia. At June 30, 2003 and 2002, Auctentia and its affiliates beneficially owned approximately 43% of the Company's outstanding common stock. Esteban Perez, chairman of the board of directors of the Company, is Chairman of the Board of Directors and Chief Executive Officer of Auctentia. Albertino de Figueiredo, also a director of the Company, owns 50% of the outstanding shares of common stock of Afinsa.
At June 30, 2003 and 2002, Afinsa, had outstanding accounts receivable balances of approximately $4,588 and $0, respectively, and such amounts are included in the accompanying Consolidated Balance Sheet as Accounts Receivable-related party. During 2003, sales to Afinsa were approximately $7,654 and are included in the accompanying Consolidated Statement of Operations as Sales of Inventory - Related Party. The Company purchased stamp inventory from Afinsa in 2003, which approximated $285.

During 2002, the Company entered into an agreement with Afinsa pursuant to which Afinsa agreed to provide the Company with a revolving credit facility of up to $2,000 at an interest rate of 8% per annum. This facility terminated in April 2003, (See Note 9).

Under an agreement dated March 15, 2003, GMAI sold all of its then-outstanding interest in GMAI-Asia to Afinsa for $2,035, consisting of 8,140,000 shares of GMAI-Asia.com common stock. The proceeds from the sale were used to pay off all amounts outstanding under GMAI's revolving line of credit with Afinsa. Such amount is included in the accompanying Consolidated Statement of Operations as Gain on sale of investee, (See Note 7).

On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. The agreement has been guaranteed by Afinsa and requires that Auctentia maintain ownership of at least 43% of all of authorized, issued and outstanding shares of voting stock of the Company, (See
Note 9).

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(11)  Related-party Transactions (continued)

Other
-----

On June 17, 2002, the Company entered into an amendment to the employment agreement with Mr. Roberts, a director of the Company. In connection with the amendment, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600,000. The loan is required to be repaid on an actual basis in three equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or by Mr. Roberts with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Robert's employment terminates for cause or by Mr. Roberts without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of termination. An aggregate of $600,000 has been disbursed under the loan agreement to date. In addition, in March 2002, the Company made a loan to Mr. Roberts in the amount of $50,000, bearing interest at the rate of 7% per annum. The board of directors subsequently determined to forgive the repayment of this loan (and all accrued interest) and to allow Mr. Roberts to retain the proceeds as additional compensation. The Company also paid Mr. Roberts a loan guarantee fee of $9,000.

For the years ended June 30, 2003, 2002 and 2001 sales of approximately $703 (less than 1% of revenues), $54 (less than1% of revenues) and $353 (1% of revenues) were made to former stockholders of Spectrum and/or entities in which they had an ownership interest, who are current stockholders of the Company. Purchases made to these entities approximated $5,892, $6,180 and $6,302 for the years ended June 30, 2003, 2002 and 2001, respectively. Additionally consulting fees in the amount of $344, $175 and $25 were paid to this party in the years ended June 30, 2003, 2002 and 2001, respectively.

During the years ended June 30, 2003, 2002 and 2001, the Company paid Mr. Manning approximately $0, $32 and $188, respectively, of debt guarantee fees.

Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. In relation to Kramer, Levin, Naftalis & Frankel, expenditures for services rendered were approximately $688, $308 and $326 respectively of which approximately $223, $306 and $247, was charged to operations for the years ended June 2003, 2002 and 2001. In relation to Micro Strategies, expenditures for services rendered were approximately $169, $281 and $769, respectively, of which approximately $166, $239 and $175 was charged to operations for the years ended June 2003, 2002 and 2001.

(12)  Commitments and Contingencies

As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. (Ivy") in 1993, the Company is required to pay additional amounts for a period of time through 2009 based on the financial performance of Ivy. These additional amounts were approximately $18, $19 and $54 for the years ended June 30, 2003, 2002 and 2001, respectively. For the year ended June 30, 2003 the payments were charged to operating expenses, and for the years ended 2002 and 2001, the amounts were accounted for as an increase to goodwill.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(13)  Stockholders' Equity

Preferred Stock
---------------

The Company's Certificate of Incorporation authorizes a total of 10 million shares of preferred stock.

Common Stock
------------

The Company's Certificate of Incorporation authorizes a total of 40 million shares of common stock.

Private Placement and Other Equity Transactions
-----------------------------------------------

In late January and early February 2000, GMAI issued in a private placement to The Tail Wind Fund Ltd. ("Tail Wind"), LBI Group Inc., and Lombard Odier & Cie an aggregate of 750,000 shares of the Company's common stock for approximately $11,273, net of expenses. In connection with this transaction, warrants to acquire 142,500 shares of the Company's common stock were issued to these investors and their advisors. Thereafter, on May 14, 2001, the Company entered into an agreement with these investors, which amended certain provisions of the original purchase agreement. Under the amendment, the investors waived rights to receive additional stock of the Company pursuant to the terms of the original agreement, (which they had received as anti-dilution protection) in exchange for the issuance to the investors of an aggregate of 627,500 shares of the Company's common stock, par value $.01 per share, and subject to certain other conditions. The warrants to acquire 142,500 shares were also cancelled. In addition, on that same date, the Company entered into a purchase agreement (the "Purchase Agreement") with Tail Wind pursuant to which the Company sold an aggregate of 500,000 shares of common stock of GMAI-Asia, par value $1.00 per share, owned by it to such investor.

During the year ended June 30, 2001, the Company entered into two stock purchase agreements with Auctentia, S.A. Under the first agreement, dated as of May 16, 2001, the Company issued to Auctentia 1,000,000 shares of the Company's common stock, for an aggregate purchase price of $2 million. All proceeds from this agreement were received in the year ended June 30, 2001. Under the second agreement, dated as of May 23, 2001, the Company agreed to issue an additional 1,000,000 shares of the Company' common stock for an aggregate purchase of $2 million. During fiscal 2001 and 2002 Afinsa paid $300 and $1,700 for 150,000 and 850,000 shares, respectively.

During the year ended June 30, 2002, the Company entered into a private placement agreement with Afinsa for the sale of 125,000 shares of the Company's common stock, for an aggregate of $250.

On May 20, 2003, the Company issued to Tail Wind 242,718 shares of stock of the Company in exchange for 2,707,239 shares of stock of GMAI-Asia.com, Inc. owned by Tail Wind. This transaction was entered into in accordance with the Purchase Agreement. The shares of stock of the Company were valued at $2.06 per share in accordance with the terms of the Purchase Agreement, (See Note 7). The shares of stock of the Company issued to Tail Wind are subject to certain registration rights under the Purchase Agreement and a Registration Rights Agreement between the Company and Tail Wind, among others, dated as of January 25, 2000.

Common Stock Repurchases
------------------------

Pursuant to its Repurchase Plan, the Company repurchased 99,900 shares of its common stock on the open market for $1,333 during the year ended June 20, 2000, and 268,100 shares for approximately $1,215 during the year ended June 30, 2001. There were no common stock purchases for the years ended June 30, 2003 and 2002.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(13)  Stockholders' Equity (continued)

Stock Option Plan
-----------------

In 1997, GMAI's, board of directors adopted and GMAI's shareholders approved the 1997 Stock Incentive Plan, as amended (the "1997 plan"). Awards under the 1997 plan may be made in the form of (1) incentive stock options, (2) non-qualified stock options, (3) stock appreciation rights, (4) restricted stock, (5) restricted stock units, (6) dividend equivalent rights and (7) other stock-based awards. Awards may be made to such directors, officers and other employees of GMAI and its subsidiaries (including employees who are directors and prospective employees who become employees), and to such consultants to GMAI and its subsidiaries, as the stock option committee of GMAI's board of directors in its discretion selects. As a result of subsequent amendments adopted by GMAI's board of directors and approved by GMAI's shareholders, the aggregate number authorized to be issued under the plan is currently 5,000,000 in the aggregate. The 1997 Plan allows the Company to grant to an individual in any given year options representing an aggregate of 500,000 shares of common stock. The option exercise price is determined by the stock option committee in its sole discretion; provided, however, that generally, the exercise price of an option shall be not be less than the fair market value (as defined) of a share of common stock on the date of grant. Options granted have a maximum ten-year term and, unless otherwise determined by the stock option committee, vest in substantially equal installments over a four-year period. All options granted through June 30, 2003 have been granted with exercise price equal to market value on the date of grant.
The following table summarizes information about options outstanding and exercisable as of June 30, 2001, 2002 and 2003:


                                           2001                    2002                    2003
                                  -----------------------------------------------------------------------
                                               Weighted                 Weighted                Weighted
                                                Average                 Average                 Average
                                               Exercise                 Exercise                Exercise
                                   Options      Price      Options       Price     Options       Price
                                  -----------------------------------------------------------------------

Outstanding - beginning           1,340,625      11.68     1,548,000     10.19     2,509,750      6.92
      Granted through stock
        option plan                 371,500       3.34       928,000      1.87     1,901,875      1.95
      Granted outside of
        stock option plan                --          0       145,000      1.77            --        --
      Exercised                     (25,500)      1.58            --        --      (102,500)     1.38
      Forfeited                    (138,625)      8.08      (111,250)      8.7    (1,603,625)     6.83
                                 ----------               ----------              ----------
Outstanding - end of year         1,548,000      10.19     2,509,750      6.92     2,705,500      2.06
                                 ==========               ==========              ==========

Exercisable - end of year           656,625      11.4      1,048,250     18.34     1,179,563      2.14
                                 ==========               ==========              ==========


The weighted average fair value of options granted during 2001, 2002 and 2003 was $3.34, $1.87 and $1.95, respectively.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(13)  Stockholders' Equity (continued)

Following is a summary of the status of stock options outstanding at June 30, 2003:


        ---------------------------------------------------------------        ---------------------------
                            Options Outstanding                                  Options Exercisable
        ---------------------------------------------------------------        ---------------------------
                                                 Weighted
             Exercise Price                       Average      Weighted                          Weighted
                Ranges            Number of      Remaining     Average          Number of        Average
        --------------------       Shares       Contractual    Exercise          Shares          Exercise
           From        To        Outstanding       Life         Price          Exercisable        Price
        ---------------------------------------------------------------        ---------------------------

        $    1.00   $   5.00      2,649,500         9.1       $   1.92          1,150,438      $    1.97
             5.01      10.00         51,000         7.1           8.44             26,000           8.37
            10.01      15.00          5,000         6.7          12.84              3,125          13.13
                                  ---------                                     ---------
                                  2,705,500                                     1,179,563
                                  =========                                     =========


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


                                                                           June 30,
                                                            -----------------------------------------
                                                              2003            2002            2001

Net income (loss) as reported                               $  2,823        $(13,177)       $(16,323)

Deduct:
Total stock-based employee compensation expense
  determined under fair value based method for all
  awards, net of related tax effects                          (1,333)         (1,998)         (1,678)
                                                            --------        --------        --------
Pro forma net income (loss)                                 $  1,490        $(15,175)       $(18,001)
                                                            ========        ========        ========

Net income (loss) per share:
Basic and diluted earnings (loss) per share as reported     $    .22        $  (1.06)       $  (1.58)
                                                            ========        ========        ========

Basic and diluted earnings (loss) per share - proforma      $    .12        $  (1.22)       $  (1.75)
                                                            ========        ========        ========


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively; risk-free interest rates of 5.0%, 5.1% and 5.8%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 74%; and weighted-average expected life of the option of five years for 2003, 2002 and 2001. There was no compensation expense recorded from stock options for the years ended June 30, 2003, 2002 and 2001.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(13)  Stockholders' Equity (continued)

Stock Option Exchange Offer
---------------------------

On July 2, 2002, the Company commenced a tender offer to certain eligible employees to exchange outstanding options to purchase shares of the Company's common stock granted under the GMAI 1997 Stock Incentive Plan that had an exercise price of $2.00 or more, for new options to purchase shares of the Company's common stock to be granted under the 1997 Plan on or about February 4, 2003. The offer expired on July 30, 2002. Pursuant to the terms and conditions of the offer, the Company accepted for exchange on July 31, 2002 tendered old options exercisable for a total of 1,380,375 shares of common stock and canceled all such old options. Subject to the terms and conditions of the offer, the Company granted new options to purchase a total of 1,380,375 shares of common stock on February 4, 2003. The exercise price of the new options was $2.00, which was the closing price of the Company's common stock as reported on the NASDAQ National Market on the date of grant. There was no effect on the consolidated financial statements of the Company as a result of this exchange offer.

Certain Anti-Takeover Provisions
--------------------------------

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

Earnings (loss) per share
-------------------------

The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:


                                                            2003           2002             2001
                                                          --------       --------        ---------
Years ended June 30,
 Numerator:

               Net Income (Loss)                          $  2,823       $(13,177)       $ (16,323)
                                                          ========       ========        =========

Denominator:
              Weighted average common
              shares outstanding                            12,739         12,469           10,299

Earnings (Loss) per share - Basic                         $   0.22       $  (1.06)       $   (1.58)
                                                          ========       ========        =========

Denominator:
              Weighted average common
                shares outstanding                          12,739         12,469           10,299
              Common share equivalents of
              outstanding stock options and warrants            77           --                 --
                                                          --------       --------        ---------
              Total Shares                                  12,816         12,469           10,299

Earnings (Loss) per share - Diluted                       $   0.22       $  (1.06)       $   (1.58)
                                                          ========       ========        =========

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


 (14)       Significant Agreements

Employment Agreements
---------------------

The Company is a party to an employment agreement with Mr. Greg Manning, as amended, which provides for his services as President and Chief Executive Officer. Under the most recent amendment, which is effective July 1, 2002 and terminates on June 30, 2005, Mr. Manning is entitled to receive an annual salary of $400,000 beginning July 1, 2002, $450,000 beginning July 1, 2003 and $500,000 beginning July 1, 2004, plus an annual cash bonus equal to 10% of the company's pre-tax income (as defined in the agreement).

On February 4, 2003, Mr. Manning was granted an additional 225,000 stock options, exercisable at $2.00 per share and vesting 50% on the date of grant and 25% on each of the first and second anniversaries of the date of grant.

The Company has entered into an employment agreement with Mr. Larry Crawford to serve as Chief Financial Officer, effective April 23, 2001. The agreement provides for a salary of $150,000 per annum, plus a quarterly bonus of $12,500 in the event the Company's pre-tax income (as defined) equals or exceeds $50,000. In October 2002, the Company entered into an amendment to the employment agreement with Mr. Crawford, which extended the term through June 30, 2006. Mr. Crawford's base salary will increase to $160,000 on May 1, 2003; to $175,000 on May 1, 2004; and to $190,000 on May 1, 2005. Mr. Crawford was also granted an additional 75,000 stock options on October 23, 2002 at an exercise price of $1.35 per share, the fair market value on the date of grant. These options vest 33 1/3 % on the date of grant and 33 1/3% on each of the first and second anniversaries of the date of grant.

Mr. Greg Roberts has entered into an employment agreement providing for his services as President of Spectrum, which originally terminated on February 18, 2005. The agreement provides for a salary of $300,000 per annum, increasing to $400,000 per annum effective February 18, 2004. In June 2002, the Company entered into an amendment to the employment agreement with Mr. Roberts. Under the terms of the amendment, the employment term has been extended for an additional three years, to February 18, 2008; Mr. Roberts is entitled to receive a salary of $500,000 for the sixth year, $550,000 for the seventh year, and $600,000 for the eighth year; and Mr. Roberts was granted an additional 500,000 stock options, which were exercisable at $2.00 per share and vested over four years. Mr. Roberts also received a loan in the amount of $600,000 the repayment of which can be forgiven under certain circumstances.

(15) Retirement Plans

The Company maintains an employee savings plan under the Internal Revenue Code
Section 401(k). Employees are eligible to participate in the plan after six months of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees contributions to a maximum annual contribution of $500 per employee. The Company's total contribution was approximately $12, $13 and $14 for the years ended June 30, 2003, 2002 and 2001, respectively.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(16)  Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:


                                                         Years Ended
                                                           June 30,
                                                        (In Thousands)
                                                        2003     2002      2001
                                                      --------  -------   ------

 Interest paid                                        $  855    $  837    $1,437

Income taxes paid                                         --        --         1

Summary of significant non-cash transactions:

Issuance of shares related to the
  acquisition of GMD                                      --       209       532

Sale of investee to a related party and
  reduction of demand notes payable                    2,035        --        --

Common stock issued in connection with
  investment in investee                                 500        --        --

 Options issued relating to professional
   services                                               --       256        90

(17) Significant Fourth Quarter Adjustments - Special Charges and Asset Impairments (Fiscal 2002 and 2001)

As a result of unfavorable economic conditions and changes in the collectibles marketplace/industry, the Company during the fourth quarter of 2002, performed impairment assessments of goodwill and other purchased intangibles. As a result of significant losses in the fourth quarter, the Company assessed future discounted cash flows and recorded a impairment pre-tax charge of approximately $4.7 million or $0.38 per share - diluted for the year ended June 30, 2002, and $2.2 million or $0.21 per share - diluted for the year ended June 30, 2001 which is reflected in Operating Expenses in the accompanying Consolidated Statement of Operations.

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

As a result of significant losses in the fourth quarter of fiscal 2002 and 2001, and cumulative losses in previous years, the Company has reevaluated its ability to realize the future benefit of its net deferred tax assets held in light of the historical operating losses. Accordingly, the Company recorded a valuation allowance against its deferred tax assets of approximately $3.2 million or $0.26 per share for the year ended June 30, 2002 and $600 or $0.06 per share for the year ended June 30, 2001 which is recorded in the Provision for income taxes in the accompanying Consolidated Statement of Operations.

There were no significant fourth quarter adjustments of special or impairment charges for 2003.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(18)  Selected Quarterly Financial Data (unaudited)


                                                                         2003
                                        ---------------------------------------------------------------------
                                            1st           2nd            3rd            4th           Total
                                          Quarter       Quarter        Quarter        Quarter
                                        ---------------------------------------------------------------------

Net Revenues                             $  25,415     $  19,354      $  26,595      $  29,827      $ 101,191

Gross Profit                                 2,618         2,281          3,209          6,411         14,519

Income (Loss) from operations                 (176)         (768)           201          2,512          1,769

Net Income (Loss)                             (339)         (970)         2,071          2,061          2,823

Earnings (Loss) per share, basic             (0.03)        (0.08)          0.16           0.17           0.22

Earnings (Loss) per share, diluted           (0.03)        (0.08)          0.16           0.17           0.22


                                                                         2002
                                        ---------------------------------------------------------------------
                                            1st           2nd            3rd            4th           Total
                                          Quarter       Quarter        Quarter        Quarter
                                        ---------------------------------------------------------------------

Net Revenues                             $  18,680     $  17,436      $  22,053      $  22,608      $  80,777

Gross Profit                                 2,179         2,406          2,650          1,576          8,811

Income (Loss) from operations                 (822)         (590)          (303)        (7,256)        (8,971)

Net Income (Loss)                             (925)       (1,028)          (664)       (10,560)       (13,177)

Earnings (Loss) per share, basic and
  diluted                                    (0.08)        (0.08)         (0.05)         (0.85)         (1.06)


See Note 17, which discusses fourth quarter adjustments for fiscal year 2002.

(19)  Major Customers

The Company had one major customer that accounted for approximately 12% of total revenue for the year ended June 30, 2003 and approximately 5% of accounts receivable at June 30, 2003. Such customer has certain supply and sales agreements with the Company. Major customers are considered to be those that accounted for more than 10% of sales. The Company did not have any major customers for the years ended June 30, 2002 and 2001.

(20) Subsequent Event (Acquisitions and Other Transactions - Related Party)

On September 8, 2003, the Company's shareholders approved the issuance of 13,000,000 shares of the Company's common stock to Auctentia, S.L., a wholly owned subsidiary of Afinisa ("Auctentia"), in connection with the transaction agreements executed and entered into by the Company and Auctentia on January 23, 2003. The agreements consisted of the following three transactions:

Share Purchase Agreement
------------------------

The Company issued to Auctentia 3,729,226 shares of its common stock in exchange for all of Auctentia's equity interests in seven of its European-based operating subsidiaries. These entities are engaged in the business of providing intermediation for

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(20) Subsequent Event (Acquisitions and Other Transactions - Related Party) - (continued)

high-level collectors, with auctions and sales in primarily philatelic assets. The acquisition will be accounted for under the purchase method of accounting, and accordingly the consolidated financial statements will include the operations of these subsidiaries from the date of acquisition, September 8, 2003.

The aggregate purchase price is estimate to be approximately $6,004 (3,729,226 @$1.61 per common share) plus acquisition costs of approximately $1,300. The price per share of $1.61 is based on the average market price per share from January 21, 2003 through January 27, 2003, two days before and after January 23, 2003, the date the transaction agreements were entered into. The purchase price allocation of assets purchased and liabilities assumed will be based upon management's estimate of the fair value at the date of acquisition. The excess of the purchase price over the net assets acquired will be assigned to goodwill.

Inventory Purchase Agreement
----------------------------

The Company issued to Auctentia 6,444,318 shares of its common stock in exchange for Auctentia's 100% equity interest in a newly formed subsidiary, GMAI Auctentia Central de Compras, S.L. ("CdC"), whose sole assets consist of an inventory of certain philatelic and art assets. CdC does not currently have any business operations, and, historically, has had no operations. CdC will be engaged in the sale, marketing, brokering, distribution, promotion and production of owned and third party collectibles, with an emphasis on specialized philatelic material. It is intended that CdC will use the inventory owned by it immediately following the consummation of the inventory purchase agreement to sell at various auctions run by other subsidiaries of GMAI.

The value of the inventory will be recorded based upon the closing trading price of the Company's common stock on the NASDAQ National Market on January 23, 2003, which is the date at which the agreement was entered into, which was $1.57; as such, the fair value of the inventory, is approximately $10,118 (based upon 6,444,318 shares at $1.57 per share).

Subscription Agreement
----------------------

Pursuant to the subscription agreement, the Company issued to Auctentia 2,826,456 shares of its common stock for a purchase price equal to the Euro equivalent of $5,000,000, based on the Euro/US dollar exchange rate as of the close of business on the business day immediately preceding the closing date. The proceeds received by the Company pursuant to the subscription agreement will be used to purchase inventory, fund auction advances and for other working capital purposes of CdC.

Prior to the consummation of these transactions, Auctentia and its affiliates owned approximately 43% of the Company's common stock. As a result of the transactions, Auctentia and its affiliates own approximately 72% of the Company's outstanding common stock.

The financial results of the above transactions will be included in the Company's consolidated financial statements from and after September 8, 2003.

In addition, the Company or one of its subsidiaries will act as exclusive supplier of collectibles for Afinsa on a worldwide basis. Afinsa is engaged, among other things, in commercial and trading activities involving collectibles throughout Europe, and has business relationships with a substantial number of long-term clients, the ultimate purchasers of the goods to be provided by the Company. The purchasing agreement has a five-year term, terminable by either party upon six months' notice after the expiration of the first year of the agreement. Afinsa has agreed to pay a commission equal to 10% of the aggregate purchase price of all goods supplied by the Company to Afinsa during the year. A "monitoring committee" will be established comprised of representatives of the parties for the purposes of ensuring the fulfillment of purchasing agreement terms and conditions.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2003.

There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Greg Manning, age 57, was Chairman of the Board of the Company since its inception in 1981 through December 2002, and has served as the Company's Chief Executive Officer since December 8, 1992. Mr. Manning was the Company's President from 1981 until August 12, 1993 and from March 8, 1995 to the present. Mr. Manning also has been Chairman of the Board and President of Collectibles Realty Management, Inc. since its inception, which he founded as "Greg Manning Company, Inc." in 1961.

Larry Crawford, age 55, has been Chief Financial Officer since April 23, 2001. Mr. Crawford served as Chief Financial Officer of Arzee Holdings, Inc. from 1996 to 2001 and as Vice President of Finance and Chief Financial Officer of Talon, Inc., a subsidiary of Coats Viyella plc from 1987 to 1996. Mr. Crawford is a certified public accountant and received his B.A. from Pennsylvania State University and his M.B.A. from the Lubin School of Business of Pace University.

Anthony L. Bongiovanni, Jr., age 45, is President of Micro Strategies, Incorporated, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

Carol Meltzer, age 44, has served provided legal services to the Company since 1995. She previously practiced law at Stroock & Stroock & Lavan LLP and Kramer Levin Naftalis & Frankel LLP. She received her J.D. degree from the University of Michigan.

James A. Reiman, age 49, has served as an Executive Vice President of GMAI since April 1999. He is currently President and Chief Executive Officer of GMAI-Asia.com, Inc. Prior to his association with GMAI, Mr. Reiman founded and operating TOB Consulting, a firm providing direct marketing and eCommerce consulting services. Since 1980, Mr. Reiman also has been engaged in the practice of law, both independently and with private law firms, including the firm of Barnes & Thurnberg, where he headed the Direct Marketing practice group.

Scott S. Rosenblum, age 54, has been a director of the Company since December 8, 1992. Mr. Rosenblum has been a partner (since 1991) in the law firm of Kramer Levin Naftalis & Frankel LLP, and previously (from 1984 to 1991) was a partner in the law firm of Stroock & Stroock & Lavan. Mr. Rosenblum received his J.D. degree from the University of Pennsylvania.

Albertino de Figueiredo, age 73, was appointed as a director of the Company on September 10, 1997. In 1980, Mr. De Figueiredo founded Afinsa, S.A., a company engaged in the business of philatelics and numismatics, and until recently was Chairman of the Board of Afinsa. Mr. De Figueiredo is also Vice-Chairman of the Board of Directors of Finarte Espana, an art auction house, and a member of the Executive Board of ASCAT, the International Association of the Stamp Catalog and Philatelic Publishers.

Greg Roberts, age 41, a director since February, 2000, has been the President of Spectrum Numismatics since the early 1990s, following 9 years with Hannes Tulving in Newport Beach, CA. He has spent the last 24 years honing his skills to such an extent that he was able to successfully purchase such rare coins as the King of Siam proof set, the 1861 Pacquet Liberty Gold Coins-$1MM, and the Eliasberg-Stickney 1804 Silver Dollar-$1.8MM. He is also a lifetime member of the Professional Numismatics Guild.

James M. Davin, age 57, a director since February, 2000, has since 1993 been President of Davin Capital Corporation, a private investment company and Davin Capital, L.P., a private investment partnership. Mr. Davin is also a former member of the Advisory Board of the Georgetown University School of Business, from which he graduated in 1967. Mr. Davin's investment career started in 1969 at First Boston, from which he departed in 1988 as Managing Director to join Drexel Burnham Lambert Group, Inc. in 1990. Mr. Davin left Drexel as Executive Vice President, Senior Trading Official, a position mandated by the SEC under the company's agreement with the US District Attorney's office, after which he joined Lehman Brothers. Mr. Davin departed Lehman Brothers in 1993 as Managing Director to serve as Vice Chairman of Craig Drill Capital, a private investment fund in New York. Mr. Davin has been an active member of the National Association of Securities Dealers, for which he was Chairman and Vice Chairman of Governors in 1987 as well as a board member from 1985 until 1988.

Mark B. Segall, age 41, a director since December 1999, is currently Chairman and CEO of Kidron Corporate Advisors, LLC, which provides corporate consulting services. Until July, 2003, he was Chief Executive Officer of Investec Inc., the U.S. Investment Banking arm of The Investec Group. Mr. Segall was a partner at Kramer Levin Naftalis & Frankel LLP, a New York law firm, from 1995 through 1999. Mr. Segall serves on Board of Directors of Siliconix incorporated, Integrated Asset Management, and Trident Rowan Group, Inc.

Esteban Perez, age 61, has been a director of GMAI since January 2001 amd Chairman of the Board of Directors since December 12, 2002. Mr. Perez was Chairman of Tubacex S.A., a listed company in the Spanish Stock Exchange, from which he departed in 1993, and now is Chairman of Auctentia, S.A. Mr. Perez is also Director of the Board of Finarte Espana, an art auction house in Madrid, and also Director of Brohan-Design, an art and design service company in New York. Mr. Perez represents Afinsa S.A. in the Board of Trustees of the Guggenheim Bilbao Museum. Mr. Perez is graduated in Economics and Laws by the Deusto University.

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

Item 11. EXECUTIVE COMPENSATION

Information regarding Executive Compensation will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2003 and is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Security Ownership of Certain Beneficial Owners and Management will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2003 and is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Transactions will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2003 and is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2003 and is incorporated by reference.

                                     PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


   Exhibit No.            Description
   -----------            -----------

      (a)       (1) All Financial Statements of the Company for the years ended
                    June 30, 2002 and 2001 are filed herewith. See Item 8 of this Report for a list of such financial statements.

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

                (3) Exhibits -- See response to paragraph (c) below.

      (b)       Reports on Form 8-K

                (1) Report on Form 8-K filed on May 12, 2003, relating to the issuance of a press release announcing third quarter financial results.

                (2) Report on Form 8-K filed on May 22, 2003, relating to the issuance of 242,718 shares of common stock of the Company to The Tail Wind Fund Ltd.

      (c)   Exhibits

      3.1 Restated Certificate of Incorporation of Registrant, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Form SB-2, Registration Number 33-55792-NY, dated May 14, 1993 (the "1993 Form SB-2"); as amended by the Certificate of Amendment filed with the Secretary of State of New York on March 3, 2000.

      3.2   By-laws, as amended, of Registrant. *

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

  Exhibit No.            Description
  ----------             -----------

      10.6 Fifth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2002. *

      10.7 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.

      10.8  Amendment to Employment Agreement between the Company,
            Spectrum Numismatics International, Inc. and Gregory N. Roberts.

      10.9 Employment Agreement between the Company and Larry Crawford, effective as of April 23, 2001.*

      10.10 Amendment to Employment Agreement between the Company and Larry Crawford, effective as of October 23, 2002. *

      10.11 Revolving Credit Agreement, dated as of April 17, 2003 between the Company and Banco Santander Central Hispano, S.A. *

      10.12 Promissory Note, dated as of April 17, 2002 between the Company and Banco Santander Central Hispano, S.A. *

      10.13 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997, to the Proxy Statement of the Company dated January 14, 2000; to the Proxy Statement of the Company dated October 26, 2001; and to the Proxy Statement of the Company dated August 15, 2003.

      10.14 Share Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix A to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

      10.15 Inventory Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix B to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

      10.16 Subscription Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix C to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

      10.17 Registration Rights Agreement, dated as of September 8, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix E to the Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

      14.   Code of Ethics*

      21.   Subsidiaries of the Registrant*

      23.1  Consent of Independent Accountants. *

      31    Rule 13a-14(a)/15d-14(a) Certifications *

      32    Section 1350 Certifications *


      * Filed herewith


       *******************************************************************

                                   SIGNATURES


Dated:    September 11, 2003

                                          /s/ Greg Manning
                                          ---------------------------
                                          Greg Manning
                                          Chairman of the Board
                                          Chief Executive Officer & Director


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Dated:    September 11, 2003

                                          /s/ Greg Manning
                                          Greg Manning
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

                                          /s/ Larry Crawford
                                          Larry Crawford
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting Officer)

                                          /s/ Anthony Bongiovanni
                                          Anthony Bongiovanni
                                          Director

                                          /s/ Scott Rosenblum
                                          Scott Rosenblum
                                          Director

                                          /s/ Greg Roberts
                                          Greg Roberts
                                          Director

                                          /s/ James Davin
                                          James Davin
                                          Director

                                          /s/ Mark Segall
                                          Director

                        Report of Independent Accountants




To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.



We have audited the consolidated financial statements of Greg Manning Auctions, Inc., and subsidiaries as of June 30, 2003, 2002 and 2001, and for each of the three years in the period ended June 30, 2003 and have issued our report thereon dated September 4, 2003, except for Note 20 as to which the date is September 8, 2003, such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Greg Manning Auctions, Inc. and subsidiaries listed in Item 16(a) 2. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Amper, Politziner & Mattia P.C.

September 4, 2003
Edison, New Jersey

                                                                     SCHEDULE II


                           Greg Manning Auctions, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)


                                                             Balance at                                   Balance at
                                                             Beginning of      Additions       Write-       End of
                                                                Year             $              offs        Year
                                                             ------------      ----------      -------    ----------
Allowance for sales returns and doubtful accounts
  Years Ended June 30,
                                                   2001           826               19            --          845
                                                   2002           845              353           121        1,077
                                                   2003         1,077              172           376          873

Valuation allowance for deferred tax asset
  Years Ended June 30,
                                                   2001           575            4,926            --        5,501
                                                   2002         5,501            7,201            --       12,702
                                                   2003        12,702               --           888       11,814

Realizable value allowance for inventory
  Years Ended June 30,
                                                   2001           514            2,388            --        2,902
                                                   2002         2,902            1,401         1,871        2,432
                                                   2003         2,432               --           547        1,885

                                  EXHIBIT INDEX

   Exhibit No.          Description
   -----------          -----------

      3.1 Restated Certificate of Incorporation of Registrant, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Form SB-2, Registration Number 33-55792-NY, dated May 14, 1993 (the "1993 Form SB-2"); as amended by the Certificate of Amendment filed with the Secretary of State of New York on March 3, 2000.

      3.2      By-laws, as amended, of Registrant. *

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

      10.6 Fifth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2002. *

      10.7 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.

      10.8 Amendment to Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts.

      10.9 Employment Agreement between the Company and Larry Crawford, effective as of April 23, 2001.*

      10.10 Amendment to Employment Agreement between the Company and Larry Crawford, effective as of October 23, 2002. *

      10.11 Revolving Credit Agreement, dated as of April 17, 2003 between the Company and Banco Santander Central Hispano, S.A. *

      10.12 Promissory Note, dated as of April 17, 2002 between the Company and Banco Santander Central Hispano, S.A. *

      10.13 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997, to the Proxy Statement of the Company dated January 14, 2000; to the Proxy Statement of the Company dated October 26, 2001; and to the Proxy Statement of the Company dated August 15, 2003.

      10.14 Share Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix A to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

   Exhibit No.     Description
   -----------     -----------

      10.15 Inventory Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix B to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

      10.16 Subscription Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix C to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

      10.17 Registration Rights Agreement, dated as of September 8, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix E to the Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

      14.      Code of Ethics*

      21.      Subsidiaries of the Registrant*

      23.1     Consent of Independent Accountants. *

      31       Rule 13a-14(a)/15d-14(a) Certifications *

      32       Section 1350 Certifications *



      * Filed herewith



       *******************************************************************