Form 10-Q
period 2003-09-30
GREG MANNING AUCTIONS INC
filed 2003-11-13
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2003
                               ------------------------

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes    X        No   _____
   --------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes               No    X
    ---------       ---------


As of November 7, 2003, Issuer had 26,231,637 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------
PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

      Condensed Consolidated Balance Sheets at
      June 30, 2003 and September 30, 2003                                  3

      Condensed Consolidated Statements of Operations for the
      three months ended September 30, 2002 and 2003                        4

      Condensed Consolidated Statements of Stockholders' Equity
      for the three months ended September 30, 2003                         5

      Condensed Consolidated Statements of Cash Flows for
      the three months ended September 30, 2002 and 2003                    6

      Condensed Consolidated Statement of Comprehensive
      Income (Loss) for the three months ended
      September 30, 2002 and 2003                                           7

      Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               20

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                        30

Item 4. Controls and Procedures                                            30

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                              32

Item 2.     Changes in Securities                                          32

Item 3.     Defaults Upon Senior Securities                                32

Item 4.     Submission of Matters to a Vote of Security Holders            32

Item 5.     Other Information                                              33

Item 6.     Exhibits and Reports on Form 8-K                               33

Signatures                                                                 34


PART I. FINANCIAL INFORMATION

                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)

                                                                         June 30,     September 30,
                                                                          2003            2003
                                                                        -----------   ------------
                                   Assets                               (Audited)      (Unaudited)
                                   ------

Current Assets

   Cash and Cash Equivalents                                             $  2,250       $  8,789
   Accounts Receivable, net
        Auctions and Trade                                                  7,948         13,450
        Related Party                                                       4,588          6,276
        Advances to Consignors                                                781          1,125
   Inventory                                                               15,871         24,541
   Prepaid Expenses                                                         1,177            441
                                                                         --------       --------
        Total Current Assets                                               32,615         54,622

Property and Equipment, Net                                                   744          1,910

Goodwill, Net                                                               1,516          6,903

Other Purchased Intangibles, Net                                              943            998
Marketable Securities                                                          49             71
Investment in Investees                                                       500            500
Other Non-Current Assets
   Loans Receivable - Related Party                                           600            600
   Inventory                                                                  850            850
   Other                                                                       90            248
                                                                         --------       --------
        Total Assets                                                     $ 37,907       $ 66,702
                                                                         ========       ========

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Current Liabilities

   Demand Notes Payable - Bank                                           $  2,500       $  2,500
   Notes Payable and Capital Leases                                         4,522          4,492
   Payable to Third Party Consignors                                        2,468          4,346
   Accounts Payable                                                         9,741         11,123
   Advances Payable                                                           827            553
   Accrued Expenses                                                         2,612          3,228
   Accrued Expenses - Related Party                                          --              454
                                                                         --------       --------
        Total Current Liabilities                                          22,670         26,696
   Notes Payable and Capital Leases - Long Term                                43             31
                                                                         --------       --------
        Total Liabilities                                                  22,713         26,727

Stockholders' Equity

Preferred Stock, $.01 par value. Authorized
   10,000 shares; none issued
Common Stock, $.01 par value
   Authorized: 40,000 shares
   Issued: June 30, 2003-13,417 shares                                        134            264
   Issued: September 30, 2003-26,486 shares
Additional paid in capital                                                 46,480         67,734
Accumulated other comprehensive income (loss):                               (236)           703
Accumulated Deficit                                                       (28,636)       (26,178)
Treasury stock, at cost:
   368 shares at June 30 and September 30,
   2003, respectively                                                      (2,548)        (2,548)
                                                                         --------       --------
        Total Stockholders' Equity                                         15,194         39,975
                                                                         --------       --------
        Total Liabilities and Stockholders' Equity                       $ 37,907       $ 66,702
                                                                         ========       ========


      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                    For the Three Months Ended September 30,
                        (thousands except per share data)
                                   (Unaudited)

                                                      2002             2003
                                                    --------         --------
 Operating Revenues
 Sales of inventory                                 $ 24,375         $ 21,523
 Sales of inventory - related party                     --             10,678
 Commissions earned                                    1,040            2,286
                                                    --------         --------
  Total Revenues                                      25,415           34,487

Cost of merchandise sold                              22,797           27,025
                                                    --------         --------
  Gross profit                                         2,618            7,462

Operating Expenses
 General and Administrative                            1,215            2,011
 Salaries and Wages                                    1,106            1,887
 Depreciation and Amortization                           125              144
 Marketing                                               348              379
                                                    --------         --------
 Total Operating Expenses                              2,794            4,421
                                                    --------         --------
  Operating Income (Loss)                               (176)           3,041
                                                    --------         --------

Other Income (expense)
Interest Income                                           49               15
Interest Expense                                        (212)            (209)
Other                                                   --                 17
                                                    --------         --------
 Income (Loss) before income taxes                      (339)           2,864
Provision for income taxes                              --                406
                                                    --------         --------
Net Income (Loss)                                   $   (339)        $  2,458
                                                    ========         ========

Basic Earnings (Loss) per Share
 Weighted average shares outstanding                  12,703           16,165
                                                    ========         ========
 Basic Earnings (Loss) per share                    $  (0.03)        $   0.15
                                                    ========         ========

Diluted Earnings (Loss) per Share
 Weighted average shares outstanding                  12,703           17,473
                                                    ========         ========
 Diluted Earnings (Loss) per Share                  $  (0.03)        $   0.14
                                                    ========         ========


            See accompanying notes to condensed financial statements


                                              Condensed Statement of Stockholders' Equity
                                                  July 1, 2003 to September 30, 2003
                                                       (amounts in thousands)
                                                            (Unaudited)


                                                   Common Stock     Additional    Other                                 Total
                                                ------------------   Paid-In   Comprehensive  Accumulated  Treasury  Stockholder's
                                                Shares       $       Capital    Income (Loss)   Deficit     Stock       Equity
                                                ------    --------   --------  -------------  -----------  --------  ------------

 Balance, June 30, 2003                          13,417   $    134   $ 46,480     $   (236)    $(28,636)   $ (2,548)   $ 15,194

 Shares issued for acquisition
   of Auctentia                                  13,000        130     20,992                                            21,122

 Options exercised                                   69       --          132                                               132

Translation adjustment                                                                 936                                  936

 Options issued for services - Afinsa                                     130                                               130

 Unrealized loss from marketable securities           3                                                                       3

 Net profit, September 30, 2003                                                                   2,458                    2,458
                                               --------   --------   --------     --------     --------    --------    ---------
 Balance, September 30, 2003                     26,486   $    264   $ 67,734     $    703     $(26,178)   $ (2,548)   $  39,975
                                               ========   ========   ========     ========     ========    ========    =========

            See accompanying notes to condensed financial statements


                           GREG MANNING AUCTIONS, INC.
                       Condensed Statements of Cash Flows
                    For the Three Months Ended September 30,
                             (amounts in thousands)
                                   (Unaudited)

                                                                     2002           2003
                                                                   ---------      -------

Cash flows from operating activities:
      Net Income (Loss)                                            $  (339)       $ 2,458
      Adjustments to reconcile net income (loss) to net
      cash from operating activities:
          Depreciation and amortization                                100            144
          Provision for bad debts                                       17            306
          Options issued non employees                                  --            130
          Deferred tax benefit                                          --            (97)
          (Increase) decrease in assets:                                               --
               Auctions receivable                                  (1,368)        (5,521)
               Advances to consignors                                 (179)          (344)
               Inventory                                              (533)         1,382
               Prepaid expenses and deposits                          (198)         1,114
               Other assets                                             (6)        (1,161)
          Increase (decrease) in liabilities:
               Payable to third-party consignors                      (639)         1,877
               Accounts payable                                      3,082            206
               Accrued expenses and other liabilities                 (253)           240
               Advances Payable                                                      (274)
                                                                   -------        -------
                                                                      (316)           460

Cash flows from investing activities
      Capital expenditures for property and equipment                  (25)           (89)
      Purchase of Other Intangibles                                     --            (75)
      Loans Receivable - Related Party                                (525)            --
                                                                   -------        -------
                                                                      (550)          (164)

Cash flows from financing activities:
      Net proceeds from (repayment of) demand notes payable            600             --
      Repayment of loans and loans payable                              59           (243)
      Proceeds from exercise of options                                 --             16
      Proceeds from issuance of stock                                   --          5,536
                                                                   -------        -------
                                                                       659          5,309

Effect of exchange rates                                                --            935

Net change in cash and cash equivalents                               (207)         6,540
Cash and cash equivalents:
      Beginning of period                                            2,169          2,250
                                                                   -------        -------
      End of period                                                $ 1,962        $ 8,790
                                                                   =======        =======

           See accompanying notes to consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                    For the Three Months Ended September 30,
                             (amounts in thousands)
                                   (Unaudited)


                                                             2002         2003
                                                           --------     --------

Net Income(Loss)                                           $  (339)     $ 2,458

Other Comprehensive Income (Loss)
      Unrealized loss on securities, net of tax                (16)           3
      Currency translation adjustment                         --           (935)
                                                           -------      -------
                                                           $  (355)     $ 1,526
                                                           =======      =======

     See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements (amounts in thousands except per share amounts or as noted)

(1)  Organization, Business and Basis of Presentation

      Greg Manning Auctions, Inc. ("GMAI"), together with its wholly-owned North American subsidiaries, Ivy and Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc., Teletrade Inc., Spectrum Numismatics International, Inc., and Kensington Associates LLC. (collectively,the "Company") is an eCommerce and collectibles company as well as a public auctioneer of collectibles, including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, fine art and coins. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone. The Company accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. In Europe, the Company's subsidiaries, Auctentia Subastas S.L., the Kohler Group of Berlin and Weisbaden, Germany and Corinphila Auktionen AG of Zurich, Switzerland ("Corinphila") are leading philatelic auction houses. GMAI-Auctentia Central de Compras, S.L. of Madrid, Spain, is engaged in the acquisition of philatelics world-wide and providing inventories to the Company's other subsidiary companies and their customers.

      The accompanying condensed consolidated balance sheets as of June 30, 2003 and September 30, 2003 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three months ended September 30, 2002 and 2003 have been prepared from the books and records maintained by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

      As of June 30, 2003 and September 30, 2003, the allowance for doubtful accounts included in auction receivables was approximately $873 and $1,083, respectively.


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

      Marketable securities available for sale as of June 30, 2003 and September 30, 2003 is as follows:

                                                       Market    Unrealized
                                          Cost         Value     Gain (Loss)
                                          -----        -----     -----------
June 30, 2003           Common Stock      $ 285        $  49       $(236)
                                          =====        =====       =====

September 30, 2003      Common Stock      $ 304        $  71       $   3
                                          =====        =====       =====

Advances Payable

      Advances payable are cash advances on inventory consigned to a third party for sale by the third party at a later date at which time the advance will be deducted from the proceeds. The balances were $827and $553 as of June 30, 2003 and September 30, 2003 respectively.

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

Foreign Currency Translation and Transactions:

      The functional currency of the Company's foreign operations is the applicable local currency. The foreign subsidiaries' assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income (loss).

      Realized foreign currency transaction gains and losses are included in operations.

Comprehensive Income

      Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheet consist of the net unrealized gains (losses) on securities and the impact of unrealized foreign currency translation adjustments, net of tax.

New Accounting Pronouncements

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

 (3) Acquisitions

      On September 8, 2003, the Company consummated three separate transactions with Auctentia, S.L. ("Auctentia"), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. ("Afinsa"), pursuant to agreements executed on January 23, 2003. In connection with these transactions, the Company issued an aggregate of 13 million shares of its common stock to Auctentia. The three transactions are described below.

      Share Purchase Agreement
      The Company issued to Auctentia 3,729,226 shares of its common stock in exchange for all of Auctentia's equity interests in seven of its European-based operating subsidiaries. These entities are engaged in the business of providing intermediation for high-level collectors, with auctions and sales in primarily philatelic assets. The acquisition was accounted for under the purchase method of accounting, and accordingly the consolidated financial statements include the operations of these subsidiaries from the date of acquisition, September 8, 2003.

      The aggregate purchase price was approximately $6,004 (3,729,226 at $1.61 per common share) plus acquisition costs of approximately $1,100. The price per share of $1.61 was based on the average market price per share from January 21, 2003 through January 27, 2003, two days before and after January 23, 2003, the date the transaction agreements were entered into. The purchase price allocation of assets purchased and liabilities assumed of approximately $1,717 were based upon management's estimate of the fair value at the date of acquisition. In accordance with SFAS 141, Business Combinations, the excess of the purchase price over the net assets acquired was assigned to goodwill.

      The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of the subsidiaries had occurred as of July 1, 2002, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect the results of operations had those companies been operated as part of the Company since July 1, 2002.


                                         Unaudited
                              Three Months Ended September 30,
                                   2003              2002
                              -------------    ---------------
             Net revenues      $   35,376       $    25,461
             Net income             2,003              (378)
             (loss)
             EPS                      .08              (.02)


      Inventory Purchase Agreement
      The Company issued to Auctentia 6,444,318 shares of its common stock in exchange for Auctentia's 100% equity interest in a newly formed subsidiary, GMAI Auctentia Central de Compras, S.L. ("CdC"), whose sole assets consisted of an inventory of certain philatelic and art assets. Prior to the consummation of this transaction, CdC did not have any business operations. CdC is engaged in the sale, marketing, brokering, distribution, promotion and production of owned and third party collectibles, with an emphasis on specialized philatelic material.

      The value of the inventory was recorded based upon the closing trading price of the Company's common stock on the NASDAQ National Market on January 23, 2003, which is the date on which the agreement was entered into, which was $1.57; as such, the fair value of the inventory is approximately $10,118 (based upon 6,444,318 shares at $1.57 per share).

      Subscription Agreement
      Pursuant to the subscription agreement, the Company issued to Auctentia 2,826,456 shares of its common stock for a purchase price equal to the Euro equivalent of $5,000,000, based on the Euro/US dollar exchange rate as of the close of business on the business day immediately preceding the closing date. The proceeds received by the Company pursuant to the subscription agreement were used to purchase inventory, fund auction advances and for other working capital purposes of CdC.

      Prior to the consummation of these transactions, Auctentia and its affiliates owned approximately 43% of the Company's common stock. As a result of the transactions, Auctentia and its affiliates own approximately 72% of the Company's outstanding common stock.

      The financial results of the above transactions are included in the Company's consolidated financial statements from and after September 8, 2003.

      In addition, Greg Manning Auctions, Inc. and CdC are parties to separate agreements with Afinsa, each dated August 1, 2003, pursuant to which GMAI and CdC have agreed to act as exclusive suppliers of collectibles for Afinsa, on a worldwide basis. Under the agreements, GMAI is to act on behalf of Afinsa in the United States and Hong Kong, and CdC is to act in all other geographic locations. Afinsa is engaged, among other things, in commercial and trading activities involving collectibles throughout Europe, and has business relationships with a substantial number of long-term clients, the ultimate purchasers of the goods to be provided by the Company. The purchasing agreements have a five-year term, terminable by either party upon six months' notice after the expiration of the first year of the agreement. In addition to paying the purchase price for the goods sold to Afinsa under the contracts, Afinsa has agreed to pay to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold.

 (4) Inventories

      Inventories as of June 30, 2003 consisted of the following:

                                     Current   Non-current  Total
                                     -------   -----------  -----

               Stamps                $ 3,389    $   230    $ 3,619
               Sports Collectibles       461        370        831
               Coins                  11,891         --     11,891
               Art                        34        250        284
               Other                      96         --         96
                                     -------    -------    -------
                                      15,871    $   850    $16,721
                                     =======    =======    =======

      Inventories as of September 30, 2003 consisted of the following:

                                     Current   Non-current  Total
                                     -------   -----------  -----

               Stamps                $10,649    $   230    $10,879
               Sports Collectibles       357        370        727
               Coins                  11,961         --     11,961
               Art                     1,575        250      1,825
               Other                       0         --          0
                                     -------    -------    -------
                                     $24,541    $   850    $25,391
                                     =======    =======    =======

      The above inventory amounts reflect net realizable (LCM) allowances of approximately $1,885 and $1,112 at June 30, 2003 and September 30, 2003 respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

      Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.

 (5) Intangible Assets

      Goodwill

The changes in the carrying value of goodwill for the year ended June 30, 2003 and the three months ended September 30, 2003 are as follows:

      Balance - July 1, 2002              $  1,516
      Amortization of Goodwill                   -
      Goodwill Impairment Loss                   -
                                          --------

                Balance - June 30, 2003   $  1,516
                                          ========


      Balance - July 1, 2003              $  1,516
      Purchased Goodwill - Auctentia         5,387
      Amortization of Goodwill                   -
      Goodwill Impairment Loss                   -
                                          --------

                Balance - June 30, 2003   $  6,903
                                          ========


Intangible Assets

      Other Purchased Intangibles

At June 30, 2003 and September 30, 2003, acquired intangible assets were comprised of the following (in thousands):

June 30,
  2003                         Estimated       Gross
                              Useful Lives    Carrying   Accumulated   Net Book
                                (Years)        Amount    Amortization   Value
-------------------------------------------------------------------------------
Trademarks                         16         $ 3,000      $(2,077)     $   923
Customer Lists                      5           1,105       (1,085)          20
                                              -------      -------      -------
                                              $ 4,105      $(3,162)     $   943
                                              =======      =======      =======


September 30,
  2003                         Estimated       Gross
                              Useful Lives    Carrying   Accumulated   Net Book
                                (Years)        Amount    Amortization   Value
-------------------------------------------------------------------------------
Trademarks                         16         $ 3,000      $(2,092)     $   908
Customer Lists                      5           1,180       (1,090)          90
                                              -------      -------      -------
                                              $ 4,180      $(3,182)     $   998
                                              =======      =======      =======


All of the Company's intangible assets are subject to amortization. Amortization expense for acquired intangible assets was $20 and $15, for the periods ended September 30, 2003 and 2002, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Twelve Month Period Ended
September 30,              Amount
-----------------------------------------------
2004                      $   101
2005                           87
2006                           87
2007                           68
2008                           62
Thereafter                    593
                            -----
Total                     $   998
                            =====

(6) Related-party Transactions

      Afinsa and Auctentia
      --------------------

      Afinsa and its affiliates beneficially owned approximately 72% of the Company's outstanding common stock at September 30, 2003.

      At June 30, 2003 and September 30, 2003, Afinsa had outstanding accounts receivable balances of approximately $4,588 and $6,276, respectively, and such amounts are included in the accompanying Consolidated Balance Sheet as Accounts Receivable-related party. During the quarter ended September 30, 2003, sales to Afinsa were approximately $10,678 and are included in the accompanying Consolidated Statement of Operations as Sales of Inventory - Related Party. The Company purchased stamp inventory from Afinsa in the quarter ended September 30, 2003, which approximated $39.

      On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. The agreement has been guaranteed by Afinsa and requires that Auctentia maintain ownership of at least 43% of all of authorized, issued and outstanding shares of voting stock of the Company, (See
Note 7).

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

      For the three months ended September 30, 2003 and 2002 sales of approximately $0 (less than 1% of revenues), and $0 (less than1% of revenues) were made to former stockholders of Spectrum and/or entities in which they had an ownership interest, who are current stockholders of the Company. Purchases made to these entities approximated $141 and $2,782 for the three months ended September 30, 2003 and 2002, respectively. Additionally consulting fees in the amount of $13 and $233 were paid to this party in the three months ended September 30, 2003 and 2002, respectively.

      Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides technological services to the Company.

(7) Debt

      The Company on April 17, 2003 entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. with a credit facility of up to $2,500. Borrowings under this facility bear interest at a rate of prime plus ..25%. The agreement has been guaranteed by Afinsa and requires that Auctentia maintain at least 43% of all of authorized issued and outstanding shares of voting stock of the Company. Borrowings under this facility were $2,500 at September 30, 2003. The agreement expires on April 12, 2004.

      Additionally the Company obtained a secured loan from a privately held capital coin fund which is due December 31, 2003. This loan is collateralized by certain inventories and bears interest at a rate of 10% per annum. Borrowing under this line of credit totaled $4,300 at June 30, 2003 and $4,000 at September 30, 2003. It is expected that this loan will be renewed.

      Corinphila has a short-term line of credit of approximately $729 with a local bank. Borrowings under this line of credit bear interest at a rate of 5% and totaled $376 as of September 30, 2003.

      The remaining notes payable consist of capital leases for the purchase of equipment and they carry interest rates ranging from 13% to 21%. Total borrowings under the leases totaled $183 and $147 at June 30, 2003 and September 30, 2003, respectively.

   (8) Major Customers

            The Company had two "major" customers, the first of which accounted for approximately 4% and 18% of total revenue during the three months ended September 30, 2003 and 2002, respectively, and 4% and 3% of accounts receivable at September 30, 2003 and 2002, respectively. Such customer is a party to certain supply and sales agreements with the Company.

            The Company's other major customer was Afinsa (a related party), which accounted for approximately 31% of total revenue during the three months ended September 30, 2003 and 41% of accounts receivable at September 30, 2003, (See Note 4).

            Major customers are considered to be those that accounted for more than 10% of sales in any period covered by this report.

(9) Stock-Based Compensation

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

                                                             Three Months Ended
                                                                September 30,
                                                              -----------------
                                                                2002      2003
                                                              -----------------
  Net income (loss) - as reported                             $  (339)   $ 2,458
  Deduct:
  Total stock-based employee compensation
  expense determined under fair value based
  method for all awards, net of related tax effects               333        198
                                                              -------    -------
  Pro forma net income (loss)                                 $  (672)   $ 2,260

  Net income (loss) per share:
  Basic and diluted earnings (loss) per share - as reported   $ (0.03)   $  0.15
  Basic and diluted earnings (loss) per share - proforma      $ (0.05)   $  0.13
                                                              =======    =======

(10) Geographic Information

      Geographic net sales based on customer location were as follows:

                            2003          2002
                          --------      --------
United States             $ 30,468      $ 25,415
Asia Pacific                   352
Europe                       3,667
                          --------      --------
                          $ 34,487      $ 25,415
                          ========      ========

      Net property, plant and equipment by geographic area was as follows:

                             2003         2002
                            ------       ------
United States             $    794      $    744
Europe                       1,116
                          --------      --------
                          $  1,910      $    744
                          ========      ========


(11) Earnings (loss) per share

      The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:

                                                            Three Months Ended
                                                              September 30,
                                                           --------------------
                                                             2002       2003
                                                           --------------------
      BASIC EARNINGS (LOSS) PER SHARE:

 Numerator:
 Earnings (loss) available to common stockholders          $  (339)   $  2,458

Denominator:
Weighted average common shares outstanding                    12,703    16,165

Net earnings  (loss) per share: - Basic                        (0.03)     0.15
                                                           =========  ========

     DILUTED EARNINGS (LOSS) PER SHARE:

 Numerator:
 Earnings (loss) available to common stockholders          $  (339)   $  2,458

Denominator:
Weighted average common shares outstanding                    12,703    16,165

Effect of dilutive securities - stock options                   --       1,308
                                                           ---------  --------
Weighted average common shares - assuming dilution            12,703    17,473

Net earnings  (loss) per share: - Diluted                      (0.03)     0.14
                                                           =========  ========

(13) Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                                             Three Months Ended
                                                September 30,
                                               (in thousands)

                                              2002        2003
                                             -------    --------
 Interest paid                               $   212    $    209
 Income taxes paid                                           150

 Summary of significant non-cash transactions:

  Common stock issued for inventory                       10,118
  Common stock issued for Auctentia                        6,004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes," or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company's business, prospective investors should carefully consider the information set forth below, and in the Company's Form 10-K, and other filings with the Securities and Exchange Commission in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainty.

Results of Operations (Amounts in thousands except as noted or per share information)

General

      The Company operates in one segment consisting of various collectibles, which are summarized in the accompanying table:

                                              For the Three Months Ended
                                        ---------------------------------------
                                           September 30,         Percentages
                                        -----------------     -----------------
                                          2002      2003       2002       2003
                                        -------    ------     ------     ------
Aggregate Sales                          29,209    41,296        100%       100%
                                         ======    ======     ======     ======
     By Source:
         A. Auction                       4,834     9,005         17%        22%
         B. Sales of Inventory           24,375    32,291         83%        78%
                                         ------    ------     ------     ------
                                         29,209    41,296        100%       100%
                                         ======    ======     ======     ======
     By Market:
         Philatelics                      2,924    16,582         10%        40%
         Numismatics                     25,284    23,906         87%        58%
         Sports Collectibles                899       307          3%         1%
         Art                                 16         1          0%         0%
         Other Collectibles                  86       500          0%         1%
                                         ------    ------     ------     ------
                                         29,209    41,296        100%       100%
                                         ======    ======     ======     ======

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

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended September 30, 2003 and 2003. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Material Changes in Financial Condition

      On September 8, 2003, following the end of its last fiscal year, the Company consummated three separate transactions with Auctentia, S.L. ("Auctentia"), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. ("Afinsa"). Prior to the consummation of these transactions, Auctentia and its affiliates owned approximately 43% of GMAI's common stock. As a result of the transactions, Auctentia and its affiliates own approximately 72% of GMAI's outstanding common stock.

      In the first transaction, the Company acquired all of Auctentia's equity interests in the following European-based operating subsidiaries (the "European subsidiaries") in exchange for the issuance of 3,729,226 shares of GMAI common stock: Corinphila Auktionen AG.; Heinrich Kohler Berliner Briefmarken-Auktionen GmbH; Heinrich Kohler Auktionshaus GmbH & Co. KG; Heinrich Kohler Briefmarkenhandel GmbH & Co. KG; Heinrich Kohler Verwaltungs GmbH; Auctentia Deutschland GmbH; and Auctentia Subastas S.L. These companies, located in Switzerland, Germany and Spain, are variously engaged in the businesses of providing intermediation for high level collectors through auctions (both live and via the internet), sales, trading and investing in primarily philatelic and numismatic assets.

      In the second transaction, in exchange for the issuance to Auctentia of 6,444,318 shares of stock, the Company acquired from Auctentia all of its right, title and interest to all of the outstanding membership interests of GMAI Auctentia Central de Compras, S.L. ("CdC"), a Spanish limited liability company whose principal assets consist of an inventory of certain stamps, art and other collectibles assets contributed by Afinsa. CdC was formed in December 2002 solely as a holding company to hold the assets sold to GMAI. CdC has historically had no operations and commenced operations as of the closing of the transaction. CdC is engaged in the sale, marketing, brokering, distribution, promotion and production of owned and third party collectibles, with an emphasis on specialized philatelic material.

      In the last transaction, GMAI issued to Auctentia 2,826,456 shares of its common stock, for a purchase price of the Euro equivalent of US $5.0 million.

      In addition, GMAI and its now wholly owned subsidiary, CdC, are parties to separate agreements with Afinsa, each dated August 1, 2003, pursuant to which GMAI and CdC have agreed to act as exclusive suppliers of collectibles for Afinsa, on a worldwide basis. Under the agreements, GMAI is to act on behalf of Afinsa in the United States and Hong Kong, and CdC is to act in all other geographic locations. Afinsa is engaged, among other things, in commercial and trading activities involving collectibles throughout Europe, and has business relationships with a substantial number of long-term clients, the ultimate purchasers of the goods to be provided by the Company. The purchasing agreements have a five-year term, terminable by either party upon six months' notice after the expiration of the first year of the agreement. In addition to paying the purchase price for the goods sold to Afinsa under the contracts, Afinsa has agreed to pay to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold.

      These transactions and agreements are expected to have a significant effect on the Company's future business, financial condition and results of operations.

Three months ended September 30, 2003
Compared with the three months ended September 30, 2002

      The Company recorded an increase in net revenues of approximately $9,072 (36%) from approximately $25,415 for the three months ended September 30, 2002 to approximately $34,487 for the three months ended September 30, 2003. Revenue attributable to the operations of the seven European subsidiaries accounted for $1,043 in revenue while sales to Afinsa (a related party) contributed $10,678 to the increased revenue. The Company acquired the European subsidiaries in the quarter ended September 30, 2003, and entered into the exclusive purchasing agreements with Afinsa, pursuant to which the sales to Afinsa were made, in August 2003; accordingly, there are no corresponding figures for the equivalent period of the prior year.

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

      Gross profit increased approximately $4,844 (185%) from approximately $2,618 for the three months ended September 30, 2002 to approximately $7,462 for the three months ended September 30, 2003. The increased gross profit was the result of an increase in revenue of $9,072 combined with a gross profit increase from 11% for the three months ended September 30, 2002 to 28% for the three months ended September 30, 2003. A significant amount of the increased gross profit was derived from direct sales to Afinsa (a related party) in the quarter ended September 30, 2003.

      The largest contributing factor to the increase in gross profit percentage was $10,678 in direct sales to Afinsa (a related party) in the quarter ended September 30, 2003. Exclusive of sales to Afinsa, the gross profit increased from 11% for the quarter ended September 30, 2002 to 21% for the quarter ended September 30, 2003. The increase exclusive of sales to Afinsa was the result of higher gross profit margins on auction sales of owned stamp inventory, which is reflective of the improvement in quality and pricing of stamp purchases by the Company.

      The gross profit percentage can vary depending on the market demand and market conditions relative to each type of product being sold and the proportion of the revenue mix between sales of merchandise and commissions earned, whereby sales of merchandise as compared to commissions earned yield a gross profit of less than 100%.

      The Company's operating expenses increased approximately $1,628 (58%) during the three months ended September 30, 2003 as compared to the same period in the prior year. United States operations operating expenses were up $949 (25%) with the balance of the increase, $679, coming from the recently acquired foreign operations.

      The United States operations had minor decreases in marketing expenses, $13 (4%), and depreciation and amortization, $12 (11%). Salaries and wages increased approximately $595 (35%) and general and administrative expenses increased approximately $379 (24%). There was an increase in salaries due to the accruing of executive bonuses in the amount of $262 for the three months ended September 30, 2003, an increase of $233 from the $30 accrued for in the three months ended September 30, 2002 as well as an increase in general salaries of $324 as the Company added personnel to support increased revenues. General and administrative expenses increased $379 (24%) to $1,594 for the three months ended September 30, 2003 as compared to $1,215 for the three months ended September 30, 2002. Consulting expenses of $130 for the issuance of stock options to non-employees, an increase in shareholder's expenses of $50 and increased insurance costs of $20 were the major factors in the higher general and administrative costs.

      The increase in operating expenses Company wide although offset by the large revenue increase, had the effect of increasing operating costs as a percentage of operating revenue from 11% during the three months ended September 30, 2002 to 13% for the same period ended September 30, 2003. As compared to aggregate sales, these costs increased slightly from 10% in September 2002 to 11% in 2003.

      Interest expense (net of interest income) for the three months ended September 30, 2003 increased approximately $31 from approximately $163 to approximately $195. Interest expense decreased $3 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Interest income decreased $34 from $49 for the three months ended September 30, 2002 to $15 for the three months ended September 30, 2003. In United States operations lower auction advances of $411 for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 were the largest factor in the decreased interest income.

      The Company's effective tax rates for the three month periods ended September 30, 2002 and 2003 were approximately 0% and 14%, respectively. The rate is based on statutory rates reduced by available net operating loss carryforwards. This rate may change during the remainder of 2003 if operating results or acquisition related costs differ significantly from current projections.

      The Company's increase in operating profit of approximately $4,844 was offset by an increase in operating expenses of $1,628 and income tax expense of $406 resulted in a net gain of approximately $2,797 for the current three month period as compared to the three months ended March 31, 2002, from a loss of approximately $339 to a profit of approximately $2,458 for the three months ended September 30, 2002 and 2003, respectively.

Liquidity and Capital Resources

      At September 30, 2003, the Company's working capital position was approximately $27,926, compared to approximately $9,945 as of June 30, 2003. The net increase of approximately $17,981 was primarily due to the three transactions with Auctentia that were consummated during the quarter, which contributed $16,057 of working capital, with the balance of the increase of $1,234 coming from existing United States operations. The acquisition was an exchange of $21,122 in equity for but not limited to $5,536 in cash, $10,053 in inventory and goodwill of $4,287. The major increases to working capital for the United States operations were gains due to an increase in accounts receivable of both auctions and trade and related-party of $2,791, a decrease in accounts payable of $1,841 and a decrease of payables to third party consignors of $741. The major uses of working capital were a decrease of cash of $1,547, a decrease of inventory of $1,703 and a decrease in prepaid expenses of $801 which was due to the capitalization to goodwill of $1,100 in costs related the acquisition of the seven European subsidiaries (which had been in prepaid expenses).

      The Company experienced a decrease in cash flow from investing activities for the three months ended September 30, 2003 of approximately $164. This was primarily attributable to the acquisition of property and equipment and other in the amount of $89 and purchased intangibles of $75.

      The Company experienced an increase in cash flow from financing activities for the three months ended September 30, 2003 of approximately $5,309. This increase was attributable to the cash received in the Auctentia acquisition of $5,536 as well as $16 for proceeds from exercise of options and an increase of $130 in common stock related to the acquisition with a reduction of $243 of loans and loans payable for the three months ended September 30, 2003. The Company had experienced an increase in cash flow from financing activities of $659 for the three months ended September 30, 2002 which was entirely attributable to an increase in borrowing.

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

      The Company's effective tax rates for the three month periods ended September 30, 2001 and 2002 were approximately 0%, for both periods. The rate is based on a full valuation allowance provided for all deferred tax attributes.

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

      The Company experienced an increase in cash flow from financing activities for the three months ended September 30, 2002 of approximately $3,415. This was primarily attributable to the increase in demand notes payable of approximately $740 for the months ended September 30, 2002 as compared to a repayment of demand notes payable of $4,150 and the proceeds from the sale of Common stock of $1,400 for the three months ended September 30, 2001.

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

     o At times there may be a limited supply of collectibles available for sale by the Company. Such supply historically has varied from time to time. While neither the Company nor its recently acquired European subsidiaries have generally experienced a lack of collectibles that has prevented them from conducting appropriately sized auctions on an acceptable schedule, no assurance can be given that the Company will be able to obtain consignments of suitable quantities of collectibles in order to conduct auctions of the size, and at the times, the Company may desire in the future. The inability to do so would have a material adverse effect on the Company.

          Furthermore, the popularity of collectibles could decline. This could affect the market value of inventory that GMAI currently holds, including the inventory acquired under the inventory purchase agreement, or inventory it or its subsidiaries may acquire in the future.

     o The business of selling stamps, coins, and other collectibles at auction and in retail sales is highly competitive. The Company competes with a number of auction houses and collectibles companies throughout the North America, Europe and the rest of the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other companies with greater financial and other resources and name recognition will not enter the market. Among the primary competitors in the philatelic auction business in North America and Europe are Matthew Bennett, Inc., Charles Shreve Galleries, Inc., H.R. Harmer, Robert A. Siegel, Philatelists on Line, eBay, Spink, Harmers of London, Thomas Hoiland Auktioner A/S, Postiljonen AB, David Feldman, S.A. H.B.A., Edgar Mohrmann & Co., Bolaffi, Rapp Auktionshaus. With respect to sports trading card and sports memorabilia auction business, the primary competitors are Lelands, Mastro Auctions, Sotheby's, Collector's Universe and eBay. With respect to coin operations, the main competitors are Heritage, Stacks, Collector's Universe, Bowers and Merena, and Superior.

          With respect to internet operations, the market for internet products and services is highly competitive and there are no substantial barriers to entry. The Company expects that competition will continue to intensify. Many of the Company's internet competitors have more experience than the Company has maintaining internet operations and have greater brand recognition.

     o As a result of the issuance of 13,000,000 shares to Auctentia on September 8, 2003 in connection with the consummation of the share purchase agreement, the inventory purchase agreement and the subscription agreement, Auctentia and its affiliates currently beneficially own approximately 72% of the issued and outstanding shares of the Company's common stock. This represents a substantial dilution in the current voting power of non-Auctentia related stockholders of the Company. As a result, Auctentia and its affiliates will be able to elect the entire board of directors of GMAI. Auctentia and its affiliates also may be able to approve other actions as a stockholder without obtaining the votes of other stockholders of the Company or impede transactions that may be desirable for other stockholders. In addition, this concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for the Company's common stock.

     o The Company and Auctentia have signed a registration rights agreement pursuant to which Auctentia may request that 18,562,719 shares of the Company's common stock beneficially owned by it (including 126,833 warrants to purchase GMAI common stock) be registered by the Company at the Company's expense. Auctentia has agreed that the 3,729,226 shares of the Company's stock it received pursuant to the share purchase agreement will not be sold or otherwise transferred for a period of 18 months following the closing. All other registrable Company common stock owned by Auctentia (that is, approximately 57% of the outstanding shares of GMAI common stock) will be freely tradable immediately after any registration.

     o The transactions contemplated by the share purchase agreement will present challenges to management, including the integration of the operations, product lines, technologies and personnel of the Company and the European subsidiaries, and special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. The Company cannot be certain that it will successfully integrate or profitably manage the European subsidiaries' business. In addition, there can be no assurance that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies or that the transactions contemplated by the share purchase agreement will result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of GMAI and the European subsidiaries are complicated by the necessity of coordinating geographically separated organizations. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the Company's businesses, including the businesses acquired in the transactions. Additionally, the combined companies may experience slower rates of growth as compared to historical rates of growth of the Company and the European subsidiaries independently.

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

     o The Company cannot accurately forecast revenues of its business, particularly with respect to stamp auction operations. Due to difficulty anticipating levels or values of consignments at any given time, the stamp auction business is susceptible to significant fluctuations in operating results and revenue shortfalls, which could adversely affect the Company's business. In addition, the Company's operating results in the coin business are dependent upon product availability over the short and long term, which cannot be predicted with any certainty. Future fluctuations in operating results or revenue shortfalls of the Company could adversely affect the success of the Company. If revenue fails to offset operating expenses in the future, the Company may be required to fund future operations through the sale of additional common stock, which could cause the market price of its stock to decline, as well as have a dilutive effect on the value of its common stock currently outstanding.

          In addition, the Company may be adversely affected by the loss of one or more major customers or a decrease in the levels of sales to a related party.

     o The market price of the Company's common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond the Company's control, including: sales of the Company's common stock by stockholders; actual or anticipated fluctuations in the Company's operating results; the operating and stock price performance of other comparable companies; developments and publicity regarding the Company's industry; and general economic conditions.

          In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of the Company's common stock, regardless of the Company's actual performance, and could enhance the effect of any fluctuations that do relate to its operating results.

     o The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings;
          (ii) settlements, investigations, claims and changes in those items; and (iii) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

     o GMAI has incurred net losses of $13,177,000, $16,323,000, and $3,668,000 for the fiscal years ended June 30, 2002, 2001 and 2000, respectively. Through the transactions with Auctentia and otherwise, the Company is seeking to reduce operating expenses, optimize profitability and align resources with long-term business growth strategies, as well as to explore new sources of collectibles in an effort to increase margins and revenues from commissions. There can be no assurance that these steps (or any others) will result in a significant improvement in GMAI's financial condition, on either a short or long-term basis.

          Although the Company's results of operations for the year ended June 30, 2003 and for the quarter ended September 30, 2003 reflect a significant improvement over the results of prior periods, a significant portion of the gross profit for those periods was attributable to sales to one related party. A decrease in the level of sales to this party could have a material adverse effect on the Company.

     o The Company's future results of operations could be adversely affected by changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants.

     o The Company is subject to certain market risks. See Item 3, "Quantitative and Qualitative Disclosures about Market Risk", below.

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

        Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates (since we now have significant subsidiaries in Spain, Switzerland and Germany, where the currency used is the Euro or, in Switzerland, the Swiss Franc) and interest rates (since our line of credit with Banco Santander bears interest based on the "prime" rate). We manage our exposure to these market risks through internal control procedures and, when deemed appropriate, may do so through the use of derivative financial instruments, currency exchange forward contracts, currency options, or other derivative instruments, provided such instruments may be obtained at suitable prices. However, to date we have not done so. We do not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not intend to use financial instruments for trading purposes. We monitor our underlying market risk exposures on an ongoing basis and believe that we can modify or adapt our hedging strategies as needed.

        The Company on April 17, 2003 entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. with a credit facility of up to $2,500. Borrowings under this facility bear interest at a rate of prime plus ..25%. The Company currently has no activities that would expose it to material interest rate risks.

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

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

      A Special Meeting of Shareholders was held on September 8, 2003 to approve the issuance of an aggregate of 13 million shares of the Company's common stock to Auctentia pursuant to the Share Purchase Agreement, the Inventory Purchase Agreement and the Subscription Agreement, as well as to amend the Company's 1997 Stock Incentive Plan, as amended.

      Set forth below is information concerning the voting results of matters voted upon at the Special Meeting:

     1. The issuance of 3,729,226 shares of GMAI common stock to Auctentia to complete the acquisition of all of Auctentia's equity interests in seven of its European-based operating subsidiaries, pursuant to the share purchase agreement dated January 23, 2003 by and between GMAI and Auctentia:

          For: 8,210,686
          Against: 117,548
          Abstentions: 4,238

     2. The issuance of 6,444,318 shares of GMAI common stock to Auctentia to complete the acquisition of a subsidiary of Auctentia whose sole assets consist of an inventory of certain philatelic and art assets pursuant to the inventory purchase agreement dated January 23, 2003 by and between GMAI and Auctentia:

          For:  8,210,084
          Against: 118,388
          Abstentions: 4,000

     3. The issuance of 2,826,456 shares of GMAI common stock, to Auctentia for a purchase price of $5,000,000 pursuant to the subscription agreement dated January 23, 2003 by and between GMAI and Auctentia:

          For: 8,205,636
          Against: 127,536
          Abstentions: 4,300

     4. The approval of an amendment to GMAI's 1997 Stock Incentive Plan to increase from 3,500,000 to 5,000,000 the total number of shares that GMAI may issue under such plan:

          For: 8,033,586
          Against: 294,286
          Abstentions: 4,600

Item 5. Other Information.

            None

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            31.1 Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
            31.2 Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
            32.1   Section 1350 Certification of Chief Executive Officer *
            32.2   Section 1350 Certification of Chief Financial Officer *

            (b) Reports on Form 8-K

                    (1) Report on Form 8-K filed on September 9, 2003, relating to a press release containing material non public information and non-GAAP financial information, issued on September 5, 2003.

                    (2) Report on Form 8-K filed on September 23, 2003, relating to the consummation of three transactions with Auctentia, S.L., pursuant to which the Company issued an aggregate of 13 million shares of common stock.

                    (3) Report on Form 8-K filed on September 23, 2003, relating to a press release setting forth earnings guidance for the quarter ending September 30, 2003, as well as for the fiscal year ending June 30, 2004, issued on September 23, 2003.


*  Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.


Dated:  November 11, 2003
                                    /s/ Greg Manning
                                    --------------------------------
                                    Greg Manning
                                    Chairman and Chief Executive Officer



                                    /s/ Larry Crawford
                                    --------------------------------
                                    Larry Crawford
                                    Chief Financial Officer