Form 10-Q
period 2003-12-31
GREG MANNING AUCTIONS INC
filed 2004-02-05
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2003
                               ---------------------

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
             (Exact name of Registrant as specified in its Charter)


           Delaware                                          22-2365834
 -----------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


         775 Passaic Avenue
       West Caldwell, New Jersey                                 07006
---------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004
                                                     --------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   X       No
   -------      ------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes           No  X
    -------     ------


As of February 3, 2004, Issuer had 26,391,748 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 2003 and December 31, 2003                                3

        Condensed Consolidated Statements of Operations for the
        six months ended December 31, 2002 and 2003                        4

        Condensed Consolidated Statements of Stockholders'
        Equity for the six months ended December 31, 2003                  5

        Condensed Consolidated Statements of Cash Flows for
        the six months ended December 31, 2002 and 2003                    6

        Condensed Consolidated Statement of Comprehensive Income
        (Loss) for the six months ended December 31, 2002 and 2003         7

        Notes to Condensed Consolidated Financial Statements               8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          21

Item 3. Quantitative and Qualitative Disclosures About Market Risk         32

Item 4. Controls and Procedures                                            32

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                  34

Item 2. Changes in Securities                                              34

Item 3. Defaults Upon Senior Securities                                    34

Item 4. Submission of Matters to a Vote of Security Holders                34

Item 5. Other Information                                                  34

Item 6. Exhibits and Reports on Form 8-K                                   34

Signatures                                                                 36

PART I. FINANCIAL INFORMATION


                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)

                                                                         June 30,       December 31
                                                                          2003             2003
                                                                        ----------      ----------
                                   Assets                               (Audited)       (Unaudited)
                                   ------
 Current Assets

    Cash and Cash Equivalents                                            $  2,250         $  9.253
    Accounts Receivable, net
         Auctions and Trade                                                 7,948            9.283
         Related Party                                                      4,588           11,947
         Advances to Consignors                                               781            3,215
         Other                                                              1,039
    Inventory                                                              15,871           35,148
    Prepaid Expenses                                                        1,177              710
                                                                         --------         --------
         Total Current Assets                                              32,615           70,595

 Property and Equipment, Net                                                  744            1,834
 Goodwill, Net                                                              1,516            6,903
 Other Purchased Intangibles, Net                                             943              970
 Marketable Securities                                                         49              169
 Investment in Investee                                                       500             --
 Other Non-Current Assets
    Loans Receivable - Related Party                                          600              600
    Inventory                                                                 850              850
    Other                                                                      90              364
                                                                         --------         --------
         Total Assets                                                    $ 37,907         $ 82,285
                                                                         ========         ========

                   Liabilities and Stockholders' Equity
                   ------------------------------------

 Current Liabilities

    Demand Notes Payable - Bank                                          $  2,500         $   --
    Notes Payable and Capital Leases                                        4,522              643
    Payable to Third Party Consignors                                       2,468            2,108
    Accounts Payable                                                        9,741           18,059
    Advances Payable                                                          827              162
    Advances Payable - related party                                         --              4,976
    Accrued Expenses                                                        2,612            3,258
    Income Taxes Payable                                                    2,824
                                                                         --------         --------
         Total Current Liabilities                                         22,670           32,030
    Notes Payable and Capital Leases - Long Term                               43            4,026
                                                                         --------         --------
         Total Liabilities                                                 22,713           36,056

 Stockholders' Equity

 Preferred Stock, $.01 par value. Authorized
    10,000 shares; none issued
 Common Stock, $.01 par value
    Authorized: 40,000 shares
    Issued: June 30, 2003-13,417 shares                                       134              267
    Issued: December 31, 2003-26,760 shares
 Additional paid in capital                                                46,480           68,328
 Accumulated other comprehensive income (loss):                              (236)           2,304
 Accumulated Deficit                                                      (28,636)         (22,122)
 Treasury stock, at cost:
    368 shares at June 30 and December 31,
    2003, respectively                                                     (2,548)          (2,548)
                                                                         --------         --------
         Total Stockholders' Equity                                        15,194           46,229
                                                                         --------         --------
         Total Liabilities and Stockholders' Equity                      $ 37,907         $ 82,285
                                                                         ========         ========


      See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                 For the Three and Six Months Ended December 31,
                        (thousands except per share data)
                                   (Unaudited)

                                                      Three Months Ended             Six Months Ended
                                                         December 31,                  December 31,
                                                     2002            2003           2002          2003
                                                   --------        --------       --------      --------

 Operating Revenues
 Sales of inventory                                $ 18,452       $ 30,885        $ 42,827      $ 52,408
 Sales of inventory - related party                    --           19,967            --          30,645

 Commissions earned                                     902          2,363           1,942         4,649
                                                   --------       --------        --------      --------

  Total Revenues                                     19,354         53,215          44,769        87,702

Cost of merchandise sold                             17,073         39,823          39,869        66,849
                                                   --------       --------        --------      --------

  Gross profit                                        2,281         13,392           4,900        20,853

Operating Expenses
 General and Administrative                           1,361          2,609           2,574         4,621

 Salaries and Wages                                   1,207          2,810           2,315         4,696
 Depreciation and Amortization                          119            226             244           370

 Marketing                                              362            560             711           940
                                                   --------       --------        --------      --------

 Total Operating Expenses                             3,049          6,205           5,844        10,627
                                                   --------       --------        --------      --------
  Operating Income (Loss)                              (768)         7,187            (944)       10,226
                                                   --------       --------        --------      --------

Other Income (Expense)                                 --                7            --              24

Interest Income                                          37             70              87            85

Interest Expense                                       (239)          (168)           (451)         (377)
Impairment of investment in investee                   --             (500)           --            (500)
                                                   --------       --------        --------      --------
 Income (Loss) before income taxes                     (970)         6,596          (1,308)        9,458
Provision for income taxes                             --            2,538            --           2,944
                                                   --------       --------        --------      --------
Net Income (Loss)                                  $   (970)      $  4,058        $ (1,308)     $  6,514
                                                   ========       ========        ========      ========

Basic Earnings (Loss) per Share
 Weighted average shares outstanding                 12,703         26,312          12,703        21,239
                                                   ========       ========        ========      ========
 Basic Earnings (Loss) per share                   $  (0.08)      $   0.15        $  (0.10)     $   0.31
                                                   ========       ========        ========      ========

Diluted Earnings (Loss) per Share
 Weighted average shares outstanding                 12,703         28,556          12,703        23,015
                                                   ========       ========        ========      ========
 Diluted Earnings (Loss) per Share                 $  (0.08)      $   0.14        $  (0.10)     $   0.28
                                                   ========       ========        ========      ========


            See accompanying notes to condensed financial statements


                                               GREG MANNING AUCTIONS, INC.
                                      Condensed Statement of Stockholders' Equity
                                            July 1, 2003 to December 31, 2003
                                                 (amounts in thousands)
                                                      (Unaudited)

                                                            Additional      Other                                      Total
                                          Common Stock       Paid-In     Comprehensive    Accumulated   Treasury    Stockholder's
                                        Shares      $        Capital     Income (Loss)      Deficit      Stock         Equity
                                        ------    ------    ----------   -------------    -----------   --------    ------------

 Balance, June 30, 2003                  13,417    $  134   $ 46,480      $   (236)       $ (28,636)    $ (2,548)     $  15,194

 Shares issued for acquisition           13,000       130     20,992                                                     21,122
of Auctentia, inventory and cash

 Options exercised                          343         3        726                                                        729

Translation adjustment                                                       2,438                                        2,438

Options issued for services - Afinsa                             130                                                        130

 Unrealized gain from
   marketable securities                                                       102                                          102

 Net income, December 31, 2003                                                                6,514                       6,514
                                        -------    ------   --------      --------         --------     -------        --------
 Balance, December 31, 2003              26,760    $  267   $ 68,328      $  2,304         $(22,122)   $ (2,548)       $ 46,229



            See accompanying notes to condensed financial statements


                           GREG MANNING AUCTIONS, INC.
                       Condensed Statements of Cash Flows
                      For the Six Months Ended December 31,
                             (amounts in thousands)
                                   (Unaudited)

                                                                                 2002            2003
                                                                               --------        --------

 Cash flows from operating activities:
      Net Income (Loss)                                                        $(1,308)        $ 6,514
      Adjustments to reconcile net income (loss) to net
      cash from operating activities:
          Depreciation and amortization                                            244             370
          Provision for bad debts                                                   30              71
          Provision for inventory reserve                                         --               490
          Options issued for services - related party                             --               130
          Impairment of investment in investee                                    --               500
          (Increase) decrease in assets: (net of acquisition amounts)
               Auctions receivable                                                 271          (6,942)
               Advances to consignors                                                4          (1,799)
               Other                                                               (57)         (1,039)
               Inventory                                                          (877)         (9,714)
               Prepaid expenses and deposits                                      (508)           (326)
               Other assets                                                         15            (874)
          Increase (decrease) in liabilities: (net of acquisition amounts)
               Payable to third-party consignors                                  (712)           (360)
               Accounts payable                                                  2,884           7,143
               Advances payable                                                    717            (664)
               Accrued expenses and other liabilities                             (627)          4,860
               Income taxes payable                                               --             2,824
                                                                               -------         -------
                                                                                    76           1,184

Cash flows from investing activities
      Capital expenditures for property and equipment                              (95)           (212)
      Purchase of Other Intangibles                                               --               (75)
      Loans Receivable - Related Party                                            (600)           --
                                                                               -------         -------
                                                                                  (695)           (287)

Cash flows from financing activities:
      Net proceeds from (repayment of) demand notes payable                        600          (2,500)
      Repayment of loans and loans payable                                        (708)            (97)
      Proceeds from exercise of options                                           --               729
      Proceeds from issuance of stock                                             --             5,536
                                                                               -------         -------
                                                                                  (108)          3,668

Effect of exchange rates                                                          --             2,438

Net change in cash and cash equivalents                                           (727)          7,003
Cash and cash equivalents:
      Beginning of period                                                        2,169           2,250
                                                                               -------         -------
      End of period                                                            $ 1,442         $ 9,253
                                                                               =======         =======

                           GREG MANNING AUCTIONS, INC.
        Condensed Consolidated Statements of Comprehensive Income (Loss)
                      For the Six Months Ended December 31
                             (amounts in thousands)
                                   (Unaudited)


                                                            2002          2003
                                                          --------      -------

Net Income(Loss)                                          $(1,308)      $ 6,514

Other Comprehensive Income (Loss)
      Unrealized gain (loss) on securities, net of tax        (28)          102
      Currency translation adjustment, net of tax            --           2,145
                                                          -------       -------
                                                          $(1,336)      $ 8,761
                                                          =======       =======

     See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements (amounts in thousands except per share amounts or as noted)

(1)  Organization, Business and Basis of Presentation

      Greg Manning Auctions, Inc. ("GMAI" and, collectively with its subsidiaries, the "Company") is an eCommerce and collectibles company as well as a public auctioneer of collectibles, including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, fine art and coins.

      GMAI's North American subsidiaries are Ivy and Mader Philatelic Auctions, Inc., Greg Manning Galleries, Inc., Teletrade Inc., Spectrum Numismatics International, Inc., and Kensington Associates LLC. Its European subsidiaries are Auctentia Subastas S.L., the Kohler Group of Berlin and Weisbaden, Germany (comprising three companies, of which one is 66.67% owned by GMAI and the other two of which are wholly-owned by GMAI) and Corinphila Auktionen AG of Zurich, Switzerland ("Corinphila"), which is 65% owned by GMAI, and GMAI-Auctentia Central de Compras, S.L. of Madrid, Spain ("CdC").

      The Company, through various of its subsidiaries, conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone, The company also accepts property for sale at auctions from sellers on a consignment basis, and earns a commission on the sale. CdC is engaged in the acquisition of philatelics world-wide and providing inventories to the Company's other subsidiary companies and its customers. Spectrum Numismatics is engaged in the wholesale of rare coins.

      The accompanying condensed consolidated balance sheets as of June 30, 2003 and December 31, 2003 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the six months ended December 31, 2002 and 2003 have been prepared from the books and records maintained by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

      During the six months ended December 31, 2003 the Company recorded an impairment charge of it's investment in investee of $500 after management's review of GMAI-Asia's financial prospects for the future.

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

      As of June 30, 2003 and December 31, 2003, the allowance for doubtful accounts included in auction receivables was approximately $873 and $1,069, respectively.

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

      Marketable securities available for sale as of June 30, 2003 and December 31, 2003 is as follows:

                                                          Market     Unrealized
                                              Cost        Value      Gain (Loss)
                                             -----        ------     ----------
June 30, 2003             Common Stock       $ 285        $   49       $ (236)
                                             =====        ======       ======

December 31, 2003         Common Stock       $ 303        $  169       $ (134)
                                             =====        ======       ======

Advances Payable

      Advances payable are cash advances on inventory consigned to a third party for sale by the third party at a later date at which time the advance will be deducted from the proceeds. The balances were $827and $162 as of June 30, 2003 and December 31, 2003 respectively.

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

New Accounting Pronouncements

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which is effective for interim periods beginning after December 15, 2003. This Interpretation changes the method of determining whether certain entities should be included in the Company's Consolidated Financial Statements. An entity is subject to FIN 46 and is called a variable interest entity ("VIE") if it has (1) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) equity investors that cannot make significant decisions about the entity's operations, or that do not absorb the expected losses or receive the expected returns of the entity. All other entities are evaluated for consolidation under SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries." A VIE is consolidated by its primary beneficiary, which is the party involved with the VIE that has a majority of the expected losses or a majority of the expected residual returns or both. There was no impact from the adoption of FIN 46.

      On April 30, 2003, the FASB issued SFAS 149, Amendment of SFAS 33 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to SFAS 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, SFAS 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. There was no impact from the adoption of SFAS 149.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This standard requires an issuer to classify certain financial instruments as liabilities. It also changes the classification of certain common financial instruments from either equity or presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 at this time has had no impact on the Company's results of operations, financial position or cash flows.

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

Tangible and intangible assets acquired:
Current assets.............................................$3,164
Property and equipment, net................................   642
Goodwill................................................... 4,287

Total tangible and intangible assets acquired..............          $8,093
                                                                     ======
Less liabilities assumed:
Current liabilities........................................ 2,089
Non-Current liabilities....................................     0
                                                           ------

Total liabilities assumed..................................          $2,089
                                                                     ======

Total purchase price.......................................          $6,004
                                                                     ======

      In addition the Company incurred acquisition costs of $1,100 which increases the goodwill total for this acquisition to $5,387.

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

                                          Unaudited
                                 Six Months Ended December 31,
                                    2003             2002
                                -----------      ------------
             Net revenues       $    88,591      $   46,607
             Net income (loss)        6,061          (2,119)
             EPS                        .24            (.08)


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

      In addition, Greg Manning Auctions, Inc. and CdC are parties to separate agreements with Afinsa, each dated August 1, 2003, pursuant to which GMAI and CdC have agreed to act as exclusive suppliers of collectibles for Afinsa, on a worldwide basis. Under the agreements, GMAI is to act on behalf of Afinsa in the United States and Hong Kong, and CdC is to act in all other geographic locations. Afinsa is engaged, among other things, in commercial and trading activities involving collectibles throughout Europe, and has business relationships with a substantial number of long-term clients, the ultimate purchasers of the goods to be provided by the Company. The purchasing agreements have a five-year term, terminable by either party upon six months' notice after the expiration of the first year of the agreement. In addition to paying the purchase price for the goods sold under the contracts, Afinsa has agreed to pay to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold and such amounts are included in Sales of inventory on the Consolidated Statement of Operations.

 (4) Inventories

      Inventories as of June 30, 2003 consisted of the following:

                                   Current      Non-current     Total
                                   --------     -----------    --------

          Stamps                   $ 3,389       $   230       $ 3,619

          Sports Collectibles          461           370           831

          Coins                     11,891          --          11,891

          Art                           34           250           284

          Other                         96          --              96
                                   -------       -------       -------
                                    15,871       $   850       $16,721
                                   =======       =======       =======


      Inventories as of December 31, 2003 consisted of the following:

                                   Current       Non-current    Total
                                   --------      -----------   --------

          Stamps                   $23,991        $   230      $24,221

          Sports Collectibles         --              370          370

          Coins                      9,582           --          9,582

          Art                        1,575            250        1,825

          Other                       --             --           --
                                   -------        -------      -------
                                   $35,148        $   850      $35,998
                                   =======        =======      =======


      The above inventory amounts reflect net realizable (LCM) allowances of approximately $1,885 and $1,075 at June 30, 2003 and December 31, 2003 respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

           Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.

 (5) Intangible Assets

      Goodwill

The changes in the carrying value of goodwill for the year ended June 30, 2003 and the six months ended December 31, 2003 are as follows:

      Balance - July 1, 2002              $  1,516
      Amortization of Goodwill                   -
      Goodwill Impairment Loss                   -
                                          --------
           Balance - December 31, 2002    $  1,516
                                          ========


      Balance - July 1, 2003              $  1,516
      Purchased Goodwill - Auctentia         5,387
      Amortization of Goodwill                   -
      Goodwill Impairment Loss                   -
                                          --------

           Balance - December 31, 2003    $  6,903
                                          ========


Intangible Assets

      Other Purchased Intangibles

At June 30, 2003 and December 31, 2003, acquired intangible assets were comprised of the following (in thousands):


June 30,                    Estimated
 2003                         Useful       Gross
                              Lives      Carrying    Accumulated    Net Book
                             (Years)      Amount     Amortization    Value
------------------------------------------------------------------------------
Trademarks                      16       $ 3,000      $(2,077)      $   923
Customer                         5         1,105       (1,085)           20
Lists
                                         -------      -------       -------
                                         $ 4,105      $(3,162)      $   943
                                         =======      =======       =======


December 31,                Estimated
 2003                         Useful      Gross
                              Lives      Carrying    Accumulated    Net Book
                             (Years)      Amount     Amortization    Value
------------------------------------------------------------------------------
Trademarks                      16       $ 3,000      $(2,107)      $   893
Customer Lists                   5         1,180       (1,103)           77
                                         -------      -------       -------
                                         $ 4,180      $(3,210)      $   970
                                         =======      =======       =======

All of the Company's intangible assets are subject to amortization. Amortization expense for acquired intangible assets for the three and six months ended December 31, 2002 were approximately $15 and $31, respectively, and for the three and six months ended December 31, 2003 was $28 and 48, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Twelve Month Period Ended
December 31,                Amount
-------------------------------------------------------

2004                        $ 101
2005                           87
2006                           87
2007                           68
2008                           62
Thereafter                    565
                            -----
Total                       $ 970
                            =====

(6) Related-party Transactions

      Afinsa and Auctentia
      --------------------

      Afinsa and its affiliates beneficially owned approximately 72% of the Company's outstanding common stock at December 31, 2003.

      At June 30, 2003 and December 31, 2003, Afinsa had outstanding accounts receivable balances of approximately $4,588 and $11,947, respectively, and such amounts are included in the accompanying Consolidated Balance Sheet as Accounts Receivable-related party. For the three and six months ended December 31, 2003, sales to Afinsa were approximately $19,967 and $30,645 and are included in the accompanying Consolidated Statement of Operations as Sales of Inventory - Related Party.

             At December 31, 2003 Afinsa has advanced $4,976 to the Company for the purchase of product as it relates to the exclusive purchase of collectibles agreement as further discussed in Note 3. Such amount is included in the accompanying Consolidated Balance Sheet as Advances Payable - related party.

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

      For the six months ended December 31, 2002 and 2003 sales of approximately $0 (less than 1% of revenues), and $0 (less than1% of revenues) were made to former stockholders of Spectrum and/or entities in which they had an ownership interest, who are current stockholders of the Company. Purchases made to these entities approximated $3,722 and $358 for the six months ended December 30, 2002 and 2003, respectively. Additionally consulting fees in the amount of $301 and $35 were paid to this party in the six months ended December 31, 2002 and 2003, respectively.

      Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides technological services to the Company.

(7) Debt

      The Company on April 17, 2003 entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. with a credit facility of up to $2,500. Borrowings under this facility bear interest at a rate of prime plus ..25%. The agreement has been guaranteed by Afinsa and requires that Auctentia maintain at least 43% of all of authorized issued and outstanding shares of voting stock of the Company. Borrowings under this facility were $0 at December 31, 2003. The agreement expires on April 12, 2004.

      Additionally the Company obtained a secured loan from a privately held capital coin fund which expires June 30, 2005. This loan is collateralized by certain inventories and bears interest at a rate of 10% per annum. Borrowing under this line of credit totaled $4,300 at June 30, 2003 and $4,000 at December 31, 2003.

      Corinphila has a short-term line of credit of approximately $729 with a local bank. Borrowings under this line of credit bear interest at a rate of 5% and totaled $544 as of December 31, 2003.

            The remaining notes payable consist of capital leases for the purchase of equipment and they carry interest rates ranging from 13% to 21%. Total borrowings under the leases totaled $183 and $125 at June 30, 2003 and December 31, 2003, respectively.

(8) Major Customers

            The Company had two "major" customers, the first of which accounted for approximately 15% and 5% of total revenue during the six months ended December 31, 2002 and 2003, respectively, and 6% and 4% of accounts receivable at December 31, 2002 and 2003, respectively. Such customer is a party to certain supply and sales agreements with the Company.

            The Company's other major customer was Afinsa (a related party), which accounted for approximately 38% and 35% of total revenue during the three and six months ended December 31, 2003 and 54% of accounts receivable at December 31, 2003, (See Note 3). The majority of this revenue relates to the exclusive supply arrangement with Afinsa (a related party) for the purchase of collectibles on a world-wide basis as further discussed in Note 3.

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
                                                              Six Months
                                                                 Ended
                                                               December 31,
                                                         ----------------------
                                                            2002         2003
                                                         ----------------------

Net income (loss) - as reported                          $  (1,308)    $   6,514
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects                                                        706           715
                                                         ---------     ---------
Pro forma net income (loss)                              $  (2,014)    $   5,799

Net income (loss) per share:
Basic earnings (loss) per share - as reported            $   (0.10)         0.31
Basic earnings (loss) per share - proforma               $   (0.16)         0.27
                                                         =========     =========
Net income (loss) per share:
Diluted earnings (loss) per share - as reported          $   (0.10)         0.28
Diluted earnings (loss) per share - proforma             $   (0.16)         0.25

(10) Geographic Information

Geographic net sales based on customer location were as follows:

                     Six Months Ended
                       December 31,
                     2003         2002
                  ---------    ----------

United States     $  60,630    $   44,769
Asia Pacific            378          -
Europe               26,694          -
                  ---------    ----------
                  $  87,702    $   44,769
                  =========    ==========

Net property, plant and equipment by geographic area was as follows:

                         2003          2002
                         ----          ----
United States        $      715     $     830
Europe                    1,119             -
                     ------------------------
                     $    1,834     $     830
                     ------------------------


(11) Earnings (loss) per share

      The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:

                                                           Six Months Ended
                                                             December 31,
                                                        ----------------------
                                                           2002         2003
                                                        ----------------------
             BASIC EARNINGS (LOSS) PER SHARE:

 Numerator:

 Earnings  (loss) available to common stockholders      $  (1,308)    $  6,514

Denominator:
Weighted average common shares outstanding                 12,703       21,239

Net earnings  (loss) per share: - Basic                     (0.10)        0.31
                                                           ======       ======

                DILUTED EARNINGS (LOSS) PER SHARE:
 Numerator:
 Earnings  (loss) available to common stockholders      $  (1,308)    $  6,514

Denominator:
Weighted average common shares outstanding                 12,703       21,239

Effect of dilutive securities - stock options                --          1,776
                                                           ------       ------
Weighted average common shares  - assuming dilution        12,703       23,015

Net earnings  (loss) per share: - Diluted                   (0.10)        0.28
                                                           ======       ======

(12) Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                                                         Six Months Ended
                                                           December 31,
                                                          (in thousands)

                                                          2002      2003
                                                         ------    -------

Interest paid                                            $  444    $   377

Income taxes paid                                            -         150

Summary of significant non-cash transactions:

Common stock issued for inventory                            -      10,118
Common stock issued for acquisition of                       -       6,004
Auctentia subsidiaries

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

Results of Operations (Amounts in thousands except as noted or per share information)

General

      The Company operates in one segment consisting of various collectibles, which are summarized in the accompanying table:


                                                 For the Six Months Ended
                                     -------------------------------------------------
                                          December 31,               Percentages
                                     ---------------------       ---------------------
                                       2002         2003           2002          2003
                                     -------       -------       -------      --------
Aggregate Sales                       52,655       100,954           100%          100%
                                     =======       =======       =======       =======

     By Source:

         A. Auction                    9,828        17,901            19%           18%
         B. Sales of Inventory        42,827        83,053            81%           82%
                                     -------       -------       -------       -------
                                      52,655       100,954           100%          100%
                                     =======       =======       =======       =======

     By Market:
         Philatelics                   5,898        49,700            11%           49%
         Numismatics                  44,936        50,437            85%           50%
         Sports Collectibles           1,698           316             4%            0%
         Art                              35             1             0%            0%
         Other Collectibles               88           500             0%            1%
                                     -------       -------       -------       -------
                                      52,655       100,954           100%          100%
                                     =======       =======       =======       =======

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

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the six months ended December 31, 2003 and 2003. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

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

Three months ended December 31, 2003
Compared with the three months ended December 31, 2002

SEE MATERIAL CHANGES IN FINANCIAL CONDITION SECTION ABOVE FOR DISCUSSION OF ACQUISITIONS

      The Company recorded an increase in net revenues of approximately $33,861 (175%) from approximately $19,354 for the three months ended December 31, 2002 to approximately $53,215 for the three months ended December 31, 2003. Revenue attributable to the operations of the seven European subsidiaries accounted for $8,463 in revenue while sales to Afinsa (a related party) contributed $19,967 to the increased revenue. The Company acquired the European subsidiaries in the quarter ended September 30, 2003, and entered into the exclusive purchasing agreements with Afinsa, pursuant to which the sales to Afinsa were made, in August 2003; accordingly, there are no corresponding figures for the equivalent period of the prior year. Coin sales exclusive of sales to Afinsa (a related party) increased $4,774 for the three months ended December 31, 2003.

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

      Gross profit increased approximately $11,111 (487%) from approximately $2,281 for the three months ended December 31, 2002 to approximately $13,392 for the three months ended December 31, 2003. The increased gross profit was the result of an increase in revenue of $33,861 combined with a gross profit increase from 12% for the three months ended December 31, 2002 to 25% for the three months ended December 31, 2003. A significant amount of the increased gross profit was derived from direct sales to Afinsa (a related party) in the quarter ended December 31, 2003.

      The largest contributing factor to the increase in gross profit percentage was $19,967 in direct sales to Afinsa (a related party) in the quarter ended December 31, 2003. Exclusive of sales to Afinsa, the gross profit increased from 12% for the quarter ended December 31, 2002 to 21% for the quarter ended December 31, 2003. The increase exclusive of sales to Afinsa (a related party) was the result of higher gross profit margins on auction sales of owned stamp inventory, which is reflective of the improvement in quality and pricing of stamp purchases by the Company.

      The gross profit percentage can vary depending on the market demand and market conditions relative to each type of product being sold and the proportion of the revenue mix between sales of merchandise and commissions earned, whereby sales of merchandise as compared to commissions earned yield a gross profit of less than 100%.

      The Company's operating expenses increased approximately $3,156 (104%) during the three months ended December 31, 2003 as compared to the same period in the prior year. United States operations operating expenses were up $1,306 (43%) with the balance of the increase, $1,850, coming from the recently acquired foreign operations.

      The United States operations had increases in marketing expenses, $113 (31%), which was due to an additional auction being held in the quarter as compared to last year as well as higher catalog costs due mainly to the special United Nations stamp auction. Depreciation and amortization expenses increased, $9 (8%). Salaries and wages increased approximately $985 (82%) and general and administrative expenses increased approximately $199 (15%). There was an increase in salaries due to providing for executive bonuses in the amount of $428 for the three months ended December 31, 2003, an increase of $415 from the $13 accrued for in the three months ended December 31, 2002 as well as an increase in general salaries of $587 as the Company added personnel to support increased revenues, there were severance payouts for an operation that was relocated from New York to California as well as duplication of positions during the transition. General and administrative expenses increased $199 (15%) to $1,560 for the three months ended December 31, 2003 as compared to $1,361 for the three months ended December 31, 2002. An increase in shareholder's expenses of $42, increased insurance costs of

$20, increased accounting fees of $20 and increases in travel and entertainment of $30 were the major factors in the higher general and administrative costs.

      The increase in operating expenses Company wide, exclusive of foreign activity, although offset by the large revenue increase, had the effect of decreasing operating costs as a percentage of operating revenue from 16% during the three months ended December 31, 2002 to 12% for the same period ended December 30, 2003. As compared to aggregate sales, these costs decreased from 13% in December 2002 to 10% in December 2003.

      Interest expense (net of interest income) for United States operations for the three months ended December 31, 2003 decreased approximately $70 from approximately $202 to approximately $132. Interest expense decreased $80 for the three months ended December 31, 2003 as compared to the three months ended December 31, 2002. Funding from profits, cash received in exchange for stock and the attaining of lower interest rate financing were the reasons for the reduction in interest expense. Interest income for United States operations decreased $10 from $37 for the three months ended December 31, 2002 to $27 for the three months ended December 31, 2003.

      The Company's effective tax rates for the three month periods ended December 31, 2002 and 2003 were approximately 0% and 38%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. The rates have been reduced by available net operating loss carry forwards for U.S Federal income tax purposes. This rate may change during the remainder of fiscal 2004 if operating results or acquisition related costs differ significantly from current projections.

      The Company's increase in operating profit of approximately $11,111 was offset by an increase in operating expenses of $3,156, a $500 impairment of an investment in GMAI-Asia and income tax expense of $2,538 resulted in a net gain of approximately $5,028 for the current three month period ended December 31, 2003 as compared to the three months ended December 31, 2002.

Six months ended December 31, 2003
Compared with the six months ended December 31, 2002

SEE MATERIAL CHANGES IN FINANCIAL CONDITION SECTION ABOVE FOR DISCUSSION OF ACQUISITIONS

      The Company recorded an increase in net revenues of approximately $42,933 (96%) from approximately $44,769 for the six months ended December 31, 2002 to approximately $87,702 for the six months ended December 31, 2003. Revenues attributable to the operations of the seven European subsidiaries accounted for $9,506 in revenue while sales to Afinsa (a related party) contributed $30,645 to the increased revenue. The Company acquired the European subsidiaries in the quarter ended September 30, 2003, and entered into the exclusive purchasing agreements with Afinsa, pursuant to which the sales to Afinsa were made, in August 2003; accordingly, there are no corresponding figures for the equivalent period of the prior year. Coin sales exclusive of sales to Afinsa (a related party) increased $4,930 for the six months ended December 31, 2003.

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

      Gross profit increased approximately $15,953 (326%) from approximately $4,900 for the six months ended December 31, 2002 to approximately $20,853 for the six months ended December 31, 2003. The increased gross profit was the result of an increase in revenue of $42,933 combined with a gross profit increase from 11% for the six months ended December 31, 2002 to 24% for the six months ended December 31, 2003. A significant amount of the increased gross profit was derived from direct sales to Afinsa (a related party) in the six months ended December 31, 2003.

      The largest contributing factor to the increase in gross profit percentage was $30,645 in direct sales to Afinsa (a related party) in the six months ended December 31, 2003. Exclusive of sales to Afinsa, the gross profit increased from 11% for the quarter ended December 31, 2002 to 19% for the quarter ended December 31, 2003. The increase exclusive of sales to Afinsa (a related party) was the result of higher gross profit margins on auction sales of owned stamp inventory, which is reflective of the improvement in quality and pricing of stamp purchases by the Company.

      The gross profit percentage can vary depending on the market demand and market conditions relative to each type of product being sold and the proportion of the revenue mix between sales of merchandise and commissions earned, whereby sales of merchandise as compared to commissions earned yield a gross profit of less than 100%.

      The Company's operating expenses increased approximately $4,783 (82%) during the six months ended December 31, 2003 as compared to the same period in the prior year. United States operations operating expenses were up $2,254 (39%) with the balance of the increase, $2,529, coming from the recently acquired foreign operations.

      Marketing expenses for the United States operations increased approximately $100 (14%) due to an additional auction in the six months ended December 31, 2003 as opposed to 2002 as well as higher catalog costs particularly for the United Nations stamp auction. Depreciation and amortization decreased approximately $3 (1%). Salaries and wages increased approximately $1,578 (68%) in part due to the providing for executive bonuses which are based on profitability in the amount of $775 for the six months ended December 31, 2003, an increase of $750 from the $25 accrued for in the six months ended December 31, 2002 as well as an increase in general salaries of $587 as the Company added personnel to support increased revenues, there were severance payouts for an operation that was relocated from New York to California as well as duplication of positions during the transition. General and administrative expenses increased $199 (15%). General and administrative expenses increased approximately $578 (22%). The increase was due to consulting expenses of $130 for the issuance of stock options to non-employees, payments to board members in the amount of $70, an increase in shareholder's expenses of $60, increased insurance costs of $20 and additional travel expenses were the major factors in the higher general and administrative costs.

      The increased costs exclusive of foreign activity of $2,253 was offset by revenue increases thereby decreasing operating costs as a percentage of operating revenue from 13% during the six months ended December 31, 2002 to 12% in period ended December 31, 2002. As compared to aggregate sales, the operating costs remained 11% for the six months ended December 2002 and for the six months ended December 31, 2003.

      Interest expense (net of interest income) for the six months ended December 31, 2003 decreased approximately $72 from approximately $364 to approximately $292. The drop in net interest expense was due to increased funding of operations by profits, cash received in exchange for stock and the attaining of financing at lower interest rates.

      The Company's effective tax rates for the six-month periods ended December 31, 2002 and 2003 were approximately 0% and 31%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. The rates have been reduced by available net operating loss carry forwards for U.S Federal income tax purposes. This rate may change during the remainder of fiscal 2004 if operating results or acquisition related costs differ significantly from current projections.

      The Company's increase in operating profit of approximately $15,953 was offset by an increase in operating expenses of $4,783, a $500 impairment of an investment in GMAI-Asia and income tax expense of $2,944 resulted in a net gain of approximately $7,822 for the current six month period ended December 31, 2003 as compared to the three months ended December 31, 2002.

Liquidity and Capital Resources

      At December 31, 2003, the Company's working capital position was approximately $38,565, compared to approximately $9,945 as of June 30, 2003. The net increase of approximately $28,620 was primarily due to the three transactions with Auctentia that were consummated during the quarter, which contributed $16,057 of working capital. The acquisition was an exchange of $21,122 in equity for but not limited to current assets of $5,536 in cash, $10,053 in inventory and a non-current asset of goodwill of $4,287. Other major increases to working capital were gains due to an increase in accounts receivable of both auctions and trade and related-party of $9,780 and an increase in inventory of $9,714.The major uses of working capital were an increase in accounts payable of $7,143 for the purchase of inventory and an increase in accrued expenses and income taxes payable of $7,612 with a portion for inventory purchases and an increase in accrued income taxes of $2,943. Also an additional $4,000 of working capital was due to the renewal of the loan from a privately held capital coin fund with a new expiration date of June 30, 2005 which makes the debt long term.

      The Company experienced a decrease in cash flow from investing activities for the six months ended December 31, 2003 of approximately $287. This was primarily to the acquisition of property and equipment and other in the amount of $212 and purchased intangibles of $75.

      The Company experienced an increase in cash flow from financing activities for the six months ended December 31, 2003 of approximately $3,668. This increase was attributable to the cash received in the Auctentia acquisition of $5,536 as well as $729 for proceeds from the exercise of options and offset by a reduction of $2,500 repayment of demand notes payable and $97 of loans and loans payable for the six months ended December 31, 2003. The Company had experienced a decrease in cash flow from financing activities of $108 for the six months ended December 31, 2002 which was entirely attributable to an increase in demand notes payable of $600 and a decrease in loans and loans payable of $708.

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

     o Furthermore, the popularity of collectibles could decline. This could affect the market value of inventory that GMAI currently holds, including the inventory acquired under the inventory purchase agreement, or inventory it or its subsidiaries may acquire in the future.

     o The business of selling stamps, coins, and other collectibles at auction and in retail sales is highly competitive. The Company competes with a number of auction houses and collectibles companies throughout the North America, Europe and the rest of the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other companies with greater financial and other resources and name recognition will not enter the market. Among the primary competitors in the philatelic auction business in North America and Europe are Matthew Bennett, Inc., Charles Shreve Galleries, Inc., H.R. Harmer, Robert A. Siegel, Philatelists on Line, eBay, Spink, Harmers of London, Thomas Hoiland Auktioner A/S, Postiljonen AB, David Feldman, S.A. H.B.A., Edgar Mohrmann & Co., Bolaffi, Rapp Auktionshaus. With respect to sports trading card and sports memorabilia auction business, the primary competitors are Lelands, Mastro Auctions, Sotheby's, Collector's Universe and eBay. With respect to coin operations, the main competitors are Heritage, Stacks, Collector's Universe, Bowers & Morena, and Superior.

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

     o The transactions contemplated by the share purchase agreement have presented challenges to management, including the integration of the operations, product lines, technologies and personnel of the Company and the European subsidiaries, and special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. In addition, there can be no assurance that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies or that the transactions contemplated by the share purchase agreement will result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of GMAI and the European subsidiaries are complicated by the necessity of coordinating geographically separated organizations. Additionally, the combined companies may experience slower rates of growth as compared to historical rates of growth of the Company and the European subsidiaries independently.

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

          In addition, the Company may be adversely affected by the loss of one or more major customers or a decrease in the level of sales to a related party.

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

          Although the Company's results of operations for the year ended June 30, 2003 and for the quarter ended December 31, 2003 reflect a significant improvement over the results of prior periods, a significant portion of the gross profit for those periods was attributable to sales to one related party. A decrease in the level of sales to this party could have a material adverse effect on the Company.

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

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Shareholders was held on December 16, 2003 to elect three directors to serve for terms of three years and until their respective successors have been duly elected and qualified and to ratify the appointment of Amper, Politziner & Mattia P.C. as GMAI's independent public accountants for the fiscal year ending June 30, 2004.

      Set forth below is information concerning the voting results of matters voted upon at the Annual Meeting:

1. The election of the following persons as directors to serve for terms of three years and until their respective successors have been duly elected and qualified.


Esteban Perez                  FOR:  25,084,462   AGAINST:   218,597
Scott S. Rosenblum             FOR:  25,084,462   AGAINST:   218,597
Anthony L. Bongiovanni         FOR:  25,084,462   AGAINST:   218,597


2. The ratification of the appointment of Amper, Politziner & Mattia P.C. as GMAI's independent public accountants for the fiscal year ending June 30, 2004.

                         FOR:  25,291,214   AGAINST:  11,145   ABSTAIN: 700,000

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

               32.1 Section 1350 Certification of Chief Executive Officer *
               32.2 Section 1350 Certification of Chief Financial Officer *


            (b) Reports on Form 8-K

                  (1) Report on Form 8-K filed on October 23, 2003, relating to a press release containing material non public information and non-GAAP financial information, issued on October 23, 2003.

                  (2) Report on Form 8-K/A filed on November 6, 2003, amending the Company's Report on Form 8-K filed on September 23, 2003 and containing financial statements of the businesses acquired.



*  Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.



Dated:  February 3, 2004
                                    /s/ Greg Manning
                                    -----------------------------------
                                    Greg Manning
                                    Chairman and Chief Executive Officer



                                    /s/ Larry Crawford
                                  - -----------------------------------
                                    Larry Crawford
                                    Chief Financial Officer