Form 10-Q
period 2004-03-31
GREG MANNING AUCTIONS INC
filed 2004-05-06
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2004
                               ----------------

                                   OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
             (Exact name of Registrant as specified in its Charter)


          Delaware                                         22-2365834
 ------------------------------                        ------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


        775 Passaic Avenue
       West Caldwell, New Jersey                                07006
---------------------------------------                      -----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004
                                                     --------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes  X         No
   ------        -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes                 No   X
      ---------       -------


As of May 5, 2004, Issuer had 26,691,770 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                    Page Number
                                                                    -----------
PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 2003 and March 31, 2004                                     3

        Condensed Consolidated Statements of Operations for the
        three and nine months ended March 31, 2003 and 2004                  4

        Condensed Consolidated Statements of Stockholders' Equity for the
        nine months ended March 31, 2004                                     5

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended March 31, 2003 and 2004                            6

        Condensed Consolidated Statement of Comprehensive Income
        for the nine months ended March 31, 2003 and 2004                    7

        Notes to Condensed Consolidated Financial Statements                 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           22

Item 3. Quantitative and Qualitative Disclosures About Market Risk          33

Item 4. Controls and Procedures                                             33

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                   35

Item 2. Changes in Securities                                               35

Item 3. Defaults Upon Senior Securities                                     35

Item 4. Submission of Matters to a Vote of Security Holders                 35

Item 5. Other Information                                                   35

Item 6. Exhibits and Reports on Form 8-K                                    36

Signatures                                                                  37

PART I. FINANCIAL INFORMATION


                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)

                                                         June 30,     March 31
                                                          2003          2004
                                                        ---------    -----------
                       Assets                           (Audited)    (Unaudited)
                       ------                           ---------    -----------
 Current Assets

  Cash and Cash Equivalents                             $   2,250     $  16,164
  Accounts Receivable, net
      Auctions and Trade                                    7,948        12,575
      Related Party                                         4,588        18,154
      Advances to Consignors                                  781         2,181
      Other                                                  --           1,619
  Inventory                                                15,871        40,784
  Prepaid Expenses                                          1,177           538
                                                        ---------     ---------
      Total Current Assets                                 32,615        92,015

Property and Equipment, Net                                   744         1,911
Goodwill, Net                                               1,516         9,163
Other Purchased Intangibles, Net                              943         1,986
Marketable Securities                                          49           177
Investment in Investee                                        500          --
Other Non-Current Assets
    Loans Receivable - Related Party                          600           600
    Inventory                                                 850           850
    Other                                                      90           370
                                                        ---------     ---------
      Total Assets                                      $  37,907     $ 107,072
                                                        =========     =========

            Liabilities and Stockholders' Equity
            ------------------------------------

Current Liabilities

  Demand Notes Payable - Bank                           $   2,500     $   2,500
  Notes Payable and Capital Leases                          4,522         1,914
  Payable to Third Party Consignors                         2,468         8,120
  Accounts Payable                                          9,741        23,602
  Notes Payable - acquisition                                --           1,485
  Advances Payable                                            827         1,452
  Advances Payable - related party                           --           4,371
  Accrued Expenses                                          2,612         1,641
  Income Taxes Payable                                       --           5,096
                                                        ---------     ---------
      Total Current Liabilities                            22,670        50,181
  Notes Payable and Capital Leases - Long Term                 43         4,020
                                                        ---------     ---------
      Total Liabilities                                    22,713        54,201

Stockholders' Equity

Preferred Stock, $.01 par value. Authorized
  10,000 shares; none issued                                 --            --

Common Stock, $.01 par value
  Authorized: 40,000 shares
  Issued: June 30, 2003-13,417 shares                         134           270
  Issued: March 31, 2004-27,061 shares
Additional paid in capital                                 46,480        69,071
Accumulated other comprehensive income (loss):               (236)        1,682
Accumulated Deficit                                       (28,636)      (15,604)
Treasury stock, at cost:
  368 shares at June 30, 2003 and March 31,
  2004, respectively                                       (2,548)       (2,548)
                                                        ---------     ---------
      Total Stockholders' Equity                           15,194        52,871
                                                        ---------     ---------
      Total Liabilities and Stockholders' Equity        $  37,907     $ 107,072
                                                        =========     =========

      See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Operations
                  For the Three and Nine months ended March 31,
                        (thousands except per share data)
                                   (Unaudited)

                                                 Three Months Ended                    Nine months ended
                                                     March 31,                             March 31,
                                              2003              2004                 2003             2004
                                            ---------         ---------           ----------        ---------

Operating Revenues
 Sales of inventory                         $  25,619         $  25,977            $  68,446        $  78,385
 Sales of inventory - related party              --              34,883                 --             65,528
 Commissions earned                               976             3,645                2,918            8,294
                                            ---------         ---------            ---------        ---------
  Total Revenues                               26,595            64,505               71,364          152,207

Cost of merchandise sold                       23,386            47,504               63,255          114,353
                                            ---------         ---------            ---------        ---------
  Gross profit                                  3,209            17,001                8,109           37,854

Operating Expenses
 General and Administrative                     1,220             4,681                3,773            9,302
 Salaries and Wages                             1,232             2,479                3,547            7,175
 Depreciation and Amortization                    121               224                  365              594
 Marketing                                        435               670                1,146            1,610
                                            ---------         ---------            ---------        ---------
 Total Operating Expenses                       3,008             8,054                8,831           18,681
                                            ---------         ---------            ---------        ---------
  Operating Income (Loss)                         201             8,947                 (722)          19,173
                                            ---------         ---------            ---------        ---------

Other Income (Expense)
Interest Income                                    48                80                  115              165
Interest Expense                                 (213)             (213)                (664)            (590)
Impairment of investment in investee             --                --                   --               (500)
Other                                            --                  (8)                --                 15
Gain from sale of investee-related party        2,035              --                  2,035             --
                                            ---------         ---------            ---------        ---------
 Income before income taxes                     2,071             8,808                  764           18,263
Provision for income taxes                       --               2,287                 --              5,231
                                            ---------         ---------            ---------        ---------
Net Income                                  $   2,071         $   6,519            $     764        $  13,032
                                            =========         =========            =========        =========

Basic Earnings per Share
 Weighted average shares outstanding           12,704            26,492               12,704           22,997
                                            =========         =========            =========        =========
 Basic Earnings per share                   $    0.16         $    0.25            $    0.06        $    0.57
                                            =========         =========            =========        =========

Diluted Earnings per Share
 Weighted average shares outstanding           12,818            28,808               12,758           24,957
                                            =========         =========            =========        =========
 Diluted Earnings per Share                 $    0.16         $    0.23            $    0.06        $    0.52
                                            =========         =========            =========        =========

      See accompanying notes to condensed consolidated financial statements


                                                 GREG MANNING AUCTIONS, INC.
                                   Condensed ConsolidatedStatement of Stockholders' Equity
                                               July 1, 2003 to March 31, 2004
                                                  (amounts in thousands)
                                                       (Unaudited)

                                                        Additional      Other                                   Total
                                     Common Stock        Paid-In    Comprehensive   Accumulated   Treasury   Stockholder's
                                  -------------------   ----------  -------------   -----------   --------   -------------
                                  Shares        $        Capital     Income (Loss)    Deficit      Stock        Equity
                                  ------     --------   ----------  -------------    -------      --------   ------------

 Balance, June 30, 2003            13,417    $    134    $ 46,480    $   (236)       $(28,636)    $ (2,548)    $ 15,194

 Shares issued for acquisition     13,000         130      20,992                                                21,122
   of Auctentia

 Options exercised                    644           6       1,369                                                 1,375

Translation adjustment                                                  1,808                                     1,808

Options issued for services -                                 230                                                   230
Afinsa (related party)

Unrealized gain from
  marketable securities                                                   110                                       110

Net income, March 31, 2004                                                             13,032                    13,032
                                  -------    --------    --------    --------        --------     --------     --------
Balance, March 31, 2004            27,061    $    270    $ 69,071    $  1,682        $(15,604)    $ (2,548)    $ 52,871
                                  =======    ========    ========    ========        ========     ========     ========

      See accompanying notes to condensed consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                       For the Nine Months Ended March 31,
                             (amounts in thousands)
                                   (Unaudited)

                                                                                  2003            2004
                                                                                --------        --------
Cash flows from operating activities:
      Net Income                                                                $    764        $ 13,032
      Adjustments to reconcile net income to net
      cash from operating activities:
          Depreciation and amortization                                              344             517
          Provision for bad debts                                                     58             496
          Provision for inventory reserve                                           --               755
          Options issued for services - related party                               --               230
          Impairment of investment in investee                                      --               500
          Gain on sale of investee-related party                                  (2,035)           --
          (Increase) decrease in assets: (net of acquisition amounts)
               Auctions receivable                                                (1,105)        (16,865)
               Advances to consignors                                                249          (1,365)
               Other                                                                 (88)         (1,619)
               Inventory                                                          (1,157)        (15,615)
               Prepaid expenses and deposits                                        (507)            (82)
               Other assets                                                           17            (279)
          Increase (decrease) in liabilities: (net of acquisition amounts)
               Payable to third-party consignors                                     382           5,652
               Accounts payable                                                    2,459          12,685
               Advances payable                                                      513             625
               Accrued expenses and other liabilities                               (528)          2,566
               Income taxes payable                                                 --             5,096
                                                                                --------        --------
                                                                                    (634)          6,329

Cash flows from investing activities:
      Capital expenditures for property and equipment                               (126)           (402)
      Purchase of Intangible Assets - Acquisitions                                  --            (1,900)
      Loans Receivable - Related Party                                              (600)           --
      Proceeds from sale of investee-related party                                 2,035            --
                                                                                --------        --------
                                                                                   1,309          (2,302)

Cash flows from financing activities:
      Net proceeds from (repayment of) demand notes payable                       (1,260)           --
      Proceeds from issuance of loan payable                                        --             1,000
      Net proceeds from (repayment of) loans and loans payable                      (440)            168
      Proceeds from exercise of options                                                4           1,375
      Proceeds from issuance of stock                                               --             5,536
                                                                                --------        --------
                                                                                  (1,696)          8,079

Effect of exchange rates                                                            --             1,808

Net change in cash and cash equivalents                                           (1,021)         13,914
Cash and cash equivalents:
      Beginning of period                                                          2,169           2,250
                                                                                --------        --------
      End of period                                                             $  1,148        $ 16,164
                                                                                ========        ========

      See accompanying notes to condensed consolidated financial statements

                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statements of Comprehensive Income
                       For the Nine months ended March 31,
                             (amounts in thousands)
                                   (Unaudited)


                                                         2003             2004
                                                       --------         --------
Net Income                                             $    764         $ 13,032

Other Comprehensive Income
      Unrealized gain on securities, net of tax             (24)             110
      Currency translation adjustment, net of tax          --              1,808
                                                       --------         --------
                                                       $    740         $ 14,950
                                                       ========         ========

     See accompanying notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements (amounts in thousands except per share amounts or as noted)

(1)  Organization, Business and Basis of Presentation

      Greg Manning Auctions, Inc. ("GMAI" and, collectively with its subsidiaries, the "Company") is a global collectibles merchant and auction house network, with operations in North America, Europe and Asia and on the Internet. In North America, GMAI is a traditional and e-commerce - Internet, interactive telephone, and Internet and live simulcast - auctioneer and merchant/dealer of collectibles, including rare stamps, stamp collections and stocks, sports trading cards and memorabilia, fine art and coins.

      GMAI's North American subsidiaries are Ivy & Mader Philatelic Auctions, Greg Manning Galleries, Spectrum Numismatics (a coin wholesaler), Teletrade, Greg Manning Nutmeg Auctions, Inc. (d/b/a Nutmeg Stamp Sales), Kensington Associates, Superior Sports Auctions, Bowers & Merena Galleries and Kingswood Coin Auctions.

      GMAI's European subsidiaries are: Auctentia Subastas of Madrid, Spain (operating under the name "Afinsa Auctions"); Corinphila Auktionen ("Corinphila") of Zurich, Switzerland (65% owned by GMAI); and the Koehler group of auction companies of Berlin (66.67% owned by GMAI) and Wiesbaden, Germany. GMAI also owns GMAI Auctentia Central de Compras (CdC) of Madrid, Spain, which is engaged in the sale, marketing and production of owned and third-party collectibles, with an emphasis on specialized philatelic material. Both GMAI and CdC currently act as exclusive supplier of collectibles - primarily stamps and coins - on a worldwide basis to Afinsa Bienes Tangible, S.A. of Madrid, Spain, the parent company of GMAI's 73% stockholder, Auctentia, S.L.

      The accompanying condensed consolidated balance sheets as of June 30, 2003 and March 31, 2004 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the nine months ended March 31, 2003 and 2004 have been prepared from the books and records maintained by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2003 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

 (2) Summary of Certain Significant Accounting Policies

Revenue Recognition

      The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin ("SAB") Nos. 101/104, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and Emerging Issues Task Force ("EITF") Issue No. 99-19 "Reporting Revenue Gross as a Principal vs. Net as an Agent" which provides guidance on the recognition of revenue gross as a principal versus net as an agent.

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

      During the nine months ended March 31, 2004 the Company recorded an impairment charge of it's investment in investee of $500 after management's review of GMAI-Asia's financial prospects for the future.

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

      As of June 30, 2003 and March 31, 2004, the allowance for doubtful accounts included in auction receivables was approximately $873 and $1,485, respectively.

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

      Marketable securities available for sale as of June 30, 2003 and March 31, 2004 is as follows:

                                              Cost        Market     Unrealized
                                                          Value      Gain (Loss)
                                              -----       -----      -----------

June 30, 2003             Common Stock        $ 285       $   49       $ (236)
                                              =====       ======       ======

March 31, 2004            Common Stock        $ 285       $  177       $ (108)
                                              =====       ======       ======

Advances Payable

      Advances payable are cash advances on inventory consigned to a third party for sale by the third party at a later date at which time the advance will be deducted from the proceeds. The balances were $827 and $1,452 as of June 30, 2003 and March 31, 2004 respectively.

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

Foreign Currency Translation and Transactions:

      The functional currency of the Company's foreign operations is the applicable local currency. The foreign subsidiaries' assets and liabilities are translated into United States dollars using exchange rates in effect at the balance sheet date and their operations are translated using the average exchange rates prevailing during the year. The resulting translation adjustments are recorded as a component of other comprehensive income.

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

New Accounting Pronouncements

        In December 2003, the SEC issued Staff Accounting Bulletin (SAB) No. 104,"Revenue Recognition" (SAB No. 104), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN No. 46), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the nine months ended March 31, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

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

      Auctentia, S.L.

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

Tangible and intangible assets acquired:
Current assets...................................................$3,164
Property and equipment, net......................................   642
Goodwill......................................................... 4,287

Total tangible and intangible assets acquired....................         $8,093
                                                                          ======

Less liabilities assumed:
Current liabilities.............................................. 2,089
Non-Current liabilities..........................................     0
                                                                 ------

Total liabilities assumed........................................         $2,089
                                                                          ======

Total purchase price.............................................         $6,004
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

      Subscription Agreement
      Pursuant to the subscription agreement, the Company issued to Auctentia 2,826,456 shares of its common stock for a purchase price equal to the Euro equivalent of $5,000, based on the Euro/US dollar exchange rate as of the close of business on the business day immediately preceding the closing date. The proceeds received by the Company pursuant to the subscription agreement were used to purchase inventory, fund auction advances and for other working capital purposes of CdC.

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

      In addition, Greg Manning Auctions, Inc. and CdC are parties to separate agreements with Afinsa, each dated August 1, 2003, pursuant to which GMAI and CdC have agreed to act as exclusive suppliers of collectibles for Afinsa, on a worldwide basis. See Note 6.

      Nutmeg Stamp Sales, Inc.

      On February 11, 2004, GMAI acquired the business assets of Nutmeg Stamp Sales of Danbury, Connecticut, which is engaged in the sale of primarily owned inventory to mid- and upper-end collectors. The purchase price for the assets was $1,093, which was paid at closing. The business will be operated through a recently formed subsidiary, Greg Manning Nutmeg Auctions, Inc., d/b/a Nutmeg Stamp Sales, Inc.

Tangible and intangible assets acquired:
Current assets...................................................$  93
Property and equipment, net......................................   50
Intangible Assets................................................  450
Goodwill.........................................................  500

Total tangible and intangible assets acquired,
  purchase price.................................................       $1,093
                                                                        ======

      Bowers and Merena Galleries, Kingswood CoinAuctions and Superior Sports Auctions (Collectors Universe, Inc.)

      On February 19, 2004, Spectrum Numismatics International, Inc. ("Spectrum"), a wholly owned subsidiary of GMAI, acquired the business assets of Bowers and Merena Galleries, Kingswood Coin Auctions and Superior Sports Auctions from Collectors Universe, Inc. ("CUI"), which had previously operated such businesses through separate divisions. Bowers and Merena Galleries and Kingswood Coin Auctions are engaged in the acquisition (by purchase and consignment) and sale (by auction and otherwise) of collectible coins, and Superior Sports Auctions is engaged in the acquisition (by purchase and consignment) and sale (by auction and otherwise) of collectible sports cards and other sports memorabilia.

      Pursuant to an Asset Purchase Agreement, dated February 19, 2004 (the "Asset Purchase Agreement"), by and between Spectrum and the CUI, Spectrum acquired certain business assets, consisting primarily of trade names and other intangible assets and furniture and equipment but excluding accounts receivable and inventory, for an aggregate purchase price of $2,510. Pursuant to the Asset Purchase Agreement, $1,025 of the purchase price was paid at the closing, and the balance is to be paid in installments over the next 12 months. Payment of those installments has been guaranteed by GMAI.

       The purchase price was funded internally through working capital.


Tangible and intangible assets acquired:
Property and equipment, net................................        150
Intangible Assets..........................................        600
Goodwill...................................................      1,760
                                                                ------
Total tangible and intangible assets acquired,
  purchase price...........................................              $2,510
                                                                         ======

(4) Inventories

      Inventories as of June 30, 2003 consisted of the following:

                                      Current   Non-current    Total
                                      -------   -----------   --------

          Stamps                      $ 3,389     $   230     $ 3,619
          Sports Collectibles             461         370         831
          Coins                        11,891        --        11,891
          Art                              34         250         284
          Other                            96        --            96
                                      -------     -------     -------
                                      $15,871     $   850     $16,721
                                      =======     =======     =======

        Inventories as of March 31, 2004 consisted of the following:

                                      Current   Non-current    Total
                                      -------   -----------   --------
          Stamps                      $28,571     $   500     $29,071
          Sports Collectibles              46         100         146
          Coins                        10,592        --        10,592
          Art                           1,575         250       1,825
          Other                          --          --          --
                                      -------     -------     -------
                                      $40,784     $   850     $41,634
                                      =======     =======     =======

      The above inventory amounts reflect net realizable (LCM) allowances of approximately $1,885 and $1,340 at June 30, 2003 and March 31, 2004 respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year based on plans to merchandise this specific inventory in future years.

           Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.

 (5) Intangible Assets

      Goodwill

The changes in the carrying value of goodwill for the nine months ended March 31, 2003 and the nine months ended March 31, 2004 are as follows:

      Balance - July 1, 2002                               $1,516
      Net Activity                                           --
                                                           ------

          Balance - March 31, 2003                         $1,516
                                                           ======

      Balance - July 1, 2003                               $1,516
      Purchased Goodwill - Auctentia                        5,387
      Purchased Goodwill - Nutmeg Stamp                       500
      Purchased  Goodwill - Bowers & Merena                 1,760
                                                           ------

                Balance - March  31, 2004                  $9,163
                                                           ======

Intangible Assets

      Other Purchased Intangibles

At June 30, 2003 and March 31, 2004, acquired intangible assets were comprised of the following (in thousands):

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
                                    =======        =======       =======

March 31, 2004

                     Estimated       Gross
                   Useful Lives     Carrying     Accumulated    Net Book
                     (Years)         Amount      Amortization     Value
-------------------------------------------------------------------------------

Trademarks             5            $ 3,500        $(2,126)      $ 1,374
Customer Lists         5              1,730         (1,118)          612
                                    -------        -------       -------
                                    $ 5,230        $(3,244)      $ 1,986
                                    =======        =======       =======

For the nine months ended March 31, 2004 the Company reevaluated the estimated useful lives of it's Trademarks (acquired prior to July 1, 2003) and determined the estimated useful lives should be reduced to five years.

All of the Company's intangible assets are subject to amortization. Amortization expense for acquired intangible assets for the three and nine months ended March 31, 2003 were approximately $15 and $46, respectively, and for the three and nine months ended March 31, 2004 was $34 and $82, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

For The Fiscal Years Ended
June 30,             Amount
--------------------------------------------

2004 (remaining)      $  106
2005                     410
2006                     410
2007                     392
2008                     385
2009                     283
                      ------
Total                 $1,986
                      ======

(6) Related-party Transactions

      Afinsa and Auctentia
      --------------------

      Afinsa and its affiliates beneficially owned approximately 72% of the Company's outstanding common stock at March 31, 2004.

      At June 30, 2003 and March 31, 2004, accounts receivable from Afinsa were approximately $4,588 and $18,154, respectively, and such amounts are included in the accompanying Consolidated Balance Sheet as Accounts Receivable-related party. For the three and nine months ended March 31, 2004, sales to Afinsa were approximately $34,883 and $65,528 and are included in the accompanying Consolidated Statement of Operations as Sales of Inventory - Related Party.

      GMAI and CdC are each a party to separate agreements with Afinsa, dated August 1, 2003, pursuant to which GMAI and CdC have agreed to act as exclusive suppliers of collectibles for Afinsa on a worldwide basis. Under the agreements, GMAI is to act on behalf of Afinsa in the United States and Hong Kong, and CdC is to act in all other geographic locations. The purchasing agreements have a five-year term, terminable by either party upon six months' notice after the expiration of the first year of the agreement. In addition to paying the purchase price for the goods sold under the contracts, Afinsa has agreed to pay to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold; such amounts are included in Sales of inventory on the Consolidated Statement of Operations.

      At March 31, 2004 Afinsa had advanced $4,371 to the Company for the purchase of product relating to the above contracts. Such amount is included in the accompanying Consolidated Balance Sheet as Advances Payable - related party.

      On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. The agreement has been guaranteed by Afinsa and requires that Auctentia maintain ownership of at least 43% of all of authorized, issued and outstanding shares of voting stock of the Company, (See
Note 7).

      During the three months ended March 31, 2004, Afinsa announced its intention to transfer, as a gift, certain of its shares of GMAI stock to its employees as well as to certain employees of CdC, a wholly owned subsidiary of Afinsa. It is expected that the transfer will be consummated in May 2004. The transfer of these shares will not be registered and accordingly such shares are restricted. In accordance with Accounting Principles Board ("APB") No. 25, Accounting Interpretation No. 1, the Company has recorded compensation expense in the amount of $100, representing the estimated value of the stock proposed to be transferred to the employees of CdC.

      Other

      On June 17, 2002, the Company entered into an amendment to the employment agreement with Mr. Roberts, a director of the Company. In connection with the amendment, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600. The loan is required to be repaid on an annual basis in three equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or by Mr. Roberts with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Robert's employment terminates for cause or by Mr. Roberts without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of termination. An aggregate of $600 has been disbursed under the loan agreement to date.

      For the nine months ended March 31, 2003 and 2004 sales of approximately $630 (less than 1% of revenues), and $125 (less than1% of revenues) were made to former stockholders of Spectrum and/or entities in which they had an ownership interest, who are current stockholders of the Company. Purchases made to these entities approximated $4,612 and $1,123 for the nine months ended March 31, 2003 and 2004, respectively. Additionally consulting fees in the amount of $393 and $101 were paid to this party in the nine months ended March 31, 2003 and 2004, respectively.

      Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides technological services to the Company.

(7) Debt

Demand Notes Payable

      The Company on April 17, 2003 entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. with a credit facility of up to $2,500. Borrowings under this facility bear interest at a rate of prime plus ..25%. The agreement has been guaranteed by Afinsa and requires that Auctentia maintain at least 43% of all of authorized issued and outstanding shares of voting stock of the Company. Borrowings under this facility were $2,500 at March 31, 2004. The agreement expires on April 12, 2005.

Notes Payable & Capital Leases

        The Company obtained a secured loan from a privately held capital coin fund which expires June 30, 2005. This loan is collateralized by certain inventories and bears interest at a rate of 10% per annum. Borrowing under this line of credit totaled $4,300 at June 30, 2003 and $4,000 at March 31, 2004.

      On March 1, 2004, the Company entered into a loan agreement with a non-related party providing for a line of credit of up to $1,000, bearing interest at the rate of 8.5% per annum. Borrowing under this line of credit totaled $1,000 at March 31, 2004. Amounts outstanding are repayable on demand and in any event by June 1, 2004. The Company had a similar loan with this non-related party which at June 30, 2003 had a balance of $125. This balance was paid off by August 2003.

      The Company also has a short-term line of credit of approximately $729 with a bank in Zurich, Switzerland. Borrowings under this line of credit bear interest at a rate of 5% per annum and totaled $833 as of March 31, 2004.

            The remaining notes payable consist of capital leases for the purchase of equipment, bearing interest at rates ranging from 13% to 21% per annum. Total borrowings under the leases totaled $140 and $100 at June 30, 2003 and March 31, 2004, respectively.

(8) Major Customers

      The Company's largest customer, Afinsa (a related party), accounted for approximately 54% and 43% of total revenue during the three and nine months ended March 31, 2004, and 56% of accounts receivable at March 31, 2004 (See Note
3). A substantial portion of this revenue relates to the exclusive supply arrangement with Afinsa (a related party) for the purchase of collectibles on a world-wide basis as further discussed in Note 6.

            The Company's other "major" customer accounted for approximately 14% and 4% of total revenue during the nine months ended March 31, 2003 and 2004, respectively, and 5% and 1% of accounts receivable at March 31, 2003 and 2004, respectively. Such customer is a party to certain supply and sales agreements with the Company.

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

                                                            Nine months ended
                                                                March 31,
                                                         -----------------------
                                                           2003          2004
                                                         ---------    ----------

Net income (loss) - as reported                          $     764    $   13,032
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects            1,900         1,324
                                                         ---------    ----------
Pro forma net income (loss)                              $  (1,136)   $   11,708
                                                         =========    ==========

Net income (loss) per share:
Basic earnings (loss) per share - as reported            $     .06    $     0.57
Basic earnings (loss) per share - proforma               $   (0.09)   $     0.51
                                                         =========    ==========

Net income (loss) per share:
Diluted earnings (loss) per share - as reported          $     .06    $     0.52

Diluted earnings (loss) per share - proforma             $   (0.09)   $     0.47
                                                         =========    ==========

(10) Geographic Information

Geographic revenues based on customer location were as follows:


                     Nine Months Ended
                         March 31,
                     2003         2004
                  ---------    ---------

United States     $  71,364    $  99,698
Asia Pacific            -            990
Europe                  -         51,519
                  ----------------------
                  $  71,364    $ 152,207
                  ======================


Net property, plant and equipment by geographic area was as follows:

                   June 30,     March 31,
                     2003         2004
                  ---------    ---------

United States     $     744    $     897
Europe                   -         1,014
                  ----------------------
                  $     744    $   1,911
                  ======================

(11) Earnings per share

      The following table sets forth the computations of basic earnings per share and diluted earnings per share:
                                                              Nine months ended
                                                                 March 31,
                                                            -------------------
                                                             2003        2004
                                                            -------------------
          BASIC EARNINGS PER SHARE:

Numerator:
Earnings available to common stockholders                   $    764     $13,032

Denominator:
Weighted average common shares outstanding                    12,704      22,997

Net earnings per share: - Basic                                  .06        0.57
                                                             =======     =======

         DILUTED EARNINGS PER SHARE:

Numerator:
Earnings available to common stockholders                   $    764     $13,032

Denominator:
Weighted average common shares outstanding                    12,704      22,997

Effect of dilutive securities - stock options                     54       1,960
                                                             -------     -------

Weighted average common shares - assuming dilution            12,758      24,957

Net earnings per share: - Diluted                               0.06        0.52
                                                             =======     =======

(12) Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                                Nine months ended
                                    March 31,
                                 (in thousands)

                                                       2003         2004
                                                     -------      -------

Interest paid                                        $   664      $   590
Income taxes paid                                       --            190

Summary of significant non-cash transactions:

Common stock issued for inventory                       --         10,118
Common stock issued for
  acquisition of Auctentia subsidiaries                 --          6,004
Note payable incurred for
  acquisition of intangible assets                      --          1,485


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

Results of Operations (Amounts in thousands except as noted or per share information)

General

      The Company operates in one segment consisting of various collectibles, which are summarized in the accompanying table:

                                               For the Nine months ended
                                        ----------------------------------------
                                            March 31,           Percentages
                                        -----------------    -------------------
                                          2003      2004       2003       2004
                                        -------   -------    -------     -------
Aggregate Sales                          84,005   182,931        100%       100%
                                        =======   =======    =======     =======
     By Source:
         A. Auction                      15,559    30,724         19%        17%
         B. Sales of Inventory           68,446   152,207         81%        83%
                                        -------   -------    -------    -------
                                         84,005   182,931        100%       100%
                                        =======   =======    =======    =======

                                               For the Nine months ended
                                        ----------------------------------------
                                            March 31,           Percentages
                                        -----------------    -------------------
                                          2003      2004       2003       2004
                                        -------   -------    -------     -------
     By Market:
         Philatelics                     10,929    99,215         13%        54%
         Numismatics                     70,602    81,669         84%        45%
         Sports Collectibles              2,338     1,546          3%         1%
         Art                                 42         1          0%         0%
         Other Collectibles                  94       500          0%         0%
                                        -------   -------    -------    -------
                                         84,005   182,931        100%       100%
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

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the nine months ended March 31, 2003 and 2004. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

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

      These transactions and agreements have had and are expected to continue to have a significant effect on the Company's business, financial condition and results of operations.

Three months ended March 31, 2004
Compared with the three months ended March 31, 2003

SEE MATERIAL CHANGES IN FINANCIAL CONDITION, ABOVE

            The Company recorded an increase in total revenues of approximately $37,910 (143%) from approximately $26,595 for the three months ended March 31, 2003 to approximately $64,505 for the three months ended March 31, 2004. Revenue attributable to the operations of the seven European subsidiaries accounted for $2,273 in revenue while sales to Afinsa (a related party) contributed $34,883 to the increased revenue. The Company acquired the European subsidiaries in the quarter ended September 30, 2003, and entered into the exclusive purchasing agreements with Afinsa, pursuant to which the sales to Afinsa were made, in August 2003; accordingly, there are no corresponding figures for the equivalent period of the prior year. Additionally in the quarter ended March 31, 2004 the Company completed the acquisitions of the business assets of Nutmeg Stamp Sales, Inc. and Bowers & Merena Galleries/Superior Sports Auctions/Kingswood Coin Auctions. Approximately $1,078 of revenue for the period were attributable to the operations of these acquired businesses. Exclusive of these revenues, for the three months ended March 31, 2004, revenues declined $324 (1%) from the equivalent period of the prior year.

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

      Gross profit increased approximately $13,792 (430%) from approximately $3,209 for the three months ended March 31, 2003 to approximately $17,001 for the three months ended March 31, 2004. The increased gross profit was the result of an increase in revenue of $37,909 combined with a gross profit increase from 12% for the three months ended March 31, 2003 to 26% for the three months ended March 31, 2004. A significant amount of the increased gross profit was derived from direct sales to Afinsa (a related party) in the quarter ended March 31, 2004.

      The largest contributing factor to the increase in gross profit percentage was $34,883 in direct sales to Afinsa (a related party) in the quarter ended March 31, 2004. Exclusive of sales to Afinsa, the gross profit increased from 12% for the quarter ended March 31, 2003 to 20% for the quarter ended March 31, 2004. The increase exclusive of sales to Afinsa (a related party) was the result of higher gross profit margins on auction sales of owned stamp inventory, which is reflective of the improvement in quality and pricing of stamp purchases by the Company.

      The gross profit percentage can vary depending on the market demand and market conditions relative to each type of product being sold and the proportion of the revenue mix between sales of merchandise and commissions earned, whereby sales of merchandise as compared to commissions earned yield a gross profit of less than 100%.

      The Company's operating expenses increased approximately $5,046 (168%) during the three months ended March 31, 2004 as compared to the same period in the prior year. Existing United States operations operating expenses were up $1,043 (35%), companies acquired in the current quarter contributed $1,144 in operating expenses with the balance of the increase, $2,859, coming from the foreign operations which were acquired in the first quarter of the current fiscal year.

      The United States operations had decreases in marketing expenses for existing operations of $14 (3%). Depreciation and amortization expenses decreased, $12 (10%) because of the capitalized computer hardware and software expenditures of the fiscal year ended 2001 being fully depreciated. Salaries and wages decreased approximately $36 (3%), however in the quarter ended March 31, 2004 there was a reclassification of $327 of salary expense to cost of goods sold to reflect the labor for the first nine months of the fiscal year required to prepare stamps to be sold to Afinsa - related party. Exclusive of this reclass salaries increased $291 (8%). There was an increase in salaries in the Company to reflect added personnel to support increased revenues in both the stamp and coin areas. General and administrative expenses increased $1,103 (90%) to $2,323 for the three months ended March 31, 2004 as compared to $1,220 for the three months ended March 31, 2004. Professional fees increased $331which were largely due to the acquisitions that were made in the quarter as well as additional costs due to the compliance with the Sarbanes-Oxley Act. Increases in Shareholder expense of $51, $100 to expense options issued for services - related party, an increase in the bad debt reserve of $410 and an increase in travel and entertainment of $10 were additional factors in the higher general and administrative costs. The above explanations of operating expenses are for existing United States operations and do not include expenses for the entities purchased in the quarter.

      Although there were increases in operating expenses Company wide the increases were offset by the large revenue increase, which had the net effect of increasing operating costs as a percentage of operating revenue from 11% during the three months ended March 31, 2003 to 12% for the same period ended March 31, 2004. As compared to aggregate sales, these costs held steady at 10% for the three months ended March 31, 2003 and March 31, 2004, respectively.

      Interest expense (net of interest income) for United States operations for the three months ended March 31, 2004 increased approximately $19 from approximately $165 to approximately $184. Interest expense decreased $11 for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Funding from profits, cash received in exchange for stock and the attaining of lower interest rate financing were the reasons for the reduction in interest expense. Interest income for United States operations decreased $30 from $48 for the three months ended March 31, 2003 to $18 for the three months ended March 31, 2004.

      The Company's effective tax rates for the three month periods ended March 31, 2003 and 2004 were approximately 0% and 26%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. The rates have been reduced by available net operating loss carry forwards for U.S Federal income tax purposes. This rate may change during the remainder of fiscal 2004 if operating results or acquisition related costs differ significantly from current projections.

      The Company's increase in operating profit of approximately $13,792 was offset by an increase in operating expenses of $5,046 and income tax expense of $2,287 and exclusive of the gain of $2,035 from sale of investee - related party in the third quarter of fiscal 2003 resulted in a net gain of approximately $4,448 for the current three month period ended March 31, 2004 as compared to the three months ended March 31, 2003.

Nine months ended March 31, 2004
Compared with the nine months ended March 31, 2003

SEE MATERIAL CHANGES IN FINANCIAL CONDITION SECTION, ABOVE

      The Company recorded an increase in total revenues of approximately $80,843 (13%) from approximately $71,364 for the nine months ended March 31, 2003 to approximately $152,207 for the nine months ended March 31, 2004. Revenues attributable to the operations of the seven European subsidiaries accounted for $11,779 in revenue while sales to Afinsa (a related party) contributed $65,528 to the increased revenue. The Company acquired the European subsidiaries in the quarter ended September 30, 2003, and entered into the exclusive purchasing agreements with Afinsa, pursuant to which the sales to Afinsa were made, in August 2003; accordingly, there are no corresponding figures for the equivalent period of the ended March 31, 2003.

      Additionally in the quarter ended March 31, 2004 the Company completed the acquisitions of the business assets of Nutmeg Stamp Sales, Inc. and Bowers & Merena Galleries/Superior Sports Auctions/Kingswood Coin Auctions. Approximately $1,078 of net revenue for the period were attributable to the operations of these acquired businesses. Exclusive of these revenues, for the nine months ended March 31, 2004, revenues increased $2,458 (3%) from the equivalent period of the prior year.

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

      Gross profit increased approximately $29,745 (367%) from approximately $8,109 for the nine months ended March 31, 2003 to approximately $37,854 for the nine months ended March 31, 2004. The increased gross profit was the result of an increase in revenue of $80,843 combined with a gross profit increase from 11% for the nine months ended March 31, 2003 to 25% for the nine months ended March 31, 2004. A significant amount of the increased gross profit was derived from direct sales to Afinsa (a related party) in the nine months ended March 31, 2004.

      The largest contributing factor to the increase in gross profit percentage was $65,528 in direct sales to Afinsa (a related party) in the nine months ended March 31, 2004. Exclusive of sales to Afinsa, the gross profit increased from 11% for the nine months ended March 31, 2003 to 20% for the quarter ended March 31, 2004. The increase exclusive of sales to Afinsa (a related party) was the result of higher gross profit margins on auction sales of owned stamp inventory, which is reflective of the improvement in quality and pricing of stamp purchases by the Company.

      The gross profit percentage can vary depending on the market demand and market conditions relative to each type of product being sold and the proportion of the revenue mix between sales of merchandise and commissions earned, whereby sales of merchandise as compared to commissions earned yield a gross profit of less than 100%.

      The Company's operating expenses increased approximately $9,850 (112%) during the nine months ended March 31, 2004 as compared to the same period in the prior year. Operating expenses attributable to existing United States operations were up $3,318 (38%), with an increase of $5,388 attributable to the recently acquired foreign operations and $1,144 attributable to the United States companies acquired in the quarter ended March 31, 2004.

      Marketing expenses for the United States operations increased approximately $87 (8%) due to an additional auction in the nine months ended March 31, 2004 as opposed to 2003 as well as higher catalog costs particularly for the United Nations stamp auction in November 2003. Depreciation and amortization decreased approximately $15 (4%). Salaries and wages increased approximately $1,542 (43%) in part due to the providing for executive bonuses which are based on profitability in the amount of $784 for the nine months ended March 31, 2004, an increase of $728 from the $56 accrued for in the nine months ended March 31, 2003 as well as an increase in general salaries of $814 as the Company added personnel to support increased revenues, there were severance payouts for an operation that was relocated from New York to California as well as duplication of positions during the transition. General and administrative expenses increased $199 (15%). General and administrative expenses increased approximately $1,682 (44%). The increase was due to additional bad debt expense of approximately $400, $230 for the issuance of stock options to non-employees, payments to board members in the amount of $74, professional fees increased $242 which were largely due to the acquisitions that were made during the fiscal year as well as additional costs due to the compliance with the Sarbanes-Oxley

Act, an increase in shareholder's expenses of $114, increased insurance costs of $40, major expenditures to relocate the operations located in New York to California as well as over lapping expenses and additional travel expenses were the major factors in the higher general and administrative costs.

      Increased costs were offset by revenue increases thereby holding operating costs as a percentage of operating revenue at 12% for the nine months ended March 31, 2003 and March 31, 2004, respectively. As compared to aggregate sales, the operating costs decreased slightly from 11% for the nine months ended March 31, 2003 to 10% for the nine months ended March 31, 2004.

      Interest expense (net of interest income) for the nine months ended March 31, 2003 decreased approximately $124 from approximately $549 to approximately $425. The drop in net interest expense was due to increased funding of operations by profits, the utilization of $5,536 from Auctentia acquisition (see liquidity section) which was received in exchange for stock and the attaining of financing at lower interest rates.

      The Company's effective tax rates for the nine month periods ended March 31, 2003 and 2004 were approximately 0% and 29%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. The rates have been reduced by available net operating loss carry forwards for U.S Federal income tax purposes. This rate may change during the remainder of fiscal 2004 if operating results or acquisition related costs differ significantly from current projections.

      The Company's increase in gross profit of approximately $29,745 was offset by an increase in operating expenses of $9,850, a $500 impairment of an investment in GMAI-Asia and income tax expense of $5,231 and exclusive of the gain of $2,035 from the sale of investee- related party in the third quarter of fiscal 2003 resulted in a net gain of approximately $12,268 for the current nine months ended March 31, 2004 as compared to the nine months ended March 31, 2003.

Liquidity and Capital Resources

      At March 31, 2004, the Company's working capital position was approximately $41,834, compared to approximately $9,945 as of June 30, 2003. The net increase of approximately $31,889 was primarily due to the three transactions with Auctentia that were consummated during the quarter, which contributed $16,057 of working capital. The acquisition was an exchange of $21,122 in equity for but not limited to current assets of $5,536 in cash, $10,118 in inventory and a non-current asset of goodwill of $4,287. Other major increases to working capital were gains due to an increase in accounts receivable of both auctions and trade and related-party of $18,193 and an increase in inventory of $14,795. The major uses of working capital were an increase in accounts payable of $13,861 for the purchase of inventory, $4,371 for an increase in advances payable - related party, an increase in consignor payables of $5,652 and an increase in accrued income taxes of $5,096. Also an additional increase of $4,000 of working capital was due to the renewal of the loan from a privately held capital coin fund with a new expiration date of June 30, 2005 which now makes the debt long term.

      The Company experienced a decrease in cash flow from investing activities for the nine months ended March 31, 2004 of approximately $2,302. This was primarily to the acquisition of property and equipment and other in the amount of $402 and purchased intangibles due to acquisitions of $1,900.

      The Company experienced an increase in cash flow from financing activities for the nine months ended March 31, 2004 of approximately $8,079. This increase was attributable to the cash received in the Auctentia acquisition of $5,536 as well as $1,375 for proceeds from the exercise of options and an increase of $1,167 for loans payable for the nine months ended March 31, 2004. The Company had experienced a decrease in cash flow from financing activities of $1,696 for the nine months ended March 31, 2003 which was entirely attributable to a repayment of demand notes payable of $1,260 and a decrease in loans and loans payable of $440.

      The Company's need for liquidity is expected to increase as a result of any proposed business expansion activities. In addition to the need for such capital, and to enhance the Company's ability to offer cash advances to a larger number of potential consignors of property (which management believes is an important aspect of the marketing of an auction business).

      The Company is seeking to increase its working capital through additional credit facilities within the next 12 months to supplement the Company's expected future growth. It may also consider other financing alternatives, including raising additional debt or equity capital.

      The Company will consider candidates for acquisition as appropriate. The decision to expand, the desired rate of expansion, and the areas of expansion will be determined by management and the Board of Directors only after careful consideration of all relevant factors. This will include the Company's financial resources and working capital needs, and the necessity of continuing its growth and position in its core business areas.








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

     o The business of selling stamps, coins, and other collectibles at auction and in retail sales is highly competitive. The Company competes with a number of auction houses and collectibles companies throughout the North America, Europe and the rest of the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other companies with greater financial and other resources and name recognition will not enter the market. Among the primary competitors in the philatelic auction business in North America and Europe are Matthew Bennett, Inc., Charles Shreve Galleries, Inc., H.R. Harmer, Robert A. Siegel, Philatelists on Line, eBay, Spink, Harmers of London, Thomas Hoiland Auktioner A/S, Postiljonen AB, David Feldman, S.A. H.B.A., Edgar Mohrmann & Co., Bolaffi, Rapp Auktionshaus. With respect to sports trading card and sports memorabilia auction business, the primary competitors are Lelands, Mastro Auctions, Sotheby's, Collector's Universe and eBay. With respect to coin operations, the main competitors are Heritage and Stacks.

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

          Although the Company's results of operations for the year ended June 30, 2003 and for the quarter ended March 31, 2004 reflect a significant improvement over the results of prior periods, a significant portion of the gross profit for those periods was attributable to sales to Afinsa, pursuant to two supply agreements. See Note 6. A decrease in the level of sales to Afinsa, or the termination of these agreements, could have a material adverse effect on the Company. These agreements may be terminated upon six month's notice by either party at any time after the first year of the contracts.

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

            GREG MANNING AUCTIONS, INC.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

      The Company has not made any repurchases of its equity securities during the quarter ended March 31, 2004; however, its 72% stockholder, Afinsa Bienes Tangibles, S.A. purchased stock of the Company during the period, as shown in the table below.

 (The following information is based on public filings)


--------------------------------------------------------------------------------------------------
                                                                            (d) Maximum Number
                                                  (a) Total Number          (or Approximate Dollar
              (a) Total Number    (b) Average     of Shares (or Units)      Value or Shares
              Number of Shares    Price Paid      Purchased as Part         Units) that May Be
              (or Units the       per Share       of Publicly Announced     Purchased Under
Period        Purchased) 1        (or Unit)       Plans or Programs         Plans or Programs
--------------------------------------------------------------------------------------------------
01/01/04-
01/31/04                                           None                      None
--------------------------------------------------------------------------------------------------
02/01/04-
02/29/04            100,000          10.6877       None                      None
--------------------------------------------------------------------------------------------------
03/01/04-
03/31/04             65,000          10.2451       None                      None
--------------------------------------------------------------------------------------------------
Total               165,000          10.5134
--------------------------------------------------------------------------------------------------

1. Afinsa purchased such shares in open-market transactions, for investment purposes.

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


            (b) Reports on Form 8-K

                    (1) Report on Form 8-K filed on February 3, 2004, relating to a press release containing material non public information and non-GAAP financial information, issued on February 3, 2003.

                    (2) Report on Form 8-K filed on February 19, 2004, relating to a press release disclosing information about certain acquisitions made by the Company.

                    (3) Report on Form 8-K filed on March 5, 2004, disclosing information about certain acquisitions made by the Company.



*  Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.



Dated:  May 5, 2004
                                    /s/ Greg Manning
                                    --------------------------------------
                                    Greg Manning
                                    Chairman and Chief Executive Officer



                                    /s/  Larry Crawford
                                    --------------------------------------
                                    Larry Crawford
                                    Chief Financial Officer