Form 10-K
period 2004-06-30
GREG MANNING AUCTIONS INC
filed 2004-09-10
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

                                       OR

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934


For the transition period from_____________ to

                         Commission file number 1-11988
                          GREG MANNING AUCTIONS, INC.
                (Name of Registrant as specified in its Charter)

Delaware                                                    22-2365834
--------                                                    ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

775 Passaic Avenue West Caldwell, New Jersey                07006
--------------------------------------------                -----
(Address of Principal Executive Offices)                    (Zip code)


Registrant's telephone number, including area code:         (973) 882-0004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of Each Exchange on Which Registered
-------------------                   -----------------------------------------
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

      Yes        No  X

The aggregate market value of the common stock held by non-affiliates of the Issuer as of December 31, 2003 (based on the closing sale price of $11.839 per share as reported on NASDAQ), was $65,921,671.

      As of September 9, 2004, Issuer had 27,360,645 shares of its Common Stock outstanding.

      Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 2004, are incorporated by reference into Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III.

                           Greg Manning Auctions, Inc.

                                     Index


                                                                        Page
                                                                        ----
PART I
------

Item 1.     Description of Business...................................... 3

Item 2.     Description of Property...................................... 8

Item 3.     Legal Proceedings............................................ 8

Item 4.     Submission of Matters to a Vote of Security Holders.......... 8

PART II
-------
Item 5.     Market For Common Equity, Related Stockholder Matters
            and Issuer Repurchases of Equity Securities.................. 9

Item 6.     Selected Consolidated Financial Data......................... 11

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................... 14

Item 7A.    Quantitative and Qualitative Disclosures about
            Market Risk.................................................. 29

Item 8.     Financial Statements and Supplementary Data.................. 30

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.......................... 64

Item 9A.    Controls and Procedures...................................... 64

Item 9B.    Other Information............................................ 64

PART III
--------
Item 10.    Directors and Executive Officers............................. 65

Item 11.    Executive Compensation....................................... 67

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management and Related Stockholder Matters............... 67

Item 13.    Certain Relationships and Related Transactions............... 67

Item 14.    Principal Accountant Fees and Services....................... 67

PART IV
-------
Item 15.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K.................................................. 68

                                     PART I
                                     ------


Item 1.     DESCRIPTION OF BUSINESS

                                    GENERAL
                                    -------

Greg Manning Auctions, Inc. (GMAI) is a global collectibles merchant and auction house network, with operations in North America, Europe and Asia and on the Internet. This network was created in September 2003 when GMAI and Auctentia, S.L. (Auctentia), effectively integrated their auction businesses, creating a global collectibles auction network. Auctentia is the wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (Afinsa), the Company's major customer. Afinsa and Auctentia collectively own approximately 69% of GMAI's outstanding common stock.

In North America, we are a traditional and e-commerce - Internet, interactive telephone, and Internet and live simulcast - auctioneer and merchant/dealer of collectibles, including rare stamps, stamp collections and stocks, coins, sports trading cards and memorabilia, and fine art.

GMAI's North American subsidiaries are H.R Harmer, Greg Manning Galleries, Spectrum Numismatics International, Teletrade, Greg Manning Nutmeg Auctions (d/b/a Nutmeg Stamp Sales), Ivy & Manning (formerly Ivy & Mader), Kensington Associates, North American Certified Trading, Superior Sports Auctions, Bowers & Merena Galleries and Kingswood Coin Auctions. The Company also operates an auction division under the name Greg Manning Auctions. Spectrum's auction operations are conducted through its Spectrum Numismatic Auctions division.

H.R. Harmer, whose assets the Company acquired in July 2004, typically conducts high-end philatelic auctions of rare single stamps and collections targeted to individual collectors as well as dealers, while Greg Manning Galleries (GMG) focuses on smaller, less expensive and mid-range individual stamp collections. The Greg Manning Auctions division conducts auctions of stamp collections and accumulations generally targeted to philatelic dealers, and Ivy & Manning specializes in the sale of higher-end individual stamps to collectors. Nutmeg Stamp Sales is engaged in the sale of primarily owned philatelic inventory to mid- and upper-end collectors.

Spectrum Numismatics International, Inc. is one of the leading coin wholesalers in the United States. Its subsidiaries, Bowers and Merena Galleries and Kingswood Coin Auctions are engaged in the acquisition (by purchase and consignment) and sale (by auction and otherwise) of collectible coins, while Superior Sports Auctions is engaged in the acquisition (by purchase and consignment) and sale (by auction and otherwise) of collectible sports cards and other sports memorabilia. Teletrade conducts internet and telephonic auctions of coins at the low and mid-price range.

GMAI's European auction subsidiaries, which were among the companies acquired by the Company in September 2003 from Auctentia, include Auctentia Subastas of Madrid, Spain (operating under the name "Afinsa Auctions"); Corinphila Auktionen (Corinphila) of Zurich, Switzerland (65% owned by GMAI); and the Kohler group of auction companies of Berlin (66.67% owned by GMAI) and Wiesbaden, Germany.

Auctentia Subastas/Afinsa Auctions was formed in 2003 to conduct the philatelic business previously carried out by a division of Auctentia, and focuses on high-level philately. It generally conducts 3-5 auctions each year in Spain and Portugal. Corinphila is a long-standing auction house specializing in rarities, specialized collections and other high-end philatelics, and generally conducts 2-3 auctions per year. Kohler Berliner specializes in post-1945 German and old Communist Eastern Bloc countries' philately, and typically conducts 2-3 auctions per year. Kohler Wiesbaden, formed in 2000 (after having conducted business as a sole proprietorship since 1913), is the largest philatelic auction house in Germany, and holds three auctions per year.

GMAI also owns GMAI Auctentia Central de Compras (CdC) of Madrid, Spain, which is engaged in the sale, marketing and production of owned and third-party collectibles, with an emphasis on specialized philatelic material.

Both GMAI and CdC currently act as exclusive supplier of collectibles - primarily stamps and coins - on a worldwide basis to Afinsa.

In addition, in February 2003, GMAI entered into an agreement with Phila China Limited, pursuant to which the Company, through GMG, conducts four or more auctions in Hong Kong annually through a collaboration with Phila China.

For the year ended June 30, 2004, the Company's revenues attributable to its United States, European and Asian operations were approximately $97,000,000, $114,400,000 and $1,500,000, respectively.

GMAI is a Delaware corporation and was established in 1981. It made its initial public offering in 1993. Our corporate internet address is www.gregmanning.com. On this website, we include a "real time" link to all our electronic filings with the Securities and Exchange Commission so that they are available as soon as reasonably practicable after filing, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. All such filings are available free of charge. Our principal corporate offices are located in West Caldwell, New Jersey. Our common stock is listed on the Nasdaq National Market under the symbol "GMAI."

In addition, GMAI and its subsidiaries operate 12 global websites: www.teletrade.com, www.spectrumnumismatics.com, www.hrharmer.com, www.kingswoodcoin.com, www.nactcoin.com, www.nutmegstamp.com, www.superiorsports.com, www.bowersmerena.com, www.afinsa-auctions.com, www.corinphila.com, www.heinrich-koehler.de. and www.heinrich-koehler-berlin.de.

As used herein, the "Company", "we", "us" and similar terms include Greg Manning Auctions, Inc. and its subsidiaries, unless the context indicates otherwise.

For purposes of competitive analysis and market positioning, the Company organizes its business as follows: collectibles auctioneer and merchant/dealer (which includes its wholesale coin operations and its supply operations to Afinsa.)

                            COLLECTIBLES AUCTIONEER
                            -----------------------

Based on its knowledge of the collectibles markets, the Company believes that it is one of the world's largest (measured by aggregate sales) auctioneers of stamps, and a leading auctioneer of rare coins, sports trading cards and memorabilia. Its auctions are targeted to both collectors and dealers, and feature offerings spanning the modest to ultra-high end price spectrum.

The Company conducts primarily traditional "live" auctions featuring full electronic capabilities. Certain of its subsidiaries offer mail-only auctions (with electronic capability) and telephonic/Internet-only auctions. In all cases, commissions are typically charged from the seller of 0% to 15% and from the buyer of 10% to 15%.

"Traditional auctions" are live, in-person auctions conducted by a licensed auctioneer. The Company holds approximately 25 traditional auctions each year in a variety of venues, including strategically located hotels, and at major trade conferences and conventions. All traditional auctions are augmented by electronic catalogs and most are augmented by one or more forms of electronic bidding. The Company's traditional auctions are based on a "full service" auction model in which the Company takes physical possession of all items offered for sale in its auctions, inspects and describes all offerings, receives all sums due, remits sale proceeds to the seller, and professionally packs and ships items sold to the buyer.

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

The Company operates "Internet auctions" through its Teletrade subsidiary. Internet auctions are auctions wherein there is no live, natural-person auctioneer and no bidders in a single physical location orally making bids as in a "traditional auction." Rather, all bids are made electronically via the Internet or telephone, and a computer system processes the bids and determines the highest bidder.

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

The Company also offers mail-only auctions through its Nutmeg and Kingswood subsidiaries.

Consignor Advances

Frequently, an owner consigning property to the Company will request a cash advance at the time the property is delivered to the Company, prior to its ultimate sale at auction or otherwise. The cash advance is in the form of a self-liquidating secured loan usually bearing interest and using the consigned property as collateral. The Company is a secured party with respect to the collateral, holds a security interest in the collateral and maintains possession of the collateral until it is sold.

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

The amount of a cash advance generally does not exceed 75% of the Company's estimate of the value of the property when sold at auction.

Collectibles Auction Competition

The auction market, both traditional and Internet, for the collectibles offered by the Company is highly competitive and dynamic. With the exception of the low-end and consumer-to-consumer segments of the Internet auction market wherein eBay, Inc. has secured a dominant market position, no clear market leader exists.

Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc. and Robert A. Siegel Auction Galleries, Inc. In the sports trading card auction business, the Company's primary competitors are Mastro Fine Sports Auctions, Sports Trading Cards Plus, LLC and Sales OnLine Direct, Inc. (d/b/a Rotman Auctions). The Company's principal coin auction competitors are Heritage Rare Coin Galleries, Inc. and Stacks Rare Coins.

A number of companies offer business-to-business and business-to-consumer auctions of collectibles, including eBay, Inc., Yahoo! Inc., Amazon.com, Inc., Interactive Collector, Inc. (d/b/a iCollector.com) and Sothebys.com, Inc. Additionally, several companies host consumer-to-consumer auctions of collectibles. While the Company is not in the consumer-to-consumer auction business, these companies' services provide collectors the option to sell or buy their collectibles themselves. Consumer-to-consumer auction sites selling collectibles include eBay, Inc., Yahoo! Inc. and Amazon.com, Inc.

                                MERCHANT/DEALER
                                ---------------

Afinsa Supply Contracts

GMAI and CdC are parties to separate agreements with Afinsa, dated August 1, 2003, as amended, pursuant to which GMAI and CdC act as exclusive suppliers of collectibles - primarily stamps and coins - for Afinsa on a worldwide basis, with GMAI acting in the United States, Hong Kong and South America, and CdC acting in all other geographic locations. Afinsa is engaged, among other things, in commercial and trading activities involving tangible investment products throughout Europe, and has business relationships with a number of long-term clients, the ultimate purchasers of the goods provided by the Company. The supply agreements have a ten-year term, terminable by either party upon six months' notice. In addition to paying the purchase price for the goods sold under the contracts, Afinsa pays to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold.

No collectibles sold to Afinsa by GMAI under the agreements are purchased from Afinsa, Auctentia or their affiliates. Rather, all such material is purchased from third parties: from stamp and coin dealers, by auction, or from collectors.

As described below under "Recent Expansion", in September 2003 the Company purchased all of Auctentia's equity interest in CdC, whose sole assets consisted of an inventory of certain philatelic and art assets. CdC has and will continue to use the inventory owned by it to sell at various auctions run by other subsidiaries of GMAI. Such inventory has not and will not be resold to Auctentia, Afinsa or their affiliates.

Spectrum Numismatics

The Spectrum wholesale coin business complements the Company's auction and merchant/dealer businesses by providing a supply of favorably priced coin offerings for its auctions and fixed price sales venues. The majority of Spectrum's revenue is generated from wholesale sales of coins and from sales of coins to retailers and auction houses. Additionally, Spectrum sells directly to a limited number of select private collectors.

Based on its knowledge of the market, Spectrum believes that it is one of the largest wholesalers of rare coins in the United States.

Complementary Merchant/Dealer Operations; Private Sales

In order to complement and enhance the Company's auction business, the Company frequently buys collectibles in its own name and resells them as a merchant/dealer. For a variety of reasons, some collectors require the immediate liquidation of their collections and cannot wait for an appropriate auction. Other collectors do not wish to sell by auction and prefer a negotiated, fixed price sale. In these instances, the Company uses its knowledge of the markets and product to make what the Company calls "opportunistic purchases." In most instances, collectibles purchased in this manner are resold within 180 days either in one of the Company's auctions or in a private treaty transaction. In other instances, either because the markets are not yet ripe or because the collection purchased is so large, it is most profitably sold over a period of time, the collectibles purchased are held in the Company's inventory and resold after 180 days. In addition to these "opportunistic buys," the Company continually searches the collectibles markets for favorable buying opportunities and buys individual pieces and collections to re-sell to a particular collector pursuant to a specific purchase request, to fill a need for one of its auctions to make that auction more attractive to the targeted audience, or to take advantage of what the Company believes is a favorable price and buying opportunity. In these circumstances, items purchased are generally resold in less than 180 days.

The Company earns a profit or incurs a loss on the sale of owned inventory to the extent the sale price exceeds or is less than the purchase price paid by the Company. The Company seeks to sell its owned inventory as quickly and efficiently as possible, thereby promoting a high level of inventory turnover and maintaining maximum liquidity.

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

                                    EMPLOYEES
                                    ---------

At June 30, 2004, the Company had 142 full-time employees: 60 located in the United States and 55 located in Europe.

                                RECENT EXPANSION
                                ----------------

Auctentia S.L./Afinsa Bienes Tangibles, S.A.

On September 8, 2003, the Company consummated three separate transactions with Auctentia, a wholly owned subsidiary of Afinsa. In the first transaction, the Company acquired all of Auctentia's equity interests in the following operating subsidiaries of Auctentia in exchange for the issuance of 3,729,226 shares of the Company's common stock: Corinphila Auktionen; Heinrich Kohler Berliner Briefmarken-Auktionen; Heinrich Kohler Auktionshaus; Heinrich Kohler Briefmarkenhandel; Heinrich Kohler Verwaltungs; Auctentia Deutschland; and Auctentia Subastas.

In the second transaction, under an inventory purchase agreement and in exchange for the issuance to Auctentia of 6,444,318 shares of stock, the Company acquired from Auctentia all of its right, title and interest to all of the outstanding membership interests of CdC, whose sole assets consisted of an inventory of certain philatelic and art assets. CdC is engaged in the sale, marketing, distribution, promotion and production of owned and third party collectibles.

In the last transaction, the Company issued to Auctentia 2,826,456 shares of its common stock, for a purchase price of the Euro equivalent of US $5.0 million.

In August 2003, GMAI and CdC entered into separate agreements with Afinsa, pursuant to which GMAI and CdC act as exclusive suppliers of collectibles - primarily stamps and coins - for Afinsa on a worldwide basis, with GMAI acting in the United States and Hong Kong, and CdC acting in all other geographic locations. As amended, the supply agreements have a ten-year term, terminable by either party upon six months' notice. In addition to paying the purchase price for the goods sold under the contracts, Afinsa pays to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold.

These transactions have had a significant effect on the business, financial condition and results of operations of the Company.

Nutmeg Stamp Sales

On February 11, 2004, GMAI acquired the business assets of Nutmeg Stamp Sales. The purchase price for the assets was $1,093,000, which was paid at closing. The business is now being operated through Greg Manning Nutmeg Auctions, d/b/a Nutmeg Stamp Sales. The purchase price was funded internally through working capital.

Bowers and Merena Galleries, Kingswood Coin Auctions and Superior Sports
Auctions

On February 19, 2004, Spectrum acquired the business assets of Bowers and Merena Galleries, Kingswood Coin Auctions and Superior Sports Auctions from Collectors Universe, Inc., which had previously operated such businesses through separate divisions. The aggregate purchase price was $2,510,000, of which $460,000 remained to be paid at June 30, 2004; such amount is due by February 19, 2005. The purchase price was funded internally through working capital. Spectrum may also be required to pay certain additional amounts based on operating results of the acquired companies for the two years following the closing.

H.R. Harmer

On July 30, 2004, GMAI acquired certain of the business assets of H.R. Harmer, LLC, for an aggregate purchase price of $351,000, all of which was paid at closing. The business is now being operated though a newly formed subsidiary, H.R. Harmer, Inc.

Item 2.  DESCRIPTION OF PROPERTY

The Company's headquarters are located in space leased under an agreement that extends to January 31, 2005 (with an option to purchase) and consists of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell, New Jersey at an annual rental of approximately $155,000. The Company also leases approximately 7,500 square feet of office space in Santa Ana, California for its Spectrum subsidiary at an annual rental of approximately $213,500, 2,168 square feet for its Teletrade subsidiary at an annual rental of approximately $61,900 and 3,514 square feet for its Bowers & Merena subsidiary at an annual rental of approximately $73,800. The Company also rents other storage facilities located mostly in New Jersey, at annual rentals of approximately $48,100.

The Company leases approximately 5,200 square feet of office space at an annual rental of approximately $103,253 in Wiesbaden, Germany for its subsidiary, Heinrich Kohler Auktionhaus, and approximately 2,500 square feet at an annual rental of approximately $60,032 in Berlin, Germany for Heinrich Kohler Berliner Briefmarken-Auktionen. The Company leases office space at 3 locations in Madrid, Spain. Approximately 3,466 square feet at an annual rental of $32,000 for CdC and 3,000 square feet at an annual rental of $111,037. The third location the Company leases is office space from Afinsa (a related party) of approximately 5,800 square feet at an annual rate of $139,000 for CdC. The Company also leases approximately 2,700 square feet of office space at an annual rental of approximately $100,000 in Zurich, Switzerland for Corinphila.

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

                                     PART II
                                     -------

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Stock and Related Stockholder Matters
-----------------------------------------------------------------------------

The Company's Common Stock is listed on NASDAQ National Market ("NASDAQ") under the symbol "GMAI". According to American Stock Transfer & Trust and ADP Proxy Services, the holders of record of the Company's Common Stock totaled 890 and beneficial owners of record totaled 2,359 at June 30, 2004.

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

The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 2004 and 2003 are shown in the following schedule:

                   For the years ended June 30,
               --------------------------------------
                    2004                  2003
               ---------------      ----------------
(Quarter)        High     Low         High     Low
---------        ----     ---         ----     ---

First            $7.75   $2.24        $1.92    $1.25
Second          $12.84   $6.42        $1.91    $1.26
Third           $15.00   $9.54        $3.09    $1.45
Fourth          $17.25  $10.11        $2.95    $2.15


The quotations shown above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Equity Compensation Plan Information
------------------------------------

The following table provides information as of June 30, 2004 with respect to the shares of GMAI's common stock that may be issued under GMAI's existing equity compensation plans.


                                                                                                         (c)
                                                            (a)                                 Number of securities
                                                         Number of                               remaining available
                                                     securities to be             (b)            for future issuance
                                                        issued upon        Weighted average         under equity
                                                        exercise of        exercise price of     compensation plans
                                                        outstanding      outstanding options,        (excluding
                                                    options, warrants    warrants and rights    securities reflected
Plan category                                           and rights               ($)               in column (a))
-------------                                       -----------------    -------------------    --------------------

Equity compensation plans approved by security
       holders (1).............................          2,445,565               $6.19                1,075,062

Equity compensation plans not approved by
       security holders........................             --                    --                     --

(1) Consists of the 1993 Stock Option Plan, as amended, and the 1997 Stock Incentive Plan, as amended.

Recent Sales of Unregistered Securities
---------------------------------------

On September 8, 2003, the Company consummated three transactions with Auctentia, each of which involved the issuance and sale of securities of the Company in transactions exempt from the registration requirements of the Securities Act of 1933, as amended. Auctentia has the right to cause these securities to be registered under the Securities Act of 1933, as amended, subject to certain conditions.

In the first transaction, the Company issued to Auctentia 3,729,226 shares of its common stock in exchange for all of Auctentia's equity interests in seven of its European-based operating subsidiaries. The aggregate purchase price was approximately $6,004,000 (3,729,226 shares at $1.61 per common share). In the second transaction, the Company issued to Auctentia 6,444,318 shares of its common stock in exchange for Auctentia's 100% equity interest in CdC, whose sole assets consisted of an inventory of certain philatelic and art assets. The value of the inventory was recorded based upon the closing trading price of the Company's common stock on the NASDAQ National Market on January 23, 2003, which is the date on which the agreement was entered into, which was $1.57; as such, the fair value of the inventory was approximately $10,118,000 (based upon 6,444,318 shares at $1.57 per share). In the last transaction, the Company issued to Auctentia 2,826,456 shares of its common stock for a purchase price equal to the Euro equivalent of $5,000,000, based on the Euro/US dollar exchange rate as of the close of business on the business day immediately preceding the closing date. The proceeds received by the Company pursuant to the subscription agreement were used to purchase inventory, fund auction advances and for other working capital purposes of CdC.

On May 20, 2003, the Company issued to The Tail Wind Fund Ltd. (Tail Wind) 242,718 shares of stock of the Company in exchange for 2,707,239 shares of stock of GMAI-Asia.com, Inc. owned by Tail Wind. This transaction was entered into in accordance with a Securities Purchase Agreement between the Company and Tail Wind, dated as of May 14, 2001, pursuant to which Tail Wind had the right under certain circumstances to require such exchange. The shares of stock of the Company were valued at $2.06 per share in accordance with the terms of the Securities Purchase Agreement. This stock has been registered for sale under the Securities Act of 1933, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
----------------------------------------------------------------------

The Company has not made any repurchases of its equity securities during the quarter ended June 30, 2004. However, Afinsa, which together with Auctentia owns approximately 69% of the outstanding common stock of the Company, purchased stock of the Company during the period, as shown in the table below.

(The following information is based on public filings.)


---------------------------------------------------------------------------------------
                                                                    (d) Maximum Number
                                              (a) Total Number      or Approximate Dollar
           (a) Total Number    (b) Average   of Shares (or Units)    Value or Shares (or
               Number of        Price Paid    Purchased as Part       Units) that May Be
            Shares (or Units    per Share    of Publicly Announced   Purchased Under the
Period       Purchased) (1)     (or Unit)      Plans or Programs      Plans or Programs
---------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------

  4/1/2004
  4/30/2004        None           None              None                    None
---------------------------------------------------------------------------------------

  5/1/2004
  5/31/2004       53,000         12.3294            None                    None
---------------------------------------------------------------------------------------

  6/1/2004
  6/30/2004        None           None              None                    None
---------------------------------------------------------------------------------------
Total             53,000         12.3294            None                    None
---------------------------------------------------------------------------------------

(1) Afinsa purchased such shares in open-market transactions, for investment purposes.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated statement of operations and the consolidated balance sheet data for the years ended June 30, 2004, 2003, 2002, 2001 and 2000, are derived from, and are qualified by reference to, the audited consolidated financial statements of Greg Manning Auctions, Inc.

As described above under "Recent Expansion", in August 2003, GMAI and CdC entered into supply agreements with Afinsa, pursuant to which GMAI and CdC are acting as exclusive suppliers of collectibles for Afinsa on a worldwide basis. Transactions under these contracts represented a significant portion of the Company's aggregate sales, revenues and gross profit for the year ended June 30, 2004. Accordingly, the historical results of operations presented herein, to the extent they relate to periods prior to the effectiveness of these contracts, are unlikely to be indicative of future results.


                          Greg Manning Auctions, Inc.
                              Years Ended June 30,
                     (In Thousands, except per share data)


Consolidated Statements of Operations Data:               2004            2003          2002            2001          2000
                                                        ---------      ---------      ---------      ---------      ---------

       Net Revenues                                     $ 110,675      $  93,537      $  80,777      $  67,396      $  62,379
       Net Revenues - Related Party                       102,215          7,654           --             --             --
       Cost of merchandise sold                           151,399         86,672         71,966         62,354         50,559
                                                        ---------      ---------      ---------      ---------      ---------
           Gross profit                                    61,491         14,519          8,811          5,042         11,820

       General, administrative, and all
          other operating expenses                         23,788         10,632         10,041         10,536         10,845
       Sales and marketing expenses                         2,981          1,561          1,578          1,879          2,442
       Intangible impairment                                 --             --            4,741          2,158           --
       Depreciation and Amortization                          915            557          1,416          1,564          1,010
       Other Expense                                         --             --                6            340           --
       Acquisition and merger costs                          --             --             --              205            926
                                                        ---------      ---------      ---------      ---------      ---------
           Total operating expenses                        27,684         12,750         17,782         16,682         15,223
                                                        ---------      ---------      ---------      ---------      ---------
       Income (loss) from operations                       33,807          1,769         (8,971)       (11,640)        (3,403)

       Interest and other expense (net)                      (687)          (702)          (713)        (1,136)        (1,090)
       Gain(Loss) on sale of marketable
         securities and investments                          --              (87)          --             --               14
       Gain on sale of equity method investee                --            2,035           --             --             --
       Impairment of investment in investee                  (500)          --             --             --             --
       Loss from operations of investee                      --             --             (250)        (4,951)          (851)
                                                        ---------      ---------      ---------      ---------      ---------
       Income (loss) before income taxes                   32,620          3,015         (9,934)       (17,727)        (5,330)
       Provision for (benefit from) income
         taxes                                              3,254            192          3,243         (1,404)        (1,661)
                                                        ---------      ---------      ---------      ---------      ---------
       Net income (loss)                                $  29,366      $   2,823      $ (13,177)     $ (16,323)     $  (3,669)
                                                        =========      =========      =========      =========      =========

       Earnings (Loss) per Share:
           Basic                                        $    1.22      $    0.22      $   (1.06)     $   (1.58)     $   (0.38)
                                                        =========      =========      =========      =========      =========
           Diluted                                      $    1.14      $    0.22      $   (1.06)     $   (1.58)     $   (0.38)
                                                        =========      =========      =========      =========      =========

       Weighted average shares:
           Basic                                           23,985         12,739         12,469         10,299          9,710
                                                        =========      =========      =========      =========      =========
           Diluted                                         25,787         12,816         12,469         10,299          9,710
                                                        =========      =========      =========      =========      =========

Consolidated Balance Sheet Data:

       Cash and cash equivalents                        $  16,263      $   2,250      $   2,169      $   2,158      $   1,092
                                                        =========      =========      =========      =========      =========
       Total Current Assets                               107,366         32,615         22,117         25,971         33,265
                                                        =========      =========      =========      =========      =========
       Total Assets                                       130,684         37,907         27,348         40,452         55,443
                                                        =========      =========      =========      =========      =========

       Total Current Liabilities                        $  58,962      $  22,670      $  15,576      $  16,885      $  17,365
                                                        =========      =========      =========      =========      =========
       Total Long-Term Liabilities                           --               43            116            168            111
                                                        =========      =========      =========      =========      =========
       Total Liabilities                                   58,962         22,713         15,692         17,053         17,476
                                                        =========      =========      =========      =========      =========
       Total Stockholders' Equity                          71,722         15,194         11,656         23,399         37,967
                                                        =========      =========      =========      =========      =========
       Total Liabilities and Stockholders'
         Equity                                         $ 130,684      $  37,907      $  27,348      $  40,452      $  55,443
                                                        =========      =========      =========      =========      =========


                                                Greg Manning Auctions, Inc.
                                             Condensed Interim Financial Data
                                                      (unaudited)


(In Thousands except per share amounts)           1st Quarter     2nd Quarter     3rd Quarter     4th Quarter        Total
---------------------------------------------------------------------------------------------------------------------------
  2004
---------------------------------------------------------------------------------------------------------------------------

 Net Revenues                                      $  23,809       $  33,248       $  29,622       $  23,996         110,675
 Net Revenues - Related Party                         10,678          19,967          34,883          36,687         102,215
 Cost of merchandise sold                             27,025          39,823          47,504          37,047         151,399
                                                   ---------       ---------       ---------       ---------       ---------
      Gross profit                                     7,462          13,392          17,001          23,636          61,491

 General, administrative, and all
 other operating expenses                              3,898           5,419           7,160           7,311          23,788
 Sales and marketing expenses                            379             560             670           1,372           2,981
 Depreciation and Amortization                           144             226             224             321             915
                                                   ---------       ---------       ---------       ---------       ---------
      Total operating expenses                         4,421           6,205           8,054           9,004          27,684
                                                   ---------       ---------       ---------       ---------       ---------
 Income (loss) from operations                         3,041           7,187           8,947          14,632          33,807

 Interest and other expense (net)                       (177)            (91)           (141)           (278)           (687)
 Impairment of investment in investee                   --              (500)           --              --              (500)
                                                   ---------       ---------       ---------       ---------       ---------
 Income (loss) before income taxes                     2,864           6,596           8,806          14,354          32,620
 Provision for (benefit) income taxes                    406           2,538           2,287          (1,977)          3,254
                                                   ---------       ---------       ---------       ---------       ---------
 Net income (loss)                                 $   2,458       $   4,058       $   6,519       $  16,331       $  29,366
                                                   =========       =========       =========       =========       =========

 Earnings (Loss) per Share:
      Basic                                        $    0.15            0.15            0.25          0.60 $            1.22
                                                   =========       =========       =========       =========       =========
      Diluted                                      $    0.14            0.14            0.23          0.57 $            1.14
                                                   =========       =========       =========       =========       =========


(In Thousands except per share amounts)           1st Quarter     2nd Quarter     3rd Quarter     4th Quarter        Total
---------------------------------------------------------------------------------------------------------------------------
  2003
---------------------------------------------------------------------------------------------------------------------------

Net Revenues                                       $  25,415       $  19,354       $  26,595       $  22,173       $  93,537
Net Revenues - Related Party                            --              --              --             7,654           7,654
 Cost of merchandise sold                             22,797          17,073          23,386          23,416          86,672

                                                   ---------       ---------       ---------       ---------       ---------
      Gross profit                                     2,618           2,281           3,209           6,411          14,519

 General, administrative, and all
   other operating expenses                            2,321           2,568           2,452           3,291          10,632
 Sales and marketing expenses                            348             362             435             416           1,561
 Depreciation and Amortization                           125             119             121             192             557
                                                   ---------       ---------       ---------       ---------       ---------
      Total operating expenses                         2,794           3,049           3,008           3,899          12,750
                                                   ---------       ---------       ---------       ---------       ---------
 Income (loss) from operations                          (176)           (768)            201           2,512           1,769

 Interest and other expense (net)                       (162)           (202)           (165)           (173)           (702)
 Gain from sale of investee-related party               --              --             2,035            --             2,035
 Loss from sale of marketable securities                --              --              --               (87)            (87)
                                                   ---------       ---------       ---------       ---------       ---------
 Income (loss) before income taxes                      (338)           (970)          2,071           2,252           3,015
 Provision for (benefit) income taxes                   --              --              --               192             192
                                                   ---------       ---------       ---------       ---------       ---------
 Net income (loss)                                 $    (338)      $    (970)      $   2,071       $   2,060       $   2,823
                                                   =========       =========       =========       =========       =========

 Earnings (Loss) per Share:
      Basic                                        $   (0.03)      $   (0.08)      $    0.16       $    0.17       $    0.22
                                                   =========       =========       =========       =========       =========
      Diluted                                      $   (0.03)      $   (0.08)      $    0.16       $    0.17       $    0.22
                                                   =========       =========       =========       =========       =========

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

The following discussion and analysis should be read with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in this report. (Dollars in thousands except as noted or per share information.)

GENERAL
-------

The Company operates in one segment consisting of various types of collectibles, including philatelics and numismatics.

The Company's aggregate sales are generated by the sale of property at auction, by private treaty and by sale of the Company's inventory, including sales under the exclusive supply contracts between the Company and Afinsa. Afinsa and its subsidiary Auctentia collectively own approximately 69% of the Company's common stock. Aggregate sales consist of the total proceeds realized from the sale of property and include the Company's commissions when applicable. Property sold by the Company is either consigned by the owner of the property, or is owned by the Company directly.

The aggregate sales for the Company for the years ended June 30, 2004, 2003 and 2002, are shown for the respective years subdivided by source and collectible type.


                                                                       For the Years Ended June 30,
                                                 -----------------------------------------------------------------------------
                                                                  (In Thousands, except for percentages)
                                                                                                        Percentages
                                                   2004         2003         2002             2004          2003          2002
                                                 --------     --------     ---------        -------         ----          ----

Aggregate Sales                                  $258,383     $118,232     $ 99,224           100%          100%          100%
                                                 ========     ========     ========

    By Source:
             A. Auction                            58,480       21,310       22,608            24%           18%           23%
             B. Sales of Inventory                 97,688       89,268       76,616            36%           76%           77%
             C. Related Party                     102,215        7,654         --              40%            6%            0%
                                                 --------     --------     --------      --------      --------      --------
                                                 $258,383     $118,232     $ 99,224           100%          100%          100%
                                                 ========     ========     ========      ========      ========      ========

    By Collectible Type:
             A. Philatelics                       151,176       23,397       12,239            59%           20%           12%
             B. Numismatics                       104,328       91,894       77,831            40%           78%           78%
             C. Mass Market Collectibles             --           --          1,679             0%            0%            2%
             D. Sports Collectibles                 2,153        2,796        3,782             1%            2%            4%
             E. Art                                   226           50           40             0%            0%            0%
             F. Other Collectibles                    500           95        3,653             0%            0%            4%
                                                 --------     --------     --------      --------      --------      --------
                                                 $258,383     $118,232     $ 99,224           100%          100%          100%
                                                 ========     ========     ========      ========      ========      ========

Total revenues included in the Consolidated Statements of Operations are comprised of (1) sales of inventory owned by the Company to Afinsa (a related party), under the exclusive supply contracts, (2) sales of inventory owned by the Company, exclusive of sales to Afinsa, and (3) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 0% to 15% and a commission of 10% to 15% from the buyers.

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


                                                                Fiscal Year
                                                      2004         2003          2002
                                                    ----------------------------------

Net Revenue                                          100.0 %      100.0 %       100.0 %
Gross Profit                                          28.9         14.3          10.9

Operating Expenses
      General and Administrative                       6.4          5.1           6.8
      Salaries and Wages                               4.8          5.4           5.5
      Marketing                                        1.4          1.5           1.9
      Depreciation and Amortization                    0.4          0.6           1.8
      Intangible Impairment                            0.0          0.0           5.9
                                                    ----------------------------------
Total Operating Expenses                              13.0         12.6          21.9
                                                    ----------------------------------
Earnings (Loss) from operations                       15.9          1.7         (11.0)

Gain on sale of investee                               0.0          2.0            --
Interest Income and Expense (net)                     (0.4)        (0.7)         (0.9)
Loss from operations of investee                        --           --          (0.3)

Impairment of investment in investee                  (0.2)          --            --
                                                    ----------------------------------

Earnings (Loss) before income taxes                   15.3          3.0         (12.2)
                                                    ----------------------------------

Provision for (Benefit from) income taxes              1.5          0.2           4.0
Net Income (Loss)                                     13.8 %        2.8 %       (16.2) %
                                                    ==================================

Sales of inventory to Afinsa (a related party) represented a significant portion of the Company's aggregate sales, revenue and gross profit for the year ended June 30, 2004.

Results of Operations Years ended June 30, 2004 and 2003 (Dollars in thousands except as noted or per share information)

Revenues


--------------------------------------------------------------------------------------------------------------------
                                               2004                                         2003
                           -----------------------------------------------------------------------------------------
                           Revenues    Cost of      Gross        Gross    Revenues   Cost of       Gross     Gross
                                     Goods Sold     Profit      Profit %            Goods Sold     Profit    Profit %
                           -----------------------------------------------------------------------------------------
 Existing Operations        95,888      82,877      13,011        14%      93,537      82,083      11,454       12%
 Expanded Operations       117,002      68,521      48,480        41%       7,654       4,589       3,065       40%

                           212,890     151,399      61,491        29%     101,191      86,672      14,519       14%
                           -----------------------------------------------------------------------------------------

For purposes of the above table and the following discussion, "Existing Operations" refers to those of the Company's businesses that were operational in the fiscal year ended June 30, 2003, and "Expanded Operations" represents business that were acquired or developed during the fiscal year ended June 30, 2004; specifically, transactions under the exclusive supply contracts with Afinsa (a related party), and the operations of the seven European and four U.S. companies whose businesses were acquired during the most recent fiscal year. See "Recent Expansion", above.

Revenues:

The Company recorded an increase in total revenues of approximately $111,699 (110%), to approximately $212,890 for the year ended June 30, 2004 from approximately $101,191 for the year ended June 30, 2003.

Revenues from Existing Operations were $95,888 for the fiscal year ended June 30, 2004, an increase of $2,351 (or 3%) from $93,537 for the fiscal year ended June 30, 2003.

Revenues attributable to Expanded Operations for the fiscal year ended June 30, 2004 were as follows: $12,225 from the seven European subsidiaries; $2,532 from the four U.S. subsidiaries; and $102,215 under the exclusive supply contracts with Afinsa (a related party). The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% see provided for under the contracts.

The Company recognized revenue from sales to Afinsa of $7,654 in the year ended June 30, 2003. Those revenues, however, were not derived from the exclusive supply contracts with Afinsa and as such were included in our Existing Operations last year. In the above table, these revenues are reported as Expanded Operations for comparative purposes only.

For the year ended June 30, 2004, the total revenue of approximately $212,890 comprised approximately $199,903 of revenue from sales of owned inventory and approximately $12,987 of commissions resulting from sales of consigned materials.

The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

Gross profit increased approximately $46,972 (324%), to approximately $61,491 for the year ended June 30, 2004 from approximately $14,519 for the year ended June 30, 2003. The increased gross profit was the result of an increase in revenue of $111,699, coupled with an increase in gross profit percentage from 14% for the year ended June 30, 2003 to 29% for the year ended June 30, 2004.

The largest contributing factor to the increase in gross profit percentage was $102,215 in direct sales to Afinsa (a related party) in the year ended June 30, 2004 under the exclusive supply contracts (part of Expanded Operations). Exclusive of sales to Afinsa, the gross profit percentage increased from 12% for the year ended June 30, 2003 to 22% for the year ended June 30, 2004. The increase, exclusive of sales to Afinsa, was the result of higher gross profit margins on auction sales of owned stamp inventory, which reflects an improvement in the quality and pricing of stamp purchases by the Company, as well as, to a lesser extent, revenue attributable to the operations of the seven European and four U.S. subsidiaries acquired by the Company during the year ended June 30, 2004 (part of Expanded Operations); this revenue consisted almost entirely of commissions, with respect to which there is no corresponding cost of goods sold.

The gross profit percentage for sales to Afinsa (a related party) and otherwise will vary depending on market demand, market conditions and buying opportunities relative to each type of product being sold, as well as on the proportion of the revenue mix between sales of merchandise (where the gross profit will be less than 100%) and commissions earned (where there is no cost of goods sold and therefore where the gross profit percentage will be 100%.)

Operating Expenses:


-------------------------------------------------------------------------------------------------------------
                                                    Existing                         Expanded       Total
                                                   Operations                       Operations    Operations
                                 ------------------------------------------------   ----------    ----------
                                   2004          2003        Variance       Var %      2004         2004
-------------------------------------------------------------------------------------------------------------

 General & Administrative          7,254         5,175         2,079          40%      6,263        13,517
 Salaries                          6,871         5,457         1,414          26%      3,400        10,271
 Marketing                         1,730         1,561           169          11%      1,251         2,981
 Depreciation & Amortization         454           557          (103)       -18%         461           915
                                --------------------------------------------------------------------------
                                  16,309        12,750         3,559          28%     11,375        27,684
----------------------------------------------------------------------------------------------------------

The Company's operating expenses increased approximately $14,934 (117%) during the year ended June 30, 2004 as compared to the year ended June 30, 2003. Of this increase, $3,559 (28%) was attributable to Existing Operations, $8,593 was attributable to the operations of the seven European subsidiaries (part of Expanded Operations) and $2,784 to the four U.S. subsidiaries (part of Expanded Operations).

With respect to Existing Operations, general and administrative expenses increased $2,079 (40%). The increase was due to the following: additional bad debt expense of approximately $400, $230 relating to the charges for stock options for services to Afinsa (related party), payments to board members in the amount of $98, an increase in professional fees in the amount of $618 (largely due to the acquisitions that were made during the fiscal year as well as additional costs associated with compliance with the Sarbanes-Oxley Act of
2002), an increase in shareholder's expenses of $149, increased insurance costs of $40, and expenditures relating to the relocation of a subsidiary's operations from New York to California, including overlapping expenses and additional travel costs.

Salaries and wages for Existing Operations increased approximately $1,414 (26%) for the year ended June 30, 2004. Executive bonuses (which are based on profitability) increased $725 from the $75 accrued for in the year ended June 30, 2003, to the aggregate amount of $800 for the year ended June 30, 2004. There was also an increase in general salaries of $689 resulting from an increase in employees to support increased revenues; severance payments relating to the relocation of a subsidiary from New York to California; and overlapping salary payments during the transition.

Of the increase in operating expenses of $3,559 for the Existing Operations, marketing expenses increased approximately $169 (11%), to $1,730 for the year ended June 30, 2004 from $1,561 for the year ended June 30, 2003, due to an additional auction in the year ended June 30, 2004, as well as higher catalog costs during the year (attributable primarily to the stamp auction held in November 2003.)

Depreciation and amortization for "existing operations" decreased for the year ended June 30, 2004 by approximately $103 (18%), as capitalized costs for the development of the Company `s web site were fully depreciated during the period.

Increased costs for the year ended June 30, 2004 were offset by revenue increases during the period, holding operating costs as a percentage of operating revenue at 13% for the fiscal year ended June 30, 2004, the same percentage as in the fiscal year ended June 30, 2003. As compared to aggregate sales, the operating costs remained at 11% for both fiscal years ended June 30, 2003 and 2004.

Interest income and expense:

Interest expense (net of interest income) for the year ended June 30, 2004 decreased approximately $15 from the fiscal year ended June 30, 2003, from approximately $702 to approximately $687. The decrease in net interest expense was due to increased funding of operations by profits, cash from sale of common stock to Afinsa (related party) and the attaining of financing at lower interest rates.

Provision for Income Taxes:

The Company's effective tax rates for the years ended June 30, 2004 and 2003 were approximately 10% and 6%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. The rates have been reduced by the utilization of a large percentage of the available net operating loss carry forwards for U.S Federal income tax purposes. Future blended tax rates should be higher based on the reduced remaining net operating loss carry forwards. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

The realization of the Company's remaining deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets. Accordingly, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. The Company reduced its valuation allowance against these deferred tax assets which were provided for in prior years. As a result the Company recorded a deferred tax benefit of approximately $4,880. There was no net deferred tax expense (benefit) for 2003.

Recent New Jersey tax legislation will provide for the utilization of a portion of net operating losses for fiscal year 2005 and thereafter.

Net Income (Loss):

The Company's increase in gross profit of approximately $46,972 for the year ended June 30, 2004 was offset by an increase in operating expenses of $14,934, a $500 impairment of an investment in GMAI-Asia and income tax expense of $3,254. Offset by a gain of $2,035 from the sale of investee-related party in the third quarter of fiscal 2003, there was a net gain of approximately $26,543 for the year ended June 30, 2004 from the year ended June 30, 2003.

Results of Operations Years ended June 30, 2003 and 2002 (Dollars in thousands except as noted or per share information)

Revenues:

For the year ended June 30, 2003, operating revenues increased by approximately $20,414 (25%), to approximately $101,191 for the year ended June 30, 2003 from approximately $80,777 for the year ended June 30, 2002. This increase is almost exclusively attributable to an increase in sales of owned inventory of approximately $20,306 (27%), resulting from sales of coins of approximately $14,063, an increase from the prior year, as well as an increase in stamp revenue of approximately $4,671. The increase in stamp sales was due to increased sales to Afinsa (a related party), in the amount of $7,654. The combined gains from coin and stamps were reduced by $2,652 due to the sale of the comic and movie poster division in September 2001. For the year ended June 30, 2002, operating revenues contained comic book sales and auctions of $2,650. Also there was a decrease of $774 due to a softening of the sports market.

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

Gross profit percentage increased to 14% for fiscal year ended June 30, 2003 from 11% for the fiscal year ended June 30, 2002. The largest contributing factor to the increase in gross profit percentage was $7,350 in direct sales of two large specialty collections to Afinsa (a related party) in the fourth quarter. Exclusive of sales to Afinsa, the gross profit percentage for fiscal 2003 would have been 12% as compared to 11% for fiscal 2002. The increase was the result of higher gross profit margins on auction sales of owned stamp inventory, which reflects an improvement in the quality and pricing of stamp purchases by the Company.

Operating Expenses:

The decrease in total operating expenses (28%), in combination with the revenue increases (25%) had the effect of decreasing total operating expenses as a percentage of operating revenue to 13% in the year ended June 30, 2003 from 22% during the year ended June 30, 2002. The Company recorded expenses relating to bad debt of $172 and $601 for 2003 and 2002, respectively. Over the past five years the average ratio of bad debt to aggregate sales was less than 1%. The Company's aggregate operating expenses, exclusive of cost of merchandise sold, for the year ended June 30, 2003 was approximately $12,750 compared with approximately $17,782 for the year ended June 30, 2002, representing a decrease of approximately $5,032 (28%). Included in the operating loss for the year ended June 30, 2002 are expenses relating to intangible impairments of $4,741 as compared to $0 in the year ended June 30, 2003. The intangible impairment charges were based on future discounted cash flows as further described in the Company's Critical Accounting Policies. Depreciation and amortization for the year ended June 30, 2003 exclusive of intangible impairments decreased $859 from approximately $1,416 in the year ended June 30, 2002 to approximately $557 in the year ended June 30, 2003. Depreciation decreased $169 and amortization $690 in the year ended June 30, 2003. The reduction of amortization expense is the result of the Company's adoption of Statement of Financial Accounting Standards ("SFAS") No 142 as of July 1, 2002 which requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually. The test conducted for year ended June 30, 2003 resulted in no impairments. G&A expenses decreased approximately $336 in year ended June 30, 2003 when compared to 2002 in large part due to charges of $209 of service fees for Greg Manning Direct in the year ended June 30, 2002 with $0 in the year ended June 30, 2003. Salaries increased $927 in the year ended June 30, 2003 due in part to an increase in personnel to handle the increase in coin and stamp inventory and corresponding sales but also in the form of bonuses both contractual, $413, and discretionary, $215.

Interest income and expense:

Interest expense for the year ended June 30, 2003 increased approximately $38 (5%) to approximately $874, largely due to financing for specific inventory purchases with the seller. Interest income increased during the year ended June 30, 2003 by approximately $48 (38%). The interest income in the year ended June 30, 2002 was lower due to the write-off of finance charges, which were deemed uncollectible.

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

Net Income (Loss):

The Company recorded net income for the year ended June 30, 2003 of approximately $2,823, compared to a loss of approximately $13,177 for the year ended June 30, 2002, an increase of approximately $16,000 during this period. The increase in gross profit of approximately $5,708, a reduction of depreciation and amortization expense, including intangible impairment of approximately $5,600, the gain on sale of an equity method investee of $2,035 to Afinsa (a related party) and a reduction in tax expense of $3,051 comprised the change in net income for the fiscal ended June 30, 2003 as compared to the fiscal year ended June 30, 2002. The tax expense of $3,243 in the fiscal year ended June 30, 2002 was the result of an increase in the valuation allowance provided for all deferred tax asset attributes in 2002.

EUROPEAN MONETARY UNION
-----------------------

The European Monetary Unit (the "euro") was introduced on January 1, 1999 as a wholesale currency. The eleven participating European Monetary Union member countries established fixed conversion rates between their existing currencies and the euro. The currencies that existed January 1, 1999 continued to be used as legal tender through January 1, 2002; on July 1, 2002, the existing currencies were cancelled and euro bills and coins are currently being used for cash transactions in the participating countries.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital
---------------

At June 30, 2004, the Company's working capital position was approximately $48,404, compared to approximately $9,945 as of June 30, 2003. The net increase of approximately $38,459 was primarily due to the three transactions with Auctentia that were consummated during the fiscal year (see "Recent Expansion", above). The acquisition was an exchange of $21,122 in equity for but not limited to current assets of $5,536 in cash and $10,118 in inventory. Other major increases to working capital were gains due to an increase in accounts receivable of both auctions and trade and related-party of $29,224 and an increase in inventory of $24,945. The Company also reduced its valuation allowance against certain deferred tax assets and recorded a current deferred tax asset of approximately $3,800. The major uses of working capital were an increase in accounts payable of $10,864 for the purchase of inventory, $3,467 for an increase in advances payable - related party, an increase in consignor payables of $7,919 and an increase in income taxes payable of $7,743.

Operating Activities:
---------------------

The Company experienced a positive cash flow from operating activities of approximately $2,913 for the year ended June 30, 2004 as compared to a negative cash flow of approximately $1,170 for 2003, a net increase of approximately $4,083. Inventory purchases resulted in a decrease in cash flow of $20,605 in 2004 and $3,895 in 2003. The large increase in 2004 was due to the purchases of large collections to fill the requirements of the exclusive supplier agreement with Afinsa - related party as well as the upcoming philatelic auctions. The philatelic auctions have progressively been composed of more owned inventory as opposed to consignments and the overall size of the auctions have increased thus the larger inventory. Accounts receivable - related party also resulted in a decrease in cash flow of $26,967 in fiscal 2004 and $4,588 in fiscal 2003, resulting in a net decrease of $22,379 from fiscal 2003 to fiscal 2004. The increase in accounts receivable - related party is the result of the exclusive supply agreements between the Company and Afinsa (a related party). Additionally, as a result of increased advances to consignors resulting from the Company's recent expansion, there was a decrease in cash flow in the amount of $3,251. Increases in cash flow were primarily attributable to taxes payable of $7,743, accounts payable of $9,688 and payables to third-party consignors in the amount of $7,918. The increase in payables to third-party consignors was primarily attributable to philatelic auctions held in May 2004 by the Company's European subsidiaries Kohler Auktionen and Corinphilia. Overall there was a positive net change in cash and cash equivalents in 2004 of $14,013.

The Company experienced a negative cash flow from operating activities of approximately $1,170 for the fiscal year ended June 30, 2003 as compared to a negative cash flow of approximately $437 for the fiscal year ended June 30, 2002, a decrease of approximately $733. Inventory purchases resulted in a decrease in cash flow of $3,895 in fiscal 2003 from a positive cash flow of $2,209 in fiscal 2002. The large difference was due to the purchase of large collections in the fourth quarter of fiscal 2003 of both coins and philatelics. Accordingly, because of the inventory purchases there was a positive cash flow of $5,679 in fiscal 2003 from accounts payable as compared to a negative cash flow of $72 in fiscal 2002 or a net change of $5,751. Overall there was a positive change in cash and cash equivalents in fiscal 2003 of $81.

Investing Activities:
---------------------

The Company experienced a decrease in cash flow from investing activities for the year ended June 30, 2004 of approximately of $4,534. This was the result of purchases of goodwill and other intangible assets due to acquisitions in the amount of $3,797 (See Notes 2 and 7 to Notes to Consolidated Financial Statements) and the purchases of property and equipment in the amount of $737, which was also almost exclusively related to Expanded Operations.

The Company had negative cash flow from investing activities of approximately $818 for the year ended June 30, 2003, which was mainly comprised of payments for capital expenditures of $231 and a loan to a related party in the amount of $600.

Financing Activities:
---------------------

In the fiscal year ended June 30, 2004 the Company had a positive cash flow of $13,703 from financing activities, a net gain of $11,634 from the gain of $2,069 for the fiscal year ended June 30, 2003. Increases in cash flow were from proceeds from the exercise of options of $2,843, proceeds from issuance of stock of $5,536 and $6,000 from demand notes payable.

On September 8, 2003 the Company exchanged stock for cash ($5,536), in one of the three transactions with Auctentia (See Note 2 to Notes to Consolidated Financial Statements). Borrowings under line of credit agreement with PNC Bank (see Credit and Financing Facilities, below) were $6,000 as of June 30, 2004.

Our future cash flows from the exercise of stock options are difficult to project as such amounts are a function of both our stock price and the decisions by employees to exercise stock options. In general, we expect proceeds from stock option exercises to increase during periods in which our stock price has increased.

The Company had positive cash flow from financing activities of approximately $2,069 for the fiscal year ended June 30, 2003. During 2003, the Company had additional borrowings of $635 from demand notes payable - related party. The Company also established a new line of credit with Banco Santander Hispano, S.A., on April 17, 2003 with borrowings of $2,500. These increases were offset by the repayment of $1,208 relating to notes payable and capital leases. Additionally there was an increase in cash from the exercise of options of $142.

Under an agreement dated March 15, 2003, GMAI sold all of its then-outstanding interest in GMAI-Asia to Afinsa for $2,035, consisting of 8,140,000 shares of GMAI-Asia.com common stock. The proceeds from the sale were used to repay all amounts then outstanding under GMAI's revolving line of credit with Afinsa.

Credit and Financing Facilities:
--------------------------------

The Company's Credit and Financing Facilities, which are included in the above discussion, consist of the following:

On May 28, 2004, the Company entered into an agreement with PNC Bank for a line of credit not to exceed $10,000. The loan is collaterized by accounts receivable, consignor advances and inventory, subject to certain limitations. Borrowings under the line bear interest at the "prime" rate; provided that the Company has the right, subject to certain conditions, to borrow at a rate equal to LIBOR plus 2.5% per annum. The credit line expires on May 27, 2005. The agreement contains other financial agreements and covenants. At June 30, 2004, the Company had borrowed $6,000 under the facility.

On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A., providing for a credit facility of up to $2,500. Borrowings under this facility bear interest at a rate of prime plus ..25% per annum. The Company's obligations under the agreement have been guaranteed by Afinsa. The agreement contains other financial agreements and covenants, including the requirement that Auctentia maintain at least 43% of all of the authorized issued and outstanding shares of voting stock of the Company. As extended, the facility expires on April 12, 2005. At June 30, 2003 and June 30, 2004 GMAI had borrowed $2,500 under this facility.

During the year ended June 30, 2002, the Company obtained a secured loan from a privately held capital fund in the amount of $4,000 as of June 30, 2004. The loan is collateralized by inventory and bears interest at the rate of 10% per annum. The loan is due on June 30, 2005.

The remaining notes payable consist of capital leases and loans payable for the purchase of equipment bearing interest at rates ranging from 5% to 21%. Total borrowings outstanding under the leases were $90 and $140 as of June 30, 2004 and 2003, respectively.

As of June 30, 2004, the Company had an aggregate of $12,590 of debt outstanding under the above credit and financing facilities.

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

CONTRACTUAL OBLIGATIONS
-----------------------

Our contractual obligations related to non-cancelable operating and capital leases at June 30, 2004 were as follows:


--------------------------------------------------------------------------------------------
                                                    Payment due by period
                                   ---------------------------------------------------------
                                                  Less than     1-3          3-5    More than
                                        Total      1 year      years        years    5 years
                                   ---------------------------------------------------------
Demand Notes                            12,500     12,500
Long-Term Debt
Capital Lease and Other Debt
  Obligations                               90         90
Operating Lease Obligations              2,182        927      1,158         97
                                   ---------------------------------------------------------
Total                                   14,772     13,517      1,158         97
--------------------------------------------------------------------------------------------

AUCTION CYCLES
--------------

A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the years ended June 30, 2004 and 2003 the Company's expense relating to bad debt was approximately $1,620 and $172 respectively. For the years ended June 30, 2004 and 2003 the Company's history of bad debts has been less than 1% of revenue.

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

REVENUE RECOGNITION
-------------------

The Company derives revenues from two primary sources:

1.    Private Treaty Sales:

Private treaty sales represent sales of consigned property and sales of owned inventory which includes sales to Afinsa (related party) pursuant to the exclusive supplier agreement as further described in Item 1 (Description of Business and Recent Expansion).

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

2.    Auction Revenue:

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

ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS
--------------------------------------------------

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

In situations where trade credit is extended, the purchaser generally takes possession of the property before payment is made by the purchaser to the Company, and the Company is liable to the consignor for the net sales proceeds (auction hammer price less commission to the Company). The Company pays the consignor generally no later than the 45th day after the sale, and when trade credit is extended, the Company assumes all risk of loss associated with the trade credit, and the responsibility of collection of the trade credit amount from the purchaser. Losses to date under these situations have not been material.

Certain sales of inventory owned by the Company are made with extended payment terms (up to twelve months). Certain assets held by the Company collateralize these receivables.

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

Other Intangible Assets
-----------------------

Other purchased intangibles consisting of trademarks and customer lists, purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives.

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

INCOME TAXES
------------

As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. Significant judgment is required in determining the income tax expense provision. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company assesses the likelihood of our deferred tax assets being recovered from future taxable income. The Company then provides a valuation allowance for deferred tax assets for which the Company does not consider realization of such assets to be more likely than not. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the valuation allowance, there is no assurance that the valuation allowance would not need to be increased in the future to cover additional deferred tax assets that may not be realizable. Any change in the valuation allowance could have a material impact on net income in the period in which such determination is made.

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

Safe Harbor Statement
---------------------

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

      o Although the Company's results of operations for the years ended June 30, 2003 and 2004 reflect a significant improvement over the results of prior periods, a significant portion of the gross profit for those periods was attributable to sales to Afinsa (a related party). A decrease in the level of sales to Afinsa, or the termination of the supply agreements with Afinsa (see "Recent Expansion", above) could have a material adverse effect on the Company. There is no minimum level of sales provided for under the supply agreements with Afinsa, and the agreements may be terminated upon six month's notice by either party.

      o The Company's debt agreements expire at various times during the next twelve months. The Company has previously been able to refinance or renegotiate these agreements in the past. There can be no assurance that the Company will be able to accomplish this in the future.

      o At times there may be a limited supply of collectibles available for sale by the Company. Such supply historically has varied from time to time. While the Company has not generally experienced a lack of collectibles that has prevented it from conducting appropriately sized auctions on an acceptable schedule, no assurance can be given that the Company will be able to obtain consignments of suitable quantities of collectibles in order to conduct auctions of the size, and at the times, the Company may desire in the future. The inability to do so would have a material adverse effect on the Company.

            Furthermore, the popularity of collectibles could decline. This could affect the market value of inventory that GMAI currently holds, including the inventory acquired under the inventory purchase agreement, or inventory it or its subsidiaries may acquire in the future.

      o The business of selling stamps, coins, and other collectibles at auction and in retail sales is highly competitive. The Company competes with a number of auction houses and collectibles companies throughout the North America, Europe and the rest of the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other companies with greater financial and other resources and name recognition will not enter the market. Among the primary competitors in the philatelic auction business in North America and Europe are Matthew Bennett, Inc., Charles Shreve Galleries, Inc., Robert A. Siegel, Harmers of London, Thomas Hoiland Auktioner A/S, Postiljonen AB, David Feldman, S.A. H.B.A., Edgar Mohrmann & Co., Bolaffi, Rapp Auktionshaus. With respect to sports trading card and sports memorabilia auction business, the primary competitors are Lelands, Mastro Auctions and Sotheby's. With respect to coin operations, the main competitors are Heritage and Stacks.

            With respect to internet operations, the market for internet products and services is highly competitive and there are no substantial barriers to entry. The Company expects that competition will continue to intensify. Many of the Company's internet competitors have more experience than the Company has maintaining internet operations and have greater brand recognition.

      o Auctentia and Afinsa currently beneficially own approximately 69% of the issued and outstanding shares of the Company's common stock. This represents a substantial dilution in the current voting power of non-Auctentia related stockholders of the Company. As a result, Auctentia and its affiliates will be able to elect the entire board of directors of GMAI. Auctentia and its affiliates also may be able to approve other actions as a stockholder without obtaining the votes of other stockholders of the Company or impede transactions that may be desirable for other stockholders. In addition, this concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for the Company's common stock.

      o The Company and Auctentia have signed a registration rights agreement pursuant to which Auctentia may request that 18,562,719 shares of the Company's common stock beneficially owned by it (including 126,833 warrants to purchase GMAI common stock) be registered by the Company at the Company's expense. Auctentia has agreed that the 3,729,226 shares of the Company's stock it received pursuant to the share purchase agreement will not be sold or otherwise transferred prior to March 2005. All other registerable Company common stock owned by Auctentia will be freely tradable immediately after any registration.

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

      o GMAI's operations may be adversely affected by governmental regulation and taxation of the Internet, which is subject to change. A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may result in enactment of laws concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities and jurisdictional issues. These laws could harm the Company's business by increasing its cost of doing business or discouraging use of the Internet. The Internet Freedom Tax Act expired in November 2003. Federal legislation which would extend the Act is currently pending.

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

      o Due to difficulty anticipating levels or values of consignments at any given time, the stamp auction business is susceptible to significant fluctuations in operating results and revenue shortfalls, which could adversely affect the Company's business. In addition, the Company's operating results in the coin business are dependent upon product availability over the short and long term, which cannot be predicted with any certainty. Future fluctuations in operating results or revenue shortfalls of the Company could adversely affect the success of the Company. If revenue fails to offset operating expenses in the future, the Company may be required to fund future operations through the sale of additional common stock, which could cause the market price of its stock to decline, as well as have a dilutive effect on the value of its common stock currently outstanding.

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

      o In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of the Company's common stock, regardless of the Company's actual performance, and could enhance the effect of any fluctuations that do relate to its operating results.

      o The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings;
            (ii) settlements, investigations, claims and changes in those items; and (iii) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

      o The Company's future results of operations could be adversely affected by changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountant

      o Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company, together with the report of independent accountants thereon, are presented under this Item 8:

                                      INDEX
                                                                          Page
                                                                          ----

      Report of Independent Registered Pubic Accounting Firm...............31

      Consolidated Statements of Operations - Years ended
      June 30, 2004, 2003 and 2002.........................................32

      Consolidated Balance Sheets - June 30, 2004 and 2003.................33

      Consolidated Statement of Stockholders' Equity and
      Comprehensive Income (Loss) - Years ended June 30, 2004,
      2003 and 2002........................................................34

      Consolidated Statements of Cash Flows - Years ended
      June 30, 2004, 2003 and 2002.........................................36

      Notes to Consolidated Financial Statements...........................37

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the consolidated balance sheets of Greg Manning Auctions, Inc., and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its Subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for goodwill.

We have also audited the consolidated financial statement schedule listed in the Index at Item 15(a), Schedule II for each of the three years in the period ended June 30, 2004. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Amper, Politziner & Mattia P.C.

September 7, 2004
Edison, New Jersey


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                          For the Years Ended June 30,
                  (amounts in thousands except per share data)


                                                                  2004                2003                 2002
                                                                ---------           ---------           ---------
Operating revenues
      Sales of inventory                                        $  97,688           $  89,268           $  76,616
      Sales of inventory - related party                          102,215               7,654                --
      Commissions earned                                           12,987               4,269               4,161
                                                                ---------           ---------           ---------
           Total revenues                                         212,890             101,191              80,777

Cost of merchandise sold                                          151,399              86,672              71,966
                                                                ---------           ---------           ---------
           Gross profit                                            61,491              14,519               8,811

Operating expenses
      General and administrative                                   13,517               5,175               5,517
      Salaries and wages                                           10,271               5,457               4,530
      Marketing                                                     2,981               1,561               1,578
      Depreciation and amortization                                   915                 557               1,416
      Intangible impairment                                          --                  --                 4,741
                                                                ---------           ---------           ---------
           Total operating expenses                                27,684              12,750              17,782
                                                                ---------           ---------           ---------
           Operating income (loss)                                 33,807               1,769              (8,971)


Other income (expense)
      Gain on sale of investee - related party                       --                 2,035                --
      Realized loss on sale of marketable securities                 --                   (87)               --
      Interest income                                                 259                 172                 124
      Interest expense                                               (946)               (874)               (837)
      Impairment from investment in investee                         (500)               --                  --
      Loss from operations of investee                               --                  --                  (250)
                                                                ---------           ---------           ---------

      Earnings (loss) before income taxes                          32,620               3,015              (9,934)
Provision for income taxes                                          3,254                 192               3,243
                                                                ---------           ---------           ---------

Net income (loss)                                               $  29,366           $   2,823           $ (13,177)
                                                                =========           =========           =========

Basic earnings (loss) per share:
      Weighted average shares outstanding                          23,985              12,739              12,469
                                                                =========           =========           =========
      Basic earnings (loss) per share                           $    1.22           $    0.22           $   (1.06)
                                                                =========           =========           =========

Diluted earnings (loss) per share:
      Weighted average shares outstanding                          25,787              12,816              12,469
                                                                =========           =========           =========
      Diluted earnings (loss) per share                         $    1.14           $    0.22           $   (1.06)
                                                                =========           =========           =========

           See accompanying notes to consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheets
                          For the Years Ended June 30,
                  (amounts in thousands except per share data)

                                                                              2004            2003
                                                                           ---------       ---------
                                         Assets
                                         ------
 Current Assets
    Cash and Cash Equivalents                                              $  16,263       $   2,250
    Accounts Receivable, Net;
     Auctions and Trade                                                       14,086           7,948
     Related Party                                                            27,674           4,588
    Advances to Consignors                                                     4,032             781
    Inventory                                                                 40,816          15,871
    Deferred Tax Asset                                                         3,821            --
    Prepaid Expenses                                                             674           1,177
                                                                           ---------       ---------
      Total Current Assets                                                   107,366          32,615

    Property and Equipment, Net                                                1,936             744
    Goodwill, Net                                                              9,163           1,516
    Other Purchased Intangibles, Net                                           1,898             943
    Marketable Securities                                                        186              49
    Investment in Investees                                                     --               500
    Other Non-Current Assets
     Loans Receivable Related Party                                              600             600
     Inventory                                                                 7,336             850
     Deferred Tax Asset                                                        1,959            --
     Other                                                                       240              90
                                                                           ---------       ---------
      Total Assets                                                         $ 130,684       $  37,907
                                                                           =========       =========

                              Liabilities and Stockholders' Equity
                              ------------------------------------

 Current Liabilities
   Demand Notes Payable  - Bank                                            $   8,500       $   2,500
   Notes Payable and Capital Leases                                            4,090           4,522
   Payable to Third Party Consignors                                          10,387           2,468
   Accounts Payable                                                           20,605           9,741
   Accrued Expenses and Other Current Liabilities                              4,170           2,612
   Income Taxes Payable                                                        7,743            --
   Advances Payable - Related Party                                            3,467            --
   Advances Payable                                                             --               827
                                                                           ---------       ---------
     Total Current Liabilities                                                58,962          22,670
   Notes Payable and Capital Leases - Long Term                                 --                43
                                                                           ---------       ---------
     Total Liabilities                                                        58,962          22,713

Stockholders' Equity
   Preferred Stock, $.01 par value. Authorized
     10,000 shares; none issued                                                 --              --
   Common Stock, $.01 par value
     Authorized: 40,000 shares
     Issued June 30, 2004 - 27,716 shares, Outstanding - 27,348 shares           277             134
     Issued June 30, 2003 - 13,417 shares, Outstanding - 13,049 shares
   Additional paid in capital                                                 71,431          46,480
   Accumulated Other Comprehensive Income (Loss)                               1,832            (236)
   Retained Earnings (Accumulated Deficit)                                       730         (28,636)
   Treasury stock, at cost
     368 shares at June 30, 2004 and 2003                                     (2,548)         (2,548)
                                                                           ---------       ---------
     Total Stockholders' Equity                                               71,722          15,194
                                                                           ---------       ---------
     Total Liabilities and Stockholders' Equity                            $ 130,684       $  37,907
                                                                           =========       =========


           See accompanying notes to consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                          July 1, 2001 to June 30, 2004
                  (amounts in thousands except per share data)

                                                                          Accumulated
                                                                            Other
                                       Common Stock        Additional   Comprehensive                             Total
                                   --------------------     Paid-In        Income      Accumulated   Treasury  Stockholders'
                                    Shares         $        Capital        (Loss)        Deficit       Stock      Equity
                                   -------     --------    ---------    -------------  -----------   --------  -------------

Balance June 30, 2001               11,987     $    120     $ 44,252     $   (143)      $(18,282)    $ (2,548)    $ 23,399

Common shares issued
  for services                         110            1          208                                                   209

Common shares  sold for cash           975            9        1,931                                                 1,940

Stock options issued for
  services                                                       256                                                   256

Unrealized loss from
  marketable securities,
  net of tax                                                                  (71)                                     (71)

Deferred tax assets
  valuation allowance                                           (805)         (95)                                    (900)

Net loss - June 30, 2002                                                                 (13,177)                  (13,177)
                                  --------     --------     --------     --------       --------     --------     --------

Balance June 30, 2002               13,072     $    130     $ 45,842     $   (309)      $(31,459)    $ (2,548)    $ 11,656
                                  ========     ========     ========     ========       ========     ========     ========


Balance June 30, 2002               13,072     $    130     $ 45,842     $   (309)      $(31,459)    $ (2,548)    $ 11,656

Options exercised                      102            1          141                                                   142

Stock issued in connection with        243            3          497                                                   500
 investment in GMAI-Asia.com

Unrealized loss from
  marketable securities,
  net of tax                                                                   73                                       73

Net income - June 30, 2003                                                                 2,823                     2,823
                                  --------     --------     --------     --------       --------     --------     --------

Balance June 30, 2003               13,417     $    134     $ 46,480     $   (236)      $(28,636)    $ (2,548)    $ 15,194
                                  ========     ========     ========     ========       ========     ========     ========


           See accompanying notes to consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                          July 1, 2001 to June 30, 2004
                  (amounts in thousands except per share data)

                                                                          Accumulated
                                                                             Other         Retained
                                           Common Stock       Additional  Comprehensive    Earnings                 Total
                                        -------------------    Paid-In       Income      (Accumulated  Treasury  Stockholders'
                                        Shares        $        Capital       (Loss)        Deficit)      Stock      Equity
                                        -------   ---------   ---------   -------------  -----------   --------  -------------

 Balance June 30, 2003                   13,417   $    134    $ 46,480     $   (236)      $(28,636)   $   (2,548)  $  15,194

 Shares issued for acquisition
  of Auctentia                           13,000        130      20,992                                                21,122

 Exercise of stock options                1,299         13       2,829                                                 2,842

Deferred Tax Asset - Reduction in                                  900                                                   900
  Valuation Allowance

 Translation adjustment                                                       1,931                                    1,931

 Options issued for services and
  other-Afinsa (Note 12)                                           230                                                   230

 Unrealized gain from
  Marketable Securities,
  net of tax                                                                    137                                      137

 Net income - June 30, 2004                                                                 29,366                    29,366
                                       --------   --------    --------     --------       --------      --------      --------

 Balance June 30, 2004                   27,716   $    277    $ 71,431     $  1,832       $    730      $ (2,548)   $ 71,722
                                       ========   ========    ========     ========       ========      ========    ========


           See accompanying notes to consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Cash Flows
                                     June 30
                      (In thousands except per share data)

                                                                                     2004           2003           2002
                                                                                   --------       --------       --------
Cash flows from operating activities:
           Net Income (Loss)                                                       $ 29,366       $  2,823       $(13,177)
           Adjustments to reconcile net income (loss) to net
           cash from operating activities:
                 Depreciation and amortization                                          915            557          1,416
                 Intangible impairment                                                 --             --            4,741
                 Provision for bad debts                                                942            172            601
                 Provision for inventory reserve                                        774           --             (468)
                Options issued for services - related party                             230           --             --
                 Common Stock issued for services                                      --             --              209
                 Realized Loss on sale of marketable securities                        --               87           --
                Impairment of investment in investee                                    500           --             --
                 Equity in loss (income) of equity method investees                    --             --              250
                 Gains from sale of investee-related party                             --           (2,035)          --
                 Deferred tax (benefit) expense                                      (4,880)          --            3,243
           (Increase) decrease in assets:  (net of acquisition amounts)
                           Accounts receivable - Trade                               (1,339)        (1,140)           982
                           Accounts receivable - Related Party                      (26,967)        (4,588)          --
                           Advances to consignors                                    (3,251)           383           (324)
                           Inventory                                                (22,153)        (3,895)         2,209
                           Prepaid expenses and deposits                                192           (798)           200
                           Other assets                                                (131)           135            (70)
          Increase (decrease) in liabilities:  (net of acquisition amounts)
                           Payable to third-party consignors                          7,918           (477)           235
                           Accounts payable                                           9,688          5,679            (72)
                           Accrued expenses and other liabilities                       726          1,100           (322)
                          Advances payable - related party                            3,467           --             --
                          Advances Payable                                             (827)           827           --
                          Income taxes payable                                        7,743           --             --
                          Advance from Related Party                                   --             --              (90)
                                                                                   --------       --------       --------
                                                                                      2,913         (1,170)          (437)
Cash flows from investing activities:
          Capital expenditures for property and equipment                              (737)          (231)          (131)
          Purchase of Intangible Assets - Acquisitions                               (3,797)          --             --
          Loans Receivable Related Party                                               --             (600)          --
          Investment in investee                                                       --             --             (250)
          Proceeds from sale of marketable securities                                  --               13           --
                                                                                   --------       --------       --------
                                                                                     (4,534)          (818)          (381)
Cash flows from financing activities:
           Net proceeds from (repayment of) demand notes payable                      6,000          2,500           --
           Proceeds from demand notes payable - related party                          --              635          1,400
           Repayment of demand notes payable                                           (676)        (1,135)        (7,900)
           Proceeds from issuance of  notes payable                                    --             --            5,450
          Net proceeds from (repayment of) loans and loans payable                     --              (73)           (61)
           Proceeds from exercise of options                                          2,843            142           --
           Proceesd from issuance of stock - Afinsa                                   5,536           --             --
           Proceeds from sale of common stock (net of expenses)                        --             --            1,940
                                                                                   --------       --------       --------
                                                                                     13,703          2,069            829

          Effect of exchange rates                                                    1,931           --             --

Net change in cash and cash equivalents                                              14,013             81             11
Cash and cash equivalents:
           Beginning of period                                                        2,250          2,169          2,158
                                                                                   --------       --------       --------
           End of period                                                           $ 16,263       $  2,250       $  2,169
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


           See accompanying notes to consolidated financial statements

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1)   Description of Business and Summary of Significant Accounting Policies

Description of Business
-----------------------

Greg Manning Auctions, Inc. (GMAI), together with its operating subsidiaries (wholly owned unless otherwise indicated), Ivy and Manning (formerly Mader) Philatelic Auctions, Greg Manning Galleries, Greg Manning Nutmeg Auctions, (d/b/a Nutmeg Stamp Sales), Teletrade, Spectrum Numismatics International, North American Certified Trading, Kensington Associates, Superior Sports Auctions, Bowers & Merena Galleries, Kingswood Coin Auctions, Corinphila Auktionen (65% owned by GMAI), Heinrich Kohler Berliner Briefmarken-Auktionen (66.67% owned by
GMAI), Heinrich Kohler Auktionshaus, Heinrich Kohler Briefmarkenhandel, Heinrich Kohler Verwaltungs, Auctentia Deutschland, Auctentia Subastas and GMAI Auctentia Central de Compras (CdC) (collectively, the Company), is a traditional and e-commerce - Internet, interactive telephone, and Internet and live simulcast - auctioneer and merchant/dealer of collectibles, including rare stamps, stamp collections and stocks, coins, sports trading cards and memorabilia, and fine art. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone.

Afinsa Bienes Tangibles, S.A. (Afinsa) owns 100% of the outstanding stock of Auctentia, S.L. (Auctentia). At June 30, 2004 and 2003, Afinsa and Auctentia collectively beneficially owned approximately 69% and 43%, respectively, of the Company's outstanding common stock at June 30, 2004 and 2003.

The Company is a party to separate supply agreements with Afinsa, dated August 1, 2003, as amended, pursuant to which the Company and CdC act as exclusive suppliers of collectibles - primarily stamps and coins - for Afinsa on a worldwide basis, with GMAI acting in the United States and Hong Kong, and CdC acting in all other geographic locations. Afinsa is engaged, among other things, in commercial and trading activities involving tangible investment products throughout Europe. As amended, the supply agreements have a ten-year term, terminable by either party upon six months' notice. In addition to paying the purchase price for the goods sold under the contracts, Afinsa pays to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold.

As a result of transactions under the supply agreements, for the year ended June 30, 2004 Afinsa was the Company's significant customer, accounting for $102,215 or 48% of revenues for the period. Transactions under the supply agreements have had a significant effect on the business, financial condition and results of operations of the Company.

See Notes 2 and 12 for additional information.

Principles of Consolidation
---------------------------

The consolidated financial statements of the Company include the accounts of its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition
-------------------

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 101 and No. 104, ("SAB No.'s 101/104"), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and Emerging Issues Task Force ("EITF") Issue No. 99-19 "Reporting Revenue Gross as a Principal vs. Net as an Agent" which provides guidance on the recognition of revenue gross as a principal versus net as an agent.

The Company derives revenues from two primary sources:

1.    Private Treaty Sales:

Private treaty sales represent sales of consigned property and sales of owned inventory which include sales to Afinsa (related party) pursuant to the exclusive supplier agreement as further described above (Description of Business).

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

Revenue Recognition (continued)
-------------------------------

Private treaty sales of owned inventory occur when the Company sells its goods directly to a customer. Revenue with respect to private treaty revenues is recognized when delivered or released to the customer for acceptance or to a common carrier for delivery. Such amounts of revenue are recorded on a gross basis as sales of merchandise. Sales returns have not been material.

2.    Auction Revenue:

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

In situations where trade credit is extended, the purchaser generally takes possession of the property before payment is made by the purchaser to the Company, and the Company is liable to the consignor for the net sales proceeds (auction hammer price less commission to the Company). The Company pays the consignor generally no later than the 45th day after the sale, and when trade credit is extended, the Company assumes all risk of loss associated with the trade credit, and the responsibility of collection of the trade credit amount from the purchaser. Losses to date under these situations have not been material.

Certain sales of inventory owned by the Company are made with extended payment terms (up to twelve months). Certain assets held by the Company collateralize these receivables.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1) Description of Business and Summary of Significant Accounting Policies (continued)

Foreign Currency Translation and Transactions
---------------------------------------------

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

Foreign currency transaction gains and losses are included in the accompanying Statements of Operations.

Cash Equivalents and Concentration of Cash
------------------------------------------

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company maintains its cash with high quality financial institutions, located primarily in the United States and Spain. To the extent that such cash exceeds the maximum insurance levels, the Company is uninsured. The Company has not experienced any losses in such accounts.

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

The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory. As of June 30, 2004 and 2003 the amount of inventories subject to these arrangements was approximately $9,144 and $7,600, respectively, which is included in Inventory in the accompanying Consolidated Balance Sheets.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1) Description of Business and Summary of Significant Accounting Policies (continued)

Acquisitions
------------

In the year ended June 30, 2004, the Company completed three acquisitions, as further described in Note 2. In these acquisitions, the purchase price of the acquired business was allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items were based upon management's estimates. Certain of the acquired assets were intangible in nature, including trademarks and customer lists. The excess purchase price over the amounts allocated to the assets is recorded as goodwill. All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

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

Other Intangible Assets
-----------------------

Other purchased intangibles consisting of trademarks and customer list, purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives. (The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

Investments in Marketable Securities
------------------------------------

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

Investments in Investee
-----------------------

The Company accounts for all investments in investees under the cost method of accounting when such investment ownership is less than 20%. The Company accounts for investments in investees under the equity method of accounting when the Company owns more than 20% of the entity, but less than majority owned and not otherwise controlled by the Company.

For the years ended June 30, 2004 and 2003 the Company's investments were accounted for under the cost method of accounting. For the year ended June 30, 2002, the Company's investments were accounted for under the equity method of accounting.

Advances Payable
----------------

Advances payable are cash advances on inventory consigned to a third party for sale by the third party at a later date at which time the advance will be deducted from the proceeds.

Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2004 and 2003 because of the relative short maturity of these instruments. The carrying value of notes receivable, demand notes payable to bank and loans payable approximated fair value at June 30, 2004 and 2003 based upon quoted market prices for the same or similar instruments.

Stock-Based Compensation
------------------------

The Company accounts for stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which allows companies an option to either record compensation expense based on the fair value of stock options granted, as determined by using an option valuation model, or to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options and other stock-based employee awards. Because the Company has elected this treatment, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," ("SFAS No. 148") require disclosure of pro forma information which provides the effects on net income (loss) and net income
(loss) per share as if the Company had accounted for its employee stock awards under the fair value method prescribed by SFAS 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1) Description of Business and Summary of Significant Accounting Policies (continued)

Stock-Based Compensation (continued)
------------------------------------


                                                                             June 30,
                                                         ------------------------------------------------
                                                             2004              2003              2002

Net income (loss) as reported                            $    29,366         $  2,823         $  (13,177)

Deduct:

Total stock-based employee
  compensation expense determined
  under fair value based method
  for all awards, net of related
  tax effects                                                 (2,214)          (1,333)            (1,998)
                                                         -----------         --------         ----------
Pro forma net income (loss)                              $    27,152         $  1,490         $  (15,175)
                                                         ===========         ========         ==========

Net income (loss) per share:
Basic earnings (loss) per share - as
reported                                                 $      1.22         $    .22         $    (1.06)
                                                         ===========         ========         ==========

Basic earnings (loss) per share - proforma               $      1.13         $    .12         $    (1.22)
                                                         ===========         ========         ==========

Net income (loss) per share:
Diluted earnings (loss) per share - as
reported                                                 $      1.14         $    .22         $    (1.06)
                                                         ===========         ========         ==========

Diluted earnings (loss) per share -
proforma                                                 $      1.05         $    .12         $    (1.22)
                                                         ===========         ========         ==========


The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively; risk-free interest rates of 4.0%, 5.0% and 5.1%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 76%; and weighted-average expected life of the option of five years for 2004, 2003 and 2002. There was no compensation expense recorded from employee stock options for the years ended June 30, 2004, 2003 and 2002.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services".

Advertising Costs
-----------------

Advertising and catalogue costs are included in marketing costs and are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs. Such expenses for the years ended June 30, 2004, 2003 and 2002 were approximately $3,037, $1,166 and $1,370, respectively.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1) Description of Business and Summary of Significant Accounting Policies (continued)

Income Taxes (continued)
------------------------

Realization of a deferred tax asset is dependent on generating future taxable income. During the fiscal years ended June 30, 2002 and 2003 the Company provided a valuation allowance against deferred tax assets since we believed at the time that enough uncertainty existed regarding the realizability of our deferred tax assets. However, because of the current and expected future results of the Company, we have concluded that a certain portion of the valuation allowance against the deferred tax assets is no longer necessary, and have accordingly reduced the allowance against the provision for taxes in the fiscal year ended June 30, 2004, as further discussed in Note 9.

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

The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:


                                                       2004              2003            2002
                                                     --------          --------        --------
Years ended June 30,
Numerator:
           Net Income (Loss)                         $ 29,366          $  2,823        $(13,177)
                                                     ========          ========        ========

Denominator:
          Weighted average common
          shares outstanding                           23,985            12,739          12,469

Earnings (Loss) per share - Basic                    $   1.22          $   0.22        $  (1.06)
                                                     ========          ========        ========

Denominator:
          Weighted average common
          shares outstanding                           23,985            12,739          12,469

          Common share equivalents
            of outstanding stock options
            and warrants                                1,802                77            --
                                                     --------          --------        --------

          Total Shares                                 25,787            12,816          12,469

Earnings (Loss) per share - Diluted                  $   1.14          $   0.22        $  (1.06)
                                                     ========          ========        ========

Common share equivalents consist of employee stock options using the treasury stock method. For the years ended June 30, 2004 and 2003, 357,000 and 983,000 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company's common stock during the period, and therefore the effect is antidilutive. For the year ended June 30, 2002, all employee stock options were excluded from the computation of diluted net loss per share because the effect would have been antidilutive.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in ThousandsExcept for Per Share Amounts or as noted)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

Comprehensive income (loss)
---------------------------

Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying Consolidated Balance Sheets consist of the net unrealized gains (losses) on securities, net of tax and the impact of unrealized foreign currency translation adjustments.

Segment Information
-------------------

The Company operates principally in one segment consisting of various collectibles. All of the Company's sales and identifiable assets are located in the United States and Europe. For the year ended June 30, 2004, there was one significant customer, Afinsa, which accounted for 48% of the revenue for that year. There was one major customer other than Afinsa, for the year ended June 30, 2003, which accounted for 12% of the revenue for that year.

Major customers are those that accounted for more than 10% of revenues.

New Accounting Pronouncements
-----------------------------

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" ("SAB No. 104"), which codifies, revises and rescinds certain sections of SAB No. 101, "Revenue Recognition", in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"), which addresses consolidation by business enterprises of variable interest entities ("VIEs"). FIN No.46 is applicable immediately for VIEs created after January 31, 2003 and are effective for reporting periods ending after December 15, 2003, for VIEs created prior to February 1, 2003. In December 2003, the FASB published a revision to FIN 46 ("FIN 46R") to clarify some of the provisions of the interpretation and to defer the effective date of implementation for certain entities. Under the guidance of FIN 46R, public companies that have interests in VIE's that are commonly referred to as special purpose entities are required to apply the provisions of FIN 46R for periods ending after December 15, 2003. A public company that does not have any interests in special purpose entities but does have a variable interest in a VIE created before February 1, 2003, must apply the provisions of FIN 46R by the end of the first interim or annual reporting period ending after March 14, 2004. The Company adopted FIN 46 and FIN 46R during the year ended June 30, 2004. The adoption of FIN 46 had no impact on the financial condition or results of operations since the Company does not have investments in VIE's.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in ThousandsExcept for Per Share Amounts or as noted)


(2)   Acquisitions

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

Tangible and intangible assets acquired:

Current assets.............................................  $3,164
Property and equipment, net................................     642
Goodwill...................................................   4,287
                                                             ------
Total tangible and intangible assets acquired....            $8,093
                                                             ======
Less liabilities assumed:

Current liabilities........................................   2,089
Non-Current liabilities....................................       -
                                                             -------

Total liabilities assumed..................................  $2,089
                                                             ======

Total purchase price.......................................  $6,004
                                                             ======

In addition the Company incurred acquisition costs of $1,100 which increased the goodwill total for this acquisition to $5,387.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in ThousandsExcept for Per Share Amounts or as noted)


(2)   Acquisitions (continued)

The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of the subsidiaries had occurred as of July 1, 2001, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect the results of operations had those companies been operated as part of the Company since July 1, 2001.


                                      (Unaudited)
                                 Years Ended June 30,
                                 2004        2003       2002
                            -----------------------------------

Net revenues                 $ 213,779   $ 107,636   $  87,111
Net income  (loss)              28,913       2,491     (12,785)

Basic earnings (loss) per
share - Proforma                  1.17        0.15       (0.79)
Diluted earnings (loss) per
share - Proforma                  1.09        0.15       (0.79)

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

Subscription Agreement

Pursuant to the subscription agreement, the Company issued to Auctentia 2,826,456 shares of its common stock for a purchase price equal to the Euro equivalent of $5,000 based on the Euro/US dollar exchange rate as of the close of business on the business day immediately preceding the closing date. The proceeds received by the Company pursuant to the subscription agreement were used to purchase inventory, fund auction advances and for other working capital purposes of CdC.

Prior to the consummation of these transactions, Auctentia and Afinsa collectively owned approximately 43% of the Company's common stock. As a result of the transactions, Auctentia and Afinsa increased their ownership to 72% of the Company's outstanding common stock. The percentage of outstanding common stock owned by Auctentia and Afinsa decreased to 69% as of June 30, 2004 as a result of the exercise of employee stock options during the year.

The financial results of the above transactions are included in the Company's consolidated financial statements from and after September 8, 2003.

In addition, Greg Manning Auctions, Inc. and CdC are parties to separate agreements with Afinsa, each dated August 1, 2003, pursuant to which GMAI and CdC have agreed to act as exclusive suppliers of collectibles for Afinsa, on a worldwide basis. See Note 1.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in ThousandsExcept for Per Share Amounts or as noted)


(2)   Acquisitions (continued)

Tangible and intangible assets acquired:

Current assets............................................  $   93
Property and equipment, net...............................      50
Intangible Assets.........................................     450
Goodwill..................................................     500
                                                            ------
Total tangible and intangible assets acquired,
purchase price.                                             $1,093
                                                            ======

      Bowers and Merena Galleries, Kingswood Coin Auctions and Superior Sports Auctions

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

Pursuant to an Asset Purchase Agreement, dated February 19, 2004 (the "Asset Purchase Agreement"), by and between Spectrum and CUI, Spectrum acquired certain business assets, consisting primarily of trade names and other intangible assets and furniture and equipment but excluding accounts receivable and inventory, for an aggregate purchase price of $2,510. Pursuant to the Asset Purchase Agreement, $1,025 of the purchase price was paid at the closing, and the balance is to be paid in installments over the next 12 months. Payment of those installments has been guaranteed by GMAI. As of June 30, 2004 the remaining amount of the purchase price to be paid is $460. Such amount is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

Tangible and intangible assets acquired:

Property and equipment, net...........................   $   150
Intangible Assets.....................................       600
Goodwill..............................................     1,760
                                                         -------

Total tangible and intangible assets acquired,
purchase price.                                          $ 2,510
                                                         =======

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

As of June 30, 2004 and 2003, the allowance for doubtful accounts included in auction receivables was approximately $1,095 and $873, respectively.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in ThousandsExcept for Per Share Amounts or as noted)


(4)   Marketable Securities

Investments in available for sale marketable securities as of June 30, 2004 and 2003 is as follows:

                              Cost       Market     Unrealized
                                         Value      Gain
                                                    (Loss)
                           ----------   ---------  ----------

Common Stock - 2004        $     285    $     186  $     (99)
                           ==========   =========  ==========

Common Stock - 2003        $     285    $      49  $     (236)
                           ==========   =========  ==========

The unrealized loss is classified as a separate component of stockholders' equity, net of tax, as of June 30, 2004 and 2003, respectively. In connection with its ownership of this common stock, the Company was granted stock options for 21,000 shares of common stock under the terms of a nonqualified stock option agreement. The options are exercisable on April 1, 2006 at $5 per share. During the year ended June 30, 2003 the Company sold 20,000 shares for approximately $13, resulting in a pretax loss of marketable securities of approximately $87.

(5)   Inventories

                                      June 30, 2004
                                      -------------
                            Current    Non-Current      Total
                           ----------- -------------  ----------
 Stamps                     $  28,774   $     7,111    $ 35,885
 Coins                         11,555             -      11,555
 Sports Collectibles              484             -         484
 Art                                3           225         228
                           ----------- -------------  ----------
                            $  40,816   $     7,336    $ 48,152
                           =========== =============  ==========

                                      June 30, 2003
                                      -------------
                            Current     Non-current     Total
                           ----------- -------------  ----------
 Stamps                     $   3,389   $      230    $   3,619
 Coins                         11,891            -       11,891
 Sports Collectibles              461          370          831
 Art                               34          250          284
 Other                             96            -           96
                           ----------- ------------- ----------
                            $  15,871   $      850    $  16,721
                           =========== =============  ==========

The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

At June 30, 2004 and 2003, the above inventory amounts reflect net realizable ("LCM") allowances of $1,439 and $1,885, respectively. The reduction in the net realizable ("LCM") allowance was due to the selling of a significant amount of inventory with carrying values that were previously reduced by the allowances.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in ThousandsExcept for Per Share Amounts or as noted)


(6)   Property and Equipment

                                          June             June
                                           30,              30,
                                          2004             2003
                                        --------         --------

Equipment                               $ 5,418          $ 3,285
Furniture and fixtures                    1,310              271
Vehicles                                     84               68
Property under capital leases
(computers and office equipment)            186              186
Leasehold improvements                      534              503
                                        --------         --------
                                          7,532            4,313
Less: accumulated depreciation
and amortization                          5,596            3,569
                                        --------         --------
Net property and equipment               $1,936          $   744
                                        ========         ========

Depreciation and amortization expense for the years ended June 30, 2004, 2003 and 2002 was approximately $746, $435 and $605 respectively.

(7)   Intangible Assets

Goodwill

The changes in the carrying value of goodwill for the years ended June 30, 2003 and June 30, 2004, respectively, are as follows:


      Balance - July 1, 2002            $  1,516
      Net Activity                             -
                                        ---------

          Balance - June 30, 2003       $  1,516
                                        =========


      Balance - July 1, 2003            $  1,516
      Purchased Goodwill - Auctentia       5,387
      Purchased Goodwill - Nutmeg Stamp      500
      Purchased  Goodwill  - Bowers &      1,760
      Merena                                   -
                                        ---------

          Balance - June 30, 2004       $  9,163
                                        =========

Prior to the adoption of SFAS 142 on July 1, 2002, the Company amortized goodwill over its estimated useful life and evaluated goodwill for impairment in conjunction with its other long-lived assets.



(7)   Intangible Assets (continued)

The following table provides comparative disclosure of adjusted net income
(loss) excluding goodwill amortization expense, net of taxes for the periods presented:

     (Dollars in thousands, except per share
data)
                                             For the Years Ended June 30,
                                                2004     2003    2002
------------------------------------------------------------------------
Reported net income (loss)                    $ 29,366    2,823 (13,177)
Add back: Amortization of goodwill                   -       -      523
                                               -------------------------
Adjusted net income (loss)                    $ 29,366    2,823 (12,654)
                                               =========================

BASIC EARNINGS(LOSS) PER COMMON SHARE:
Reported net income (loss)                    $   1.22      .22  (1.06)
Add back: Amortization of goodwill                   -        -    .04
                                               -------------------------
Adjusted net income (loss)                    $    1.22      .22  (1.02)
                                               =========================

DILUTED EARNINGS(LOSS) PER COMMON SHARE:
Reported net income (loss)                    $    1.14      .22  (1.06)
Add back: Amortization of goodwill                    -        -    .04
                                               -------------------------
Adjusted net income (loss)                    $    1.14      .22  (1.02)
                                               =========================

During the year ended June 30, 2002 the Company recorded $3,083 for goodwill impairment. There were no impairment charges for the years ended June 30, 2004 and 2003.

Other Purchased Intangibles
---------------------------

At June 30, 2004 and June 30, 2003, acquired intangible assets were comprised of the following (in thousands):

June 30, 2004
               Estimated
                 Useful        Gross
                 Lives        Carrying     Accumulated    Net Book
                (Years)        Amount      Amortization   Value
------------------------------------------------------------------

Trademarks         5 - 16 $        3,500 $    (2,172) $     1,328
Customer Lists     3 -  5          1,730      (1,160)         570
                            -------------  -----------  ----------
                          $        5,230 $    (3,332) $     1,898
                            =============  ===========  ==========

June 30, 2003
               Estimated
                 Useful         Gross
                 Lives        Carrying     Accumulated    Net Book
                (Years)        Amount      Amortization   Value
------------------------------------------------------------------

Trademarks         16      $       3,000   $  (2,077)   $     923
Customer Lists      5              1,105      (1,085)          20
                            -------------  -----------  ----------
                           $       4,105   $  (3,162)   $     943
                            =============  ===========  ==========

All of the Company's acquired intangible assets are subject to amortization. Amortization expense (exclusive of impairment charges) for acquired intangible assets for the years ended June 30, 2004, 2003 and 2002 were approximately $169, $122 and $288 respectively.

The Company recorded impairment charges for other purchased intangibles of $0, $0 and $1,658 for the years ended June 30, 2004, 2003 and 2002.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

For The Fiscal Years Ended
June 30,                    Amount

2005                       $  297
2006                          297
2007                          278
2008                          272
2009                          202
Thereafter                    552
                            -----
Total                     $ 1,898
                            =====

(8)   Investment in Investee

In March 1999, the Company, along with other investors, formed GMAI-Asia.com, Inc., a Delaware corporation ("GMAI-Asia"), with the intent to expand the Company's philatelic and collectible auction and merchant/dealer businesses into China and South-East Asia through the Internet. The Company's original investment in this investee was approximately $5,300 and the Company maintained an original equity ownership percentage (on an undiluted basis) in GMAI-Asia of 48%. During May 2001, the

Company sold 500,000 shares of its GMAI-Asia common shares, which reduced the Company's investment from 48% to 45%. The Company accounted for this investment under the equity method of accounting.

The Company's accumulated losses for GMAI-Asia at June 30, 2001 were approximately $11,200. The Company's portion of these accumulated losses exceeded its total investment. As a result, the investment in this investee was reduced to $0 at June 30, 2001.

During 2002, the Company increased its investment by $250 by issuing additional GMAI common stock. Since the Company's portion of this entity's accumulated losses continued to exceed its total investment, this amount was recorded in the accompanying Statement of Operations as Loss from Operations of Investee.

During March 2003, the Company sold all of its interest in GMAI-Asia, which it then held, consisting of approximately 8,140,000 shares of GMAI-Asia.com, to Afinsa Bienes Tangibles, S.A. ("Afinsa"), a related party, for $2,035. Such amount is included in the accompanying consolidated Statement of Operations as Gain on Sale of Investee-Related Party (See Note 12).

During May 2003, the Company purchased 2,707,239 shares of GMAI-Asia stock in exchange for 243,718 shares of GMAI common stock valued at approximately $500 (See Note 14). As of June 30, 2003 and 2004, the Company now owns approximately 3% of GMAI-Asia and as such accounts for this investment under the cost method of accounting.

During the year ended June 30, 2004 the Company recorded an impairment charge of its investment in investee of $500 after the Company's review of this investee's financial prospects for the future.

(9)   Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 2004 and 2003 are as follows:

                                                        2004        2003
                                                     ----------- -----------
Current assets and liabilities

             Allowance for doubtful accounts        $       160 $       349
             Inventory valuation reserve                    522         754
             Inventory uniform capitalization               352         479
             Accrued expenses                                 -          32
             Net federal, state operating loss
             carry-forwards                               2,787           -
                                                     ----------- -----------
                                                          3,821       1,614
             Valuation allowance, provision for
             income taxes                                     -      (1,614)
                                                     ----------- -----------
Net current deferred tax asset                      $     3,821 $         -
                                                     =========== ===========

Non-current assets and liabilities
             Goodwill and intangible amortization
             and impairment                         $     1,611 $     2,521
             Depreciation                                   100         128
             Net state operating and capital loss
             carry-forwards                               1,746       7,484
             Investments in equity-method investees         204           -
             Investments in marketable securities            40          67
                                                     ----------- -----------
                                                          3,701      10,200
             Valuation allowance, provision for
             income taxes                                (1,742)     (9,300)
             Valuation allowance, equity                      -        (900)
                                                     ----------- -----------
Net non-current deferred tax asset                  $     1,959 $         -
                                                     =========== ===========

The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets.

During fiscal 2002 the Company believed uncertainty existed regarding the realizability its deferred tax assets, and accordingly established a 100% valuation allowance, based on management's estimates, against all deferred tax assets. As a result of the increase in the valuation allowance during 2002, approximately $3,200 was charged to deferred tax expense in the accompanying Statement of Operations and $900 was applied as reduction of Stockholder's Equity. This reduction of Stockholder's Equity consists of deferred tax assets previously recorded relating to net operating losses generated from to the exercise of employee stock options and cumulative unrealized losses of marketable securities. The portion of the valuation allowance which affected equity and which would not be available to offset future provisions of income tax was stated as "Valuation allowance, equity". Such amounts are further discussed in Note 19. As of June 30, 2003, the Company still maintained a 100% valuation allowance against all deferred tax attributes. Therefore there was no net deferred tax expense (benefit) for 2003.

During fiscal 2004, the Company determined that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. The Company reduced its valuation allowance against these deferred tax assets which were provided for in prior years. However, the Company still believes uncertainty exists regarding the realizability of certain deferred tax assets, and accordingly established a valuation allowance, based on management's estimates, against these specific deferred tax assets.

As a result, the Company recorded a net deferred tax benefit (including the net change in valuation allowance) in the amount of $4,880, which was recorded as a deferred tax benefit in the accompanying Statement of Operations. Additionally, $900 was recorded as an increase to Stockholder's Equity since the original valuation allowance was recorded in Stockholder's Equity as noted above.

During 2002, both the State of New Jersey and California passed tax legislation, which, among other things, requires the suspension of the use of state net operating loss carry-forwards "NOL's" for two years. As a result, there was no utilization of these state NOL's in the provision for state income taxes for the years ended June 30, 2004 and 2003. In order to compensate for the suspension of the state net operating losses, the period of availability has been extended by two years. Recent New Jersey tax legislation will provide for the utilization of a portion of net operating losses for fiscal year 2005 and thereafter, which will reduce the provision for state income taxes in the future.

The provision for (benefit from) income taxes for the years ending June 30 consist of the following:


                                     ----------------------------------
                                       2004         2003        2002
                                     ----------  ----------  ----------

Current tax expense                  $  8,134    $     192   $      -
Deferred tax expense (benefit)          4,292          888     (3,958)
Net Change in valuation allowance      (9,172)        (888)     7,201
                                     ----------  ----------  ----------
                                     $  3,254    $     192   $  3,243
                                     ==========  ==========  ==========

The above is further comprised of
the following:

Current tax expense
    Federal                         $    1,245    $      -    $      -
    State                                2,339         192           -
    Foreign                              4,550           -           -
                                     ----------  ----------  ----------
                                    $    8,134    $    192    $      -
                                     ==========  ==========  ==========

Deferred tax expense (benefit) - net of
change in valuation allowance
    Federal                         $   (4,209)   $      -    $  2,593
    State                                 (671)          -         650
    Foreign                                  -           -           -
                                     ----------  ----------  ----------
                                    $   (4,880)   $      -    $  3,243
                                     ==========  ==========  ==========

The effective tax rate (benefit) varied from the statutory rate as follows:


                                       ----------------------------------
                                          2004        2003       2002
                                       ----------  ----------  ----------

Statutory federal and foreign
income tax rate                             34 %        34 %      (34) %
State income taxes, net of federal
benefit                                      5           4         (6)
Certain non-deductible expenses              1           -          5
Tax benefit included in current tax
provision derived from Gain on sale
of equity method investee resulting
in income tax capital loss                   -         (30)         -
Change in valuation allowance              (28)          -         70
Other                                       (2)         (2)        (2)
                                     ----------  ----------  ----------
                                            10 %         6 %       33 %
                                     ==========  ==========  ==========

Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

The Company has remaining available federal net operating loss carry forwards of approximately $5,600 expiring at various times beginning the fiscal years ending 2019 through fiscal year ended 2022. The future utilization of these net operating loss carry forwards may be significantly limited in under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

As a result of an increase in stock ownership of the Company by Afinsa (a related party), as discussed in Note 2, the Company was deemed to have a change of ownership for federal income tax purposes. As a result there was a limitation on the amount of federal net operating loss carry forwards that could be used in the current year to offset federal taxable income. The current tax expense was reduced by approximately $4,000 as a result of utilizing the available federal net operating loss carry forwards after this limitation.

The Company has remaining available net operating loss carry forwards for state tax purposes of approximately $18,000 expiring at various times beginning in the fiscal years ending 2008 through 2012.

(10)  Debt

Demand Notes Payable and Capital Leases
---------------------------------------
                                                       2004          2003

On May 27, 2004, the Company entered into an
agreement with PNC Bank for a line of credit
not to exceed $10,000. Available borrowings
are based on certain limitations as further
defined in the agreement, and are reduced by
any outstanding letters of credit. The loan
is collaterized by accounts receivable,
consignor advances and inventory. Borrowings
under the line bear interest at the "prime"
rate; provided that the Company has the
right, subject to certain conditions, to
borrow at a rate equal to LIBOR plus 2.5% per
annum. The credit line expires on May 27,
2005. The agreement contains certain
financial covenants; which include a limit on
total debt and capital expenditures; debt to
earnings before depreciation and
amortization, interest, and taxes; fixed
charge coverage; and minimum liquidity; as
further defined in the debt agreement.         $      6,000  $          -

On April 17, 2003, the Company entered into a
revolving credit agreement with Banco
Santander Central Hispano, S.A., providing
for a credit facility of up to $2,500.
Borrowings under this facility bear interest
at a rate of prime plus .25% per annum. The
Company's obligations under the agreement
have been guaranteed by Afinsa. The agreement
contains other financial agreements and
covenants, including the requirement that
Auctentia maintain at least 43% of all of the
authorized issued and outstanding shares of
voting stock of the Company. As extended, the
facility expires on April 12, 2005.                   2,500         2,500
                                               ------------- -------------
Total Demand Notes Payable - Bank              $      8,500  $      2,500
                                               ============= =============

The Company obtained a secured loan from a
privately held capital coin fund which
expires June 30, 2005. This loan is
collateralized by certain inventories and
bears interest at a rate of 10% per annum.     $      4,000  $      4,300

The Company previously had a note payable
collateralized by specific coin inventory
with an interest rate of 9% with quarterly
payments of $500 commencing April 2002 until
the loan was repaid in August 2003.                       -           125

Other                                                    90           140
                                               ------------- -------------
Total Notes Payable and Capital Leases                4,090         4,565

Less: current portion                                 4,090         4,522
                                               ------------- -------------

Notes Payable and Capital Leases -             $          -  $         43
Long-term Portion                              ============= =============

(11)  Leases

The Company conducts its business on premises leased in various locations under leases that expire through the year 2009. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under non-cancelable leases in effect at June 30, 2004 are set forth below:

                                  Operating    Capital   Total
                                ----------------------------------
           2005                            927      39        966
           2006                            633       -        633
           2007                            275       -        275
           2008                            250       -        250
           2009                             97       -         97
                                ----------------------------------
           Total future minimum lease
           payments                     $2,182     $39     $2,221

Rent expense was approximately $1,041, $571 and $547 for 2004, 2003 and 2002, respectively.

Interest expense associated with these capital leases was approximately $11, $25 and $25 for fiscal years 2004, 2003 and 2002, respectively.

(12)  Related-party Transactions

Afinsa and Auctentia
--------------------

At June 30, 2004 and 2003, Afinsa and Auctentia collectively beneficially owned approximately 69% and 43%, respectively, of the Company's outstanding common stock. Esteban Perez, Chairman of the Board of Directors of the Company, is Chairman of the Board of Directors and Chief Executive Officer of Auctentia. Carlos de Figueiredo, the First Vice Chairman of the Board of the Company, is also director of Afinsa and an immediate family member of a 50% stockholder of common stock of Afinsa. Emilio Ballester, a director of the Company is the Global Strategic Investment Officer of Afinsa. Ramon Egurbide, CEO of European Operations for the Company, is Managing Director of Auctentia.

On September 8, 2003, the Company consummated three transactions with Auctentia (see Note 2). In addition, In August 2003, GMAI and CdC entered into separate supply agreements with Afinsa, pursuant to which GMAI and CdC act as exclusive suppliers of collectibles for Afinsa on a worldwide basis (see Note 1).

Under an agreement dated March 15, 2003, GMAI sold all of its then-outstanding interest in GMAI-Asia to Afinsa for $2,035, consisting of 8,140,000 shares of GMAI-Asia.com common stock. The proceeds from the sale were used to pay off all amounts outstanding under GMAI's revolving line of credit with Afinsa. Such amount is included in the accompanying Consolidated Statement of Operations as Gain on sale of investee (see Note 8).

On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. The agreement has been guaranteed by Afinsa and requires that Auctentia maintain ownership of at least 43% of all of authorized, issued and outstanding shares of voting stock of the Company (see
Note 10).

At June 30, 2004 and 2003, Afinsa had outstanding accounts receivable balances of approximately $27,674 and $4,588, respectively, and such amounts are included in the accompanying Consolidated Balance Sheets as Accounts Receivable-related party. During the years ended June 30, 2004 and 2003, sales to Afinsa were approximately $102,215 and $7,654, respectively, and are included in the accompanying Consolidated Statements of Operations as Sales of Inventory - Related Party. The Company purchased stamp inventory from Afinsa in 2003, which approximated $285.

At June 30, 2004 Afinsa had advanced $3,467 to the Company for the purchase of product relating to the supply contracts referred to above. Such amount is included in the accompanying Consolidated Balance Sheet as Advances Payable - related party.

During the year ended June 30, 2004, the Company granted options to certain employees of Afinsa for services. Such amounts were recorded at fair value, which amounted to $130. Also during the year ended June 30, 2004, Afinsa granted stock that they owned in the Company to certain employees of the Company. The Company recorded the stock granted to these employees at fair value which amounted to $100 in accordance with Accounting Interpretations of APB Opinion No. 25 ("AIN-APB 25") which requires stock awards granted by a principal stockholder to employees of a Company to be recorded at fair value.

The Company leases office space from Afinsa in Madrid, Spain, of approximately 2,700 square feet at an annual rental of approximately $139,000. The lease is for a five-year term commencing September 8, 2003.

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

During the years ended June 30, 2004, 2003 and 2002, the Company paid Mr. Manning approximately $0, $0 and $32, respectively, of debt guarantee fees.

Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. In relation to Kramer, Levin, Naftalis & Frankel, expenditures for services rendered were approximately $401, $688 and $308 respectively of which approximately $177, $223 and $306, was charged to operations for the years ended June 2004, 2003 and 2002. In relation to Micro Strategies, expenditures for services rendered were approximately $271, $169 and $281, respectively, of which approximately $180, $166 and $239 was charged to operations for the years ended June 2004, 2003 and 2002.

(13)  Commitments and Contingencies

As part of the purchase of the Bowers and Merena Galleries, Kingswood Coin Auctions and Superior Sports Auctions (see Note 2), the Company is required to pay additional amounts for a period of time through 2006 if certain milestones are met. In the event, during each of the two (2) twelve (12) month periods subsequent to the acquisition date (which was February 19, 2004) that aggregate sales for these entities exceed a certain amount as further defined in the agreement, the Company will be obligated to pay a stated percentage above the aggregate sales threshold. As of June 30, 2004 such milestones were not met and as such there was no additional payments or accruals for the potential future payments.

As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. (now known as Ivy & Manning Philatelic Auctions, Inc.) ("Ivy") in 1993, the Company is required to pay additional amounts for a period of time through 2009 based on the financial performance of Ivy. These additional amounts were approximately $27, $18 and $19 for the years ended June 30, 2004, 2003 and 2002, respectively. For the years ended June 30, 2004 and 2003 the payments were charged to operating expenses, and for the year ended 2002 and prior the amounts were accounted for as an increase to goodwill.

 (14)       Stockholders' Equity

Preferred Stock
---------------

The Company's Certificate of Incorporation authorizes a total of 10 million shares of preferred stock.

Common Stock
------------

The Company's Certificate of Incorporation authorizes a total of 40 million shares of common stock.

Private Placement and Other Equity Transactions
-----------------------------------------------

In late January and early February 2000, GMAI issued in a private placement to The Tail Wind Fund Ltd. ("Tail Wind"), LBI Group Inc., and Lombard Odier & Cie an aggregate of 750,000 shares of the Company's common stock for approximately $11,273, net of expenses. In connection with this transaction, warrants to acquire 142,500 shares of the Company's common stock were issued to these investors and their advisors. Thereafter, on May 14, 2001, the Company entered into an agreement with these investors, which amended certain provisions of the original purchase agreement. Under the amendment, the investors waived rights to receive additional stock of the Company pursuant to the terms of the original agreement (which they had received as anti-dilution protection) in exchange for the issuance to the investors of an aggregate of 627,500 shares of the Company's common stock, par value $.01 per share, and subject to certain other conditions. The warrants to acquire 142,500 shares were also cancelled. In addition, on that same date, the Company entered into a purchase agreement (the "Purchase Agreement") with Tail Wind pursuant to which the Company sold an aggregate of 500,000 shares of common stock of GMAI-Asia, par value $1.00 per share, owned by it to such investor.

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

On May 20, 2003, the Company issued to Tail Wind 243,239 shares of stock of the Company in exchange for 2,707,718 shares of stock of GMAI-Asia.com, Inc. owned by Tail Wind. This transaction was entered into in accordance with the Purchase Agreement. The shares of stock of the Company were valued at $2.06 per share in accordance with the terms of the Purchase Agreement (see Note 8). The shares of stock of the Company issued to Tail Wind are subject to certain registration rights under the Purchase Agreement and a Registration Rights Agreement between the Company and Tail Wind, among others, dated as of January 25, 2000.

On September 8, 2003, the Company consummated three transactions with Auctentia, pursuant to which the Company issued an aggregate of 13 million shares of its common stock. See Notes 2 and 12. Auctentia has the right to cause these securities to be registered under the Securities Act of 1933, as amended, subject to certain conditions.

Common Stock Repurchases
------------------------

Pursuant to its Repurchase Plan, the Company repurchased 99,900 shares of its common stock on the open market for $1,333 during the year ended June 20, 2000, and 268,100 shares for approximately $1,215 during the year ended June 30, 2001. There were no common stock purchases for the years ended June 30, 2004, 2003 and 2002.

Stock Option Plan
-----------------

In 1997, GMAI's, board of directors adopted and GMAI's shareholders approved the 1997 Stock Incentive Plan, as amended (the "1997 plan"). Awards under the 1997 plan may be made in the form of (1) incentive stock options, (2) non-qualified stock options, (3) stock appreciation rights, (4) restricted stock, (5) restricted stock units, (6) dividend equivalent rights and (7) other stock-based awards. Awards may be made to such directors, officers and other employees of GMAI and its subsidiaries (including employees who are directors and prospective employees who become employees), and to such consultants to GMAI and its subsidiaries, as the stock option committee of GMAI's board of directors in its discretion selects. As a result of subsequent amendments adopted by GMAI's board of directors and approved by GMAI's shareholders, the aggregate number authorized to be issued under the plan is currently 5,000,000 in the aggregate. The 1997 Plan allows the Company to grant to an individual in any given year options representing an aggregate of 500,000 shares of common stock. The option exercise price is determined by the stock option committee in its sole discretion; provided, however, that generally, the exercise price of an option shall be not be less than the fair market value (as defined) of a share of common stock on the date of grant. Options granted have a maximum ten-year term and, unless otherwise determined by the stock option committee, vest in substantially equal installments over a four-year period. All options granted through June 30, 2004 have been granted with exercise price equal to market value on the date of grant.

The following table summarizes information about options outstanding and exercisable as of June 30, 2002, 2003 and 2004:

                            2002                2003                   2004
                    -------------------    ------------------  -----------------
                               Weighted              Weighted           Weighted
                               Average               Average            Average
                               Exercise              Exercise           Exercise
                    Options    Price      Options    Price     Options  Price
                    -------------------   -------------------  -----------------
Outstanding -
beginning           1,548,000    10.19     2,509,750    6.92   2,705,500  2.06
Granted through       928,000     1.87     1,901,875    1.95   1,122,500  7.58
stock option plan
Granted outside of    145,000     1.77             -       -           -     -
stock option plan
Exercised                   -        0      (102,500)   1.38  (1,298,623) 2.19
Forfeited            (111,250)    8.70    (1,603,625)   6.83     (83,812) 3.08
                     ---------            -----------          ---------
Outstanding -
end of year         2,509,750     6.92     2,705,500    2.06   2,445,565  6.19
                    ==========            ===========          =========
Exercisable -
end of year       1,048,250       9.68     1,179,563    2.14   1,201,440  7.57
                  =========               ===========          =========

The weighted average fair value of options granted during 2002, 2003 and 2004 was $1.87, $1.95 and $7.58, respectively.

            Following is a summary of the status of stock options outstanding at June 30, 2004:


------------------------------------------------    -------------------
              Options Outstanding                        Options
                                                       Exercisable
------------------------------------------------    -------------------
                               Weighted
                                Average
                               Remaining
   Exercise Price    Number                 Weighted      Number     Weighted
      Ranges          of                     Average        of        Average
                    Shares     Contractual  Exercise      Shares     Exercise
   From      To   Outstanding     Life       Price     Exercisable     Price
--------------------------------------------------    --------------------------

    $1.00   $5.00  1,669,650       8.5      $2.58          734,525     $2.60
     5.01   10.00    117,415       9.0       8.24           27,165      7.30
    10.01   25.00    658,500       7.8      15.10          439,750     15.89
                   ----------                          -----------
                   2,445,565                             1,201,440
                   ==========                          ===========

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

 (15)       Significant Agreements

Employment Agreements
---------------------

The Company is a party to an employment agreement with Mr. Greg Manning, as amended, which provides for his services as President and Chief Executive Officer. Under the most recent amendment, which is effective July 1, 2002 and terminates on June 30, 2005, Mr. Manning is entitled to receive an annual salary of $400 beginning July 1, 2002, $450 beginning July 1, 2003 and $500 beginning July 1, 2004, plus an annual cash bonus equal to 10% of the Company's pre-tax income (as defined in the agreement), but not to exceed $750.

On February 4, 2003, Mr. Manning was granted an additional 225,000 stock options, exercisable at $2.00 per share and vesting 50% on the date of grant and 25% on each of the first and second anniversaries of the date of grant.

The Company has entered into an employment agreement with Mr. Larry Crawford to serve as Chief Financial Officer, effective April 23, 2001. The agreement provides for a salary of $150 per annum, plus a quarterly bonus of $12 in the event the Company's pre-tax income (as defined) equals or exceeds $50. In October 2002, the Company entered into an amendment to the employment agreement with Mr. Crawford, which extended the term through June 30, 2006. Mr. Crawford's base salary will increase to $160 on May 1, 2003; to $175 on May 1, 2004; and to $190 on May 1, 2005. Mr. Crawford was also granted an additional 75,000 stock options on October 23, 2002 at an exercise price of $1.35 per share, the fair market value on the date of grant. These options vest 33 1/3 % on the date of grant and 33 1/3% on each of the first and second anniversaries of the date of grant.

Mr. Greg Roberts has entered into an employment agreement providing for his services as President of Spectrum, which was to terminate on February 18, 2005. The agreement provides for a salary of $300 per annum, increasing to $400 per annum effective February 18, 2004. In June 2002, the Company entered into an amendment to the employment agreement with Mr. Roberts. Under the terms of the amendment, the employment term has been extended for an additional three years, to February 18, 2008; Mr. Roberts is entitled to receive a salary of $500 for the sixth year, $550 for the seventh year, and $600 for the eighth year; and Mr. Roberts was granted an additional 500,000 stock options, which were exercisable at $2.00 per share and vested over four years. Mr. Roberts also received a loan in the amount of $600 the repayment of which can be forgiven under certain circumstances.

(16) Geographic Information

Geographic revenues based on customer location were as follows:

                                June 30,
                            2004      2003
                          --------  --------

United States             $ 96,868   $ 93,537
Spain                      110,630      7,654
Asia Pacific                 1,552          -
Other Europe                 3,840          -
                          --------   --------
                          $212,890   $101,191
                          ========   ========


Net property, plant and equipment by geographic area was as follows:

                                June 30,
                            2004      2003
                          ---------  ---------

United States             $    861   $    744
Spain                          950          -
Other Europe                   125          -
                         ---------  ---------

                          $  1,936   $    744
                         =========  =========


(17)  Retirement Plans

The Company maintains an employee savings plan for United States employees under the Internal Revenue Code Section 401(k). Employees are eligible to participate in the plan after one complete calendar month of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees contributions to a maximum annual contribution of $500 per employee. The Company's total contribution was approximately $10, $12 and $13 for the years ended June 30, 2004, 2003 and 2002, respectively.

(18)  Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

                                Years Ended
                                 June 30,
                              (In Thousands)
                                                  2004      2003      2002
                                                --------  --------  --------

 Interest paid                                  $   937   $   855   $  837

Income taxes paid                                   399         -        -

Summary of significant non-cash transactions:

Common stock issued for inventory                10,118         -        -
Common stock issued for acquisition of
Auctentia subsidiaries                            6,004         -        -
Issuance of shares related to the acquisition
of GMD                                                -         -      209
Sale of investee to a related party and
reduction of demand notes payable                     -     2,035        -
Common stock issued in connection with
investment in investee                                -       500        -
 Options issued relating to professional
services                                              -         -      256

(19) Significant Fourth Quarter Adjustments - Special Charges and Asset Impairments (Fiscal 2002)

As a result of unfavorable economic conditions and changes in the collectibles marketplace/industry, the Company during the fourth quarter of 2002, performed impairment assessments of goodwill and other purchased intangibles. As a result of significant losses in the fourth quarter, the Company assessed future discounted cash flows and recorded a impairment pre-tax charge of approximately $4.7 million or $0.38 per share - diluted for the year ended June 30, 2002 which is reflected in Operating Expenses in the accompanying Consolidated Statements of Operations.

Furthermore, as part of the plan, the Company as a result of an analysis of inventory, adjusted the inventory cost value to reflect management's estimate of net realizable value, recorded a pre-tax charge of $1.4 million or $0.11 per share for the year ended June 30, 2002 which is reflected in Cost of Merchandise in the accompanying Consolidated Statements of Operations.

As a result of significant losses in the fourth quarter of fiscal 2002 and cumulative losses in previous years, the Company has reevaluated its ability to realize the future benefit of its net deferred tax assets held in light of the historical operating losses. Accordingly, the Company recorded a valuation allowance against its deferred tax assets of approximately $3.2 million or $0.26 per share for the year ended June 30, 2002 which is recorded in the Provision for income taxes in the accompanying Consolidated Statements of Operations.

There were no significant fourth quarter adjustments of special or impairment charges for 2004 and 2003.

(20)     Selected Quarterly Financial Data (unaudited)


                                                           2004
                                -----------------------------------------------------------
                                     1st        2nd         3rd         4th       Total
                                   Quarter    Quarter     Quarter     Quarter
                                -----------------------------------------------------------

 Net Revenues                        $34,487    $53,215     $64,505     $60,683   $212,890


 Gross Profit                          7,462     13,392      17,001      23,636     61,491


 Income from operations                3,041      7,187       8,947      14,632     33,807


 Net Income                            2,458      4,058       6,519      16,331     29,366


 Earnings per share, basic              0.15       0.15        0.25        0.60       1.22

 Earnings per share, diluted            0.14       0.14        0.23        0.57       1.14


                                                           2003
                                -----------------------------------------------------------
                                     1st        2nd         3rd         4th       Total
                                   Quarter    Quarter     Quarter     Quarter
                                -----------------------------------------------------------

 Net Revenues                        $25,415    $19,354     $26,595     $29,827   $101,191


 Gross Profit                          2,618      2,281       3,209       6,411     14,519


 Income (Loss) from operations         (176)      (768)         201       2,512      1,769


 Net Income (Loss)                     (339)      (970)       2,071       2,061      2,823

 Earnings (Loss) per share, basic     (0.03)     (0.08)        0.16        0.17       0.22
 Earnings (Loss) per share, diluted   (0.03)     (0.08)        0.16        0.17       0.22


(21) Other Major Customers (Excluding Afinsa)

The Company had one major customer that accounted for approximately 12% of total revenue for the year ended June 30, 2003 and approximately 5% of accounts receivable at June 30, 2003. Such customer has certain supply and sales agreements with the Company. Major customers (other than Afinsa) are those that accounted for more than 10% of sales. The Company did not have any major customers for the years ended June 30, 2002.

(22)  Subsequent Event

On July 30, 2004, GMAI acquired certain of the business assets (consisting primarily of other intangible assets), of H.R. Harmer, LLC, for an aggregate purchase price of $351, all of which was paid at closing. The business will be operated though a newly formed subsidiary, H.R. Harmer, Inc.

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

The Company carries out a variety of on-going procedures, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Company's Chief Financial Officer, to evaluate the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2004.

There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    OTHER INFORMATION

Not applicable.

                                    PART III
                                    --------

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS

Board of Directors

Esteban Perez, age 62, has been a director of GMAI since January 2001 and Chairman of the Board of Directors since December 12, 2002. Mr. Perez was Chairman of Tubacex S.A., a listed company in the Spanish Stock Exchange, from which he departed in 1993, and now is Chairman of Auctentia, S.A. Mr. Perez is also Director of the Board of Finarte Espana, an art auction house in Madrid. For the past five years, Mr. Perez has represented Afinsa Bienes Tangibles, S.A as member of the Board of Trustees and the Art Committee in the Guggenheim Museum of Bilbao. He is currently Vice-Chairman of International Auctioneers, a strategic alliance of leading art auction houses. Mr. Perez is graduated in Economics and Laws by the Deusto University.

Greg Manning, age 58, was Chairman of the Board of the Company since its inception in 1981 through December 2002, and has served as the Company's Chief Executive Officer since December 8, 1992. Mr. Manning was the Company's President from 1981 until August 12, 1993 and from March 8, 1995 to the present. Mr. Manning also has been Chairman of the Board and President of Collectibles Realty Management, Inc. since its inception, which he founded as "Greg Manning Company, Inc." in 1961.

Carlos de Figueiredo, age 38, was appointed a director and Second Vice Chairman of the Company on September 24, 2003. Until recently he was General Manager of Filafinsa, the philatelic division of Afinsa Bienes Tangibles, S.A, and since 2002 was Administrator of Auctentia. Mr. de Figueiredo has a B.S. in Theoretical Physics from Universidad Complutense, Madrid, and an MBA from Instituto de Empresa, also in Madrid.

Emilio Ballester, age 58, was appointed director of the Company on July 20, 2004. From 1996 to the present he has served as Global Strategic Investment Officer for Afinsa Bienes Tangibles, S.A. Prior to that he practiced as an economist, financial consultant and tax advisor. Mr. Ballester is graduated from the Universidad Complutense de Madrid in Business Studies and Economics, and also has a degree in Management and Administration of Property Developers from the Instituto de Empresa, Madrid, and a degree in gemology from the Escuela Superior de Ingenieros de Minas, Oviedo. Mr. Ballester lectures on taxation, financial accounting and business management issues at colleges and organizations throughout Spain.

Anthony L. Bongiovanni, Jr., age 46, is President of Micro Strategies, Incorporated, a leading developer and supplier of microcomputer based business applications throughout the New York, New Jersey and Pennsylvania areas, which he founded in 1983. Mr. Bongiovanni has a B.S. in mechanical engineering from Rensellaer Polytechnical Institute.

James M. Davin, age 58, a director since February 2000, has since 1993 been President of Davin Capital Corporation, a private investment company and Davin Capital, L.P., a private investment partnership. Mr. Davin is also a former member of the Advisory Board of the Georgetown University School of Business, from which he graduated in 1967. Mr. Davin's investment career started in 1969 at First Boston, from which he departed in 1988 as Managing Director to join Drexel Burnham Lambert Group, Inc. in 1990. Mr. Davin left Drexel as Executive Vice President, Senior Trading Official, a position mandated by the SEC under the company's agreement with the US District Attorney's office, after which he joined Lehman Brothers. Mr. Davin departed Lehman Brothers in 1993 as Managing Director to serve as Vice Chairman of Craig Drill Capital, a private investment fund in New York. Mr. Davin has been an active member of the National Association of Securities Dealers, for which he was Chairman and Vice Chairman of Governors in 1987 as well as a board member from 1985 until 1988.

Jose Miguel Herrero, age 49, was appointed as a director of the Company on September 24, 2003. In 2001 he founded and thereafter served as managing partner of High Ground, a corporate finance firm focused on technology and innovation. In 1996 he founded and through 2000 served as CEO of LaNetro, S.A., an internet company based in Spain. Prior to that he served as managing partner of Berinor Associates. Mr. Herrero received his B.S. in Electrical Engineering and Computer Science and M.S. in Electrical Engineering from Santa Clara University, California, and obtained an M.B.A. in Finance and International Operations from U.C. Berkeley. Mr. Herrero holds board positions in several companies, and is a member of the "Circulo de Empresarios", a prominant think tank in Spain, and is a member of its committee on Corporate Governance.

Greg Roberts, age 42, a director since February 2000, has been the President of Spectrum Numismatics since the early 1990s, following nine years with Hannes Tulving in Newport Beach, CA. He has spent the last 24 years honing his skills to such an extent that he was able to successfully purchase such rare coins as the King of Siam proof set, the 1861 Pacquet Liberty Gold Coins-$1MM, and the Eliasberg-Stickney 1804 Silver Dollar-$1.8MM. He is also a lifetime member of the Professional Numismatics Guild.

Scott S. Rosenblum, age 54, has been a director of the Company since December 1992. Mr. Rosenblum has been a partner since 1991 in the law firm of Kramer Levin Naftalis & Frankel LLP, currently serves on the firm's Executive Committee and as Chairman of the Corporate Department, and previously served (1993 through 2000) as the firm's Managing Partner. Mr. Rosenblum received his A.B. from Dartmouth College and his J.D. from the University of Pennsylvania.

Mark B. Segall, age 42, a director since December 1999, is currently Chairman and CEO of Kidron Corporate Advisors, LLC, which provides corporate consulting services. Until July 2003, he was Chief Executive Officer of Investec Inc., the U.S. Investment Banking arm of The Investec Group. Mr. Segall was a partner at Kramer Levin Naftalis & Frankel LLP, a New York law firm, from 1995 through 1999. Mr. Segall serves on Board of Directors of Siliconix incorporated, Integrated Asset Management, and Trident Rowan Group, Inc.

Executive Officers

Ramon Egurbide, age 62, is CEO of GMAI, European Operations, which includes all the Company's European subsidiaries (Corinphila in Switzerland, The Kohler Companies in Germany and Central de Compras and Auctentia Subastas/Afinsa Auctions in Spain). Mr. Egurbide is graduated in Engineering by Bilbao University, and served as CFO of Tubacex, S.A., a listed company in the Spanish Stock Exchange, from which he departed in 1993. Since that time, he has been CFO in Afinsa Bienes Tangibles, S.A., and CEO of Auctentia, S.L., as well as Sole Administrator of several companies within The Afinsa Group.

Larry Crawford, age 56, has been Chief Financial Officer and Executive Vice President since April 23, 2001. Mr. Crawford served as Chief Financial Officer of Arzee Holdings, Inc. from 1996 to 2001 and as Vice President of Finance and Chief Financial Officer of Talon, Inc., a subsidiary of Coats Viyella plc from 1987 to 1996. Mr. Crawford is a certified public accountant and received his B.A. from Pennsylvania State University and his M.B.A. from the Lubin School of Business of Pace University.

Carol Meltzer, age 45, has served provided legal services to the Company since 1995. She previously practiced law at Stroock & Stroock & Lavan LLP and Kramer Levin Naftalis & Frankel LLP. She received her J.D. degree from the University of Michigan.

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

Esteban Perez, Scott S. Rosenblum and Anthony L. Bongiovanni have been elected, and Emilio Ballester has been appointed, to serve until the 2006 annual meeting of stockholders. Gregory N. Roberts and Mark B. Segall have been elected, and Jose Miguel Herrero has been appointed, to serve until the 2005 annual meeting of stockholders. Greg Manning and James M. Davin have been elected, and Carlos de Figueiredo has been appointed, to serve until the 2004 annual meeting of stockholders.

On July 20, 2004, the Board of Directors increased the number of directors of the Corporation to 10, with three directors to serve in the classes of directors whose terms expire in 2004 and 2005 and four directors to serve in the class of directors whose term expires in 2006. The Board appointed Emilio Ballester to fill the vacancy resulting from such increase.

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

To the best of the Company's knowledge, based solely on a review of the applicable filings, none of the directors and executive officers of the Company was delinquent in filing the forms required by Section 16(a) of the Exchange Act for the fiscal year ended June 30, 2004.

There are no family relationships among any of the directors or executive officers of the Company.

Item 11. EXECUTIVE COMPENSATION

Information regarding Executive Compensation will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2004 and is incorporated by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2004 and is incorporated by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Transactions will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2004 and is incorporated by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2004 and is incorporated by reference.

                                     PART IV
                                     -------

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   (1)   All Financial Statements of the Company for the years ended
June 30, 2004 and 2003 are filed herewith. See Item 8 of this Report for a list of such financial statements.

            (2)   Financial Statement Schedules:

                  Schedule:
                  II - Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

            (3)   Exhibits -- See response to paragraph (c) below.

      (b)   Reports on Form 8-K

            (1) Report on Form 8-K/A filed on May 4, 2004, containing the information required by Item 7 of Form 8-K with respect to the Company's acquisition of certain assets from Collectors' Universe, Inc., as originally reported in a Report on Form 8-K filed on March 5, 2004.

            (2) Report on Form 8-K filed on May 14, 2004, relating to the issuance of a press release containing non-public financial information and containing non-GAAP financial measures.

            (3) Report on Form 8-K/A filed on June 6, 2004, relating to a line of credit entered into by the Registrant with PNC Bank, National Association.

      (c)   Exhibits

3.1 Restated Certificate of Incorporation of Registrant, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Report on Form 8-K filed February 27, 2001.

3.2 Amendment to Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on April 25, 2002. *

3.3      By-laws, as amended, of Registrant. Incorporated by reference to
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

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

10.6 Fifth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2002. Incorporated by reference to
         Exhibit 10. 6 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.7 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.

10.8 Amendment to Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts.

10.9 Employment Agreement between the Company and Larry Crawford, effective as of April 23, 2001. Incorporated by reference to Exhibit 10. 9 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.10 Amendment to Employment Agreement between the Company and Larry Crawford, effective as of October 23, 2002. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.11 Revolving Credit Agreement, dated as of April 17, 2003 between the Company and Banco Santander Central Hispano, S.A. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.12 Promissory Note, dated as of April 17, 2002 between the Company and Banco Santander Central Hispano, S.A. Incorporated by reference to
         Exhibit 10. 12 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

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

10.18 Asset Purchase Agreement dated February 19, 2004, between Spectrum Numismatics International, Inc and Collectors' Universe, Inc. Incorporated by reference to the Company's Report on Form 8-K filed on March 5, 2004.

10.19 Non-Competition Agreement dated February 19, 2004, between Spectrum Numismatics International, Inc. and Collectors' Universe, Inc. Incorporated by reference to the Company's Report on Form 8-K filed on March 5,2004.

10.20 Loan Agreement, dated as of May 28, 2004 between Greg Manning Auctions, Inc. as the Borrower, and PNC Bank, National Association, as the Bank. Incorporated by reference to the Company's Report on Form 8-K filed on June 3, 2004.

14. Code of Ethics. Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

21.      Subsidiaries of the Registrant*

23.1     Consent of Independent Accountants. *

31       Rule 13a-14(a)/15d-14(a) Certifications *

32       Section 1350 Certifications *


      * Filed herewith

                                   SIGNATURES


Dated:      September 7, 2004
                                          /s/ Greg Manning
                                          Greg Manning
                                          Chairman of the Board
                                          Chief Executive Officer & Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Dated:      September 7, 2004
                                          /s/ Greg Manning
                                          Greg Manning
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

                                          /s/ Larry Crawford
                                          Larry Crawford
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer and
                                          Principal Accounting
                                          Officer)

                                          /s/ Esteban Perez
                                          Esteban Perez
                                          Director

                                          /s/ Carlos de Figueiredo
                                          Carlos de Figueiredo
                                          Director

                                          /s/ Emilio Ballester
                                          Emilio Ballester
                                          Director

                                          Jose Miguel Herrero
                                          /s/ Jose Miguel Herrero
                                          Director

                                          /s/ Anthony Bongiovanni
                                          Anthony Bongiovanni
                                          Director

                                          /s/ James Davin
                                          James Davin
                                          Director

                                          /s/ Scott S. Rosenblum
                                          Scott S. Rosenblum
                                          Director

                                          /s/ Greg Roberts
                                          Greg Roberts
                                          Director

                                          /s/ Mark Segall
                                          Mark Segall
                                          Director

                                                                     SCHEDULE II



                           Greg Manning Auctions, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)


                                            Balance at                       Balance
                                            Beginning                           at
                                               of                    Write-   End of
                                              Year       Additions    offs     Year
                                           ------------  ---------   ------  --------
Allowance for sales returns and
  doubtful accounts
  Years Ended June 30,
                                     2002         845       353        121     1,077
                                     2003       1,077       172        376       873
                                     2004         873       942        720     1,095

Valuation allowance for deferred
  tax asset
  Years Ended June 30,
                                     2002       5,501     7,201          -    12,702
                                     2003      12,702         -        888    11,814
                                     2004      11,814         -     10,072     1,742

Realizable value allowance for
  inventory
  Years Ended June 30,
                                     2002       2,902     1,401      1,871     2,432
                                     2003       2,432         -        547     1,885
                                     2004       1,885       774      1,220     1,439

                                  EXHIBIT INDEX

    Exhibit No.             Description
    -----------             -----------


        3.4 Restated Certificate of Incorporation of Registrant, as amended. Incorporated by reference to Exhibit 3(a) to the Company's Report on Form 8-K filed February 27, 2001.

        3.5 Amendment to Certificate of Incorporation of Registrant, filed with the Delaware Secretary of State on April 25, 2002. *

        3.6     By-laws, as amended, of Registrant. Incorporated by reference to
                Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

        10.4 1993 Stock Option Plan. Incorporated by reference to Exhibit 10(a) to the 1993 Form SB-2 and incorporated by reference to Exhibit A to the Proxy Statement of the Company dated January 31, 1994.

        10.5 Employment Agreement between Greg Manning and Registrant dated as of May 14, 1993. Incorporated by reference to Exhibit 10(b) to the Form SB-2 and incorporated by reference to Exhibit 4.1 to Form 10-QSB of the Company for the period ended December 31,1995, dated February 13, 1996, as amended.

        10.6 Second Amendment to Employment Agreement between Greg Manning and Registrant, dated as of September 11, 1997. Incorporated by reference to Exhibit 10.3 to Form 10-KSB of the Company for the period ended June 30, 1997.

        10.8 Third Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 1999. Incorporated by reference to Exhibit 10.4 to Form 10-K of the Company for the period ended June 30, 2001.

        10.9 Fourth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2000. Incorporated by reference to Exhibit 10.5 to Form 10-K of the Company for the period ended June 30, 2001.

        10.10 Fifth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2002. Incorporated by reference to Exhibit 10. 6 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

        10.11 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.

        10.12 Amendment to Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts.

        10.13 Employment Agreement between the Company and Larry Crawford, effective as of April 23, 2001. Incorporated by reference to
                Exhibit 10. 9 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

        10.14 Amendment to Employment Agreement between the Company and Larry Crawford, effective as of October 23, 2002. Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

        10.15 Revolving Credit Agreement, dated as of April 17, 2003 between the Company and Banco Santander Central Hispano, S.A. Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

        10.16 Promissory Note, dated as of April 17, 2002 between the Company and Banco Santander Central Hispano, S.A. Incorporated by reference to Exhibit 10. 12 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

        10.17 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997, to the Proxy Statement of the Company dated January 14, 2000; to the Proxy Statement of the Company dated October 26, 2001; and to the Proxy Statement of the Company dated August 15, 2003.

        10.21 Share Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix A to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

        10.22 Inventory Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix B to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

        10.23 Subscription Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix C to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

        10.24 Registration Rights Agreement, dated as of September 8, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix E to the Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

        10.25 Asset Purchase Agreement dated February 19, 2004, between Spectrum Numismatics International, Inc and Collectors' Universe, Inc. Incorporated by reference to the Company's Report on Form 8-K filed on March 5, 2004.

        10.26 Non-Competition Agreement dated February 19, 2004, between Spectrum Numismatics International, Inc. and Collectors' Universe, Inc. Incorporated by reference to the Company's Report on Form 8-K filed on March 5, 2004.

        10.27 Loan Agreement, dated as of May 28, 2004 between Greg Manning Auctions, Inc. as the Borrower, and PNC Bank, National Association, as the Bank. Incorporated by reference to the Company's Report on Form 8-K filed on June 3, 2004.

        14. Code of Ethics. Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

        21.     Subsidiaries of the Registrant*

        23.1    Consent of Independent Accountants. *

        31      Rule 13a-14(a)/15d-14(a) Certifications *

        32      Section 1350 Certifications *



      * Filed herewith