Form 10-Q
period 2004-09-30
GREG MANNING AUCTIONS INC
filed 2004-11-08
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                   OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                               22-2365834
-------------------------------                              ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


        775 Passaic Avenue
      West Caldwell, New Jersey                                    07006
---------------------------------------                          ---------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004
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

As of November 4, 2004, Issuer had 27,370,895 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                    Page Number
                                                                    -----------
PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 2004 and September 30, 2004                               3

        Condensed Consolidated Statements of Earnings for the
        three months ended September 30, 2004 and 2003                     4

        Condensed Consolidated Statements of Stockholders'
        Equity for the three months ended September 30, 2004               5

        Condensed Consolidated Statements of Cash Flows for the
        three months ended September 30, 2004 and 2003                     6

        Condensed Consolidated Statement of Comprehensive Income
        for the three months ended September 30, 2004 and 2003             7

        Notes to Condensed Consolidated Financial Statements               8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               21

Item 3. Quantitative and Qualitative Disclosures About Market Risk        31

Item 4. Controls and Procedures                                           31

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                 33

Item 2. Changes in Securities                                             33

Item 3. Defaults Upon Senior Securities                                   33

Item 4. Submission of Matters to a Vote of Security Holders               33

Item 5. Other Information                                                 33

Item 6. Exhibits and Reports on Form 8-K                                  33

Signatures                                                                35

PART I. FINANCIAL INFORMATION

                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)


                                                                         September         June 30,
                                                                         30, 2004            2004
                                                                        ----------        ---------
                            Assets                                     (Unaudited)        (Audited)
                            ------
Current Assets
  Cash and Cash Equivalents                                             $   6,063         $  16,263
  Accounts Receivable, Net;
      Auctions and Trade                                                   14,532            14,086
      Related Party                                                        29,280            27,674
      Advances to Consignors                                                7,041             4,032
  Inventory                                                                41,779            40,816
 Deferred Tax Asset                                                         3,301             3,821
  Prepaid Expenses                                                            991               674
                                                                        ---------         ---------
      Total Current Assets                                                102,987           107,366

Property and Equipment, Net                                                 1,745             1,936
Goodwill, Net                                                               9,363             9,163
Other Purchased Intangibles, Net                                            1,972             1,898
Marketable Securities                                                         210               186
Other Non-Current Assets
  Loans Receivable - Related Party                                            600               600
  Inventory                                                                 7,542             7,336
  Deferred Tax Asset                                                        1,794             1,959
  Other                                                                       519               240
                                                                        ---------         ---------
      Total Assets                                                      $ 126,732         $ 130,684
                                                                        =========         =========

            Liabilities and Stockholders' Equity
            ------------------------------------

Current Liabilities

  Demand Notes Payable - Bank                                           $   7,000         $   8,500
  Notes Payable and Capital Leases                                          4,111             4,090
  Loans Payable - Related Party                                               801              --
  Payable to Third Party Consignors                                         6,874            10,387
  Accounts Payable                                                         15,374            20,605
  Accrued Expenses and Other Current Liabilities                            4,777             4.170
  Income Taxes Payable                                                     10,151             7,743
  Advances Payable - Related Party                                           --               3,467
  Advances Payable                                                            400              --
                                                                        ---------         ---------
      Total Current Liabilities                                            49,488            58,962
  Notes Payable and Capital Leases - Long Term                               --                --
                                                                        ---------         ---------
      Total Liabilities                                                    49,488            58,962

Stockholders' Equity

Preferred Stock, $.01 par value. Authorized
  10,000 shares; none issued
Common Stock, $.01 par value
  Authorized: 40,000 shares
  Issued: September 30, 2004 - 27,739 shares,
 Outstanding - 27,371 shares                                                  277               277
  Issued: June 30, 2004 - 27,716 shares,
  Outstanding - 27,348 shares
Additional paid in capital                                                 71,531            71,431
Accumulated Other Comprehensive Income:                                     2,120             1,832
Retained Earnings                                                           5,864               730
Treasury stock, at cost:
  368 shares at September 30 and June 30, 2004,
  respectively                                                             (2,548)           (2,548)
                                                                        ---------         ---------
      Total Stockholders' Equity                                           77,244            71,722
                                                                        ---------         ---------
      Total Liabilities and Stockholders' Equity                        $ 126,732         $ 130,684
                                                                        =========         =========

                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
                  Condensed Consolidated Statements of Earnings
                    For the Three months ended September 30,
                        (thousands except per share data)
                                   (Unaudited)


                                                         2004            2003
                                                       --------        --------
Operating Revenues
  Sales of inventory                                   $ 22,970        $ 21,523
  Sales of inventory - related party                     21,618          10,678
  Commissions earned                                      3,502           2,286
                                                       --------        --------
   Total Revenues                                        48,090          34,487

Cost of merchandise sold                                 30,928          27,025
                                                       --------        --------
   Gross profit                                          17,162           7,462

Operating Expenses
  General and Administrative                              3,658           2,011
  Salaries and Wages                                      3,316           1,887
  Depreciation and Amortization                             276             144
  Marketing                                                 799             379
                                                       --------        --------
  Total Operating Expenses                                8,049           4,421
                                                       --------        --------
   Operating Income                                       9,113           3,041
                                                       --------        --------

Other Income (Expense)
  Interest Income                                           230              15
  Interest Expense                                         (256)           (209)
  Other                                                     (20)             17
                                                       --------        --------
  Income before income taxes                              9,067           2,864
Provision for income taxes                                3,933             406
                                                       --------        --------
Net Income                                             $  5,134        $  2,458
                                                       ========        ========

Basic Earnings per Share
  Weighted average shares outstanding                    27,359          16,165
                                                       ========        ========
  Basic Earnings per share                             $   0.19        $   0.15
                                                       ========        ========

Diluted Earnings per Share
  Weighted average shares outstanding                    28,767          17,473
                                                       ========        ========
  Diluted Earnings per Share                           $   0.18        $   0.14
                                                       ========        ========


                 See accompanying notes to financial statements


                                           GREG MANNING AUCTIONS, INC.
                             Condensed Consolidated Statement of Stockholders' Equity
                                      July 1, 2004 to September 30, 2004
                                            (amounts in thousands)
                                                 (Unaudited)


                                                                  Accumulated
                                    Common Stock     Additional      Other                                  Total
                                    --------------   Paid-In     Comprehensive   Retained    Treasury    Stockholders'
                                    Shares  $        Capital        Earnings     Earnings      Stock        Equity
                                    ------  ------   ----------  -------------   ---------   ---------   ------------

  Balance July 1, 2004              27,716  $  277   $ 71,431       $ 1,832     $    730      $ (2,548)    $ 71,722

  Exercise of stock options             23                 35                                                    35

  Translation adjustment                                                264                                     264

  Options issued for services
   and other-Afinsa (Note 11)                              65                                                    65

  Unrealized gain from Marketable                                        24                                      24
   Securities, net of tax

  Net income - September 30, 2004                                                  5,134                      5,134
                                    ------  ------   --------      --------     --------     ---------     --------

  Balance September 30, 2004        27,739  $  277   $ 71,531      $  2,120     $  5,864     $  (2,548)    $ 77,244
                                    ======  ======   ========       =======     ========     =========     ========









                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                     For the Three months Ended September 30
                             (amounts in thousands)
                                   (Unaudited)

                                                                          2004            2003
                                                                        --------        --------
Cash flows from operating activities:
        Net Income                                                      $  5,134        $  2,458
        Adjustments to reconcile net income to net
        cash from operating activities:
              Depreciation and amortization                                  276             144
              Provision for bad debts                                       --               306
              Options issued for services - related party                     65             130
              Deferred tax (benefit) expense                                 685             (97)
              (Increase) decrease in assets:
              (net of acquisition amounts)
                   Accounts recevable - Trade                               (446)         (3,833)
                   Accounts recevable - Related Party                     (1,606)         (1,688)
                   Advances to consignors                                 (3,009)           (344)
                   Inventory                                                (963)          1,382
                   Prepaid expenses                                         (316)          1,114
                   Other assets                                             (485)         (1,161)
              Increase (decrease) in liabilities:
              (net of acquisition amounts)
                   Payable to third-party consignors                      (3,513)          1,877
                   Accounts payable                                       (5,231)            206
                   Accrued expenses and other liabilities                    607             240
                   Advances payable - related party                       (3,467)           --
                   Advances payable                                          400            (274)
                   Income taxes payable                                    2,408            --
                                                                        --------        --------
                                                                          (9,461)            460

Cash flows from investing activities
        Capital expenditures for property and equipment                      (10)            (89)
        Purchase of Intangible Assets - Acquisitions                        (350)            (75)
                                                                        --------        --------
                                                                            (360)           (164)

Cash flows from financing activities:
        Net proceeds from (repayment of) demand notes payable             (1,500)           --
        Proceeds from issuance of loan payable                              --              (243)
        Net proceeds from loans and loans payable                            822            --
        Proceeds from exercise of options                                     35              16
        Proceeds from issuance of stock                                     --             5,536
                                                                        --------        --------
                                                                            (643)          5,309

Effect of exchange rates                                                     264             935
                                                                        --------        --------

Net change in cash and cash equivalents                                  (10,200)          6,540
Cash and cash equivalents:
        Beginning of period                                               16,263           2,250
                                                                        --------        --------
        End of period                                                   $  6,063        $  8,790
                                                                        ========        ========




                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statements of Comprehensive Income
                     For the Three months ended September 30
                             (amounts in thousands)
                                   (Unaudited)


                                                                2004       2003
                                                               ------     ------

Net Income                                                     $5,134     $2,458

Other Comprehensive Income
      Unrealized gain on securities, net of tax                    24          3
      Currency translation adjustment, net of tax                 264        935
                                                               ------     ------
                                                               $5,422     $3,396
                                                               ======     ======













                 See accompanying notes to financial statements

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1)  Description of Business

Description of Business
-----------------------

      Greg Manning Auctions, Inc. (GMAI), together with its operating subsidiaries (wholly owned unless otherwise indicated), Ivy and Manning (formerly Mader) Philatelic Auctions, Greg Manning Galleries, Greg Manning Nutmeg Auctions, (d/b/a Nutmeg Stamp Sales), H.R. Harmer, Inc., Teletrade, Spectrum Numismatics International, North American Certified Trading, Kensington Associates, Superior Sports Auctions, Bowers & Merena Galleries, Kingswood Coin Auctions, Corinphila Auktionen (65% owned by GMAI), Heinrich Kohler Berliner Briefmarken-Auktionen (66.67% owned by GMAI), Heinrich Kohler Auktionshaus, Heinrich Kohler Briefmarkenhandel, Heinrich Kohler Verwaltungs, Auctentia Deutschland, Auctentia Subastas, GMAI Auctentia Europe S.L.U., and GMAI Auctentia Central de Compras (CdC) (collectively, the Company), is a traditional and e-commerce - Internet, interactive telephone, and Internet and live simulcast - auctioneer and merchant/dealer of collectibles, including rare stamps, stamp collections and stocks, coins, sports trading cards and memorabilia, and fine art. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone.

      Afinsa Bienes Tangibles, S.A. (Afinsa) owns 100% of the outstanding stock of Auctentia, S.L. (Auctentia). At September 30, 2004 and 2003, Afinsa and Auctentia collectively beneficially owned approximately 69% and 72%, respectively, of the Company's outstanding common stock.

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

      As a result of transactions under the supply agreements for the three months ended September 30, 2004 and 2003 Afinsa was the Company's significant customer, with revenues accounting for $21,618 or 45% and $10,678 or 31%, respectively.

      Transactions under the supply agreements with Afinsa (a related party) have had a significant effect on the business, financial condition and results of operations of the Company.

Basis of Presentation
---------------------

      The consolidated financial statements of the Company include the accounts of its wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      The accompanying condensed consolidated balance sheets as of September 30, 2004 and June 30, 2004 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the three months ended September 30, 2004 and 2003 have been prepared from the books and records maintained by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

 (2)   Revenue Recognition

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

      The Company derives revenues from two primary sources:

   1. Private Treaty Sales:

      Private treaty sales represent sales of consigned property and sales of owned inventory, which include sales to Afinsa (related party) pursuant to the supply agreements described in Note 1.

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

      As of September 30, 2004 and June 30, 2004, the allowance for doubtful accounts included in auction receivables was approximately $602 and $1,095, respectively.

(4)   Marketable Securities

      Investments available for sale in marketable securities as of September 30, 2004 and June 30, 2004 is as follows:

                                              Cost        Market     Unrealized
                                                          Value      Gain (Loss)
                                              ----        ------     ----------

September 30, 2004      Common Stock         $ 285        $  210        $ (75)
                                             =====        ======        =====

June 30, 2004           Common Stock         $ 285        $  186        $ (99)
                                             =====        ======        =====

      The unrealized loss is classified as a separate component of stockholders' equity, net of tax.

(5)    Payable to Third Party Consigners

      Amounts payable to third party consigners represent amounts due the third party for the sale of their consigned inventory by the company.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(6)   Advances Payable

      Advances payable represent cash advances received by the Company representing a deposit for a future purchase of goods from the Company or the sale of goods on behalf of the Company.

(7)   Earnings per common and common equivalent share

      The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                             Three months ended
                                                               September 30,
                                                            --------------------
                                                             2004          2003
                                                            -------      -------
          BASIC EARNINGS PER SHARE:

 Numerator:
 Earnings available to common stockholders                  $ 5,134      $ 2,458

Denominator:
Weighted average common shares outstanding                   27,359       16,165

Net earnings per share: - Basic                                0.19         0.15
                                                            =======      =======

         DILUTED EARNINGS PER SHARE:

Numerator:
Earnings available to common stockholders                   $ 5,134      $ 2,458

Denominator:
Weighted average common shares outstanding                   27,359       16,165

Effect of dilutive securities - stock options                 1,408        1,308
                                                            -------      -------
Weighted average common shares  - assuming
  dilution                                                   28,767       17,473

Net earnings per share: - Diluted                              0.18         0.14
                                                            =======      =======

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)




      Common share equivalents consist of employee stock options using the treasury stock method. For the three months ended September 30, 2004 and 2003, 481,000 and 55,000 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company's common stock during the period, and therefore the effect is antidilutive.




(8) Acquisitions

      H.R. Harmer, Inc.

      On July 30, 2004, GMAI acquired the business assets of H.R. Harmer, LLC of New York, New York, which is engaged in the sale of primarily owned inventory to mid- and upper-end collectors. The purchase price for the assets was $351, which was paid at closing. The business will be operated through a recently formed subsidiary, H.R. Harmer, Inc.

Tangible and intangible assets acquired:
Current assets.................................................    $        0
Intangible Assets..............................................           151
Goodwill.......................................................           200

Total tangible and intangible assets acquired,
purchase price.                                                    $      351

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(9) Inventories

      Inventories as of September 30, 2004 consisted of the following:

                                     Current   Non-current    Total
                                     -------   -----------    -----

               Stamps                 27,926     $ 7,317     $35,243
               Coins                  13,372        --        13,372
               Sports Collectibles       478        --           478
               Art                         3         225         228
                                     -------     -------     -------
                                      41,779     $ 7,542     $49,321
                                     =======     =======     =======

      Inventories as of June 30, 2004 consisted of the following:

                                     Current   Non-current    Total
                                     -------   -----------    -----

               Stamps                 28,774     $ 7,111     $35,885
               Coins                  11,555        --        11,555
               Sports Collectibles       484        --           484
               Art                         3         225         228
                                     -------     -------     -------
                                     $40,816     $ 7,336     $48,152
                                     =======     =======     =======


      The above inventory amounts reflect net realizable (LCM) allowances of approximately $1,441 and $1,439 at September 30, 2004 and June 30, 2004 respectively. The non-current inventory represents an estimate of total inventory, which is not expected to be sold within one year.

      Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory.

 (10) Intangible Assets

      Goodwill

      The changes in the carrying value of goodwill for the year ended June 30, 2004 and the three months ended September 30, 2004 are as follows:

      Balance - July 1, 2003                  $  1,516
      Purchased Goodwill - Auctentia             5,387
      Purchased Goodwill - Nutmeg Stamp            500
      Purchased Goodwill - Bowers & Merena       1,760
                                              --------

      Balance - June 30, 2004                 $  9,163
                                              ========

      Balance - July 1, 2004                  $  9,163
      Purchased  Goodwill  - HR Harmer, Inc.       200
                                              --------

      Balance - September 30, 2004            $  9,363
                                              ========

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      Other Purchased Intangibles

      At September 30, 2004 and June 30, 2004, acquired intangible assets were comprised of the following (in thousands):

September 30,
 2004                  Estimated
                      Useful Lives  Gross Carrying   Accumulated     Net Book
                        (Years)         Amount       Amortization     Value
-----------------------------------------------------------------------------

Trademarks                 5-16      $   3,500       $   (2,206)     $   1,294
Customer Lists             3- 5          1,880           (1,202)           678
                                     ---------       ----------      ---------
                                     $   5,380       $   (3,408)     $   1,972
                                     =========       ==========      =========

June 30, 2004
                       Estimated
                      Useful Lives  Gross Carrying   Accumulated     Net Book
                        (Years)         Amount       Amortization     Value
-----------------------------------------------------------------------------

Trademarks                 5-16     $    3,500       $   (2,172)     $   1,328
Customer Lists             3- 5          1,730           (1,160)           570
                                    ----------       ----------       --------
                                    $    5,230       $   (3,332)     $   1,898
                                    ==========       ==========      =========


      All of the Company's intangible assets are subject to amortization. Amortization expense (exclusive of impairment charges) for acquired intangible assets were approximately $76 and $20, for the periods ended September 30, 2004 and 2003, respectively.

      Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):


For The Twelve Month Period Ended
September 30,          Amount
------------------------------------------

2006                     327
2007                     281
2008                     302
2009                     284
2010                     193
Thereafter               585
                        -----
Total                 $ 1,972
                        =====

(11) Related-party Transactions

      At September 30, 2004 and 2003, Afinsa and Auctentia collectively beneficially owned approximately 69% and 72%, respectively, of the Company's outstanding common stock. Esteban Perez, Chairman of the Board of Directors and Chief Corporate Strategy Officer for the Company, is Chairman

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


of the Board of Directors and Chief Executive Officer of Auctentia. Carlos de Figueiredo, the First Vice Chairman of the Board of the Company, is also director of Afinsa and an immediate family member of a 50% stockholder of common stock of Afinsa. Emilio Ballester, a director of the Company, is Global Strategic Investment Officer of Afinsa. Ramon Egurbide, CEO of European Operations for the Company, is Managing Director of Auctentia.

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

      In addition, in August 2003, GMAI and CdC entered into separate supply agreements with Afinsa, pursuant to which GMAI and CdC act as exclusive suppliers of collectibles for Afinsa on a worldwide basis. (See Note 1.)

      On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. The agreement has been guaranteed by Afinsa and requires that Auctentia maintain ownership of at least 43% of all of authorized, issued and outstanding shares of voting stock of the Company. (See
Note 12.)

      At September 30, 2004 and June 30, 2004, Afinsa had outstanding accounts receivable balances of approximately $29,280 and $27,674, respectively, and such amounts are included in the accompanying Consolidated Balance Sheets as Accounts Receivable-related party. During the three months ended September 30, 2004 and 2003, sales to Afinsa were approximately $21,618 and $10,678, respectively, and are included in the accompanying Consolidated Statements of Operations as Sales of Inventory - Related Party.

      At June 30, 2004 Afinsa had advanced $3,467 to the Company for the purchase of product relating to the supply contracts referred to above. Such amount is included in the accompanying Consolidated Balance Sheet as Advances Payable - related party. The amount was repaid in full in the three months ended September 30, 2004.

      The Company granted options to certain employees of Afinsa for services. For the three months ended September 30, 2004 such amounts were recorded at fair value, which amounted to $65.

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

      Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides technological services to the Company.

      On July 1, 2004, one of the minority shareholders of Corinphila Auktionen made a loan to that company in the aggregate amount of $1,200. This loan bears interest at the rate of 4% per annum and is due and payable on December 31, 2004. As of September 30, 2004 the loan balance was $801.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)

(12)   Debt

Demand Notes Payable and Capital Leases
---------------------------------------
                                                    September 30,     June 30,
                                                        2004            2004

On May 27, 2004, the Company entered into an
agreement with PNC Bank for a line of credit not
to exceed $10,000. Available borrowings are based
on certain limitations as set forth in the
agreement, and are reduced by any outstanding
letters of credit. The loan is collaterized by
accounts receivable, consignor advances and
inventory. Borrowings under the line bear interest
at the "prime" rate; provided that the Company has
the right, subject to certain conditions, to
borrow at a rate equal to LIBOR plus 2.5% per
annum. The credit line expires on May 27, 2005.
The agreement contains certain financial
covenants; which include a limit on total debt and
capital expenditures; debt to earnings before
depreciation and amortization, interest, and
taxes; fixed charge coverage; and minimum
liquidity; as further defined in the debt
agreement.                                            $  4,500       6,000

On April 17, 2003, the Company entered into a
revolving credit agreement with Banco Santander
Central Hispano, S.A., providing for a credit
facility of up to $2,500. Borrowings under this
facility bear interest at a rate of prime plus
..25% per annum. The Company's obligations under
the agreement have been guaranteed by Afinsa. The
agreement contains other financial agreements and
covenants, including the requirement that
Auctentia maintain at least 43% of all of the
authorized issued and outstanding shares of voting
stock of the Company. As extended, the facility
expires on April 12, 2005.                               2,500       2,500
                                                      --------     -------

Total Demand Notes Payable - Bank                     $  7,000     $ 8,500
                                                      ========     =======

The Company obtained a secured loan from a
privately held capital coin fund which expires
June 30, 2005. This loan is collateralized by
certain inventories and bears interest at a rate
of 10% per annum.                                     $  4,000     $ 4,000

Other                                                      111          90
                                                      --------     -------
Total Notes Payable and Capital Leases                   4,111       4,090

Less: current portion                                    4,111       4,090
                                                      --------     -------

Notes Payable and Capital Leases -
Long-term Portion                                    $       -    $      -
                                                     =========    ========

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(13)  Other Major Customers (Excluding Afinsa)

      The Company had no other major customers for the three months ended September 30, 2004 and 2003, respectively. Major customers (other than Afinsa) are those that accounted for more than 10% of sales.

(14)  Income Taxes

      Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at September 30, 2004 and June 30, 2004 are as follows:

                                                September 30,   June 30,
                                                    2004          2004
                                                ------------    -------
   Current assets and liabilities
   Allowance for doubtful accounts                   195          160
   Inventory valuation reserve                       522          522
   Inventory uniform capitalization                  352          352
   Net federal, state operating loss
   carry-forwards                                  2,232        2,787
                                                  ------       ------

   Net current deferred tax asset                  3,301        3,821
                                                  ======       ======

   Non-current assets and liabilities
   Goodwill and intangible amortization
       and impairment                              1,561        1,611
   Depreciation                                       71          100
   Net state operating and capital loss
       carry-forwards                              1,670        1,746
   Investments in equity-method investees            204          204
   Investments in marketable securities               30           40
                                                  ------       ------
                                                   3,536        3,701

   Valuation allowance, provision for
       income taxes                               (1,742)      (1,742)
                                                  ------       ------

   Net non-current deferred tax asset              1,794        1,959
                                                  ======       ======

      The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets.

      During the period ended September 30 2004, the Company continues to believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. However, the Company still believes uncertainty exists regarding the realizability of certain deferred tax assets, and accordingly established a valuation allowance, based on management's estimates, against these specific deferred tax assets.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      During 2002, both the State of New Jersey and California passed tax legislation, which, among other things, requires the suspension of the use of state net operating loss carry-forwards "NOL's" for two years. As a result, there was no utilization of these state NOL's in the provision for state income taxes for the three months ended September 30, 2004. In order to compensate for the suspension of the state net operating losses, the period of availability has been extended by two years. During 2004, the State of New Jersey required that the utilization of net operating losses be limited to 50% of net income for fiscal year 2005 and thereafter.

The provision for (benefit from) income taxes for the three months ended September 30, 2004 and 2003 consist of the following:

                                            September 30,  September 30,
                                                2004          2003
                                            ------------   ------------

       Current tax expense                     3,248           406
       Deferred tax expense (benefit)            685             -
       Net Change in valuation allowance           -             -
                                               -----           ---
                                               3,933           406
                                               =====           ===

       The above is further comprised of the following:

       Current tax expense
           Federal                             2,257             -
           State                                 448           150

           Foreign                               543           256
                                               -----           ---
                                               3,248           406
                                               =====           ===

       Deferred tax expense - net of change in
       valuation allowance

           Federal                               520             -
           State                                 165             -
           Foreign                                 -             -
                                               -----           ---
                                                 685             -
                                               =====           ===

      The Company has remaining available federal net operating loss carry forwards of approximately $4,200 expiring at various times, beginning fiscal year ending 2019 through fiscal year ended 2022. The future utilization of these net operating loss carry forwards may be significantly limited in under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

      As a result of an increase in stock ownership of the Company by Afinsa (a related party), as discussed in Note 1, the Company was deemed to have a change of ownership for federal income tax purposes. As a result there was a limitation on the amount of federal net operating loss carry forwards that could be used in the current year to offset federal taxable income.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      The Company has remaining available net operating loss carry forwards for state tax purposes of approximately $13,000 expiring at various times beginning in the fiscal years ending 2008 through 2012.

(15)   Stock-Based Compensation

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

                                                         Three months ended
                                                           September 30,
                                                        -------------------
                                                          2004       2003
                                                        --------   --------

Net income - as reported                                $  5,134   $  2,458
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects                                                      368      1,300
                                                        ---------  --------
Pro forma net income                                    $  4,766   $  1,158
                                                        ========   ========
Net income per share:
Basic earnings per share - as reported                  $   0.19   $   0.15
Basic earnings per share - proforma                     $   0.17   $   0.07
                                                        ========   ========

Net income per share:
Diluted earnings per share - as reported                $   0.18   $   0.14
Diluted earnings per share - proforma                   $   0.17   $   0.07
                                                        ========   ========

(16) Geographic Information

Geographic net sales based on customer location were as follows:

                      Three Months Ended
                        September 30,
                     2004           2003
                  ---------      ---------

United States     $  25,006      $  22,415
Asia Pacific              -            352
Europe               23,084         11,720
                  ---------      ---------
                  $  48,090      $  34,487
                  =========      =========

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


Net property, plant and equipment by geographic area was as follows:

                      Three Months Ended
                        September 30,
                     2004           2003
                   --------      --------

United States      $    839      $    820
Europe                  906         1,116
                  ---------      ---------
                   $  1,745      $  1,936
                  =========      =========


 (17) Supplementary Cash Flow Information

      Following is a summary of supplementary cash flow information:

                                     Three months ended
                                        September 30,
                                       (in thousands)

                                      2004         2003
                                    -------      -------
Interest paid                       $   256      $   209
Income taxes paid                       980          150

Summary of significant non-cash transactions:

Common stock issued for inventory         -       10,118
Common stock issued for Auctentia         -        6,004

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


                                                              For the Three months ended
                                               -----------------------------------------------------------
                                                    September 30,                       Percentages
                                               -----------------------            ------------------------
                                                2004             2003              2004               2003
                                               ------           ------            ------            ------

Aggregate Sales                                65,242           41,296               100%              100%
                                               ======           ======            ======            ======
       By Source:
             A. Auction                        17,153            8,764                26%               21%
             B. Sales of Inventory             26,471           21,854                41%               53%
             C. Related Party                  21,618           10,678                33%               26%
                                               ------           ------            ------            ------
                                               65,242           41,296               100%              100%
                                               ======           ======            ======            ======
       By Market:
             A.Philatelics                     31,050           16,582                48%               40%
             B. Numismatics                    34,192           23,906                52%               58%
             C. Sports Collectibles              --                307              --                   1%
             D. Art                              --                  1              --                   0%
             E. Other Collectibles               --                500              --                   1%
                                               ------           ------            ------            ------
                                               65,242           41,296               100%              100%
                                               ======           ======            ======            ======

      The Company's aggregate sales are generated by the sale of property at auction, by private treaty and by sale of the Company's inventory, including sales under the exclusive supply contracts between the Company and Afinsa (a related party). Afinsa and its subsidiary Auctentia collectively own approximately 69% of the Company's common stock. Aggregate sales consist of the total proceeds realized from the sale of property and include the Company's commissions when applicable. Property sold by the Company is either consigned by the owner of the property, or is owned by the Company directly.

      Total revenues included in the Consolidated Statements of Operations are comprised of (1) sales of inventory owned by the Company to Afinsa (a related party), under the exclusive supply contracts, (2) sales of inventory owned by the Company, exclusive of sales to Afinsa, and (3) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the sellers of 0% to 15% and a commission of 10% to 15% from the buyers.

      Only revenues and not aggregate sales are included in the accompanying Consolidated Statements of Operations since aggregate sales are not recognized in accordance with accounting principles generally accepted in the United States of America.

      The Company's operating expenses consist of the cost of sales of the Company's inventory and general and administrative expenses and marketing expenses for the three months ended September 30, 2003 and 2004. General and administrative expenses are incurred to pay employees and to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

      Sales of inventory to Afinsa (a related party) represented a significant portion of the Company's aggregate sales, revenue and gross profit for the quarter ended September 30, 2004.

Three months ended September 30, 2004
Compared with the three months ended September 30, 2003

Revenues


-----------------------------------------------------------------------------------------------------------------
                           Three months ended September 30, 2004          Three months ended September 30, 2003
                         ----------------------------------------------------------------------------------------
                         Revenues     Cost of     Gross      Gross      Revenues      Cost of    Gross     Gross
                                    Goods Sold    Profit     Profit %               Goods Sold   Profit    Profit
                         ----------------------------------------------------------------------------------------
Existing Operations       22,999      20,388       2,611       11%       22,767       19,560      3,207      14%
Expanded Operations       25,091      10,540      14,551       58%       11,720        7,465      4,255      36%
                         ---------------------------------------------------------------------------------------
                          48,090      30,928      17,162       36%       34,487       27,025      7,462      22%
-------------------------=======================================================================================

For purposes of the above table and the following discussion, "Existing Operations" refers to those of the Company's businesses that were operational in the year ended June 30, 2003, and "Expanded Operations" represents business that were acquired or developed during the fiscal year ended June 30, 2004; specifically, transactions under the exclusive supply contracts with Afinsa (a related party), and the operations of the seven European and four U.S. companies whose businesses were acquired during the most recent fiscal year. These recently acquired businesses are: Corinphila Auktionen (65% interest); Heinrich Kohler Berliner Briefmarken-Auktionen (66.67% interest); Heinrich Kohler Auktionshaus; Heinrich Kohler Briefmarkenhandel; Heinrich Kohler Verwaltungs; Auctentia Deutschland; Auctentia Subastas (European subsidiaries); Bowers and Merena Galleries; Kingswood Coin Auctions; Superior Sports Auctions; and Nutmeg Stamp Sales (U.S. subsidiaries).

Revenues:

      The Company recorded an increase in total revenues of approximately $13,603 (39%), to approximately $48,090 for the three months ended September 30, 2004 from approximately $34,487 for the three months ended September 30, 2003.

      Revenues from Existing Operations were $22,999 for the three months ended September 30, 2004, an increase of $232 (or 1%) from $22,767 for the three months ended September 30, 2003.

      Revenues attributable to Expanded Operations for the three months ended September 30, 2004 were as follows: $1,466 from the seven new European subsidiaries; $2,007 from the four new U.S. subsidiaries; and $21,618 under the exclusive supply contracts with Afinsa (a related party). The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

      For the three months ended September 30, 2004, the total revenue of approximately $48,090 comprised approximately $44,588 of revenue from sales of owned inventory and approximately $3,502 of commissions resulting from sales of consigned materials.

      The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

      Gross profit increased approximately $9,700 (130%), to approximately $17,162 for the three months ended September 30, 2004 from approximately $7,462 for the three months ended June 30, 2003. The increased gross profit was the result of an increase in revenue of $13,603, coupled with an increase in gross profit percentage from 22% for the three months ended September 30, 2003 to 36% for the three months ended September 30, 2004.

      The largest contributing factor to the increase in gross profit and gross profit percentage was $21,618 in direct sales to Afinsa (a related party) in the three months ended September 30, 2004 under the exclusive supply contracts (part of Expanded Operations). Revenue attributable to the operations of the seven European and the four U.S. subsidiaries acquired by the Company during the year ended June 30, 2004 (part of Expanded Operations) also contributed to the increase in gross profit and gross profit percentage; this revenue consisted almost entirely of commissions, with respect to which there is no corresponding cost of goods sold.

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

Operating Expenses:


-------------------------------------------------------------------------------------------------------------------------------
                                           Existing                              Expanded                  Total       Total
                                          Operations                            Operations               Operations  Operations
                               -----------------------------------   --------------------------------    ----------  ----------
                                  Three months ended Spetember          Three months ended Spetember
                               -----------------------------------   --------------------------------
                               2004     2003     Variance    Var %   2004      2003   Variance   Var %     2004        2003
                               ------------------------------------------------------------------------------------------------

General & Administrative       1,304    1,593      (289)     -18%    2,354      418     1,936     463%     3,658       2,011
Salaries                       1,759    1,701        58        3%    1,557      186     1,371     739%     3,316       1,887
Marketing                        252      335       (83)     -25%      547       44       503    1133%       799         379
Depreciation & Amortization       88      113       (25)     -22%      188       31       157     505%       276         144
                               ------------------------------------------------------------------------------------------------
                               3,403    3,742      (339)      -9%    4,646      679     3,967     584%     8,049       4,421
-------------------------------=========================---------============================---------=========================

      The Company's operating expenses increased approximately $3,628 (82%) during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Operating expenses attributable to Existing Operations declined $339 (9%), however, when adjusted for corporate overhead charged to the expanded operations, $366, the year to year operating expenses were flat. Operating expenses of $2,756 was attributable to the operations of the seven European subsidiaries (part of Expanded Operations) and $1,890 to the four U.S. subsidiaries (part of Expanded Operations). It should be noted that in the three months ended September 30, 2003 there was only one month of operations for the seven European subsidiaries, September, and there was no activity for the four new U.S. subsidiaries since those acquisitions had not taken place as of September 30, 2003.

      With respect to Existing Operations, general and administrative expenses decreased $289 (18%). The decrease when adjusted for corporate overhead charged to Expanded Operations increased $47 or (3%). Auction expenses are included as general and administrative expenses and decreased $110 from $457 for the three months ended September 30, 2003 to $347 for the three months ended September 30, 2004 due to there being one less major auction in the current fiscal quarter. Excluding auction expenses and corporate overhead charges to Expanded Operations, general and administrative expenses increased $209 (18%) and was due to the following: an increase in professional fees in the amount of $88 (largely due to costs associated with compliance with the Sarbanes-Oxley Act of 2002 and audit fees for the European acquisitions), increased insurance costs of $16, repairs and maintenance of $43 to upgrade the Corporate offices and fees to secure the new line of credit.

      Salaries and wages for Existing Operations increased approximately $58 (3%) for the three months ended September 30, 2004. There was however, an allocation of $378 of salaries to cost of goods sold to reflect salaries directly related to the exclusive supplier agreement with Afinsa. When adjusting for this allocation, actual salaries for the three months ended September 30, 2004 increased $436 (26%) when compared to September 30, 2003, which did not have the salary allocation for the exclusive supplier agreement. Executive bonuses (which are based on profitability) increased $538 from the $262 accrued for in the three months ended September 30, 2003 to the aggregate amount of $800 for the three months ended September 30, 2004.

      Marketing expenses for Existing Operations decreased approximately $83 (25%), to $252 for the three months ended September 30, 2004 from $335 for the three months ended September 30, 2003, due there being one less major auction in the three months ended September 30, 2004. The major components of marketing expense are catalogs and advertising.

      Depreciation and amortization for "existing operations" decreased for the three months ended September 30, 2004 by approximately $25 (22%), as capitalized costs for the development of the Company`s web site became fully depreciated during the previous quarters.

      Increased costs for the three months ended September 30, 2004 were not entirely offset by revenue increases during the period as operating costs as a percentage of operating revenue increased to 17% for the three months ended September 30, 2004, from 13% for the three months ended September 30, 2003. As compared to aggregate sales, the operating costs increased to 12% from 11% for the three months ended September 30, 2004 and 2003, respectively.

Interest income and expense:

      Interest expense (net of interest income) for the three months ended September 30, 2004 decreased approximately $168 from the three months ended September 30, 2003, from approximately $194 to approximately $26. The decrease in net interest expense was largely due to interest income generated from advances to consignors by Expanded Operation's companies. There was only one month's activity for the seven European acquisitions and no activity for the four new U.S. acquisitions for the three months ended September 30, 2003. Interest expense increased as the loan balances outstanding at September 30, 2004 increased to approximately $11,912 from approximately $7,023 for the period ended September 30, 2003.

Provision for Income Taxes:

      The Company's effective tax rates for the years ended June 30, 2004 and September 30, 2004 were approximately 14% and 43%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. The increase in the provision for income taxes is mainly due to the lower than normal prior year balance. Based on the evaluation of relevant factors last year, a valuation allowance for deferred tax assets was recorded because it was determined that it was more likely than not that a portion or all of the deferred tax assets would not be realized. The uncertainty with generating sufficient taxable income in the future to offset the deductibility of the temporary difference. However, as the situation improved by the fiscal year ended June 30, 2004, a valuation allowance was determined to be no longer necessary. Our provision for income taxes represents our estimate of the full year's tax rate based upon the expected taxable income taxed at the applicable jurisdiction. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

      Recent New Jersey tax legislation will provide for the utilization of a portion of net operating losses for fiscal year 2005 and thereafter.

Net Income:

      The Company's increase in gross profit of approximately $9,700 for the three months ended September 30, 2004 was partially offset by an increase in operating expenses of $3,628 resulting in a net gain of $6,072 in operating income.

Liquidity and Capital Resources

      At September 30, 2004, the Company's working capital position was approximately $53,499, compared to approximately $48,404 as of June 30, 2004. The net increase of approximately $5,095 in working capital was largely due to a decrease in accounts payable of $5,231, a decrease of payables to third party consignors of $3,513 and a decrease of $3,467 for advances payable - related party. The major offset of working capital was an increase of $3,009 for advances receivable and an increase of $2,408 for taxes payable.

      The Company experienced a decrease in cash flow from investing activities for the three months ended September 30, 2004 of approximately $360. This was primarily attributable to the purchase of intangible assets of $350.

      The Company experienced a decrease in cash flow from financing activities for the three months ended September 30, 2004 of approximately $643. This decrease was attributable to a net repayment of debt of $678 and offset by $35 from the exercise of options.

Contractual Obligations.

Our contractual obligations related to non-cancelable operating and capital leases at September 30, 2004 were as follows:


---------------------------------------------------------------------------------------------
                                                          Payment due by period
                                              -----------------------------------------------

                                                       Less than    1-3      3-5    More than
                                               Total    1 year     years    years   5 years
                                              -----------------------------------------------

Demand Notes                                   11,801   11,801

Long-Term Debt

Capital Lease and Other Debt Obligations          111      111

Operating Lease Obligations                     1,926      882      759      285
                                              ----------------------------------------------
Total                                          13,838   12,794      759      285
--------------------------------------------------------------------------------------------

Critical Accounting Policies
----------------------------

      The critical accounting policies are described on pages 19 thru 21 of the financial section of its 2004 annual report. In the circumstances of GMAI's, management believes its "critical accounting policies" are those which encompass the use of estimates (because of inherent subjectivity), revenue recognition, allowance for doubtful accounts and sales returns, inventory valuation and classification.

Risk Factors

      From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

      o Although the Company's results of operations for the years ended June 30, 2003 and 2004 reflect a significant improvement over the results of prior periods, a significant portion of the gross profit for those periods, as well as for the period ending September 30, 2004, was attributable to sales to Afinsa (a related party). A decrease in the level of sales to Afinsa or the termination of the supply agreements with Afinsa could have a material adverse effect on the Company. There is no minimum level of sales provided for under the supply agreements with Afinsa, and the agreements may be terminated upon six month's notice by either party.

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

            GREG MANNING AUCTIONS, INC.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

      The Company has not made any repurchases of its equity securities during the quarter ended September 30, 2004; however, its 69% stockholder, Afinsa Bienes Tangibles, S.A. purchased stock of the Company during the period, as shown in the table below.


-------------------------------------------------------------------------------------------------------
                                                                                (d) Maximum Number
                                                        (a) Total Number        (or Approximate Dollar
                   (a) Total Number    (b) Average      of Shares (or Units)    Value or Shares (or
                   Number of           Price Paid       Purchased as Part       Units) that May Be
                   Shares (or Units    per Share        of Publicly Announced   Purchased Under the
Period             Purchased) 1        (or Unit)        Plans or Programs       Plans or Programs
-------------------------------------------------------------------------------------------------------
     7/1/2004
    7/31/2004                                           None                     None
-------------------------------------------------------------------------------------------------------
     8/1/2004
    8/31/2004                                           None                     None
-------------------------------------------------------------------------------------------------------
     9/1/2004
    9/30/2004           50,000           11.6272        None                     None
-------------------------------------------------------------------------------------------------------
Total                   50,000           11.6272
-------------------------------------------------------------------------------------------------------

     1. Afinsa purchased such shares in open-market transactions, for investment purposes.

            None

Item 3. Defaults Upon Senior Securities

            None

Item 4. Submission of Matters to a Vote of Security Holders

            None

Item 5. Other Information.

            None

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            31.1 Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
            31.2 Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
            32.1  Section 1350 Certification of Chief Executive Officer *
            32.2  Section 1350 Certification of Chief Financial Officer *


            (b) Reports on Form 8-K

                  (1) Report on Form 8-K filed on September 13, 2004, relating to a press release containing material non public information and non-GAAP financial information, issued on September 9, 2004.



*  Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.


Dated:  November 4, 2004
                                     /s/ Greg Manning
                                     -------------------------------------
                                     Greg Manning
                                     Chairman and Chief Executive Officer


                                     /s/ Larry Crawford
                                     -------------------------------------
                                     Larry Crawford
                                     Chief Financial Officer