Form 10-Q
period 2004-12-31
GREG MANNING AUCTIONS INC
filed 2005-02-09
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2004
                              ---------------------

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                           GREG MANNING AUCTIONS, INC.
                           ---------------------------
             (Exact name of Registrant as specified in its Charter)


          Delaware                                               22-2365834
 -----------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


         775 Passaic Avenue
       West Caldwell, New Jersey                                     07006
---------------------------------------                             --------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (973) 882-0004
                                                      -------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes   X        No _____
    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes            No   X
    ------        -----

As of February 8, 2005, Issuer had 27,400,145 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                     Page Number
                                                                     -----------
PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 2004 and December 31, 2004                                 3

        Condensed Consolidated Statements of Earnings for the
        three and six months ended December 31, 2004 and 2003               4

        Condensed Consolidated Statements of Stockholders'
        Equity for the six months ended December 31, 2004                   5

        Condensed Consolidated Statements of Cash Flows for the
        six months ended December 31, 2004 and 2003                         6

        Condensed Consolidated Statement of Comprehensive Income            7
        for the six months ended December 31, 2004 and 2003

        Notes to Condensed Consolidated Financial Statements                8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          25

Item 3. Quantitative and Qualitative Disclosures About Market Risk         38

Item 4. Controls and Procedures                                            39

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings                                                  41

Item 2. Changes in Securities                                              41

Item 3. Defaults Upon Senior Securities                                    41

Item 4. Submission of Matters to a Vote of Security Holders                41

Item 5. Other Information                                                  41

Item 6. Exhibits and Reports on Form 8-K                                   41

Signatures                                                                 42

                 See accompanying notes to financial statements

PART I. FINANCIAL INFORMATION

                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)


                                                                        December 31,      June 30,
                                                                           2004             2004
                                                                        -----------       ---------
                                    Assets                              (Unaudited)       (Audited)
                                    ------
Current Assets
   Cash and Cash Equivalents                                             $  31,789        $  16,263
   Accounts Receivable, Net;
         Auctions and Trade                                                 15,750           14,086
         Related Party                                                       7,995           27,674
         Advances to Consignors                                             11,656            4,032
   Inventory                                                                46,863           40,816
   Deferred Tax Asset                                                        2,613            3,821
   Prepaid Expenses                                                          1,220              674
                                                                         ---------        ---------
         Total Current Assets                                              117,886          107,366

Property and Equipment, Net                                                  3,821            1,936
Goodwill, Net                                                                9,363            9,163
Other Purchased Intangibles, Net                                             1,987            1,898
Marketable Securities                                                          291              186
Other Non-Current Assets
   Loans Receivable - Related Party                                            600              600
   Inventory                                                                 8,250            7,336
   Deferred Tax Asset                                                        1,742            1,959
   Other                                                                       700              240
                                                                         ---------        ---------
         Total Assets                                                    $ 144,640        $ 130,684
                                                                         =========        =========

                       Liabilities and Stockholders' Equity
                       ------------------------------------

Current Liabilities

   Demand Notes Payable - Bank                                           $   6,000        $   8,500
   Notes Payable - Current                                                   5,070            4,090
   Payable to Third Party Consignors                                         6,422           10,387
   Accounts Payable                                                         24,118           20,605
   Accrued Expenses and Other Current Liabilities                            3,758            4,170
   Income Taxes Payable                                                     10,098            7,743
   Advances Payable - Related Party                                           --              3,467
                                                                         ---------        ---------
         Total Current Liabilities                                          55,466           58,962
   Notes Payable - Long Term
                                                                             1,247             --
                                                                         ---------        ---------
         Total Liabilities                                                  56,713           58,962

Stockholders' Equity

Preferred Stock, $.01 par value. Authorized
   10,000 shares; none issued
Common Stock, $.01 par value
   Authorized: 40,000 shares
   Issued: December 31, 2004 - 27,400 shares,
     Outstanding - 27,400 shares                                               277              277
   Issued: June 30, 2004 - 27,716 shares,
     Outstanding - 27,348 shares
Additional paid in capital                                                  69,036           71,431
Accumulated Other Comprehensive Income:                                      5,095            1,832
Retained Earnings                                                           13,519              730
Treasury stock, at cost:
   0 and 368 shares at December 31 and June 30, 2004,
     respectively                                                             --             (2,548)
                                                                         ---------        ---------
         Total Stockholders' Equity                                         87,927           71,722
                                                                         ---------        ---------
         Total Liabilities and Stockholders' Equity                      $ 144,640        $ 130,684
                                                                         =========        =========

                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
                      Consolidated Statements of Operations
                 For the Three and Six Months Ended December 31,
                        (thousands except per share data)
                                   (Unaudited)


                                                          Three Months Ended                     Six Months Ended
                                                             December 31,                          December 31,
                                                       2004                2003              2004                2003
                                                     ---------          ---------          ---------          ---------

Operating Revenues
Sales of inventory                                   $  28,012          $  30,885          $  50,982          $  52,408
Sales of inventory - related party                      27,499             19,967             49,117             30,645
Commissions earned                                       3,429              2,363              6,931              4,649
                                                     ---------          ---------          ---------          ---------
Total Revenues                                          58,940             53,215            107,030             87,702

Cost of merchandise sold                                39,499             39,823             70,427             66,849
                                                     ---------          ---------          ---------          ---------
Gross profit                                            19,441             13,392             36,603             20,853

Operating Expenses
General and Administrative                               2,439              2,609              6,097              4,621
Salaries and Wages                                       3,152              2,810              6,468              4,696
Depreciation and Amortization                              281                226                557                370
Marketing                                                  917                560              1,716                940
                                                     ---------          ---------          ---------          ---------
Total Operating Expenses                                 6,789              6,205             14,838             10,627
                                                     ---------          ---------          ---------          ---------
Operating Income                                        12,652              7,187             21,765             10,226
                                                     ---------          ---------          ---------          ---------

Other Income (Expense)                                    (111)                 7               (132)                24
Interest Income                                            132                 70                394                 85
Interest Expense                                          (237)              (168)              (524)              (377)
Impairment of investment in investee                      --                 (500)              --                 (500)
                                                     ---------          ---------          ---------          ---------
Income before income taxes                              12,436              6,596             21,503              9,458
Provision for income taxes                               4,781              2,538              8,714              2,944
                                                     ---------          ---------          ---------          ---------
Net Income                                           $   7,655          $   4,058          $  12,789          $   6,514
                                                     =========          =========          =========          =========

Basic Earnings per Share
Weighted average shares outstanding                     27,389             26,312             27,363             21,239
                                                     =========          =========          =========          =========
Basic Earnings per share                             $    0.28          $    0.15          $    0.47          $    0.31
                                                     =========          =========          =========          =========

Diluted Earnings per Share
Weighted average shares outstanding                     28,760             28,556             28,695             23,015
                                                     =========          =========          =========          =========
Diluted Earnings per Share                           $    0.27          $    0.14          $    0.45          $    0.28
                                                     =========          =========          =========          =========


                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                        July 1, 2004 to December 31, 2004
                             (amounts in thousands)
                                   (Unaudited)


                                                                          Accumulated
                                        Common Stock         Additional      Other                                  Total
                                   ----------------------     Paid-In     Comprehensive   Retained    Treasury   Stockholders'
                                     Shares        $          Capital       Earnings      Earnings     Stock        Equity
                                   ---------    ---------    ----------  -----------------------------------------------------

  Balance July 1, 2004               27,716     $    277     $ 71,431     $  1,832       $    730    $ (2,548)    $ 71,722

  Exercise of stock options              52                        88                                                   88

  Translation adjustment                                                     3,158                                   3,158

  Options issued for services
    and other-Afinsa (Note 11)                                     65                                                   65

  Unrealized gain from
    Marketable                                                                 105                                     105
  Securities, net of tax

  Retirement of treasury stock         (368)                   (2,548)                                  2,548           --

  Net income - December 31, 2004                                                          12,789                    12,789
                                   --------     --------     --------     --------       --------    --------     --------

  Balance December 31, 2004          27,400     $    277     $ 69,036     $  5,095       $ 13,519    $     --     $ 87,927
                                   ========     ========     ========     ========       ========    ========     ========


                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                      For the Six months ended December 31
                             (amounts in thousands)
                                   (Unaudited)

                                                                                    2004            2003
                                                                                  --------        --------

Net Income                                                                        $ 12,789        $  6,514
Adjustments to reconcile net income to net
cash from operating activities:
       Depreciation and amortization                                                   557             370
       Provision for bad debts                                                          --              71
       Provision for inventory reserve                                                  --             490
       Options issued for services - related party                                      65             130
       Deferred tax (benefit) expense                                                1,425              --
       Impairment of investment in investee                                             --             500
       (Increase) decrease in assets: (net of acquisition amounts)
            Accounts recevable - Trade                                              (1,664)            417
            Accounts recevable - Related Party                                      19,679          (7,359)
            Advances to consignors                                                  (7,624)         (1,799)
            Other                                                                       --          (1,039)
            Inventory                                                               (6,047)         (9,714)
            Prepaid expenses                                                          (546)           (326)
            Other assets                                                            (1,374)           (874)
       Increase (decrease) in liabilities: (net of acquisition amounts)
            Payable to third-party consignors                                       (3,965)           (360)
            Accounts payable                                                         3,513           7,143
            Accrued expenses and other liabilities                                    (412)          4,860
            Advances payable - related party                                        (3,467)             --
            Advances payable                                                            --            (664)
            Income taxes payable                                                     2,355           2,824
                                                                                  --------        --------
                                                                                    15,284           1,184

Capital expenditures for property and equipment                                     (1,944)           (212)
Purchase of Intangible Assets - Acquisitions                                          (450)            (75)
                                                                                  --------        --------
                                                                                    (2,394)           (287)

Net proceeds from (repayment of) demand notes payable                               (2,500)         (2,500)
Proceeds from issuance of loan payable                                               2,227              --
Net proceeds from loans and loans payable                                               --             (97)
Proceeds from exercise of options                                                       88             729
Proceeds from issuance of stock                                                         --           5,536
                                                                                  --------        --------
                                                                                      (185)          3,668

                                                                                     2,821           2,438
                                                                                  --------        --------

                                                                                    15,526           7,003

Beginning of period                                                                 16,263           2,250
                                                                                  --------        --------
End of period                                                                     $ 31,789        $  9,253
                                                                                  ========        ========


                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statements of Comprehensive Income
                      For the Six months ended December 31
                             (amounts in thousands)
                                   (Unaudited)


                                                           2004          2003
                                                         -------       -------

Net Income                                               $12,789       $ 6,514

Other Comprehensive Income
      Unrealized gain on securities, net of tax              105           102
      Currency translation adjustment, net of tax          3,158         2,145
                                                         -------       -------
                                                         $16,052       $ 8,761
                                                         =======       =======





                 See accompanying notes to financial statements

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



(1)  Description of Business

Description of Business
-----------------------

      Greg Manning Auctions, Inc. (GMAI), together with its operating subsidiaries (wholly owned unless otherwise indicated), Ivy & Manning (formerly Mader) Philatelic Auctions, Greg Manning Galleries, Greg Manning Nutmeg Auctions, (d/b/a Nutmeg Stamp Sales), H.R. Harmer, Teletrade, Spectrum Numismatics International, North American Certified Trading, Kensington Associates, Superior Sports Auctions, Bowers & Merena Galleries, Kingswood Coin Auctions, Corinphila Auktionen (65% owned by GMAI), Heinrich Kohler Berliner Briefmarken-Auktionen (66.67% owned by GMAI), Heinrich Kohler Auktionshaus, Heinrich Kohler Briefmarkenhandel, Heinrich Kohler Verwaltungs, Auctentia Deutschland, Auctentia Subastas and GMAI Auctentia Central de Compras (CdC) (collectively, the Company), is a traditional and e-commerce - Internet, interactive telephone, and Internet and live simulcast - auctioneer and merchant/dealer of collectibles, including rare stamps, stamp collections and stocks, coins, sports trading cards and memorabilia, and fine art. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone.

      Afinsa Bienes Tangibles, S.A. (Afinsa) owns 100% of the outstanding stock of Auctentia, S.L. (Auctentia). At December 31, 2004 and 2003, Afinsa and Auctentia collectively beneficially owned approximately 69% and 72%, respectively, of the Company's outstanding common stock.

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

      As a result of transactions under the supply agreements for the six months ended December 31, 2004 and 2003 Afinsa was the Company's significant customer, with revenues accounting for $49,117 or 46% and $30,645 or 35%, respectively.

      Transactions under the supply agreements with Afinsa (a related party) have had a significant effect on the business, financial condition and results of operations of the Company.

Basis of Presentation
---------------------

      The consolidated financial statements of the Company include the accounts of its wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Minority interest is not material to the consolidated financial statements.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      The accompanying condensed consolidated balance sheets as of December 31, 2004 and June 30, 2004 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the six months ended December 31, 2004 and 2003 have been prepared from the books and records maintained by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      New Accounting Pronouncements
      -----------------------------

Share-Based Payment
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first interim or annual period beginning after June 15, 2005. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

Inventory costs
In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing," to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005, however, early adoption of this Statement is permitted. The Company does not anticipate an impact from the adoption of this statement.

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

      As of December 31, 2004 and June 30, 2004, the allowance for doubtful accounts included in auction receivables was approximately $603 and $1,095, respectively.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


4)    Marketable Securities

      Investments available for sale in marketable securities as of December 31, 2004 and June 30, 2004 is as follows:

                                                         Market      Unrealized
                                             Cost        Value       Gain (Loss)
                                            -----        ------      ----------

December 31, 2004       Common Stock        $ 285        $  291         $   6

June 30, 2004           Common Stock        $ 285        $  186         $ (99)

      The unrealized gain (loss) is classified as a separate component of stockholders' equity, net of tax.

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



(7)   Earnings per common and common equivalent share

      The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                             Six months ended
                                                               December 31,
                                                           ---------------------
                                                            2004         2003
                                                           ---------------------
          BASIC EARNINGS PER SHARE:

Numerator:

Earnings available to common stockholders                   $12,789      $ 6,514

Denominator:

Weighted average common shares outstanding                   27,363       21,239

Net earnings per share: - Basic                                0.47         0.31
                                                            =======      =======

         DILUTED EARNINGS PER SHARE:

Numerator:

Earnings available to common stockholders                   $12,789      $ 6,514

Denominator:

Weighted average common shares outstanding                   27,363       21,239

Effect of dilutive securities - stock options                 1,332        1,776
                                                            -------      -------
Weighted average common shares  - assuming
 dilution                                                    28,695       23,015

Net earnings per share: - Diluted                              0.45         0.28
                                                            =======      =======

      Common share equivalents consist of employee stock options using the treasury stock method. For the six months ended December 31, 2004 and 2003, 313,500 and 1,000 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company's common stock during the period, and therefore the effect is antidilutive.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


8)    Acquisitions

      H.R. Harmer, Inc.

      On July 30, 2004, GMAI acquired the business assets of H.R. Harmer, LLC of New York, New York, which is engaged in the sale of primarily owned inventory to mid- and upper-end collectors. The purchase price for the assets was $351, which was paid at closing. The business will be operated through a recently formed subsidiary, H.R. Harmer, Inc.

Tangible and intangible assets acquired:
Current assets....................................................... $      0
Intangible Assets....................................................      151
Goodwill.............................................................      200
                                                                      --------
Total tangible and intangible assets acquired,
purchase price.                                                       $    351
                                                                      ========

(9)   Inventories

      Inventories as of December 31, 2004 consisted of the following:

                                                  Current   Non-current   Total
                                                  -------   -----------   -----

  Stamps                                          $34,261      8,025     42,286
  Coins                                            12,121       --       12,121

  Sports Collectibles                                 478       --          478
  Other                                                 3        225        228
                                                  -------    -------    -------
                                                  $46,863    $ 8,250    $55,113
                                                  =======    =======    =======

Inventories as of June 30, 2004 consisted of the following:

                                                  Current   Non-current   Total
                                                  -------   -----------   -----

  Stamps                                          $28,774    $ 7,111     $35,885
  Coins                                            11,555       --       11,555
  Sports Collectibles                                 484       --          484
  Other                                                 3        225        228
                                                  -------    -------    -------
                                                  $40,816    $ 7,336    $48,152
                                                  =======    =======    =======

      The above inventory amounts reflect net realizable (LCM) allowances of approximately $1,455 and $1,439 at December 31, 2004 and June 30, 2004 respectively. The non-current inventory represents an estimate of inventory for which there is a specific plan in place for their sale beyond one year after purchase. The classification as long-term is based on the expected period in which the Company expects to sell this inventory, if greater than a year from the balance sheet date. Once the selling period is identified, the non-current amounts are classified to current.

      Inventories are stated at the lower of cost or market. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



items of inventory. The Company reports the sale of this inventory as revenue because the Company purchases this inventory from the supplier and ultimately sells it to the end user. During this process the Company acts as the principal in these transactions; in other words, the Company takes title to the inventory and bear all the risks relating to loss, collections, delivery and returns. The Company, and not the supplier, determines the selling price to the end user.

      The change in the non-current inventory from June 30, 2004 to December 31, 2004 is the result of the effect of changes in foreign currency translations.

(10)  Property and Equipment

      On December 22, 2004 the Company purchased its premises located in West Caldwell, New Jersey for a purchase price of approximately $1,744.

(11)  Intangible Assets

      Goodwill

      The changes in the carrying value of goodwill for the year ended June 30, 2004 and the six months ended December 31, 2004 are as follows:

      Balance - July 1, 2003                       $1,516
      Purchased Goodwill - Auctentia                5,387
      Purchased Goodwill - Nutmeg Stamp               500
      Purchased Goodwill - Bowers & Merena          1,760
                                                   ------

      Balance - June 30, 2004                      $9,163
                                                   ======

      Balance - July 1, 2004                       $9,163
      Purchased  Goodwill  - HR Harmer, Inc.          200
                                                   ------

      Balance - December 31, 2004                  $9,363
                                                   ======

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



      Other Purchased Intangibles

      At December 31, 2004 and June 30, 2004, acquired intangible assets were comprised of the following (in thousands):

December 31,
 2004                   Estimated
                          Useful      Gross
                          Lives      Carrying     Accumulated    Net Book
                         (Years)      Amount      Amortization    Value
--------------------------------------------------------------------------
Trademarks                 5-16       $ 3,550       $(2,254)      $ 1,296
Customer Lists             3- 5         1,930        (1,239)          691
                                      -------       -------       -------
                                      $ 5,480       $(3,493)      $ 1,987
                                      =======       =======       =======


June 30,
 2004                   Estimated
                          Useful      Gross
                          Lives      Carrying     Accumulated    Net Book
                         (Years)      Amount      Amortization    Value
--------------------------------------------------------------------------
Trademarks                 5-16       $ 3,500       $(2,172)      $ 1,328
Customer Lists             3- 5         1,730        (1,160)          570
                                      -------       -------       -------
                                      $ 5,230       $(3,332)      $ 1,898
                                      =======       =======       =======


All of the Company's intangible assets are subject to amortization. Amortization expense (exclusive of impairment charges) for acquired intangible assets for the three and six months ended December 31, 2004 were approximately $86 and $162, respectively, and for the three and six months ended December 31, 2003 was $28 and 48, respectively.

      Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

For The Twelve Month Period Ended
December 31,           Amount
--------------------------------------

2005                     343
2006                     342
2007                     321
2008                     321
2009                     123
Thereafter               537
                        -----
Total                  $1,987
                        =====

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(12)  Related-party Transactions

      At December 31, 2004 and 2003, Afinsa and Auctentia collectively beneficially owned approximately 69% and 72%, respectively, of the Company's outstanding common stock. Esteban Perez, Chairman of the Board of Directors and Chief Corporate Strategy Officer for the Company, is Chairman of the Board of Directors and Chief Executive Officer of Auctentia. Carlos de Figueiredo, the First Vice Chairman of the Board of the Company, is also director of Afinsa and an immediate family member of a 50% stockholder of common stock of Afinsa. Emilio Ballester, a director of the Company, is Global Strategic Investment Officer of Afinsa. Ramon Egurbide, CEO of European Operations for the Company, is Managing Director of Auctentia.

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

      At December 31, 2004 and June 30, 2004, Afinsa had outstanding accounts receivable balances of approximately $7,995 and $27,674, respectively, and such amounts are included in the accompanying Consolidated Balance Sheets as Accounts Receivable-related party. During the six months ended December 31, 2004 and 2003, sales to Afinsa were approximately $51,117 and $30,645, respectively, and are included in the accompanying Consolidated Statements of Operations as Sales of Inventory - Related Party.

      At June 30, 2004 Afinsa had advanced $3,467 to the Company for the purchase of product relating to the supply contracts referred to above. Such amount is included in the accompanying Consolidated Balance Sheet as Advances Payable - related party. The amount was repaid in full in the six months ended December 31, 2004.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



      The Company granted options to certain employees of Afinsa for services. For the six months ended December 31, 2004 such amounts were recorded at fair value, which amounted to $65.

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

      On July 1, 2004, one of the minority shareholders of Corinphila Auktionen made a loan to that company in the aggregate amount of $1,200. This loan bears interest at the rate of 4% per annum and the maturity date is undefined but with a six month notice. As of December 31, 2004 the loan balance was $705.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



(13)   Debt

Demand Notes Payable
--------------------
                                                  December 31,     June 30,
                                                      2004           2004
The Company has an agreement  with PNC Bank for
a line  of  credit  not to  exceed  $10,000  as
amended    in    December    2004.    Available
borrowings are based on certain  limitations as
set forth in the agreement,  and are reduced by
any outstanding  letters of credit. The loan is
collaterized by accounts receivable,  consignor
advances and  inventory.  Borrowings  under the
line  bear   interest  at  the  "prime"   rate;
provided   that  the  Company  has  the  right,
subject to certain  conditions,  to borrow at a
rate equal to LIBOR  plus 2.5% per  annum.  The
credit  line  expires  on  May  27,  2005.  The
agreement     contains    certain     financial
covenants;  which include a limit on total debt
and  capital  expenditures;  debt  to  earnings
before     depreciation    and    amortization,
interest,  and taxes;  fixed  charge  coverage;
and minimum  liquidity;  as further  defined in
the debt agreement.                                $  3,500          6,000

On April 17, 2003,  the Company  entered into a
revolving    credit    agreement   with   Banco
Santander Central Hispano,  S.A., providing for
a credit  facility of up to $2,500.  Borrowings
under this  facility bear interest at a rate of
prime  plus  .25%  per  annum.   The  Company's
obligations   under  the  agreement  have  been
guaranteed by Afinsa.  The  agreement  contains
other   financial   agreements  and  covenants,
including  the   requirement   that   Auctentia
maintain at least 43% of all of the  authorized
issued and  outstanding  shares of voting stock
of  the  Company.  As  extended,  the  facility
expires on April 12, 2005.                            2,500          2,500

                                                   --------     ----------
Total Demand Notes Payable - Bank                  $  6,000     $    8,500
                                                   ========     ==========

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



Notes Payable
-------------
                                                  December 31,     June 30,
                                                      2004           2004

On December  22, 2004,  the Company  obtained a
mortgage  from PNC Bank,  N.A.,  to finance the
purchase  of its  corporate  headquarters.  The
mortgage provides for 59 principal  payments of
$7 with a final  payment of $882 due on January
1, 2010.  Under the financing  agreements,  the
bank may call the  mortgage  loan at any  time,
in which  case the  mortgage  loan  will be due
and payable one year and one day  following the
exercise of such call option.  Further,  if the
Company  terminates its line of credit with the
bank,  the  mortgage  loan will be payable  one
year and one day following such termination.      $  1,313        $     -

The  Company  obtained  a  secured  loan from a
privately  held capital coin fund which expires
June 30, 2005. This loan is  collateralized  by
certain  inventories  and bears  interest  at a
rate of 10% per annum.                               4,000          4,000

On July 1, 2004, one of the minority
shareholders of Corinphila Auktionen made a
loan to that company in the aggregate amount
of $1,200.  This loan bears interest at the
rate of 4% per annum and is repayable on
demand, upon six months' notice (related
party).                                                705              -

Other                                                  299             90
                                                   -------       --------
Total Notes Payable                                  6,317          4,090

Less: current portion                                5,070          4,090
                                                   -------       --------

Notes Payable - Long-term Portion                  $ 1,247       $      -
                                                   =======       ========


(14)  Other Major Customers (Excluding Afinsa)

      The Company had no other major customers for the six months ended December 31, 2004 and 2003, respectively. Major customers (other than Afinsa) are those that accounted for more than 10% of sales.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



(15)  Income Taxes

      Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at December 31, 2004 and June 30, 2004 are as follows:

                                                          December 31,  June 30,
                                                             2004         2004
                                                          -----------   -------
     Current assets and liabilities

     Allowance for doubtful accounts                          195          160

     Inventory valuation reserve                              522          522

     Inventory uniform capitalization                         342          352
     Net federal, state operating loss
     carry-forwards                                         1,554        2,787
                                                           ------       ------

     Net current deferred tax asset                         2,613        3,821
                                                           ======       ======

     Non-current assets and liabilities
     Goodwill and intangible amortization
         and impairment                                     1,522        1,611

     Depreciation                                              60          100
     Net state operating and capital loss
         carry-forwards                                     1,698        1,746

     Investments in equity-method investees                   204          204

     Investments in marketable securities                    --             40
                                                           ------       ------
                                                            3,484        3,701

     Valuation allowance, provision for
         income taxes                                      (1,742)      (1,742)
                                                           ------       ------

     Net non-current deferred tax asset                     1,742        1,959
                                                           ======       ======


      The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets. During the period ended December 31 2004, the Company continues to believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. However, the Company still believes uncertainty exists regarding the realizability of certain deferred tax assets, and accordingly established a valuation allowance, based on management's estimates, against these specific deferred tax assets.

      During 2002, both the State of New Jersey and California passed tax legislation, which, among other things, requires the suspension of the use of state net operating loss carry-forwards "NOL's" for two years. As a result, there was no utilization of these state NOL's in the provision for state income taxes for the six months ended December 31, 2004. In order to compensate for the suspension of the state net operating losses, the period of availability has been extended by two years. During 2004, the State of New Jersey required that the utilization of net operating losses be limited to 50% of net income for fiscal year 2005 and thereafter.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



      The provision for (benefit from) income taxes for the six months ended December 31, 2004 and 2003 consist of the following:


                                                        December 31,    December 31,
                                                           2004             2003
                                                        -----------     -----------

Current tax expense                                       7,289            2,944
Deferred tax expense (benefit)                            1,425              --
Net Change in valuation
allowance                                                   --               --
                                                          -----            -----

                                                          8,714            2,944
                                                          =====            =====

The above is further comprised of the following:

Current tax expense
    Federal                                               5,048              --
    State                                                   807              300
    Foreign                                               1,434            2,644
                                                          -----            -----

                                                          7,289            2,944
                                                          =====            =====

Deferred tax expense - net of
change in valuation allowance
    Federal                                               1,036              --
    State                                                   389              --
    Foreign                                                 --               --

                                                          -----            -----
                                                          1,425              --
                                                          =====            =====

      The Company has remaining available federal net operating loss carry forwards of approximately $2,800 expiring at various times, beginning fiscal year ending 2019 through fiscal year ended 2022. The future utilization of these net operating loss carry forwards may be significantly limited in under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

      As a result of an increase in stock ownership of the Company by Afinsa (a related party), as discussed in Note 1, the Company was deemed to have a change of ownership for federal income tax purposes. As a result there was a limitation on the amount of federal net operating loss carry forwards that could be used in the current year to offset federal taxable income.

      The Company has remaining available net operating loss carry forwards for state tax purposes of approximately $9,400 expiring at various times beginning in the fiscal years ending 2008 through 2012.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



(16)   Stock-Based Compensation

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

                                                            Six months ended
                                                              December 31,
                                                        ------------------------
                                                           2004          2003
                                                        ------------------------

Net income - as reported                                $   12,789     $   6,514
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects                                                      1,641           715
                                                        ----------     ---------
Pro forma net income                                    $   11,148     $   5,799
                                                        ==========     =========

Net income per share:
Basic earnings per share - as reported                  $     0.47          0.31
Basic earnings per share - proforma                     $     0.40     $    0.27
                                                        ==========     =========

Net income per share:
Diluted earnings per share - as reported                $     0.45          0.28
Diluted earnings per share - proforma                   $     0.38     $    0.25
                                                        ==========     =========

      On January 10, 2005, the Compensation Committee of the Company's Board of Directors approved the acceleration of the vesting of the unvested portion of all options to purchase shares of the Company's Common Stock awarded under the Company's Stock Incentive Plan of 1997, as amended, having an exercise price greater than the closing price at December 31, 2004 of $12.40 per share. This acceleration is effective as of December 31, 2004 and relates to 312,500 options that were granted on March 31, 2004 to executive officers and directors of the Company. The new vest date applies to the unvested one-half of the shares in the original grants.

      Because they will be vested as of December 31, 2004, these options may be exercised after that date should the price of the Company's Common Stock appreciate above the original grant price of $14.22 per share. All the other terms and conditions applicable to outstanding stock option grants still apply. No other stock grants are affected.

      The acceleration eliminates future compensation expense the Company would otherwise recognize in its income statement with respect to these options once FASB Statement No. 123R (Share-Based Payment) becomes effective in 2005. The future expense that is eliminated is approximately $2.0 million. This

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


amount will instead be reflected in pro forma footnote disclosure to the second quarter 2005 financial statements. This footnote treatment is permitted under the transition guidance provided by the FASB.


(17)  Geographic Information

Geographic net sales based on customer location were as follows:

                  Six Months Ended
                     December 31,
                   2004       2003
                --------   --------

United States   $ 56,100   $ 47,174
Asia Pacific        --          378
Europe            50,930     40,150
                --------   --------
                $107,030   $ 87,702
                ========   ========


Net property, plant and equipment by geographic area was as follows:

              December 31,  June 30,
                 2004        2004
              -----------   -------

United States   $2,524      $  861
Spain            1,010         950
Other Europe       287         125
                ------      ------
                $3,821      $1,936
                ======      ======


 (18) Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

                                              Six months ended
                                                December 31,
                                               (in thousands)

                                               2004       2003
                                             -------    -------
Interest paid                                $   234    $   377
Income taxes paid                              7,829        150

Summary of significant non-cash transactions:

Common stock issued for inventory                  -     10,118
Common stock issued for Auctentia                  -      6,004

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



(19)  Subsequent Event

On February 1, 2004, the Company entered into a definitive agreement to acquire all of the outstanding capital stock of John Bull Stamp Auctions, Ltd., located in Hong Kong, for an aggregate purchase price of HK$1,500 (approximately U.S.$
200), all of which will be paid at closing. The closing, which is subject to standard conditions, is expected to occur within 30 days.

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


                                                           For the Six months ended
                                             ------------------------------------------------------
                                                  December 31,                   Percentages
                                             ----------------------         -----------------------
                                               2004          2003             2004            2003
                                             -------        -------         -------         -------

Aggregate Sales                              136,007        100,954             100%            100%
                                             =======        =======         =======         =======
        By Source:
              A. Auction                      35,908         17,901              26%             18%
              B. Sales of Inventory           50,982         52,408              38%             52%
              C. Related Party                49,117         30,645              36%             30%
                                             -------        -------         -------         -------
                                             136,007        100,954             100%            100%
                                             =======        =======         =======         =======
        By Market:
              A.Philatelics                   68,473         49,700              50%             49%
              B. Numismatics                  67,469         50,437              50%             50%
              C. Sports Collectibles              65            316               0%              0%
              D. Art                              --              1              --               0%
              E. Other Collectibles               --            500              --               1%
                                             -------        -------         -------         -------
                                             136,007        100,954             100%            100%
                                             =======        =======         =======         =======


      The Company's aggregate sales are generated by the sale of property at auction, by private treaty and by sale of the Company's inventory, including sales under the exclusive supply contracts between the Company and Afinsa Bienes Tangibles, S.A. ("Afinsa"), dated August 1, 2003, as amended. Afinsa and its wholly owned subisidary Auctentia, S.L. ("Auctentia"), collectively beneficially own approximately 69% of the Company's common stock.

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

      The Company's operating expenses consist of general and administrative expenses, salaries, marketing and depreciation expenses for the three and six months ended December 31, 2003 and 2004. General and administrative expenses are incurred to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

      Sales of inventory to Afinsa (a related party) under the exclusive supply contracts represented a significant portion of the Company's aggregate sales, revenue and gross profit for the three and six months ended December 31, 2004. There is no assurance that such sales, revenues and gross profit will continue at this level (see "Issues and Uncertainties", below).

      Sales of philatelic material to Afinsa under the contracts are made via the fulfillment of purchase orders from Afinsa. The Company generally purchases, inspects, and processes the philatelic materials in a format specified by Afinsa. The prices for material sold by the Company to Afinsa under the contracts are based on Afinsa's "bid" prices, which are determined with reference to prices for such material contained in catalogs that are used throughout the industry. In certain cases the Company obtains independent appraisals of such catalog prices. Although the actual percentage of catalog value varies based on the type of material involved and related supply and demand factors, the Company believes that in any given case, the percentage is substantially equivalent to what would be charged by a clearly independent party. In addition to receiving the purchase price for the material sold, the Company receives a 10% sourcing fee from Afinsa on all material sold for the consolidation and processing of the stamps. The Company believes that the delivery and payment terms with Afinsa do not differ materially from those that would be negotiated with other major customers in the industry. All transactions with Afinsa are "related party" transactions under applicable Nasdaq listing standards.

Three months ended December 31, 2004
Compared with the three months ended December 31, 2003

Revenues


                                Three months ended December 31, 2004             Three months ended December 31, 2003
                             ---------------------------------------------    --------------------------------------------
                            Revenues     Cost of     Gross        Gross       Revenues     Cost of      Gross       Gross
                                       Goods Sold    Profit       Profit %               Goods Sold     Profit      Profit
                             ---------------------------------------------    --------------------------------------------

 Existing Operations          28,159      25,596       2,563           9%      24,785      21,669        3,116         13%

 Expanded Operations          30,781      13,903      16,878          55%      28,430      18,154       10,276         36%
                            ----------------------------------------------------------------------------------------------
                              58,940      39,499      19,441          33%      53,215      39,823       13,392         25%
                            ==============================================================================================

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

Revenues:

      The Company recorded an increase in total revenues of approximately $5,725 (11%), to approximately $58,940 for the three months ended December 31, 2004 from approximately $53,215 for the three months ended December 31, 2003.

      Revenues from Existing Operations were $28,159 for the three months ended December 31, 2004, an increase of $3,374 (or 12%) from $24,785 for the three months ended December 31, 2003.

      Revenues attributable to Expanded Operations for the three months ended December 31, 2004 were as follows: $347 from the seven new European subsidiaries; $2,935 from the four new U.S. subsidiaries; and $27,499 under the exclusive supply contracts with Afinsa (a related party). The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

      For the three months ended December 31, 2004, the total revenue of approximately $58,940 comprised approximately $55,511 of revenue from sales of owned inventory and approximately $3,429 of commissions resulting from sales of consigned materials.

      The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

      Gross profit increased approximately $6,049 (31%), to approximately $19,441 for the three months ended December 31, 2004 from approximately $13,392 for the three months ended December 31, 2003. The increased gross profit was the result of an increase in revenue of $5,725, coupled with an increase in gross profit percentage from Expanded Operations; the overall gross profit percentage increased from 25% for the three months ended December 31, 2003 to 33% for the three months ended December 31, 2004.

      The largest contributing factor to the increase in gross profit and gross profit percentage was $27,499 in direct sales to Afinsa (a related party) in the three months ended December 31, 2004 as compared to $19,967 for the three months ended December 31, 2003, under the exclusive supply contracts (part of Expanded Operations). Exclusive of sales to Afinsa, the gross profit decreased from 21% for the quarter ended December 31, 2003 to 15% for the quarter ended December 31, 2004.

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

Operating Expenses:


                                              Existing                            Expanded                     Total
                                             Operations                          Operations                  Operations
                                  --------------------------------    -------------------------------       ------------
                                     Three months ended December         Three months ended December
                                  --------------------------------    -------------------------------
                                  2004     2003    Variance  Var %    2004     2003   Variance    Var %     2004     2003
--------------------------------------------------------------------------------------------------------------------------
General & Administrative          1,172    1,559      (387)   -25%    1,267    1,050      217        21%    2,439    2,609

Salaries                          1,484    2,192      (708)   -32%    1,668      618    1,050       170%    3,152    2,810

Marketing                           236      475      (239)   -50%      681       85      596       701%      917      560

Depreciation & Amortization          84      128       (44)   -34%      197       98       99       101%      281      226
                                ------------------------------------------------------------------------------------------
                                  2,976    4,354    (1,378)   -32%    3,813    1,851    1,962       106%    6,789    6,205
---------------------------------=========================------------=======================---------------==============


      The Company's operating expenses increased approximately $584 (9%) during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Operating expenses attributable to Existing Operations declined $1,378 (32%). However, when adjusted for corporate overhead charged to the expanded operations, $100, the quarter over quarter operating expenses decreased $1,278 (29%). Operating expenses of $1,578 for the three months ended December 31, 2004, a decrease of $273 as compared to $1,851 for the three months ended December 31, 2003 were attributable to the operations of the seven European subsidiaries (part of Expanded Operations). Operating expenses were $2,235 from the four U.S. subsidiaries (part of Expanded Operations). The acquisitions of the four new U.S. subisidaries took place after December 31, 2003; therefore, there was no activity attributable to the operation of these subsidiaries for three months ended December 31, 2003.

      With respect to Existing Operations, general and administrative expenses decreased $387 (25%). The decrease when adjusted for corporate overhead charged to Expanded Operations decreased $287 or (18%). Auction expenses are included as general and administrative expenses and increased $310 from $350 for the three months ended December 31, 2003 to $660 for the three months ended December 31, 2004. Auction expenses attributable to Expanded Operations accounted for $140 of the increase. In the remaining increase of $170 there was an increase in auction expenses of $197 in existing coin companies and a slight decrease of $38 for auction expenses for existing stamp companies. Excluding auction expenses and corporate overhead charges to Expanded Operations, general and administrative expenses decreased $482 (21%), resulting from synergies achieved from the acquisitions in the third quarter of fiscal 2004, which offset a duplication of overhead expenses during the second quarter of fiscal 2004 resulting from the relocation of one of the Company's subsidiaries. Offsetting these reductions, general and administrative expenses for corporate overhead increased by $315 and was due to the following: an increase in professional fees in the amount of $76 (largely due to costs associated with compliance with the Sarbanes-Oxley Act of 2002 and audit fees for the European acquisitions), increased insurance costs of $18 and an increase of $14 in bank fees to secure the new line of credit.

      Total salaries and wages increased approximately $342 (12%) for the three months ended December 31, 2004. Salaries and wages for existing operations decreased $708 (32%) from $2,192 for the three months ended December 31, 3002 to $1,484 for the three months ended December 31, 2004. The largest factor in the decrease was the fact that there were no executive bonuses accrued for in the quarter ended December 31, 2004. Because of increased profitability, all fiscal 2005 year end bonuses were fully accrued for in the first quarter, whereas in the three months ended December 31, 2003 there were bonuses accrued for in the amount of $513. In salaries as in general and administrative expenses there was a duplication of salaries during the three months ended December 31, 2003 as a result of the moving of a company to the west coast which also accounted for the higher salaries in the three months ended December 31, 2003.

      Marketing expenses for Existing Operations decreased approximately $239 (50%), to $236 for the three months ended December 31, 2004 from $475 for the three months ended December 31, 2003, with $184 being attributed to there being two fewer major live philatelic auctions in the three months ended December 31, 2004. The major components of marketing expense are catalogs and advertising.

      Depreciation and amortization for Existing Operations decreased for the three months ended December 31, 2004 by approximately $44 (34%), as a result of the capitalized costs for the development of the Company`s web site as well as new financial software became fully depreciated during the previous quarters.

      Increased costs for the three months ended December 31, 2004 were offset by revenue increases during the period as operating costs as a percentage of operating revenue was 12% for the three months ended December 31, 2004 and 2003, respectively. As compared to aggregate sales, the operating costs were 10% for the three months ended December 31, 2004 and 2003, respectively.

Interest income and expense:

      Interest expense (net of interest income) for the three months ended December 31, 2004 increased approximately $7 from the three months ended December 31, 2003, from approximately $98 to approximately $105. Interest income increased by $62 for the three months ended December 31, 2004 over December 31, 2003 due largely to $44 of interest income generated from advances to consignors by Expanded Operation's companies, an additional $15 from European investments which were $58 for the three months ended December 31, 2004 as opposed to $43 for the three months ended December 31, 2003. Interest expense increased $69 in large part due to an increase in loan balances outstanding at December 31, 2004 of approximately $11,004, excluding the recently acquired mortgage commitment, from approximately $4,669 for the period ended December 31, 2003.

Other income and expense:

      Other income (expense) decreased from income of $7 for the three months ended December 31, 2003 to expense of $111 for the three months ended December 31, 2004. Of the net change of $118, $141 was the result of adjusting inter-company loans and interest to reflect changes in the fluctuation of the value of the dollar versus the euro.

Provision for Income Taxes:

      The Company's effective tax rates for the three months ended December 31, 2004 and December 31, 2003 were approximately 38% and 31%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. The increase in the provision for income taxes is mainly due to the lower than normal prior year balance. Based on the evaluation of relevant factors last year, a valuation allowance for deferred tax assets was recorded because it was determined that it was more likely than not that a portion or all of the deferred tax assets would not be realized. The uncertainty with generating sufficient taxable income in the future to offset the deductibility of the temporary difference. However, as the situation improved during the fiscal year ended June 30, 2004, a 100% valuation allowance was determined to be no longer necessary. Our provision for income taxes represents our estimate of the full year's tax rate based upon the expected taxable income taxed at the applicable jurisdiction. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

      Recent New Jersey tax legislation will provide for the utilization of a portion of net operating losses for fiscal year 2005 and thereafter.

Net Income:

      The Company's increase in gross profit of approximately $6,049 for the three months ended December 31, 2004 was partially offset by an increase in operating expenses of $585 resulting in a net gain of 5,464 in operating income.

Six months ended December 31, 2004
Compared with the six months ended December 31, 2003

Revenues


                             Six months ended December 31, 2004             Six months ended December 31, 2003
                        ----------------------------------------------   -----------------------------------------
                        Revenues    Cost of       Gross       Gross      Revenues   Cost of      Gross      Gross
                                   Goods Sold     Profit      Profit %             Goods Sold    Profit     Profit
                        ----------------------------------------------   -----------------------------------------

Existing Operations       51,157      45,984       5,173        10%      47,552      41,229       6,323       13%
Expanded Operations       55,873      24,443      31,430        56%      40,150      25,620      14,530       36%
                         ----------------------------------------------------------------------------------------
                         107,030      70,427      36,603        34%      87,702      66,849      20,853       24%
-------------------------========================================================================================

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

Revenues:

      The Company recorded an increase in total revenues of approximately $19,328 (22%), to approximately $107,030 for the six months ended December 31, 2004 from approximately $87,702 for the six months ended December 31, 2003.

      Revenues from Existing Operations were $51,157 for the six months ended December 31, 2004, an increase of $3,605 (or 8%) from $47,552 for the six months ended December 31, 2003.

      Revenues attributable to Expanded Operations for the six months ended December 31, 2004 were as follows: $1,813 from the seven new European subsidiaries; $4,943 from the four new U.S. subsidiaries; and $49,117 under the exclusive supply contracts with Afinsa (a related party). The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

      For the six months ended December 31, 2004, the total revenue of approximately $107,030 comprised approximately $100,099 of revenue from sales of owned inventory and approximately $6,931 of commissions resulting from sales of consigned materials.

      The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

      Gross profit increased approximately $15,750 (76%), to approximately $36,603 for the six months ended December 31, 2004 from approximately $20,853 for the six months ended December 31, 2003. The increased gross profit was the result of an increase in revenue of $19,328, coupled with an increase in gross profit percentage from 24% for the six months ended December 31, 2003 to 34% for the six months ended December 31, 2004.

      The largest contributing factor to the increase in gross profit and gross profit percentage was $49,117 in direct sales to Afinsa (a related party) in the six months ended December 31, 2004 as compared to $30,645 for the six months ended December 31, 2003, under the exclusive supply contracts (part of Expanded Operations). Exclusive of sales to Afinsa, the gross profit percentage decreased from 19% for the six months ended December 31, 2003 to 18% for the six months ended December 31, 2004. There were no sales under the exclusive supply contracts prior to September 1, 2004, with the result that there were only four months of revenue attributable to sales thereunder for the six months ended December 31, 2003.

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


Operating Expenses


                                              Existing                            Expanded                     Total
                                             Operations                          Operations                  Operations
                                  --------------------------------    -------------------------------       ------------
                                       Six months ended December           Six months ended December
                                  --------------------------------    -------------------------------
                                  2004    2003    Variance  Var %    2004     2003   Variance     Var %    2004     2003
--------------------------------------------------------------------------------------------------------------------------
General & Administrative         2,477    3,154      (677)   -21%    3,620    1,467    2,153       147%    6,097    4,621
Salaries                         3,245    3,893      (648)   -17%    3,223      803    2,420       301%    6,468    4,696
Marketing                          488      810      (322)   -40%    1,228      130    1,098       845%    1,716      940
Depreciation & Amortization        173      241       (68)   -28%      384      129      255       198%      557      370
                                 ----------------------------------------------------------------------------------------
                                 6,383    8,098    (1,715)   -21%    8,455    2,529    5,926       234%   14,838   10,627
---------------------------------=========================-----------=======================--------------===============

      The Company's operating expenses increased approximately $4,211 (40%) during the six months ended December 31, 2004 as compared to the six months ended December 31, 2003. Operating expenses attributable to Existing Operations declined $1,715 (21%), however, when adjusted for corporate overhead charged to the expanded operations, $554, the year-to-year operating expenses decreased $1,161 (14%). Operating expenses of $4,333 for the six months ended December 31, 2004, an increase of $1,804 as compared to $2,529 for the four months ended December 31, 2003, was attributable to the operations of the seven European subsidiaries (part of Expanded Operations) and $4,122 of the increase related to the four U.S. subsidiaries (part of Expanded Operations). It should be noted that in the six months ended December 31, 2003 there were only four months of operations for the seven European subsidiaries, and there was no activity for the four new U.S. subsidiaries since those acquisitions had not taken place as of December 31, 2003.

      With respect to Existing Operations, general and administrative expenses decreased $735 (31%). The decrease, when adjusted for corporate overhead charged to Expanded Operations, decreased $123 or (5%). Auction expenses are included as general and administrative expenses and increased $58 from $801 for the six months ended December 31, 2003 to $859 for the six months ended December 31, 2004. There was an increase in auction expenses of $231 in existing coin companies and offsetting this increase was a decrease of $173 for auction expenses for existing stamp companies as there were two fewer stamp auctions in the six months ended December 31, 2004. Excluding auction expenses, general and administrative expenses decreased $623 (63%). The second quarter of fiscal 2003 had a duplication of overhead as an east coast company was being moved to the west coast and synergies as the result of the acquisitions in the United States in the 3rd quarter of the fiscal year ended 2004 resulted in the reduction of $550 of general and administrative expenses. Offsetting these reductions general and administrative expenses for corporate overhead increased by $315 and was primarily due to the following: an increase in professional fees in the amount of $163 (largely due to costs associated with compliance with the Sarbanes-Oxley Act of 2002 and audit fees for the European acquisitions), increased insurance costs of $35, repairs and maintenance of $43 to upgrade the Corporate offices and an increase of $15 in bank fees to secure the new line of credit.

      Salaries and wages for Existing Operations decreased approximately $648 (17%) for the six months ended December 31, 2004. There was, however, an allocation of $378 of salaries to cost of goods sold to reflect salaries directly related to the exclusive supplier agreement with Afinsa. When adjusted for this allocation, actual salaries for the six months ended December 31, 2004 decreased $270 (7%) when compared to December 31, 2003, which did not have the salary allocation for the exclusive supplier agreement. In salaries as in general and administrative expenses there was a duplication of expenses during the second quarter of fiscal 2003 as a result of the moving of a company to the west coast and coupled with synergies with the consolidation of salaries in the current fiscal year resulted in a reduction of $294 in salaries.

      Marketing expenses for Existing Operations decreased approximately $322 (40%), to $488 for the six months ended December 31, 2004 from $810 for the six months ended December 31, 2003, with $260 being attributed to there being two fewer major auctions in the six months ended December 31, 2004. The major components of marketing expense are catalogs and advertising.

      Depreciation and amortization for "existing operations" decreased for the six months ended December 31, 2004 by approximately $68 (28%), as capitalized costs for the development of the Company`s web site became fully depreciated during the previous quarters.

      Increased costs for the six months ended December 31, 2004 were not offset by revenue increases during the period as operating costs as a percentage of operating revenue increased to 14% for the six months ended December 31, 2004, from 12% for the six months ended December 31, 2003. As compared to aggregate sales, the operating costs were 11% for the six months ended December 31, 2004 and 2003, respectively.

Interest income and expense:

      Interest expense (net of interest income) for the six months ended December 31, 2004 decreased approximately $162 from the six months ended December 31, 2003, from approximately $292 to approximately $130. Interest income increased by $309 for the six months ended December 31, 2004 over December 31, 2003 due largely to $146 of interest income generated from advances to consignors by Expanded Operation's companies, an additional $102 from European investments which were $145 for the six months ended December 31,2004 as opposed to $43 for the four months ended December 31, 2003 and an additional $61 from existing companies. Interest expense increased $147 in large part due to an increase in loan balances outstanding at December 31, 2004 of approximately $6,500, excluding the recent mortgage commitment, from approximately $4,669 for the period ended December 31, 2003 to $11,170 for the period ended December 31, 2004.

Other income and expense:

      Other income (expense) decreased from other income of $24 for the six months ended December 31, 2003 to other expense of $132 for the six months ended December 31, 2004. Of the net change of $156, $141 was the result of adjusting inter-company loans and interest to reflect changes in the fluctuation of the value of the dollar versus the euro.

Provision for Income Taxes:

      The Company's effective tax rates for the six months ended December 31, 2004 and 2003 were approximately 41% and 31%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. The increase in the provision for income taxes is mainly due to the lower than normal prior year balance. Based on the evaluation of relevant factors last year, a valuation allowance for deferred tax assets was recorded because it was determined that it was more likely than not that a portion or all of the deferred tax assets would not be realized. The uncertainty with generating sufficient taxable income in the future to offset the deductibility of the temporary difference. However, as the situation improved during the fiscal year ended June 30, 2004, a 100% valuation allowance was determined to be no longer necessary. Our provision for income taxes represents our estimate of the full year's tax rate based upon the expected taxable income taxed at the applicable jurisdiction. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

      Recent New Jersey tax legislation will provide for the utilization of a portion of net operating losses for fiscal year 2005 and thereafter.

Net Income:

      The Company's increase in gross profit of approximately $15,749 for the six months ended December 31, 2004 was partially offset by an increase in operating expenses of $4,211 resulting in a net gain of $11,538 in operating income. Of the increase of $4,211 of increased operating expenses $4,122 was related to Expanded Operations.

Liquidity and Capital Resources

      At December 31, 2004, the Company's working capital position was approximately $62,420 compared to approximately $48,404 as of June 30, 2004. The net increase of approximately $14,016 in working capital was largely due to an increase in advances to consignors of $7,624, an increase of inventory of $6,047 and a decrease of $3,467 for advances payable - related party.

      The Company used cash for investing activities for the six months ended December 31, 2004 of approximately $2,394. The purchase of the corporate headquarters for approximately $1,743 was the primary use of cash with the purchase of intangible assets of $450 accounting for most of the balance.

      The Company used cash for financing activities of approximately $185 for the six months ended December 31, 2004. A net repayment of debt of $273 was offset by $88 from the exercise of options.

      The Company believes that the current cash position will provide the Company with the necessary funds to meet our operating and capital expenditure needs for the next twelve months.

Contractual Obligations.
------------------------

Our contractual obligations related to non-cancelable operating and capital leases at December 31, 2004 were as follows:


-------------------------------------------------------------------------------------------------------------------
                                                                Payment due by period
                                        ---------------------------------------------------------------------------
                                                         Less than           1-3            3-5         More than
                                             Total         1 year           years          years         5 years
                                        ---------------------------------------------------------------------------
Demand Notes                                 10,944         10,944
Long-Term Debt                                1,313             88            175          1,050
Capital Lease and Other Debt Obligations         60             26             19             15
Operating Lease Obligations                   1,628            783            662            193
                                        ---------------------------------------------------------------------------
Total                                        13,955         11,841            856          1,258
-------------------------------------------------------------------------------------------------------------------

Critical Accounting Policies
----------------------------

      The critical accounting policies are described on pages 19 through 21 of the financial section of its 2004 annual report. In the circumstances of GMAI's, management believes its "critical accounting policies" are those which encompass the use of estimates (because of inherent subjectivity), revenue recognition, allowance for doubtful accounts and sales returns, inventory valuation and classification and deferred tax valuation allowance.

Issues and Uncertainties

      From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

      o Although the Company's results of operations for the years ended June 30, 2003 and 2004, and for the first two quarters of the fiscal year ending June 30, 2005, reflect a material improvement over the results of prior periods, a significant portion of the Company's aggregate sales, revenue and gross profit for such periods was attributable to sales to Afinsa (a related party). There is no assurance that such sales, revenues and gross profit will continue at these levels. A decrease in the level of sales to Afinsa or the termination of the supply agreements with Afinsa could have a material adverse effect on the Company. There is no minimum level of sales provided for under the supply agreements with Afinsa, and the agreements may be terminated upon six month's notice by either party.

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

        Interest Rate Risks

        Interest rates on the Company's credit facilities with PNC Bank and Banco Santander Central Hispano are market-based. (See Note 12 to Notes to Consolidated Financial Statements.) Accordingly, the Company is exposed to certain interest rate risks caused by fluctuations in interest rates. If, for example, the LIBOR and the "prime" rates were to increase by 1% for any given year, our interest expense would increase by approximately $125,000 for the period (assuming that all amounts available under such credit facilities - that is, $12,500,000 - are drawn down.) There can be no assurance that interest rates will not increase over the next fiscal year. However, because we do not believe that our exposure to interest rate risk is significant, we have not undertaken specific steps to reduce or eliminate this risk.

        Foreign Currency Risks

        Business transactions originating from our United States and Asian operations are denominated in U.S. dollars. Transactions from our European operations, which in fiscal 2004 accounted for approximately 35% of total net revenues, are denominated in Euros.

        The average Euro to dollar exchange rate during fiscal 2004 was $1.22 U.S. dollar to $1.0 Euro. As a result of this exchange rate, the company enjoyed a favorable exchange rate advantage equal to $1.3 million in fiscal 2004. A 5% change in the Euro to dollar exchange rate would have had a effect on the company's net profits in fiscal 2004 of $300,000.

        The Company does not believe it is exposed to material foreign currency risks. As a result, we do not enter into any hedging activities to minimize such risk.

        Other Market Risks

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

        The Company may, at times, be exposed to commodity price risk on certain inventory products. The Company historically has not experienced any significant commodity price risks.

        The Company does not allow speculation in derivative instruments for profit or execution of derivative instrument contracts for which there are no underlying exposures. We do not intend to use financial instruments for trading purposes.

        The Company will assess the significance of interest rate, exchange rate and other market risks on a periodic basis and will implement strategies to manage risk as appropriate.

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

        Based upon the foregoing, the Company's Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation. As an "accelerated filer", the Company will be required by the Sarbanes-Oxley Act of 2002, as amended, to include an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Report on Form 10-K commencing with the fiscal year ended June 30, 2005.

        GREG MANNING AUCTIONS, INC.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

            None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

            None.

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


            (b) Reports on Form 8-K

                  (1) Report on Form 8-K filed on November 9, 2004, relating to a press release containing material non public information and non-GAAP financial information, issued on November 4, 2004.

                  (2) Report on Form 8-K filed on December 29, 2004, relating to amendments to the Loan Agreement between the Company and PNC, N.A., dated May 28, 2004, and certain related documents.



*  Filed herewith

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.



Dated:  February 8, 2005
                                     /s/ Greg Manning
                                     ----------------------------------
                                     Greg Manning
                                     Chairman and Chief Executive Officer



                                     /s/ Larry Crawford
                                     ----------------------------------
                                     Larry Crawford
                                     Chief Financial Officer