Form 10-Q
period 2005-03-31
GREG MANNING AUCTIONS INC
filed 2005-05-13
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005
                                --------------

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
Yes  X         No
   -----         -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes            No  X
   -----         -----

As of May 12, 2005, Issuer had 27,458,345 shares of its Common Stock outstanding.

                           GREG MANNING AUCTIONS, INC.

                                Table of Contents

                                                                    Page Number
                                                                    -----------

PART I.     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        June 30, 2004 and March 31, 2005                                   3

        Condensed Consolidated Statements of Operations for the
        three and nine months ended March 31, 2005 and 2004                4

        Condensed Consolidated Statement of Stockholders'
        Equity for the nine months ended March 31, 2005                    5

        Condensed Consolidated Statements of Cash Flows for the
        nine months ended March 31, 2005 and 2004                          6

        Condensed Consolidated Statements of Comprehensive Income
        for the nine months ended March 31, 2005 and 2004                  7

        Notes to Condensed Consolidated Financial Statements               8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         26

Item 3. Quantitative and Qualitative Disclosures About Market Risk        40

Item 4. Controls and Procedures                                           41

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                             42

Item 2.     Changes in Securities                                         42

Item 3.     Defaults Upon Senior Securities                               42

Item 4.     Submission of Matters to a Vote of Security Holders           42

Item 5.     Other Information                                             42

Item 6.     Exhibits and Reports on Form 8-K                              42

Signatures                                                                43

PART I. FINANCIAL INFORMATION


                           GREG MANNING AUCTIONS, INC.
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)
                               March 31, June 30,

                                                                            2005              2004
                                                                         ---------          --------
                                 Assets                                 (Unaudited)        (Audited)
                                 ------

Current Assets
   Cash and Cash Equivalents                                            $  29,779          $  16,263
   Accounts Receivable, Net;
         Auctions and Trade                                                17,869             14,086
         Related Party                                                     12,849             27,674
         Advances to Consignors                                             6,470              4,032
   Inventory                                                               51,365             40,816
   Deferred Tax Asset                                                       1,950              3,821
   Prepaid Expenses                                                           948                674
                                                                        ---------          ---------
         Total Current Assets                                             121,230            107,366

Property and Equipment, Net                                                 3,571              1,936
Goodwill, Net                                                               9,427              9,163
Other Purchased Intangibles, Net                                            2,030              1,898
Marketable Securities                                                         129                186
Other Non-Current Assets
   Loans Receivable - Related Party                                           600                600
   Inventory                                                                7,111              7,336
   Deferred Tax Asset                                                       1,719              1,959
   Other                                                                      786                240
                                                                        ---------          ---------
         Total Assets                                                   $ 146,603          $ 130,684
                                                                        =========          =========

                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current Liabilities

   Demand Notes Payable - Bank                                          $   6,500          $   8,500
   Notes Payable - Current                                                  5,601              4,090
   Payable to Third Party Consignors                                        9,313             10,387
   Accounts Payable                                                        18,650             20,605
   Accrued Expenses and Other Current Liabilities                           2,771              4,170
   Income Taxes Payable                                                     7,360              7,743
   Advances Payable - Related Party                                          --                3,467
                                                                        ---------          ---------
         Total Current Liabilities                                         50,195             58,962
   Notes Payable - Long Term                                                1,203               --
                                                                        ---------          ---------
         Total Liabilities                                                 51,398             58,962

Stockholders' Equity

Preferred Stock, $.01 par value. Authorized
   10,000 shares; none issued
Common Stock, $.01 par value
   Authorized: 40,000 shares
   Issued: March 31, 2005 - 27,458 shares, Outstanding -
     27,458 shares                                                            278                277
   Issued: June 30, 2004 - 27,716 shares, Outstanding -
     27,348 shares
Additional paid in capital                                                 69,145             71,431
Accumulated Other Comprehensive Income:                                     4,075              1,832
Retained Earnings                                                          21,707                730
Treasury stock, at cost:
   0 and 368 shares at March 31, 2005 and June 30, 2004,
     respectively                                                            --               (2,548)
                                                                        ---------          ---------
         Total Stockholders' Equity                                        95,205             71,722
                                                                        ---------          ---------
         Total Liabilities and Stockholders' Equity                     $ 146,603          $ 130,684
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
                                   (Unaudited)

                                                        Three Months Ended                  Nine Months Ended
                                                            March 31,                           March 31,
                                                     2005               2004              2005               2004
                                                  ---------          ---------         ---------          ---------
 Operating Revenues
 Sales of inventory                               $  25,185          $  25,977         $  76,167          $  78,385
 Sales of inventory - related party                  26,027             34,883            75,144             65,528
 Auction commissions earned                           4,500              3,645            11,431              8,294
                                                  ---------          ---------         ---------          ---------
 Total Revenues                                      55,712             64,505           162,742            152,207

 Cost of merchandise sold                            23,168             23,724            70,595             68,742
 Cost of merchandise sold - related party            10,868             23,780            33,868             45,611
                                                  ---------          ---------         ---------          ---------
 Gross profit                                        21,676             17,001            58,279             37,854

 Operating Expenses
 General and Administrative                           3,827              4,681             9,924              9,302
 Salaries and Wages                                   3,101              2,479             9,569              7,175
 Depreciation and Amortization                          299                224               856                594
 Marketing                                            1,062                670             2,778              1,610
                                                  ---------          ---------         ---------          ---------
 Total Operating Expenses                             8,289              8,054            23,127             18,681
                                                  ---------          ---------         ---------          ---------
 Operating Income                                    13,387              8,947            35,152             19,173
                                                  ---------          ---------         ---------          ---------

 Other Income (Expense)
 Interest Income                                        268                 80               662                165
 Interest Expense                                      (234)              (213)             (758)              (590)
 Impairment of investment in investee                    --                 --                --               (500)
 Other                                                 (270)                (8)             (402)                15
                                                  ---------          ---------         ---------          ---------
 Income before income taxes                          13,151              8,806            34,654             18,263
 Provision for income taxes                           4,963              2,287            13,677              5,231
                                                  ---------          ---------         ---------          ---------
 Net Income                                           8,188          $   6,519         $  20,977          $  13,032
                                                  =========          =========         =========          =========

 Basic Earnings per Share
 Weighted average shares outstanding                 27,438             26,492            27,393             22,997
                                                  =========          =========         =========          =========
 Basic Earnings per share                         $    0.30          $    0.25         $    0.77          $    0.57
                                                  =========          =========         =========          =========

 Diluted Earnings per Share
 Weighted average shares outstanding                 28,668             28,808            28,692             24,957
                                                  =========          =========         =========          =========
 Diluted Earnings per Share                       $    0.29          $    0.23         $    0.73          $    0.52
                                                  =========          =========         =========          =========


                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statement of Stockholders' Equity
                         July 1, 2004 to March 31, 2005
                             (amounts in thousands)
                                   (Unaudited)

                                                                          Accumulated
                                         Common Stock         Additional     Other                                Total
                                     --------------------      Paid-In   Comprehensive   Retained   Treasury    Stockholders'
                                      Shares         $         Capital     Earnings      Earnings     Stock       Equity
                                     -------     --------     ---------- -------------   --------   --------    ------------

  Balance July 1, 2004                27,716     $    277     $ 71,431     $  1,832     $    730    $ (2,548)    $ 71,722

  Exercise of stock options              110            1          197                                                198

  Translation adjustment                                                      2,150                                 2,150

  Options issued for services and
   other-Afinsa (Note 12)                                           65                                                 65

  Unrealized gain from Marketable                                                93                                    93
   Securities, net of tax

Retirement of treasury stock            (368)                   (2,548)                                2,548           --

  Net income - March 31, 2005                                                             20,977                   20,977
                                    --------     --------     --------     --------     --------    --------     --------

  Balance March 31, 2005              27,458     $    278     $ 69,145     $  4,075     $ 21,707    $   --       $ 95,205
                                    ========     ========     ========     ========     ========    ========     ========


                 See accompanying notes to financial statements


                           GREG MANNING AUCTIONS, INC.
                 Condensed Consolidated Statements of Cash Flows
                       For the Nine Months Ended March 31
                             (amounts in thousands)
                                   (Unaudited)

                                                                                      2005          2004
                                                                                   ---------     --------

Cash flows from operating activities:
       Net Income                                                                  $ 20,977      $ 13,032
       Adjustments to reconcile net income to net
       cash from operating activities:
            Depreciation and amortization                                               856           517
            Provision for bad debts                                                    (262)          496
            Provision for inventory reserve                                             350           755
            Options issued for services - related party                                  65           230
            Realized loss on sale of marketable securities                                4            --
            Deferred tax (benefit) expense                                            2,111            --
            Impairment of investment in investee                                         --           500
            (Increase) decrease in assets: (net of acquisition amounts)
                 Accounts receivable - Trade                                         (3,521)       (3,300)
                 Accounts receivable - Related Party                                 14,825       (13,565)
                 Advances to consignors                                              (2,438)       (1,365)
                 Other                                                                   --        (1,619)
                 Inventory                                                          (10,899)      (15,615)
                 Prepaid expenses                                                      (274)          (82)
                 Other assets                                                          (321)         (279)
            Increase (decrease) in liabilities: (net of acquisition amounts)
                 Payable to third-party consignors                                   (1,074)        5,652
                 Accounts payable                                                    (1,955)       12,685
                 Accrued expenses and other liabilities                              (1,399)        2,566
                 Advances payable - related party                                    (3,467)           --
                 Advances payable                                                        --           625
                 Income taxes payable                                                  (383)        5,096
                                                                                   --------      --------
                                                                                     13,195         6,329

Cash flows used by investing activities
       Capital expenditures for property and equipment                               (2,243)         (402)
       Purchase of Intangible Assets - Acquisitions                                    (644)       (1,900)
       Proceeds from sale of marketable securities and investments                      146            --
                                                                                   --------      --------
                                                                                     (2,741)       (2,302)

Cash flows from financing activities:
       Net proceeds from (repayment of) demand notes payable                         (2,000)           --
       Proceeds from issuance of loan payable                                         2,791         1,000
       Repayment of loans payable                                                       (77)           --
       Net proceeds from loans and loans payable                                         --           168
       Proceeds from exercise of options                                                198         1,375
       Proceeds from issuance of stock                                                   --         5,536
                                                                                   --------      --------
                                                                                        912         8,079

Effect of exchange rates                                                              2,150         1,808
                                                                                   --------      --------

Net change in cash and cash equivalents                                              13,516        13,914
Cash and cash equivalents:
       Beginning of period                                                           16,263         2,250
                                                                                   --------      --------
       End of period                                                               $ 29,779      $ 16,164
                                                                                   ========      ========


                 See accompanying notes to financial statements

                           GREG MANNING AUCTIONS, INC.
            Condensed Consolidated Statements of Comprehensive Income
                       For the Nine Months Ended March 31
                             (amounts in thousands)
                                   (Unaudited)


                                                             2005         2004
                                                           --------     --------

Net Income                                                 $ 20,977     $ 13,032

Other Comprehensive Income
      Unrealized gain on securities, net of tax                  (6)         110
      Currency translation adjustment, net of tax             2,150        1,808
                                                           --------     --------
                                                           $ 23,121     $ 14,950
                                                           ========     ========



                 See accompanying notes to financial statements

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1)  Description of Business

Description of Business
-----------------------

      Greg Manning Auctions, Inc. (GMAI), together with its operating subsidiaries (wholly owned unless otherwise indicated), Ivy & Manning (formerly Mader) Philatelic Auctions, Greg Manning Galleries, Greg Manning Nutmeg Auctions, (d/b/a Nutmeg Stamp Sales), H.R. Harmer, John Bull Auctions, Teletrade, Spectrum Numismatics International, North American Certified Trading, Kensington Associates, Superior Sports Auctions, Bowers & Merena Galleries, Kingswood Coin Auctions, Corinphila Auktionen (65% owned by GMAI), Heinrich Kohler Berliner Briefmarken-Auktionen (66.67% owned by GMAI), Heinrich Kohler Auktionshaus, Heinrich Kohler Briefmarkenhandel, Heinrich Kohler Verwaltungs, Auctentia Deutschland, Auctentia Subastas and GMAI Auctentia Central de Compras
(CdC) (collectively, the Company), is a traditional and e-commerce - Internet, interactive telephone and live simulcast - auctioneer and merchant/dealer of collectibles, including rare stamps, stamp collections and stocks, coins, sports trading cards and memorabilia, and fine art. The Company conducts both in-person event auctions and electronic auctions via the Internet and touch-tone telephone.

      Afinsa Bienes Tangibles, S.A. (Afinsa) owns 100% of the outstanding stock of Auctentia, S.L. (Auctentia). At March 31, 2005 and 2004, Afinsa and Auctentia collectively beneficially owned approximately 69% and 72%, respectively, of the Company's outstanding common stock.

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

      As a result of transactions under the supply agreements, for the nine months ended March 31, 2005 and 2004, Afinsa was the Company's significant customer, with revenues accounting for $75,144 or 46%, and $65,528 or 43%, respectively.

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

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      The accompanying condensed consolidated balance sheets as of March 31, 2005 and June 30, 2004 and related condensed consolidated statements of operations, stockholders' equity, cash flows and comprehensive income for the nine months ended March 31, 2005 and 2004 have been prepared from the books and records maintained by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2004 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

      New Accounting Pronouncements
      -----------------------------

Share-Based Payment
In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of the beginning of the first annual reporting period of the first fiscal year beginning on or after June 15, 2005. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

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

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


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

      As of March 31, 2005 and June 30, 2004, the allowance for doubtful accounts included in auction receivables was approximately $356 and $1,095, respectively.

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(4)   Marketable Securities

      Investments available for sale in marketable securities as of March 31, 2005 and June 30, 2004 is as follows:

                                                          Market     Unrealized
                                           Cost           Value      Gain (Loss)
                                           -----          ------     -----------

March 31, 2005         Common Stock        $ 135          $  129       $  (6)
                                           =====          ======       ======

June 30, 2004          Common Stock        $ 285          $  186       $ (99)
                                           =====          ======       ======

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

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


 (7)  Earnings per common and common equivalent share

      The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                                 Nine Months
                                                                    Ended
                                                                   March 31,
                                                             -------------------
                                                               2005        2004
                                                             -------     -------
          BASIC EARNINGS PER SHARE:

 Numerator:
 Earnings available to common stockholders                   $20,977     $13,032

Denominator:
Weighted average common shares outstanding                    27,393      22,997

Net earnings per share: - Basic                                 0.77        0.57
                                                             =======     =======

         DILUTED EARNINGS PER SHARE:

 Numerator:
 Earnings available to common stockholders                   $20,977     $13,032

Denominator:
Weighted average common shares outstanding                    27,393      22,997

Effect of dilutive securities - stock options                  1,299       1,960
                                                             -------     -------
Weighted average common shares  - assuming dilution           28,692      24,957

Net earnings per share: - Diluted                               0.73        0.52
                                                             =======     =======

      Common share equivalents consist of employee stock options using the treasury stock method. For the nine months ended March 31, 2005 and 2004, 658,500 and 460,915 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company's common stock during the period, and therefore the effect is antidilutive.

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


8) Acquisitions

      H.R. Harmer, Inc.

      On July 30, 2004, GMAI acquired the business assets of H.R. Harmer, LLC of New York, New York, which is engaged in the sale of primarily owned inventory to mid- and upper-end collectors. The purchase price for the assets was $351, which was paid at closing. The business will be operated through a recently formed subsidiary, H.R. Harmer, Inc.

Tangible and intangible assets acquired:
Current assets........................................          $     0
Intangible Assets.....................................              151
Goodwill..............................................              200
                                                                -------
Total tangible and intangible assets acquired,
  purchase price.                                               $   351
                                                                =======

          John Bull Auctions, Ltd

      In March 2005, the Company acquired all of the outstanding capital stock of John Bull Stamp Auctions, Ltd., located in Hong Kong, for an aggregate purchase price of HK$1,500 (approximately U.S. $194), all of which was paid at closing.

Tangible and intangible assets acquired:
Current assets........................................          $     0
Intangible Assets.....................................              130
Goodwill..............................................               64
                                                                -------
Total tangible and intangible assets acquired,
  purchase price.                                               $   194
                                                                =======

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(9) Inventories

      Inventories as of March 31, 2005 consisted of the following:

                                     Current   Non-current   Total
                                     -------   -----------   -----
               Stamps                $33,616       7,111     40,727
               Coins                  17,085        --       17,085
               Sports Collectibles       661        --          661
               Other                       3        --            3
                                     -------     -------    -------
                                     $51,365       7,111     58,476
                                     =======     =======    =======

      Inventories as of June 30, 2004 consisted of the following:

                                     Current   Non-current   Total
                                     -------   -----------   -----

               Stamps                $28,774     $ 7,111     $35,885
               Coins                  11,555        --        11,555
               Sports Collectibles       484        --           484
               Other                       3         225         228
                                     -------     -------     -------
                                     $40,816     $ 7,336     $48,152
                                     =======     =======     =======

      The above inventory amounts reflect net realizable (LCM) allowances of approximately $1,798 and $1,439 at March 31, 2005 and June 30, 2004 respectively. The non-current inventory represents an estimate of inventory for which there is a specific plan in place for their sale beyond one year after purchase. The classification as long-term is based on the expected period in which the Company expects to sell this inventory, if greater than a year from the balance sheet date. Once the selling period is identified, the non-current amounts are classified to current.

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

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(10)  Property and Equipment

      On December 22, 2004 the Company purchased its premises located in West Caldwell, New Jersey for a purchase price of approximately $1,744.

(11)  Intangible Assets


      Goodwill

      The change in the carrying value of goodwill for the year ended June 30, 2004 and the nine months ended March 31, 2005 are as follows:

      Balance - July 1, 2003                      $  1,516
      Purchased Goodwill - Auctentia                 5,387
      Purchased Goodwill - Nutmeg Stamp                500
      Purchased Goodwill - Bowers & Merena           1,760
                                                  --------

      Balance - June 30, 2004                     $  9,163
                                                  ========

      Balance - July 1, 2004                      $  9,163
      Purchased  Goodwill  - HR Harmer, Inc.           200
      Purchased Goodwill - John Bull                    64
                                                  --------

      Balance - March 31, 2005                    $  9,427
                                                  ========

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      Other Purchased Intangibles

      At March 31, 2005 and June 30, 2004, acquired intangible assets were comprised of the following (in thousands):

March 31,
 2005           Estimated
               Useful Lives     Gross Carrying       Accumulated    Net Book
                 (Years)            Amount           Amortization    Value
----------------------------------------------------------------------------
Trademarks          5-16          $   3,630           $   (2,297)    $ 1,333
Customer Lists      3- 5              1,980               (1,283)        697
                                  ---------           ----------     -------
                                  $   5,610           $   (3,580)    $ 2,030
                                  =========           ==========     =======

June 30, 2004
                Estimated
               Useful Lives     Gross Carrying       Accumulated    Net Book
                 (Years)            Amount           Amortization    Value
----------------------------------------------------------------------------

Trademarks          5-16          $   3,500           $   (2,172)    $ 1,328
Customer Lists      3- 5              1,730               (1,160)        570
                                  ---------           ----------     -------
                                  $   5,230           $   (3,332)    $ 1,898
                                  =========           ==========     =======


All of the Company's intangible assets are subject to amortization. Amortization expense (exclusive of impairment charges) for acquired intangible assets for the three and nine months ended March 31, 2005 were approximately $87 and $248, respectively, and for the three and nine months ended March 31, 2004 was $34 and $82, respectively.

      Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

For The Twelve Month Period Ended
March 31,                 Amount
---------------------------------------------

2005                    $    370
2006                         362
2007                         347
2008                         330
2009                          99
Thereafter                   522
                        --------
Total                   $  2,030
                        ========

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(12)  Related-party Transactions

      At March 31, 2005 and 2004, Afinsa and Auctentia collectively beneficially owned approximately 69% and 72%, respectively, of the Company's outstanding common stock. Esteban Perez, Chairman of the Board of Directors and Chief Corporate Strategy Officer for the Company, is Chairman of the Board of Directors and Chief Executive Officer of Auctentia. Carlos de Figueiredo, the Second Vice Chairman of the Board of the Company, is also director of Afinsa and an immediate family member of a 50% stockholder of common stock of Afinsa. Emilio Ballester, a director of the Company, is Global Strategic Investment Officer of Afinsa. Ramon Egurbide, CEO of European Operations for the Company, is Managing Director of Auctentia.

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

      On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. The agreement was guaranteed by Afinsa and required that Auctentia maintain ownership of at least 43% of all of authorized, issued and outstanding shares of voting stock of the Company. This revolving credit facility terminated in April 2005. (See Note 12.)

      At March 31, 2005 and June 30, 2004, the Company had outstanding accounts receivable balances from Afinsa of approximately $12,849 and $27,674, respectively, and such amounts are included in the accompanying Consolidated Balance Sheets as Accounts Receivable-related party. During the nine months ended March 31, 2005 and 2004, sales to Afinsa were approximately $75,144 and $65,528, respectively, and are included in the accompanying Consolidated Statements of Operations as Sales of Inventory - Related Party.

      At June 30, 2004 Afinsa had advanced $3,467 to the Company for the purchase of product relating to the supply contracts referred to above. Such amount is included in the accompanying Consolidated Balance Sheet as Advances Payable - related party. The amount was repaid in full in the six months ended December 31, 2004.

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


      On October 1, 2004, Central de Compras (CdC), a wholly-owned subsidiary of the company, entered into an agreement with Filatelia Soler, a Spanish company, to provide certain consulting and advisory services to CdC. The cost of these services is based on a per diem rate of (euro)750 (approximately $1). The estimated annual cost of the consulting agreement is $200. The services are provided primarily by an individual who is also a principal in a Spanish company, Filasyl, that provides philatelic materials to CdC. Purchases of philatelic material from Filasyl from October 1, 2004 through March 31, 2005 were $5,567, or approximately 18.4% of total philatelic purchases during this period.

      DooCollect, S.L., a subsidiary of Afinsa, acts as agent of CdC to sell material owned by CdC to third parties through various channels, including through the Internet. Sales through DooCollect in the nine months ended March 31, 2005 and March 31, 2004 were $152 and $132, respectively.

      CdC has sold and expects to continue to sell certain art inventory through an art gallery (known as Metta Gallery) operated by Mundimer, S.L. which is a subsidiary of Afinsa. Sales through the Metta Gallery in the nine months ended March 31, 2005 and March 31, 2004 were $9 and $283 respectively.

      CdC also sells art material through Finarte Casa D'aste Espana, S.A. (Finarte), a subsidiary of Afinsa, which operates as an auction house. Sales of art through Finarte in the nine month period ended March 31, 2005 were $43. There were no sales through Finarte in fiscal 2004.

      The Company granted options to certain employees of Afinsa for services. For the nine months ended March 31, 2005 such amounts were recorded at fair value, which amounted to $65.

      The Company leases office space from Afinsa in Madrid, Spain, of approximately 2,700 square feet at an annual rental of approximately $139. The lease is for a five-year term commencing September 8, 2003.

      Other
      -----

      On June 17, 2002, the Company entered into an amendment to the employment agreement with Mr. Roberts, a director of the Company. In connection with the amendment, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600. The loan is required to be repaid on an annual basis in three equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or by Mr. Roberts with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Robert's employment terminates for cause or by Mr. Roberts without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of termination. An aggregate of $600 has been disbursed under the loan agreement.

      Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides technological services to the Company.

      On July 1, 2004, one of the minority shareholders of Corinphila Auktionen made a loan to that company in the aggregate amount of $1,200. This loan bears interest at the rate of 4% per annum and is repayable on demand, upon six month's notice. As of March 31, 2005 the loan balance was $816.

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)



      The Company has engaged in certain transactions with Andrew Levitt, a director of the Company's Nutmeg subsidiary. For the nine-month period ended March 31, 2005, the Company purchased $140 of inventory from Levitt, paid Levitt finders' fees of $38, and earned commissions of $320 for the sale of inventory consigned by Levitt to the Company as contemplated by the acquisition agreement. For the nine-month period ended March 31, 2004, the Company paid Levitt finders' fees of $1 and earned commissions of $17 for the sale of inventory consigned by Levitt to the Company. The Company did not purchase any inventory from Levitt during that period.

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(13)   Debt

Demand Notes Payable
--------------------
                                                March 31, 2005     June 30, 2004
 The  Company  has an  agreement  with PNC Bank
 for a line of credit not to exceed  $10,000 as
 amended   in    December    2004.    Available
 borrowings  are based on  certain  limitations
 as  set  forth  in  the  agreement,   and  are
 reduced by any outstanding  letters of credit.
 The   loan   is   collaterized   by   accounts
 receivable,     consignor     advances     and
 inventory.  Borrowings  under  the  line  bear
 interest at the "prime"  rate;  provided  that
 the Company has the right,  subject to certain
 conditions,  to  borrow  at a  rate  equal  to
 LIBOR  plus 2.5% per annum.  The  credit  line
 expires  on  May  27,  2005.  The  Company  is
 currently  in  negotiations  with PNC Bank and
 expects  to  enter  into an  extension  to the
 facility  shortly.   The  agreement   contains
 certain financial  covenants;  which include a
 limit on total debt and capital  expenditures;
 debt  to  earnings  before   depreciation  and
 amortization,   interest,   and  taxes;  fixed
 charge  coverage;  and minimum  liquidity;  as
 further defined in the debt agreement.         $   6,500           $   6,000

 On April 17, 2003, the Company  entered into a
 revolving    credit   agreement   with   Banco
 Santander Central Hispano, S.A., providing for
 a credit facility of up to $2,500.  Borrowings
 under this facility bore interest at a rate of
 prime  plus  .25%  per  annum.  The  Company's
 obligations    under   the   agreement    were
 guaranteed  by  Afinsa.  The loan  was  repaid
 prior to the  facility  expiring  on April 12,
 2005.                                                   -              2,500

                                                ----------          ---------
 Total Demand Notes Payable - Bank              $    6,500          $   8,500
                                                ==========          =========

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


 Notes Payable
 -------------
                                                March 31, 2005     June 30, 2004

 On December 22, 2004,  the Company  obtained a
 mortgage  from PNC Bank,  N.A., to finance the
 purchase of its  corporate  headquarters.  The
 mortgage  provides for 59  principal  payments
 of $7 with a  final  payment  of  $882  due on
 January   1,   2010.   Under   the   financing
 agreements,  the bank  may  call the  mortgage
 loan at any time,  in which case the  mortgage
 loan will be due and  payable one year and one
 day   following  the  exercise  of  such  call
 option.  Further,  if the  Company  terminates
 its  line  of  credit   with  the  bank,   the
 mortgage  loan  will be  payable  one year and
 one day following such termination.            $   1,291           $      -

 The  Company  obtained  a secured  loan from a
 privately   held   capital   coin  fund  which
 expires   June   30,   2005.   This   loan  is
 collateralized  by  certain   inventories  and
 bears interest at a rate of 10% per annum.         4,000              4,000

 On July 1, 2004, one of the minority
 shareholders of Corinphila Auktionen made a
 loan to that company in the aggregate amount
 of $1,200.  This loan bears interest at the
 rate of 4% per annum and is repayable on
 demand, upon six months' notice (related
 party).                                              816                  -

 On March 8, 2005 Kohler Auktionshaus secured
 a bank loan which expires June 8,2005. The
 interest rate is 3.75%                               387

 Other                                                310                 90
                                                ---------           --------
 Total Notes Payable                                6,804              4,090

 Less: current portion                              5,601              4,090
                                                ---------           --------

 Notes Payable - Long-term Portion              $   1,203           $      -
                                                =========           ========

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(14)  Other Major Customers (Excluding Afinsa)

      The Company had no other major customers for the nine months ended March 31, 2005 and 2004, respectively. Major customers (other than Afinsa) are those that accounted for more than 10% of sales.

(15)  Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at March 31, 2005 and June 30, 2004 are as follows:

                                                    March 31,    June 30,
                                                      2005         2004
                                                    --------     -------
Current assets and liabilities
    Allowance for doubtful accounts                 $  195       $  160
    Inventory valuation reserve                        661          522
    Inventory uniform capitalization                   395          352
    Net federal, state operating loss
      carry-forwards                                   699        2,787
                                                    ------       ------

Net current deferred tax asset                      $1,950       $3,821
                                                    ======       ======

Non-current assets and liabilities
    Goodwill and intangible
      amortization and impairment                   $1,462       $1,611
    Depreciation                                        65          100
    Net state operating and capital
      loss carry-forwards                            1,668        1,746
    Investments in equity-method investees             204          204
    Investments in marketable securities                62           40
                                                    ------       ------
                                                     3,461        3,701

    Valuation allowance, provision for
      income taxes                                  (1,742)      (1,742)
                                                    ------       ------

Net non-current deferred tax asset                  $1,719       $1,959
                                                    ======       ======

The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets. During the period ended March 31, 2005, the Company continues to believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. However, the Company still believed uncertainty exists regarding the realizability of certain deferred tax assets, and accordingly established a valuation allowance, based on management's estimates, against these specific deferred tax assets.

During 2002, both the State of New Jersey and California passed tax legislation, which, among other things, requires the suspension of the use of state net operating loss carry-forwards "NOL's" for two

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


years. As a result, there was no utilization of these state NOL's in the provision for state income taxes for the nine months ended March 31, 2005. In order to compensate for the suspension of the state net operating losses, the period of availability has been extended by two years. During 2004, the State of New Jersey required that the utilization of net operating losses be limited to 50% of net income for fiscal year 2005 and thereafter.

The provision for income taxes for the nine months ended March 31, 2005 and 2004 consist of the following:

                                     March 31,    March 31,
                                       2005         2004
                                     --------     --------

Current tax expense                  $11,566       $5,231
Deferred tax expense                   2,111            -
                                     -------       ------
                                     $13,677       $5,231
                                     =======       ======

The above is further comprised of the following:

Current tax expense
 Federal                             $ 8,387       $    -
 State                                 1,197        1,684
 Foreign                               1,982        3,547
                                     -------       ------
                                     $11,566       $5,231
                                     =======       ======

Deferred tax expense - net of change in
valuation allowance
    Federal                          $ 1,362       $    -
    State                                749            -
                                     -------       ------
                                     $ 2,111       $    -
                                     =======       ======

The Company has remaining available federal net operating loss carry forwards of approximately $1,395 expiring at various times beginning the fiscal years ending 2019 through fiscal year ended 2022. The future utilization of these net operating loss carry forwards may be significantly limited in under the Internal Revenue Code as a result of ownership changes due to the Company's stock and other equity offerings.

As a result of an increase in stock ownership of the Company by Afinsa (a related party), as discussed in Note 1, the Company was deemed to have a change of ownership for federal income tax purposes. As a result there was a limitation on the amount of federal net operating loss carry forwards that could be used in the current year to offset federal taxable income.

The Company has remaining available net operating loss carry forwards for state tax purposes of approximately $5,800 expiring at various times beginning in the fiscal years ending 2008 through 2012.

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


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

                                                                Nine Months
                                                                   Ended
                                                                 March 31,
                                                         -----------------------
                                                             2005         2004
                                                         -----------------------

Net income - as reported                                 $   20,977   $   13,032
Deduct:
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects             1,725        1,324
                                                         ----------   ----------
Pro forma net income                                     $   19,252   $   11,708
                                                         ==========   ==========
Net income per share:
Basic earnings per share - as reported                   $     0.77   $     0.57
Basic earnings per share - proforma                      $     0.70   $     0.51
                                                         ==========   ==========

Net income per share:
Diluted earnings per share - as reported                 $     0.73   $     0.52
Diluted earnings per share - proforma                    $     0.67   $     0.47
                                                         ==========   ==========

On January 10, 2005, the Compensation Committee of the Company's Board of Directors approved the acceleration of the vesting of the unvested portion of all options to purchase shares of the Company's Common Stock awarded under the Company's Stock Incentive Plan of 1997, as amended, having an exercise price greater than the closing price at December 31, 2004 of $12.40 per share. This acceleration was effective as of December 31, 2004 and relates to 312,500 options that were granted on March 31, 2004 to executive officers and directors of the Company. The new vest date applies to the unvested one-half of the shares in the original grants.

The acceleration eliminates future compensation expense the Company would otherwise recognize in its income statement with respect to these options once FASB Statement No. 123R (Share-Based Payment) becomes effective in 2005. The future expense that is eliminated is approximately $2.0 million. This amount will instead be reflected in pro forma footnote disclosure to the second quarter 2005 financial statements. This footnote treatment is permitted under the transition guidance provided by the FASB.

                           Greg Manning Auctions, Inc.
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(17) Geographic Information

Geographic net sales based on customer location were as follows:

                            Nine Months Ended
                                March 31,
                           2005         2004
                      -----------    ----------

United States         $    82,682    $   99,698
Asia Pacific                    -           990
Europe                     80,060        51,519
                      -----------    ----------
                      $   162,742    $  152,207
                      ===========    ==========


Net property, plant and equipment by geographic area was as follows:

                         March 31,     June 30,
                           2005         2004
                      -----------    ----------
United States         $     2,435    $      861
Spain                         899           950
Other Europe                  237           125
                      -----------    ----------
                      $     3,571    $    1,936
                      ===========    ==========


(18) Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

                                                         Nine Months Ended
                                                             March 31,
                                                          (in thousands)

                                                          2005       2004
                                                        -------     ------
Interest paid                                           $   758     $  590
Income taxes paid                                        14,814        190

Summary of significant non-cash transactions:

Common stock issued for inventory                             -     10,118
Common stock issued for Auctentia                             -      6,004
Note payable incurred for
  acquisition of intangible assets                            -      1,485

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

                                            For the Nine Months Ended
                                     ---------------------------------------
                                         March 31,           Percentages
                                     -----------------    ------------------
                                      2005      2004        2005       2004
                                     -------   -------    -------    -------
   Aggregate Sales                   210,694   182,931        100%       100%
                                     =======   =======    =======    =======
        By Source:
            A. Auction                59,383    30,724         28%        17%
            B. Sales of Inventory     76,167    86,679         36%        47%
            C. Related Party          75,144    65,528         36%        36%
                                     -------   -------    -------    -------
                                     210,694   182,931        100%       100%
                                     =======   =======    =======    =======
        By Market:
            A.Philatelics            109,520    99,215         52%        54%
            B. Numismatics           100,790    81,669         48%        45%
            C. Sports Collectibles       384     1,546          0%         1%
            D. Art                        --         1         0%         0%
            E. Other Collectibles         --       500         0%         0%
                                     -------   -------    -------    -------
                                     210,694   182,931        100%       100%
                                     =======   =======    =======    =======

      The Company's aggregate sales are generated by the sale of property at auction, by private treaty and by sale of the Company's inventory, including sales under the exclusive supply contracts between the Company and Afinsa Bienes Tangibles, S.A. ("Afinsa"), dated August 1, 2003, as amended. Afinsa and its wholly owned subsidiary Auctentia, S.L. ("Auctentia"), collectively beneficially own approximately 69% of the Company's common stock.

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

      The Company's operating expenses consist of general and administrative expenses, salaries, marketing and depreciation expenses for the three and nine months ended March 31, 2005 and March 31, 2004. General and administrative expenses are incurred to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

      Sales of inventory to Afinsa (a related party) under the exclusive supply contracts represented a significant portion of the Company's aggregate sales, revenue and gross profit for the three and nine months ended March 31, 2005. There is no assurance that such sales, revenues and gross profit will continue at this level (see "Issues and Uncertainties", below).

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

Three months ended March 31, 2005
Compared with the three months ended March 31, 2004

Revenues


                                     Three Months Ended March 31, 2005        Three Months Ended March 31, 2004
                              -------------------------------------------  ------------------------------------------
                                             Cost of                                   Cost of
                                              Gross     Gross                           Goods      Gross      Gross
                                Revenues      Sold      Profit   Profit%   Revenues      Sold      Profit    Profit%
                              ------------------------------------------   ------------------------------------------

Sales of Inventory               25,185      23,168      2,017      8%      25,977      23,724      2,253        9%
Sales of Inventory -
  related party                  26,027      10,868     15,159     58%      34,883      23,780     11,103       32%
Auction Commissions               4,500        --        4,500    100%       3,645        --        3,645      100%
                              ------------------------------------------   ------------------------------------------
                                 55,712      34,036     21,676     39%      64,505      47,504     17,001       26%
                              ========================================     ========================================

Revenues:

      The Company recorded a decrease in total revenues of approximately $8,793 (14%), to approximately $55,712 for the three months ended March 31, 2005 from approximately $64,505 for the three months ended March 31, 2004.

      Sales of Inventory - Related Party of $26,027 for the three months ended March 31, 2005 was a decrease of $8,856 (25%) from the $34,833 recorded for the three months ended March 31, 2004. This decrease made up primarily the overall decrease Company wide from the quarter ended March 2004 to the quarter ended March 2005. In large part the decrease was attributable to less than anticipated sales under our supply contract with Afinsa, which we forecast will turnaround in the fourth quarter. The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

      For the three months ended March 31, 2005, the total revenue of approximately $55,712 comprised approximately $51,212 of revenue from sales of owned inventory and approximately $4,500 of commissions resulting from sales of consigned materials.

      The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

      Gross profit increased approximately $4,675 (27%), to approximately $21,676 for the three months ended March 31, 2005 from approximately $17,001 for the three months ended March 31, 2004. The overall gross profit percentage increased from 26% for the three months ended March 31, 2004 to 39% for the three months ended March 31, 2005. The major factor in the increase was the sales to Afinsa - related party in that even though there was a decrease of sales, the gross profit and gross profit percentage increased to $15,159 (58%) for the quarter ended March 2005 from $11,103 (32%) for the quarter ended March 2004. Exclusive of sales to Afinsa, the gross profit increased from 20% for the quarter ended March 31, 2004 to 22% for the quarter ended March 31, 2005.

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

Operating Expenses:

                                     -------------------------------------------
                                      2005       2004      Variance     Variance
                                                                           %
                                     -------------------------------------------
General & Administrative              3,827      4,681        (854)        -18%
Salaries                              3,101      2,479         622          25%
Depreciation & Amortization             299        224          75          33%
Marketing                             1,062        670         392          59%
                                     -------------------------------------------
                                      8,289      8,054         235           3%
                                     ===========================================

      The Company's operating expenses increased approximately $235 (3%) during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004. The acquisitions of four new U.S. subsidiaries took place during February 2004; therefore, there was partial activity attributable to the operation of these subsidiaries for three months ended March 31, 2004.

      General and administrative expenses decreased $854 (18%) from $4,681 for the three months ended March 31, 2004 to $3,827 for the three months ended March 31, 2005. Auction expenses are included in general and administrative expenses and decreased $102 from $941 for the three months ended March 31, 2004 to $839 for the three months ended March 31, 2005. Auction expenses for recent acquisitions decreased $20 while existing companies decreased $82 as there were two fewer live auctions in the quarter ended March 31, 2005.

      Exclusive of auction expenses there was a decrease of $752 in general and administrative expenses. There was a reduction of $691 in general and administrative expenses due to an increase in bad debt reserve of $425 in the quarter ended March 31, 2004 with a $266 reduction to the bad debt reserve in the quarter ended March 31, 2005.

      Salaries and wages increased approximately $622 (25%) for the three months ended March 31, 2005. Salaries increased by $814 for the new U.S. subsidiaries that were acquired during the quarter-ended March 31, 2004 or later.

      Marketing expenses increased approximately $392 (59%), to $1,062 for the three months ended March 31, 2005 from $670 for the three months ended March 31, 2004. Marketing expenses for the U.S. subsidiaries that were acquired during the quarter-ended March 31, 2004 or later accounted for an increase of $443 from the quarter ended March 2004. The major components of marketing expense are catalogs and advertising.

      Depreciation and amortization increased for the three months ended March 31, 2005 by approximately $75 (33%). Exclusive of an increase of $85 for the U.S. subsidiaries that were acquired during the quarter-ended March 31, 2004 or later depreciation and amortization decreased $10 as a result of the capitalized costs for the development of the Company`s web site as well as new financial software became fully depreciated during the previous quarters but offset now by an increase of $14 per quarter for the purchase of the building in West Caldwell.

      Increased costs for the three months ended March 31, 2005 and revenue decreases during the period combined to increase operating costs as a percentage of operating revenue to 15% for the three months ended March 31, 2005 an increase from 12% for the three months ended March 31, 2004. As compared to aggregate sales, the operating costs were 11% for the three months ended March 31, 2005 an increase from 10% for the three months ended March 31, 2004.

Interest income and expense:

      Interest expense (net of interest income) for the three months ended March 31, 2005 decreased approximately $167 from the three months ended March 31, 2004, from an expense of approximately $133 to income of approximately $34. Interest income increased by $188 for the three months ended March 31, 2005 over March 31, 2004 due largely to $196 of interest income generated from advances to consignors by the U.S. subsidiaries that were acquired during the quarter-ended March 31, 2004 or later Interest expense increased $21 in large part due to an increase in borrowing rates from the same period last year.

Other income and expense:

      Other income (expense) increased from expense of $8 for the three months ended March 31, 2004 to expense of $270 for the three months ended March 31, 2005. The net change of $262 was almost exclusively the result of the payment of inter-company loans and interest and reflecting the changes in the fluctuation of the value of the dollar versus the euro.

Provision for Income Taxes:

      The Company's effective tax rates for the three months ended March 31, 2005 and March 31, 2004 were approximately 38% and 26%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. The increase in the provision for income taxes is mainly due to the lower than normal prior year balance. Based on the evaluation of relevant factors last year, a valuation allowance for deferred tax assets was recorded because it was determined that it was more likely than not that a portion or all of the deferred tax assets would not be realized. There previously had been an uncertainty of generating sufficient taxable income in the future to offset the deductibility of the temporary difference. However, as the situation improved during the fiscal year ended June 30, 2004, a 100% valuation allowance was determined to be no longer necessary.

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

Net Income:

      The Company's increase in gross profit of approximately $4,675 for the three months ended March 31, 2005 coupled with an increase in operating expenses of $235 resulting in a net gain of $4,440 in operating income and net of taxes results in an increase in net income of $1,669.

Nine months ended March 31, 2005
Compared with the nine months ended March 31, 2004

Revenues


                                     Nine Months Ended March 31, 2005         Nine Months Ended March 31, 2004
                              -------------------------------------------  ------------------------------------------
                                             Cost of                                   Cost of
                                              Gross     Gross                           Goods      Gross      Gross
                                Revenues      Sold      Profit   Profit%   Revenues      Sold      Profit    Profit%
                              ------------------------------------------   ------------------------------------------

Sales of inventory                76,167      70,595     5,572      7%      78,385      68,742      9,643       12%
Sales of inventory -
  related party                   75,144      33,868    41,276     55%      65,528      45,611     19,917       30%
Auction Commissions               11,431          --    11,431    100%       8,294          --      8,294      100%
                              ------------------------------------------   -----------------------------------------
                                 162,742     104,463    58,279     36%     152,207     114,353     37,854       25%
                              ------------------------------------------   -----------------------------------------

Revenues:

      The Company recorded an increase in total revenues of approximately $10,535 (7%), to approximately $162,742 for the nine months ended March 31, 2005 from approximately $152,207 for the nine months ended March 31, 2004.

      The majority of the increase was due to an increase of $9,616 (15%) of revenue under the exclusive supply contracts with Afinsa (a related party). The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

      For the nine months ended March 31, 2005, the total revenue of approximately $162,742 comprised approximately $151,311 of revenue from sales of owned inventory and approximately $11,431 of commissions resulting from sales of consigned materials.

      The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

      Gross profit increased approximately $20,425 (54%), to approximately $58,279 for the nine months ended March 31, 2005 from approximately $37,854 for the nine months ended March 31, 2004. The increased gross profit was the result of an increase in revenue of $10,535, coupled with an increase in gross profit percentage from 25% for the nine months ended March 31, 2004 to 36% for the nine months ended March 31, 2005.

      The largest contributing factor to the increase in gross profit and gross profit percentage was $75,144 in direct sales to Afinsa (a related party) in the nine months ended March 31, 2005 as compared to $65,528 for the nine months ended March 31, 2004, under the exclusive supply contracts. Exclusive of sales to Afinsa, the gross profit percentage decreased from 21% for the nine months ended March 31, 2004 to 19% for the nine months ended March 31, 2005. There were no sales under the exclusive supply contract prior to September 1, 2003, with the result that there were only seven months of revenue attributable to sales under the exclusive supply contract for the nine months ended March 31, 2004.

      Revenue attributable to the operations of the seven European and the four U.S. subsidiaries acquired by the Company during the year ended June 30, 2004 and during July 2004 also contributed to the increase in gross profit and gross profit percentage; this revenue consisted almost entirely of commissions, with respect to which there is no corresponding cost of goods sold.

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

Operating Expenses

                                                                      Variance
                                     2005       2004     Variance         %
                                 ----------------------------------------------
General & Administrative             9,924      9,302        622          7%
Salaries                             9,569      7,175      2,394         33%
Depreciation & Amortization            856        594        262         44%
Marketing                            2,778      1,610      1,168         73%
                                 ----------------------------------------------
                                    23,127     18,681      4,446         24%
                                 ==============================================

      The Company's operating expenses increased approximately $4,446 (24%) during the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004. Operating expenses for European operations increased $1,868 (35%) from $5,389 for the nine months ended March 31, 2004 to $7,257 for the nine months ended March 31, 2005 and U.S.acquisitions increased $5,664 from $1,144 for the nine months ended March 31, 2004 to $6,808 for the nine months ended March 31, 2005. It should be noted that in the nine months ended March 31, 2004 there were only seven months of operations for the seven European subsidiaries, and there was very limited activity for the four new U.S. subsidiaries since those acquisitions took place in the quarter ended March 31, 2004. Exclusive of acquisitions the Company's operating expenses decreased $3,088 from $12,149 for the nine months ended March 31, 2004 to $9,061 for the nine months ended March 31, 2005.

      Auction expenses are included as general and administrative expenses and increased $523 (27%) from $1,931 for the nine months ended March 31, 2004 to $2,454 for the nine months ended March 31, 2005. Auction expenses from recent acquisitions increased $546 and accounted for the entire increase. Excluding auction expenses general and administrative expenses increased $99 (1%) from $7,371 for the nine months ended March 31, 2004 to $7,470 for the nine months ended March 31, 2005. General and administrative expenses from recent acquisitions increased $1,047 (33%), of the increase though was additional corporate overhead charges of $902 for the nine months ended March 31, 2005. Exclusive of general and administrative expenses for recent acquisitions general and administrative expenses decreased $1,690 (40%). When adjusted for the corporate overhead charges to recent acquisitions general and administrative expenses decreased $788 (19%). In the quarter ended March 31, 2004 there was an increase in the bad debt reserve in the amount of $425 with a $266 decrease in the bad debt reserve in the nine months ended March 31, 2005 for a net change of $691.

      Salaries and wages increased approximately $2,394 (33%) for the nine months ended March 31, 2005, however salaries and wages for recent acquisitions increased $3,235 thus existing companies declined $841 (17%). There was in the existing companies however, an allocation of $506 of salaries to cost of goods sold to reflect salaries directly related to the exclusive supplier agreement with Afinsa. In salaries as in general and administrative expenses there was a duplication of expenses during the second quarter of fiscal 2004 as a result of the moving of a company to the west coast and coupled with synergies with the consolidation of salaries in the current fiscal year resulted in a reduction of approximately $300 in salaries.

      Marketing expenses increased approximately $1,168 (73%), to $2,778 for the nine months ended March 31, 2005 from $1,610 for the nine months ended March 31, 2004. Recent acquisitions accounted for an increase of $1,621 with existing companies having a decrease of $453 (37%). Of the decrease $366 was attributable to there being four fewer major auctions in the nine months ended March 31, 2005. The major components of marketing expense are catalogs and advertising.

      Depreciation and amortization increased for the nine months ended March 31, 2005 by approximately $262 (44%). Recent acquisitions accounted for an increase of $342 therefore existing companies decreased $80 (23%) for the nine months ended March 31, 2005 to $270 from $350 for the nine months ended March 31, 2004. Capitalized costs for the development of the Company`s web site became fully depreciated during the previous quarters with the decrease in depreciation and amortization partially offset by an increase of $14 for depreciation of the purchase of the building in West Caldwell.

      Increased costs for the nine months ended March 31, 2005 were not offset by revenue increases during the period as operating costs as a percentage of operating revenue increased to 14% for the nine months ended March 31, 2005, from 12% for the nine months ended March 31, 2004. As compared to aggregate sales, the operating costs were 11% for the nine months ended March 31, 2005 and 10% for the nine months ended March 31, 2004.

Interest income and expense:

      Interest expense (net of interest income) for the nine months ended March 31, 2005 decreased approximately $329 from the nine months ended March 31, 2004, from approximately $425 to approximately $96. Interest income increased by $497 for the nine months ended March 31, 2005 over March 31, 2004 due largely to $330 of interest income generated from advances to consignors by recent acquisitions, an additional $114 from European investments which were $214 for the nine months ended March 31, 2005 as opposed to $100 for the seven months ended March 31, 2004 and an additional $67 from existing companies. Interest expense increased $168 in large part due to an increase in average loan balances outstanding through the nine months ended March 31, 2005 as opposed to the nine months ended March 31, 2004. The increase in average loan balances was used to fund advances to consignors for those acquisitions as well as the mortgage for the purchase of the West Caldwell building. Interest rates have also been higher in the current nine months further adding to the increase in the interest expense.

Other income and expense:

      Other income (expense) decreased from other income of $15 for the nine months ended March 31, 2004 to other expense of $402 for the nine months ended March 31, 2005. Of the net change of $417, $411 was the result of adjusting inter-company loans and interest to reflect changes in the fluctuation of the value of the dollar versus the euro.

Provision for Income Taxes:

      The Company's effective tax rates for the nine months ended March 31, 2005 and 2004 were approximately 39% and 29%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. The increase in the provision for income taxes is mainly due to the lower than normal prior year balance. Based on the evaluation of relevant factors last year, a valuation allowance for deferred tax assets was recorded because it was determined that it was more likely than not that a portion or all of the deferred tax assets would not be realized. The uncertainty of generating sufficient taxable income in the future to offset the deductibility of the temporary difference. However, as the situation improved during the fiscal year ended June 30, 2004, a 100% valuation allowance was determined to be no longer necessary. Our provision for income taxes represents our estimate of the full year's tax rate based upon the expected taxable income taxed at the applicable jurisdiction. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

      Recent New Jersey tax legislation will provide for the utilization of a portion of net operating losses for fiscal year 2005 and thereafter.

Net Income:

      The Company's increase in gross profit of approximately $20,425 for the nine months ended March 31, 2005 was partially offset by an increase in operating expenses of $4,446 resulting in a net gain of $15,979 in operating income. Of the increase of $4,446 of increased operating expenses, $7,532 was related to recent acquisitions.

Liquidity and Capital Resources

      At March 31, 2005, the Company's working capital position was approximately $71,035, compared to approximately $48,404 as of June 30, 2004. The net increase of approximately $22,631 in working capital was largely due to an increase in inventory of $10,889 and a decrease of $3,467 for advances payable - related party.

      The Company used cash for investing activities for the nine months ended March 31, 2005 of approximately $2,741. The purchase of the corporate headquarters for approximately $1,743 was the primary use of cash with the purchase of intangible assets of $644 accounting for most of the balance. There were proceeds of $146 from the sale of marketable securities in the quarter.

      The Company cash from financing activities increased approximately $912 for the nine months ended March 31, 2005. A net borrowing of $714 and $198 from the exercise of options made up the increase.

      The Company is presently finalizing an amendment to this agreement with PNC Bank and expects the amendment will provide for an increase on the line of credit to $12,500 and an extension of the agreement until June 30, 2008.

      The Company expects to repay the secured loan from a privately held coin fund of $4,000 prior to it's expiration of June 30, 2005.

      The Company believes that the current cash position will provide the Company with the necessary funds to meet our operating and capital expenditure needs for the next twelve months.

Contractual Obligations.
------------------------

Our contractual obligations related to non-cancelable operating and capital leases at March 31, 2005 were as follows:

                                           Payment due by period
                             --------------------------------------------------
                                                Less      1-3    3-5     More
                                                than                     than
                                    Total      1 year   years   years   5 years
                             --------------------------------------------------
Demand Notes                        11,957     11,957
Long-Term Debt                       1,291         88     176   1,027
Capital Lease and Other
  Debt Obligations                      56         24      19      13
Operating Lease Obligations          1,428        734     561     133
                             --------------------------------------------------
Total                               14,732     12,803     756   1,173
                             --------------------------------------------------

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

Issues and Uncertainties

      From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

     o Although the Company's results of operations for the years ended June 30, 2003 and 2004, and for the first three quarters of the fiscal year ending June 30, 2005, reflect a material improvement over the results of prior periods, a significant portion of the Company's aggregate sales, revenue and gross profit for such periods was attributable to sales to Afinsa (a related party). There is no assurance that such sales, revenues and gross profit will continue at these levels. A decrease in the level of sales to Afinsa or the termination of the supply agreements with Afinsa could have a material adverse effect on the Company. There is no minimum level of sales provided for under the supply agreements with Afinsa, and the agreements may be terminated upon six month's notice by either party.

     o The Company's debt agreement with PNC Bank expires on May 27, 2005. The Company is in negotiations with PNC Bank and expects to enter into an extension of the facility shortly. Although the Company has previously been able to refinance or renegotiate all of its credit facilities in the past, there can be no assurance that the Company will be able to accomplish this in the future.

     o We may have difficulty implementing in a timely manner the internal controls procedures necessary to allow our management to report on the effectiveness of our internal controls, and we may incur substantial costs in order to comply with the requirements of the Sarbanes-Oxley Act of 2002.

          The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under
          Section 404 of the Act for management to report on our internal controls over financial reporting and for our independent registered public accountant to attest to this report. We are required to comply with Section 404 effective June 30, 2005. Our management has begun the necessary processes and procedures for issuing its report on our internal controls

          Our recent acquisitions of companies, in particular those which operate outside the United States, have provided us with challenges in implementing the required processes and procedures in our those operations. Acquired companies may not have disclosure controls and procedures or internal controls over financial reporting that are as thorough or effective as those required by securities law in the United States. We, therefore, intend to devote substantial time and have incurred and will continue to incur substantial costs to ensure ongoing compliance. We cannot, however, be certain that we will be successful in complying with Section 404.

          If we are not able to implement the requirements of Section 404 in a timely manner and/or if we conclude in future periods that our internal controls over financial reporting are not effective, we may be required to change our internal controls over financial reporting to remediate deficiencies, investors may lose confidence in the reliability of our financial statements, and we may be subject to investigation and/or sanctions by regulatory authorities.

          In addition, in the course of our ongoing evaluation of internal controls over financial reporting, we have identified areas of our internal controls requiring improvement and are in the process of designing enhanced processes and controls to address those issues. As a result, we expect to incur additional expenses and diversion of management's time, any of which could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. And, we cannot be certain that our efforts will be effective or sufficient for us to issue reports in the future. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

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

        Interest Rate Risks

      Interest rates on the Company's credit facility with PNC Bank is market-based. (See Note 12 to Notes to Consolidated Financial Statements.) Accordingly, the Company is exposed to certain interest rate risks caused by fluctuations in interest rates. If, for example, the LIBOR and the "prime" rates were to increase by 1% for any given year, our interest expense would increase by approximately $100 for the period (assuming that all amounts available under such credit facilities - that is, $10,000 - are drawn down.) There can be no assurance that interest rates will not increase over the next fiscal year. However, because we do not believe that our exposure to interest rate risk is significant, we have not undertaken specific steps to reduce or eliminate this risk.

         Foreign Currency Risks

      Business transactions originating from our United States and Asian operations are denominated in U.S. dollars. Transactions from our European operations, which in fiscal 2004 accounted for approximately 35% of total net revenues, are denominated in Euros.

      The average Euro to dollar exchange rate during fiscal 2004 was $1.22 U.S. dollar to $1.00 Euro. As a result of this exchange rate, the company enjoyed a favorable exchange rate advantage equal to $1.3 million in fiscal 2004. A 5% change in the Euro to dollar exchange rate would have had a effect on the company's net profits in fiscal 2004 of $300.

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

Item 4. Controls and Procedures

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

      There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended March 31, 2005.

      We are currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved information technology system controls. For all internal control issues identified, we believe we have adequate compensating controls in place, such as reviews and reconciliations, to mitigate the risk to our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer's conclusion stated above, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2005 was based, in part, upon our evaluation of the control issues identified, including the presence of adequate compensating controls.

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

               31.1 Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Executive Officer*

               31.2 Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief
                    Financial Officer*

               32.1 Section 1350 Certification of Chief Executive Officer *

               32.2 Section 1350 Certification of Chief Financial Officer *

            (b) Reports on Form 8-K

                    (1) Report on Form 8-K filed on January 20, 2005, relating to the disclosure of the acceleration of vesting of certain options granted to directors and officers of the Company.

                    (2) Report on Form 8-K filed on February 3, 2005, relating to a press release issued by the Company announcing the execution of a definitive agreement to acquire all of the stock of stock of John Bull Stamp Auctions, Ltd.


*  Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    GREG MANNING AUCTIONS, INC.


Dated:  May 12, 2005
                                    /s/ Greg Manning
                                    ------------------------------------
                                    Greg Manning
                                    Chairman and Chief Executive Officer



                                    /s/ Larry Crawford
                                    ------------------------------------
                                    Larry Crawford
                                    Chief Financial Officer