Form 10-K
period 2005-06-30
GREG MANNING AUCTIONS INC
filed 2005-09-13
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from________ to________

                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
                (Name of Registrant as specified in its Charter)

          Delaware                                     22-2365834
          --------                                     ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

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

      Yes     X             No

      The aggregate market value of the common stock held by non-affiliates of the Issuer as of June 30, 2005 (based on the closing sale price of $11.95 per share as reported on NASDAQ), was $74,961,478.

      As of September 12, 2005, the Issuer had 27,671,521 shares of its Common Stock outstanding.

      Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 2005, are incorporated by reference into Part III.

                           Greg Manning Auctions, Inc.

                                      Index

                                                                            Page
                                                                            ----
PART I
------

Item 1. Description of Business...............................................3

Item 2. Description of Property...............................................7

Item 3. Legal Proceedings.....................................................7

Item 4. Submission of Matters to a Vote of Security Holders...................7

PART II
-------

Item 5.  Market For Common Equity, Related Stockholder Matters and Issuer
         Repurchases of Equity Securities.....................................8

Item 6.  Selected Consolidated Financial Data.................................9

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................12

Item 7A  Quantitative and Qualitative Disclosures about Market Risk..........27

Item 8.  Financial Statements and Supplementary Data.........................28

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.................................61

Item 9A  Controls and Procedures.............................................61

Item 9B  Other Information ..................................................62

PART III
--------

Item 10  Directors and Executive Officers....................................63

Item 11  Executive Compensation..............................................63

Item 12  Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters..........................63

Item 13  Certain Relationships and Related Transactions......................63

Item 14  Principal Accountant Fees and Services .............................63

PART IV
-------

Item 15  Exhibits, Financial Statement Schedules and Reports on Form 8-K.....64

                                     PART I
                                     ------

Item 1.  DESCRIPTION OF BUSINESS

                                     GENERAL
                                     -------

Greg Manning Auctions, Inc. (GMAI or the Company) is a global integrated network of leading companies in the collectibles market with operations in North America, Europe and Asia as well as on the Internet. The Company operates through a number of subsidiaries that specialize in various sectors of the collectibles markets. The Company was created in September 2003 when Greg Manning Auctions, Inc., a leading stamp and coin auction house, and Auctentia, S.L. of Spain (Auctentia) effectively integrated their auction businesses, creating a global collectibles network. GMAI businesses now include Auctions, Merchant/Dealer Operations and Trading Operations.

Auctentia is the wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (Afinsa), the Company's major customer. Afinsa and Auctentia collectively own approximately 68% of GMAI's outstanding common stock.

GMAI's North American auction subsidiaries are: H.R Harmer, Greg Manning Galleries, Teletrade, Greg Manning Nutmeg Auctions (d/b/a Nutmeg Stamp Sales), Ivy & Manning (formerly Ivy & Mader), Kensington Associates, North American Certified Trading, Superior Sports Auctions, Bowers and Merena Auctions and Kingswood Coin Auctions. The Company also operates auction divisions under the names Greg Manning Auctions and Spectrum Numismatic Auctions.

H.R. Harmer, whose assets the Company acquired in July 2004, typically conducts high-end philatelic auctions of rare single stamps and collections targeted to individual collectors as well as dealers, while Greg Manning Galleries focuses on smaller, less expensive and mid-range individual stamp collections. The Greg Manning Auctions division conducts auctions of stamp collections and accumulations generally targeted to philatelic dealers, and Ivy & Manning specializes in the sale of higher-end individual stamps to collectors. Nutmeg Stamp Sales, whose assets the Company acquired in February 2004, is engaged in the sale of primarily owned philatelic inventory to mid- and upper-end collectors.

In February 2004, the Company, through its subsidiary Spectrum Numismatics, acquired the business assets of Bowers and Merena Auctions and Kingswood Coin Auctions, which are engaged in the acquisition (by purchase and consignment) and sale (by auction and otherwise) of collectible coins, as well as Superior Sports Auctions, which is engaged in the acquisition (by purchase and consignment) and sale (by auction and otherwise) of collectible sports cards and other sports memorabilia. Spectrum also owns Teletrade, which conducts internet and telephonic auctions of coins at the low and mid-price range.

GMAI's European auction subsidiaries, which were among the companies acquired by the Company in September 2003 from Auctentia, include Auctentia Subastas of Madrid, Spain (operating under the name "Afinsa Auctions"); Corinphila Auktionen (Corinphila) of Zurich, Switzerland; and the Kohler group of auction companies of Berlin (66.67% owned by GMAI) and Wiesbaden, Germany.

Auctentia Subastas/Afinsa Auctions was formed in 2003 to conduct the philatelic business previously carried out by a division of Auctentia, and focuses on high-level philately. It generally conducts between three to five auctions each year in Spain and Portugal. Corinphila is a long-standing auction house specializing in rarities, specialized collections and other high-end philatelics, and generally conducts two or three auctions per year. Kohler Berliner specializes in post-1945 German and old Communist Eastern Bloc countries' philately, and typically conducts two or three auctions per year. Kohler Wiesbaden, formed in 2000 (after having conducted business as a sole proprietorship since 1913), is the largest philatelic auction house in Germany, and holds three auctions per year.

In addition, John Bull Auctions, which the Company acquired in February 2005, specializes in both single-owner sales of advanced collections and general auction sales of primarily Asian stamps and postal history. John Bull currently conducts between six to eight auctions per year.

The Company's merchant/dealer operations are conducted through Spectrum Numismatics, one of the leading coin wholesalers in the United States, as well as through GMAI Auctentia Central de Compras (CdC) of Madrid, Spain, which, together with GMAI, acts as exclusive supplier of collectibles - primarily stamps and coins - on a worldwide basis to Afinsa.

In July 2005, the Company and Afinsa acquired all of the outstanding stock of A-Mark Precious Metals, Inc., one of the largest private sellers of bullion coins and bullion gold, silver, platinum and palladium to the wholesale marketplace. A-Mark Precious Metals was acquired by a newly formed corporation, whose outstanding common stock is owned 80% by Spectrum and 20% by Auctentia, a wholly-owned subsidiary of Afinsa. The Company's trading operations are conducted through A-Mark.

Effective July 31, 2005, the Company, which had owned 65% of the equity interest in Corinphila Auktionen AG, purchased the remaining 35% equity interest in that company, or 4,970 shares, with the result that the Company now owns 100% of the outstanding share capital of Corinphila. The exercise price was 1.600.000 CHF (approximately U.S.$1,270,000), of which 1.000.000 CHF was paid on July 30, 2005 and 600.000 CHF will be paid by September 31, 2005. The sellers of the equity interest, Mr. Beat Vollenwieder and Mr. Martin Mader, are officers of Corinphila. The option to purchase this 35% interest, and the terms of such purchase, were set forth in a Share Purchase Agreement, dated September 19, 2002, between the sellers and Auctentia. Under the terms of the Share Purchase Agreement, Auctentia was able to designate the Company as the entity to exercise the option.

For the year ended June 30, 2005, the Company's revenues attributable to its United States, European and Asian operations were approximately $105,539,000, $134,071, 000 and $704,000, respectively.

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

In addition, GMAI and its subsidiaries operate 13 global websites: www.teletrade.com, www.amark.com, www.spectrumnumismatics.com, www.hrharmer.com, www.kingswoodcoin.com, www.nactcoin.com, www.nutmegstamp.com, www.superiorsports.com, www.bowersandmerena.com, www.afinsa-auctions.com, www.corinphila.com, www.heinrich-koehler.de. and www.heinrich-koehler-berlin.de.

As used herein, the "Company", "we", "us" and similar terms include Greg Manning Auctions, Inc. and its subsidiaries, unless the context indicates otherwise.

The following describes each of the Company's three business areas - Auctions, Merchant/Dealer Operations and Trading Operations in more detail.

                                    AUCTIONS
                                    --------

Based on its knowledge of the collectibles markets, the Company believes that it is one of the world's largest (measured by aggregate sales) auctioneers of stamps, and a leading auctioneer of rare coins, sports trading cards and memorabilia. Its auctions are targeted to both collectors and dealers, and feature offerings spanning the modest to ultra-high end price spectrum.

The Company conducts primarily traditional "live" auctions featuring full electronic capabilities. Certain of its subsidiaries offer mail-only auctions (with electronic capability) and telephonic/Internet-only auctions. In all cases, commissions are typically charged from the seller of 0% to 15% and from the buyer of 12.5% to 15%.

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

Consistent with the Company's full service traditional auction business model and its commitment to customer service, the Company's Internet auctions feature many of the same full service amenities as its traditional auctions. Specifically, unless otherwise noted in a particular sale's terms and conditions, the Company takes physical possession of all items offered for sale prior to the sale, guarantees the genuineness of all items offered, describes the items, collects all sums due, remits the sale proceeds to the seller, and professionally packs and ships the items sold to the buyer. Additionally, because the buyer in an Internet auction usually has not had an opportunity to personally view the item offered, the Company also offers buyers a 100% Satisfaction Guarantee.

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

The Company also offers mail-only auctions through its Nutmeg, Kingswood and Superior subsidiaries.

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

Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc. and Robert A. Siegel Auction Galleries, Inc. In the sports trading card auction business, the Company's primary competitors are Mastro Fine Sports Auctions, Sports Trading Cards Plus, LLC and Sales OnLine Direct, Inc. (d/b/a Rotman Auctions). The Company's principal coin auction competitors are Heritage Rare Coin Galleries, Inc., Stacks Rare Coins, Superior Coin Galleries of Beverly Hills and American Numismatic Rarities, LLC.

A number of companies offer business-to-business and business-to-consumer auctions of collectibles, including eBay, Inc., Yahoo! Inc., Amazon.com, Inc., Overstock.com Inc., Interactive Collector, Inc. (d/b/a iCollector.com) and Sothebys.com, Inc. Additionally, several companies host consumer-to-consumer auctions of collectibles. While the Company is not in the consumer-to-consumer auction business, these companies' services provide collectors the option to sell or buy their collectibles themselves. Consumer-to-consumer auction sites selling collectibles include eBay, Inc., Overstock.com Inc., Yahoo! Inc. and Amazon.com, Inc.

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

Complementary Merchant/Dealer Operations; Private Sales

In order to complement and enhance the Company's auction business, the Company frequently buys collectibles in its own name and resells them as a merchant/dealer. For a variety of reasons, some collectors require the immediate liquidation of their collections and cannot wait for an appropriate auction. Other collectors do not wish to sell by auction and prefer a negotiated, fixed price sale. In these instances, the Company uses its knowledge of the markets and products to make what the Company calls "opportunistic purchases." In most instances, collectibles purchased in this manner are resold within 180 days either in one of the Company's auctions or in a private treaty transaction. In other instances, either because the markets are not yet ripe or because the collection purchased is so large, it is most profitably sold over a period of time, the collectibles purchased are held in the Company's inventory and resold after 180 days. In addition to these "opportunistic purchases," the Company continually searches the collectibles markets for favorable buying opportunities and buys individual pieces and collections to re-sell to a particular collector pursuant to a specific purchase request, to fill a need for one of its auctions to make that auction more attractive to the targeted audience, or to take advantage of what the Company believes is a favorable price and buying opportunity. In these circumstances, items purchased are generally resold in less than 180 days.

The Company earns a profit or incurs a loss on the sale of owned inventory to the extent the sale price exceeds or is less than the purchase price paid by the Company. The Company seeks to sell its owned inventory as quickly and efficiently as possible, thereby promoting a high level of inventory turnover and maintaining maximum liquidity.

In a private sale, the Company contacts known collectors and sells specific, usually high or ultra-high end items, to such collectors at a privately negotiated price. When such sales are conducted of Company-owned items, the Company earns a profit based upon the sale price paid by the private buyer. The Company also conducts private sales of consigned items. In such instances, the Company earns a fee for its services. Generally, the fee is a percentage of the sale price; however, in some circumstances the Company will be paid a fixed, negotiated fee.

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

Among the Company's primary competitors in the domestic and worldwide philatelic merchant/dealer business are Mystic Stamp Company, Superior Galleries, and Regency Stamps, Ltd. The Company's principal coin competitors are Heritage Rare Coin Galleries, Inc., Superior Coin Galleries of Beverly Hills, David Lawrence Rare Coins and Stack's Rare Coins. In the sports trading card and memorabilia business, the Company's primary competitors are Sports Cards Plus, Piedmont Cards and Goodwin & Company.

                               TRADING OPERATIONS

A-Mark Precious Metals, Inc. (APM), which was acquired by the Company and Afinsa in July 2005 (See Recent Expansion), is a full service metals trading company engaged primarily in the wholesale purchase and sale of gold, silver, platinum and palladium. As one of only six U.S. Mint authorized purchasers of gold, silver and platinum Eagle coinage in the world, A-Mark sources these products directly from the U.S. Mint to A-Mark's wholesale clientele. In addition to the U.S. Mint, APM also has distributorships with other countries' mints, including Canada, Australia and China. Clients of APM include coin dealers, banks, financial institutions, jewelers, collectors, investors, manufacturers, as well as other mints and mines. APM also provides a range of collateralized financing products and trading services related to precious metals. APM is owned by Spectrum PMI, Inc., a corporation whose stock is owned 80% by Spectrum Numismatics International and 20% by Auctentia.

                               REGULATORY MATTERS
                               ------------------

Regulation of the auction business varies from jurisdiction to jurisdiction, and to the best of management's knowledge and belief, the Company is in compliance with all material and significant regulations governing its business activities.

                                    EMPLOYEES
                                    ---------

At June 30, 2005, the Company had 168 full-time employees: 102 located in the United States and 66 located in Europe.

                                RECENT EXPANSION
                                ----------------

A-Mark Precious Metals

On July 15, 2005, the Company and its majority shareholder Afinsa acquired all of the issued and outstanding capital stock of A-Mark Precious Metals, Inc., an indirect subsidiary of A-Mark Financial Corporation. The buyer was Spectrum PMI, Inc., a newly formed acquisition entity owned 80% by Spectrum Numismatics International, Inc., a wholly-owned subsidiary of GMAI, and 20% by Auctentia, a wholly-owned subsidiary of Afinsa. APM is a full service metals trading company engaged primarily in the wholesale purchase and sale of precious medals including gold, silver, platinum and palladium. APM also provides a range of collateralized financing products and trading services related to precious metals. Pursuant to the Stock Purchase Agreement, dated as of July 15, 2005, by and between Spectrum PMI, on the one hand, and A-Mark Holding, Inc. and Steven
C. Markoff, on the other hand (the "Stock Purchase Agreement") and the Noncompetition Agreement, dated July 15, 2005, between Spectrum PMI, APM and Steven C. Markoff, the purchase price was approximately $20 million cash, which was determined by negotiation between the parties. Pursuant to the Stock Purchase Agreement, the purchase price is subject to post-closing adjustment based on the difference, if any, between the estimated and actual net book value of APM on the closing date. The sellers may also be entitled to future payments based on (i) certain new business of APM and (ii) certain tax savings to GMAI resulting from the transaction. The purchase price was funded 80% from internal working capital and 20% from Afinsa.

Item 2.     DESCRIPTION OF PROPERTY

The Company's headquarters are located in space consisting of approximately 18,600 square feet of office and warehouse facilities located at 775 Passaic Avenue, West Caldwell, New Jersey. The Company leased this space through December 2004 at an annual rental of approximately $155,000; in December 2004 the Company exercised its right to purchase the property at a price of approximately $1.7 million. Nutmeg leases 3,700 square feet of office space in Danbury, CT at an annual cost of $58,000. The Company also leases approximately 7,500 square feet of office space in Santa Ana, California for its Spectrum subsidiary at an annual rental of approximately $213,500, 2,168 square feet for its Teletrade subsidiary at an annual rental of approximately $61,900 and 3,514 square feet for its Bowers & Merena subsidiary at an annual rental of approximately $73,800. Effective July 15, 2005, the Company's A-Mark facility operated in a 2,239 square feet facility in Santa Monica, CA at an annual cost of $132,000.

The Company leases approximately 5,200 square feet of office space at an annual rental of approximately $103,253 in Wiesbaden, Germany for its subsidiary, Heinrich Kohler Auktionhaus, and approximately 2,500 square feet at an annual rental of approximately $60,032 in Berlin, Germany for Heinrich Kohler Berliner Briefmarken-Auktionen. The Company leases office space at 3 locations in Madrid,
Spain: Approximately 3,466 square feet is leased at an annual rental of $32,000; 3,000 square feet is leased at an annual rental of $130,375; and approximately 5,800 square feet is leased from Afinsa (a related party) at an annual rate of $139,000. The latter lease will terminate in December 2005, at which time, CdC will move its operations to an 18,000 square feet facility in Madrid with an annual rental rate of $252,000. The Company also leases approximately 2,700 square feet of office space at an annual rental of approximately $100,000 in Zurich, Switzerland for its Corinphila operations.

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

                                     PART II
                                     -------

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Stock and Related Stockholder Matters

The Company's Common Stock is listed on NASDAQ National Market ("NASDAQ") under the symbol "GMAI". According to American Stock Transfer & Trust and ADP Proxy Services, the holders of record of the Company's Common Stock totaled 974 and beneficial owners of record totaled 2,773 at June 30, 2005.

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

The quarterly high and low bid ranges on the NASDAQ for the Common Stock of the Company for the years ended June 30, 2005 and 2004 are shown in the following schedule:

                     For the years ended June 30,
              -----------------------------------------
                     2005                   2004
              -----------------------------------------
(Quarter)      High         Low        High        Low
---------     ------       ------     ------     ------
First         $16.33       $10.63     $ 7.75     $ 2.24
Second        $12.55       $ 8.85     $12.84     $ 6.42
Third         $12.48       $ 9.51     $15.00     $ 9.54
Fourth        $12.04       $ 8.97     $17.25     $10.11

The quotations shown above reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Equity Compensation Plan Information

The following table provides information as of June 30, 2005 with respect to the shares of GMAI's common stock that may be issued under GMAI's existing equity compensation plans.


Plan category
-------------
                                                                                                         (c)
                                                                                                Number of securities
                                                        (a)                    (b)             remaining available for
                                                Number of securities    Weighted average        future issuance under
                                                 to be issued upon      exercise price of        equity compensation
                                                    exercise of        outstanding options,       plans (excluding
                                                outstanding options,       warrants and        securities reflected in
                                                warrants and rights         rights ($)               column (a))
                                                -------------------    -------------------     -----------------------

Equity compensation plans approved by
  security holders(1)..........................       1,813,865               $5.46                    745,737

Equity compensation plans not approved by
  security holders.............................              --                  --                         --

(1) Consists of the 1993 Stock Option Plan, as amended, and the 1997 Stock Incentive Plan, as amended.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
----------------------------------------------------------------------

The Company has not made any repurchases of its equity securities during the quarter ended June 30, 2005

Item 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this report. The consolidated Statement of Earnings and the consolidated balance sheet data for the years ended June 30, 2005, 2004, 2003, 2002 and 2001, are derived from, and are qualified by reference to, the audited consolidated financial statements of Greg Manning Auctions, Inc.

In August 2003, GMAI and CdC entered into supply agreements with Afinsa, pursuant to which GMAI and CdC are acting as exclusive suppliers of collectibles for Afinsa on a worldwide basis. Transactions under these contracts represented a significant portion of the Company's aggregate sales, revenues and gross profit for the years ended June 30, 2005 and June 30, 2004. Accordingly, the historical results of operations presented herein, to the extent they relate to periods prior to the effectiveness of these contracts, are unlikely to be indicative of future results.


                                                       Greg Manning Auctions Inc.
                                                         Years Ended June 30,
                                                 (In Thousands, except per share data)

Consolidated Statements of Earnings Data:               2005           2004           2003           2002           2001
                                                     ----------     ----------     ---------      ---------      ---------

    Sales of inventory                               $  99,309      $  97,688      $  89,268      $  76,616      $  62,333
    Sales of inventory - related party                      --             --        123,348        102,215          7,654
    Commissions earned                                  17,657         12,987          4,269          4,161          5,063
                                                     ---------      ---------      ---------      ---------      ---------
    Total Revenues                                     240,314        212,890        101,191         80,777         67,396

  Cost of merchandise sold                              91,515         86,249         81,960         71,966         62,354
  Cost of merchandise sold- Related Party                   --             --         58,830         65,150          4,712
                                                     ---------      ---------      ---------      ---------      ---------
    Gross profit                                        89,969         61,491         14,519          8,811          5,042

  General, administrative, and all
     other operating expenses                           29,643         23,788         10,632         10,041         10,536
  Sales and marketing expenses                           4,282          2,981          1,561          1,578          1,879
  Intangible impairment                                     --             --             --          4,741          2,158
  Depreciation and Amortization                          1,187            915            557          1,416          1,564
  Other Expense                                             --             --             --              6            340
  Acquisition and merger costs                              --             --             --             --            205
                                                     ---------      ---------      ---------      ---------      ---------
    Total operating expenses                            35,111         27,684         12,750         17,782         16,682
                                                     ---------      ---------      ---------      ---------      ---------
  Income (loss) from operations                         54,857         33,807          1,769         (8,971)       (11,640)

  Interest and other expense (net)                        (559)          (687)          (702)        (1,136)          (713)
  Loss on sale of marketable securities
    and investments                                         (4)            --            (87)            --             --
  Gain on sale of equity method investee                    --             --          2,035             --             --
  Impairment of investment in investee                      --           (500)            --             --             --
  Loss from operations of investee                          --             --             --           (250)        (4,951)
                                                     ---------      ---------      ---------      ---------      ---------
  Income (loss) before income taxes                     54,294         32,620          3,015         (9,934)       (17,727)
  Provision for (benefit from) income taxes             16,019          3,254          3,243            192         (1,404)
                                                     ---------      ---------      ---------      ---------      ---------
  Net income (loss)                                  $  38,275      $  29,366      $   2,823      $ (13,177)     $ (16,323)
                                                     =========      =========      =========      =========      =========

  Earnings (Loss) per Share:
    Basic                                            $    1.40      $    1.22      $    0.22      $   (1.06)     $   (1.58)
                                                     =========      =========      =========      =========      =========
    Diluted                                          $    1.33      $    1.14      $    0.22      $   (1.06)     $   (1.58)
                                                     =========      =========      =========      =========      =========

  Weighted average shares:
    Basic                                               27,423         23,985         12,739         12,469         10,299
                                                     =========      =========      =========      =========      =========
    Diluted                                             28,688         25,787         12,816         12,469         10,299
                                                     =========      =========      =========      =========      =========

Consolidated Balance Sheet Data:

  Cash and cash equivalents                          $  54,250      $  16,263      $   2,250      $   2,169      $   2,158
                                                     =========      =========      =========      =========      =========
  Total Current Assets                                 132,507        107,366         32,615         22,117         25,971
                                                     =========      =========      =========      =========      =========
  Total Assets                                       $ 158,450      $ 130,684      $  37,907      $  27,348      $  40,452
                                                     =========      =========      =========      =========      =========

  Total Current Liabilities                          $  37,930      $  58,962      $  22,670      $  15,576      $  16,885
                                                     =========      =========      =========      =========      =========
  Total Long-Term Liabilities                            9,181             --             43            116            168
                                                     =========      =========      =========      =========      =========
  Total Liabilities                                     47,111         58,962         22,713         15,692         17,053
                                                     =========      =========      =========      =========      =========
  Total Stockholders' Equity                           111,339         71,722         15,194         11,656         23,399
                                                     =========      =========      =========      =========      =========
  Total Liabilities and Stockholders' Equity         $ 158,450      $ 130,684      $  37,907      $  27,348      $  40,452
                                                     =========      =========      =========      =========      =========


(In thousands except per share amounts)         1st Quarter     2nd Quarter    3rd Quarter     4th Quarter        Total
-------------------------------------------------------------------------------------------------------------------------
                                       2005
-------------------------------------------------------------------------------------------------------------------------

Sales of inventory                               $  22,970       $  28,012       $  25,185       $  23,142       $  99,309
Sales of inventory - related party                  21,618          27,499          26,027          48,204         123,348
Commissions earned                                   3,502           3,429           4,500           6,226          17,657
                                                 ---------       ---------       ---------       ---------       ---------

   Total Revenues                                   48,090          58,940          55,712          77,572         240,314

 Cost of merchandise sold                           20,788          26,639          23,168          20,920          91,515
 Cost of merchandise sold- related party            10,140          12,860          10,868          24,962          58,830
                                                 ---------       ---------       ---------       ---------       ---------

   Gross profit                                     17,162          19,441          21,676          31,690          89,969

 General, administrative, and all
 other operating expenses                            6,974           5,591           6,928          10,150          29,643
 Sales and marketing expenses                          799             917           1,062           1,504           4,282
 Depreciation and Amortization                         276             281             299             331           1,187
                                                 ---------       ---------       ---------       ---------       ---------

   Total operating expense                           8,049           6,789           8,289          11,985          35,112
                                                 ---------       ---------       ---------       ---------       ---------

 Income from operations                              9,113          12,652          13,387          19,705          54,857

 Interest and other expense (net)                      (46)           (216)           (236)            (65)           (563)
                                                 ---------       ---------       ---------       ---------       ---------

 Income before income taxes                          9,067          12,436          13,151          19,640          54,294
 Provision for income taxes                          3,933           4,781           4,963           2,342          16,019
                                                 ---------       ---------       ---------       ---------       ---------

 Net income                                      $   5,134       $   7,655       $   8,188       $  17,298       $  38,275
                                                 =========       =========       =========       =========       =========

 Earnings per Share:
   Basic                                         $    0.19       $    0.28       $    0.30       $    0.63       $    1.40
                                                 =========       =========       =========       =========       =========
   Diluted                                       $    0.18       $    0.27       $    0.29       $    0.60       $    1.33
                                                 =========       =========       =========       =========       =========


(In thousands except per share amounts)         1st Quarter     2nd Quarter    3rd Quarter     4th Quarter        Total
-------------------------------------------------------------------------------------------------------------------------
                                       2004
-------------------------------------------------------------------------------------------------------------------------

Sales of inventory                               $  21,523       $  30,885       $  25,977       $  19,303       $  97,688
Sales of inventory - related party                  10,678          19,967          34,883          36,687         102,215
Commissions earned                                   2,286           2,363           3,645           4,693          12,987
                                                 ---------       ---------       ---------       ---------       ---------
   Total Revenues                                   34,487          53,215          64,505          60,683         212,890

 Cost of merchandise sold                            7,392          13,512          23,780          20,466          65,150
 Cost of merchandise sold- related party            19,633          26,311          23,724          16,581          86,249
                                                 ---------       ---------       ---------       ---------       ---------

   Gross profit                                      7,462          13,392          17,001          23,636          61,491

 General, administrative, and all
 other operating expenses                            3,898           5,419           7,160           7,311          23,788
 Sales and marketing expenses                          379             560             670           1,372           2,981
 Depreciation and Amortization                         144             226             224             321             915
                                                 ---------       ---------       ---------       ---------       ---------
   Total operating expenses                          4,421           6,205           8,054           9,004          27,684
                                                 ---------       ---------       ---------       ---------       ---------
 Income from operations                              3,041           7,187           8,947          14,633          33,808

 Interest and other expense (net)                     (177)            (91)           (141)           (278)           (687)
 Impairment of investment in investee                   --            (500)             --              --            (500)
                                                 ---------       ---------       ---------       ---------       ---------

 Income before income taxes                          2,864           6,596           8,806          14,355          32,621
 Provision for (benefit) income taxes                  406           2,538           2,287          (1,977)          3,254
                                                 ---------       ---------       ---------       ---------       ---------
 Net income                                      $   2,458       $   4,058       $   6,519       $  16,331       $  29,366
                                                 =========       =========       =========       =========       =========

 Earnings per Share:
   Basic                                         $    0.15       $    0.15       $    0.25       $    0.60       $    1.22
                                                 =========       =========       =========       =========       =========

   Diluted                                       $    0.14       $    0.14       $    0.23       $    0.57       $    1.14
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

GENERAL
-------

During the year ended June 30, 2005, the Company operated in one segment consisting of various types of collectibles, including philatelics and numismatics.

The Company's aggregate sales are generated by the sale of owned and consigned property at auction and by the non-auction sale of inventory through its merchant/dealer operations, consisting of sales by Spectrum and sales under the exclusive supply contracts between the Company and Afinsa (a related party.) (The Company's trading operations were acquired subsequent to June 30, 2005 and accordingly are not reflected in the following discussion.) Aggregate sales consist of the total proceeds realized from the sale of property and include the Company's commissions when applicable.

The aggregate sales for the Company for the years ended June 30, 2005, 2004 and 2003, are shown for the respective years subdivided by source and collectible type.


                                                             For the Years Ended June 30,
                                 -------------------------------------------------------------------------------
                                                        (In Thousands, except for percentages)
                                                                                       Percentages
                                   2005          2004          2003          2005          2004         2003
                                 --------      --------      --------      ---------     ---------    --------

Aggregate Sales                  $313,244      $258,383      $118,232           100%          100%         100%
                                 ========      ========      ========      ========      ========     ========

   By Source:
    Auction                      $104,393      $ 58,480      $ 21,310            33%           23%          18%
    Merchant/Dealer
      Sales of Inventory           85,503        97,688        89,268            27%           38%          76%
      Related Party               123,348       102,215         7,654            39%           40%           6%
                                 --------      --------      --------      --------      --------     --------
                                 $313,244      $258,383      $118,232           100%          100%         100%
                                 ========      ========      ========      ========      ========     ========

   By Collectible Type:
      Philatelics                $185,140      $151,176      $ 23,397            59%           59%          20%
      Numismatics                 126,865       104,328        91,894            41%           40%          78%
      Sports Collectibles           1,070         2,153         2,796             0%            1%           2%
      Art                             169           226            50             0%            0%           0%
      Other Collectibles               --           500            95             0%            0%           0%
                                 --------      --------      --------      --------      --------     --------
                                 $313,244      $258,383      $118,232           100%          100%         100%
                                 ========      ========      ========      ========      ========     ========

Total revenues included in the Consolidated Statements of Earnings are comprised of (1) revenues from Merchant/Dealer Operations, that is: (a) sales of inventory owned by the Company to Afinsa (a related party), under the exclusive supply contracts, and (b) sales of inventory owned by the Company exclusive of sales to Afinsa, consisting primarily of sales by Spectrum Numismatics, and (2) revenues from Auction Operations, that is, the portion of sale proceeds from auction (or private treaty) that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the seller of 0% to 15% and a commission of 12.5% to 15% from the buyers.

Only revenues and not aggregate sales are included in the accompanying Consolidated Statements of Earnings since aggregate sales are not recognized in accordance with accounting principles generally accepted in the United States.

The following table sets forth, for the periods presented certain data from our consolidated Statements of Earnings as a percentage of net revenues. The information contained in the table below should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

                                             Amounts Stated in %s

                                                  Fiscal Year
                                         2005        2004     2003
                                         -----       ----     -----

Net Revenues                             100.0 %    100.0 %   100.0 %

Gross Profit                              37.4       28.9      14.3

Operating Expenses

      General and Administrative           6.9        6.4       5.1

      Salaries and Wages                   5.5        4.8       5.4

      Marketing                            1.8        1.4       1.5

      Depreciation and Amortization        0.5        0.4       0.6
                                         -----      -----     -----
Total Operating Expenses                  14.7       13.0      12.6
                                         -----      -----     -----
Earnings (Loss) from operations           22.7       15.9       1.7

Gain on sale of investee                     -          -       2.0

Interest Income and Expense (net)         (0.1)      (0.4)     (0.7)

Other Income and Expense (net)               -          -         -

Impairment of investment in investee         -       (0.2)        -
                                         -----      -----     -----
Earnings (Loss) before income taxes       22.6       15.3       3.0
                                         -----      -----     -----
Provision for (Benefit from)
  income taxes                             6.7        1.5       0.2

Net Income (Loss)                         15.9 %     13.8 %     2.8 %
                                         =====      =====     =====

Sales of inventory to Afinsa (a related party) represented a significant portion of the Company's aggregate sales, revenue and gross profit for the years ended June 30, 2005 and 2004.

Results of Operations Years ended June 30, 2005 and 2004 (Dollars in thousands except as noted or per share information)


                                               Year Ended June 30, 2005                  Year Ended June 30, 2004
                                     ------------------------------------------------------------------------------------
                                                  Cost of                                  Cost of
                                                   Goods    Gross       Gross               Goods    Gross      Gross
                                      Revenues     Sold     Profit      Profit % Revenues    Sold    Profit    Profit %
                                     ------------------------------------------------------------------------------------

Sales of inventory                    $ 99,309  $ 91,515   $ 7,794          8%   $ 97,688   $86,249   $11,439         12%

Sales of inventory- Related Party      123,348    58,830    64,518         52%    102,215    65,150    37,065         36%

Auction Commissions                     17,657        --    17,657        100%     12,987        --    12,987        100%
                                     ------------------------------------------------------------------------------------

                                      $240,314  $150,345   $89,969         37%   $212,890   $151,399  $61,491         29%
                                     ====================================================================================

 Revenues

The Company recorded an increase in total revenues of approximately $27,424 (13%), to approximately $240,314 for the year ended June 30, 2005 from approximately $212,890 for the year ended June 30, 2004.

For the year ended June 30, 2005, the total revenue of approximately $240,314 comprised approximately $222,657 of revenue from sales of owned inventory and approximately $17,657 of commissions resulting from sales of consigned materials. This was an increase of $22,754 (or 11%) in sales of owned inventory and an increases of $4,670 (or 36%) in commissions resulting from sales of consigned materials.

Revenues under the exclusive supply contracts with Afinsa (a related party) were $123,348 for the year ended June 30, 2005, an increase of $21,133 (or 21%) from $102,215 for the year ended June 30, 2004. The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

Gross Profit

Gross profit increased approximately $28,478 (or 46%), to approximately $89,969 for the year ended June 30, 2005 from approximately $61,491 for the year ended June 30, 2004. The increase in gross profit was the result of an increase in revenue of $27,424, coupled with an increase in gross profit percentage from 29% for the year ended June 30, 2004 to 37% for the year ended June 30, 2005.

The largest contributing factor to the increase in gross profit percentage was $123,348 in direct sales to Afinsa (a related party) in the year ended June 30, 2005 under the exclusive supply contracts. Gross profit on related party sales increased from 36% in the year ended June 30, 2004 to 52% for the year ended June 30, 2005. This increase in gross profit was largely attributable to the mix of philatelic material sold to Afinsa during the period. Exclusive of sales to Afinsa, the gross profit percentage stayed consistent at 22% for the years ended June 30, 2005 and 2004. Gross profit on sales of inventory, exclusive of sales to Afinsa, decreased from 12% for the year ended June 30, 2004 to 8% for the year ended June 30, 2005. However, revenues from auction commissions increased $4,670 (or 36%) to $17, 657 for the year ended June 30, 2005. There is no corresponding cost of sales on commission revenue.

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

Operating Expenses:

                                                                        Variance
                                        2005      2004      Variance         %
                                      ------------------------------------------

 General & Administrative             $16,501    $13,517    $ 2,984         22%
 Salaries
                                       13,142     10,271      2,871         28%
 Marketing
                                        4,282      2,981      1,301         44%

 Depreciation & Amortization            1,187        915        272         30%
                                      ------------------------------------------
                                      $35,112    $27,684    $ 7,428         27%
                                      ==========================================

The Company's operating expenses increased approximately $7,428 (27%) during the year ended June 30, 2005 as compared to the year ended June 30, 2004.

General and administrative expenses increased $2,984 (22%) during the year ended June 30, 2005 as compared to the year ended June 30, 2004. Costs incurred associated with the implementation and administration of the Sarbanes-Oxley Act ("SOX") requirements accounted for approximately $2.0 million of this increase. It is expected that SOX-related costs will not exceed $800 in fiscal 2006. The remaining $1 million of the fiscal year 2005 increase over fiscal year 2004 were the inclusion of a full year's expenses associated with the acquisition of Bowers & Merena, Superior Sports and Nutmeg during the third and fourth quarters of fiscal year 2004, and the H.R Harmer Company in July 2004.

Salaries and wages increased $2,871 (28%) during the year ended June 30, 2005 as compared to the year ended June 30, 2004. Approximately $1,900 of the increase was attributable to the inclusion of a full year's salary expense for the Bowers & Merena, Superior Sports and Nutmeg acquisitions made during the third and fourth quarters of 2004 and the H.R. Harmer acquisition in July 2005. The remainder of the increase, $1,000, was attributable to additional personnel and normal salary increases to support additional revenues.

Marketing expenses increased $1,301 (44%) to $4,282 for the year ended June 30, 2005. This increase is primarily associated with new marketing programs in place for fiscal 2005 related to the subsidiaries newly acquired in the third and fourth quarter of fiscal 2004 and the first quarter of 2005.

Depreciation and amortization increased $272 (30%) during the year ended June 30, 2005 as compared to the year ended June 30, 2004.

Operating costs as a percentage of operating revenue were 15% for the fiscal year ended June 30, 2005 and 13% for the fiscal year ended June 30, 2004. As compared to aggregate sales, the operating costs remained at 11% for both fiscal years ended June 30, 2004 and 2005.

Interest income and expense:

Interest expense (net of interest income) for the year ended June 30, 2005 decreased approximately $429 from the fiscal year ended June 30, 2004, from approximately $687 to approximately $258, primarily due to increased interest income on consignor advances.

Provision for Income Taxes:

The Company's effective tax rates for the years ended June 30, 2005 and 2004 were approximately 30% and 10%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. The rates have been reduced by the utilization of a large percentage of the available net operating loss carry forwards for U.S Federal income tax purposes. Future blended tax rates should be higher based on the reduced remaining net operating loss carry forwards. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

The realization of the Company's remaining deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets. Accordingly, the Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. In fiscal year 2005, the Company recorded a deferred tax asset net of allowance of approximately $4,500 due to the gift of a certain art collection; it is expected that the Company will be able to utilize this asset over the next five years. In fiscal year 2004, the Company reduced its valuation allowance against these deferred tax assets which were provided for in prior years. As a result the Company recorded a deferred tax benefit of approximately $4,880.

Recent New Jersey tax legislation provided for the utilization of a portion of net operating losses for fiscal year 2005 and thereafter.

During the fourth quarter of fiscal 2005, the Company made a charitable contribution of an art collection with a de minimis carrying value that had been held for investment purposes. The Company obtained a qualified appraisal of the collection, which concluded that it had a value of approximately $21 million, resulting in a charitable contribution deduction with a tax benefit of approximately $7.1 million. This charitable contribution deduction will be limited to 10% of the Company's Federal taxable income (as computed with certain adjustments) each year and will expire in the year 2010 to the extent not utilized. Because of the uncertainty of whether future Federal taxable income will be sufficient to realize the entire benefit, the Company has established a valuation allowance of approximately $2.6 million. In addition, although not required to do so, the Company has determined to seek additional verification of the value of the collection. As a result of this or other factors, the tax benefit to the Company may be adjusted.

Net Income:

The Company's increase in gross profit of approximately $28,478 for the year ended June 30, 2005 was partially offset by an increase in operating expenses of $7,428 and an increase in income tax expense of $12,765. Gross profit on sales of inventory to Afinsa (a related party) was primarily responsible for the increase in gross profit in the year ended June 30, 2005.


Results of Operations Years ended June 30, 2004 and 2003 (Dollars in thousands except as noted or per share information)


                                             Year Ended June 30, 2004                  Year Ended June 30, 2003
                                   -------------------------------------------------------------------------------------
                                               Cost of                                     Cost of
                                                Goods    Gross        Gross                 Goods     Gross     Gross
                                    Revenues    Sold     Profit       Profit %  Revenues    Sold      Profit   Profit %
                                   -------------------------------------------------------------------------------------

Sales of inventory                 $ 97,688  $ 86,249  $ 11,439         12%    $ 89,268    $81,960   $ 7,308        8%

Sales of inventory- Related Party   102,215    65,150    37,065         36%       7,654      4,712     2,942       38%

Auction Commissions                  12,987        --    12,987        100%       4,269         --     4,269      100%
                                   -----------------------------------------------------------------------------------

                                   $212,890  $151,399  $ 61,491         29%    $101,191    $86,672   $14,519       14%
                                   ===================================================================================

Revenues

The Company recorded an increase in total revenues of approximately $111,699 (or 110%), to approximately $212,890 for the year ended June 30, 2004 from approximately $101,191 for the year ended June 30, 2003.

For the year ended June 30, 2004, the total revenue of approximately $212,890 comprised approximately $199,903 of revenue from sales of owned inventory and approximately $12,987 of commissions resulting from sales of consigned materials. This was an increase of $102,981 (or 106%) in sales of owned inventory and an increase of $8,718 (or 204%) in commissions resulting from sales of consigned materials.

Revenues under the exclusive supply contracts with Afinsa (a related party) were $102,215 for the year ended June 30, 2004, an increase of $94,561 (or 1235%) from $7,654 for the year ended June 30, 2003. The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

Gross Profit

Gross profit increased approximately $46,972 (or 324%), to approximately $61,491 for the year ended June 30, 2004 from approximately $14,519 for the year ended June 30, 2003. The increased gross profit was the result of an increase in revenue of $111,699, coupled with an increase in gross profit percentage from 14% for the year ended June 30, 2003 to 29% for the year ended June 30, 2004.

The largest contributing factor to the increase in gross profit percentage was $102,215 in direct sales to Afinsa (a related party) in the year ended June 30, 2004 under the exclusive supply contracts. Gross profit on related party sales decreased from 38% in the year ended June 30, 2003 to 36% for the year ended June 30, 2004. However, the volume of sales to related party had a positive effect on overall gross profit. Exclusive of sales to Afinsa, the gross profit percentage increased from 12% for the year ended June 30, 2003 to 22% for the year ended June 30, 2004. The increase, exclusive of sales to Afinsa, was the result of higher gross profit margins on auction sales of owned stamp inventory, which reflects an improvement in the quality and pricing of stamp purchases by the Company, as well as, to a lesser extent, revenue attributable to the operations of the seven European and four U.S. subsidiaries acquired by the Company during the year ended June 30, 2004; this revenue consisted almost entirely of commissions, with respect to which there is no corresponding cost of goods sold.

Operating Expenses:

                                                                        Variance
                                        2004       2003     Variance        %
                                      ------------------------------------------
General & Administrative              $13,517    $ 5,175    $ 8,342         161%
Salaries                               10,271      5,457      4,814          88%
Marketing                               2,981      1,561      1,420          91%
Depreciation & Amortization               915        557        358          64%
                                      ------------------------------------------
                                      $27,684    $12,750    $14,934         117%
                                      ==========================================

The Company's operating expenses increased approximately $14,934 (117%) during the year ended June 30, 2004 as compared to the year ended June 30, 2003.

General and administrative expenses increased $8,342 (161%) during the year ended June 30, 2004 as compared to the year ended June 30, 2003. Of the total increase, $6,263 was attributable to expenses incurred by the eleven subsidiaries (seven European subsidiaries and four U.S. subsidiaries) acquired during the year ended June 30, 2004. Other increases include the following: additional bad debt expense of approximately $400, $230 relating to the charges for stock options for services to Afinsa (related party), payments to board members in the amount of $98, an increase in professional fees in the amount of $618 (largely due to the acquisitions that were made during the fiscal year as well as additional costs associated with compliance with the Sarbanes-Oxley Act of 2002), an increase in shareholder's expenses of $149, increased insurance costs of $40, and expenditures relating to the relocation of a subsidiary's operations from New York to California, including overlapping expenses and additional travel costs.

Salaries and wages increased $4,814 (88%) during the year ended June 30, 2004 as compared to the year ended June 30, 2003. Of the total increase, $3,400 was attributable to expenses incurred by the eleven subsidiaries acquired during the year ended June 30, 2004. Executive bonuses (which are based on profitability) increased $725 from the $75 accrued for in the year ended June 30, 2003, to the aggregate amount of $800 for the year ended June 30, 2004. There was also an increase in general salaries of $689 resulting from an increase in employees to support increased revenues; severance payments relating to the relocation of a subsidiary from New York to California; and overlapping salary payments during the transition.

Marketing expenses increased $1,420 (91%) to 2,981 for the year ended June 30, 2004. The increase was due to additional marketing expenses for the eleven acquired subsidiaries, as well as, expenses related to an additional auction in the year ended June 30, 2004, as well as higher catalog costs during the year (attributable primarily to the stamp auction held in November 2003.)

Depreciation and amortization increased $358 (64%) for the year ended June 30, 2004. Depreciation and amortization attributable to the eleven acquired subsidiaries were $461. Depreciation and amortization from existing operations decreased by approximately $103 (18%), as capitalized costs for the development of the Company `s web site were fully depreciated during the period.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital
---------------

At June 30, 2005, the Company's working capital position was approximately $94,577, compared to approximately $48,404 as of June 30, 2004. The net increase of approximately $46,173 was primarily due to increases in cash as a result of strong earnings for the year generating net income of $38,275 and improvement in collections of accounts receivables. In addition, accounts payables decreased by $6,594 to $14,011 from $20,605.

Operating Activities:
---------------------

The Company experienced a positive cash flow from operating activities of approximately $42,237 for the year ended June 30, 2005 as compared to a positive cash flow of approximately $2,913 for 2004, an increase of approximately $39,324. Inventory purchases resulted in a increase in cash flow of $156 in 2005 and a decrease of $22,153 in 2004. The large increase in 2004 was primarily due to major purchases of philatelic material to fill the requirements of the exclusive supplier agreement with Afinsa - related party as well as upcoming philatelic auctions. Accounts receivable - related party also resulted in an increase in cash flow of $18,893 in fiscal 2005 and a decrease of $26,967 in fiscal 2004, resulting in a net increase of $45,860 from fiscal 2004 to fiscal 2005.

Investing Activities:
---------------------

The Company experienced a net decrease in cash flow from investing activities for the year ended June 30, 2005 of approximately of $2,703. This was primarily the result of the purchase of the Company's leased facilities in West Caldwell, NJ for approximately $1,740 and other capital expenditures totaling $465 (See Notes 2 and 7 to Notes to Consolidated Financial Statements) and the purchase of goodwill and other intangible assets associated with the acquisitions made in fiscal year 2005 ($644).

The Company experienced a decrease in cash flow from investing activities for the year ended June 30, 2004 of approximately $4,534. This was the result of purchases of goodwill and other intangible assets due to acquisitions in the amount of $3,797. (See notes 2 and 7 to notes to Consolidated Financial Statements) and the purchases of property and equipment in the amount of $737.

Financing Activities:
---------------------

The Company had a net decrease in cash flow from financing activities in fiscal 2005 of $1,446 primarily as a result of paying down its demand loans. In the fiscal year ended June 30, 2004 the Company had a positive cash flow of $13,703 from financing activities, a net gain of $11,634 from the gain of $2,069 for the fiscal year ended June 30, 2003. Increases in cash flow were from proceeds from the exercise of options of $2,843, proceeds from issuance of stock of $5,536 and $6,000 from demand notes payable.

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

Credit and Financing Facilities:
--------------------------------

The Company's Credit and Financing Facilities, which are included in the above discussion, consist of the following:

During the year ended June 30, 2002, the Company obtained a secured loan from a privately held capital fund in the amount of $4,000. The loan is collateralized by inventory and bears interest at the rate of 10% per annum. The loan was due on June 30, 2005 and paid off prior to that date and the facility closed.

On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A., providing for a credit facility of up to $2,500. Borrowings under this facility bore interest at a rate of prime plus ..25% per annum. The Company's obligations under the agreement were guaranteed by Afinsa. The agreement contained other financial agreements and covenants, including the requirement that Auctentia maintain at least 43% of all of the authorized issued and outstanding shares of voting stock of the Company. As extended, the facility expired on April 12, 2005. The loan was repaid prior to the facility's expiration.

On May 28, 2004, the Company entered into an agreement with PNC Bank for a line of credit not to exceed $10,000. The loan is collaterized by accounts receivable, consignor advances and inventory, subject to certain limitations. Borrowings under the line bear interest at the "prime" rate; provided that the Company has the right, subject to certain conditions, to borrow at a rate equal to LIBOR plus 2.5% per annum. The agreement contains other financial agreements and covenants. The credit line, which would otherwise have expired on May 27, 2005, was extended to August 31, 2005. At June 30, 2005, the Company had borrowed $8,000 under the facility. Subsequent to June 30, 2005, the line was renewed for a two-year period expiring on August 31, 2007 and the amount of the facility increased to $12,500.

On July 1, 2004, one of the minority shareholders of Corinphila Auktionen made a loan to that company in the aggregate amount of $1,200. This loan bears interest at the rate of 4% per annum and is repayable on demand, upon six months' notice (related party). At June 30, 2005, the Company owed $506 on this facility.

On December 22, 2004, the Company obtained a mortgage from PNC Bank, N.A., to finance the purchase of its corporate headquarters. The mortgage provides for 59 principal payments of $7 with a final payment of $882 due on January 1, 2010. Under the financing agreements, the bank may call the mortgage loan at any time, in which case the mortgage loan will be due and payable one year and one day following the exercise of such call option. Further, if the Company terminates its line of credit with the bank, the mortgage loan will be payable one year and one day following such termination. At June 30, 2005, the Company owed $1,269 on this facility.

The remaining notes payable consist of capital leases and loans payable for the purchase of equipment bearing interest at rates ranging from 5% to 21%. Total borrowings outstanding under the leases were $73 and $90 as of June 30, 2005 and 2004, respectively.

As of June 30, 2005, the Company had an aggregate of $9,848 of debt outstanding under the above credit and financing facilities.

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

CONTRACTUAL OBLIGATIONS
-----------------------

Our contractual obligations related to non-cancelable operating and capital leases at June 30, 2005 were as follows:


                                                           Payment due by period
                                        ------------------------------------------------------------
                                                     Less than     1 to 3     3 to 5      More than
                                          Total        1 year      years       years      5 years
                                        ------------------------------------------------------------

Notes Payable                            $ 8,000     $    --     $ 8,000     $    --     $    --

Mortgage                                   1,269          88         175       1,006          --

Capital Lease and Other Debt
  Obligations                                579         579          --         --           --

Operating Lease Obligations                5,311       1,116       1,048         627       2,520
                                        ------------------------------------------------------------

Total                                    $15,159     $ 1,783     $ 9,223     $ 1,633     $ 2,520
                                        ============================================================

AUCTION CYCLES
--------------

A buyer of auctioned property may be permitted to take possession of the property before payment is made. Most accounts receivable are collected within 30 to 60 days, which is consistent with business practice in the collectible markets. For the year ended June 30, 2005, the Company had a bad debt recovery of approximately $175, and for the year ended June 30, 2004 expense relating to bad debt was approximately $1,620. For the years ended June 30, 2005 and 2004 the Company's history of bad debts has been less than 1% of revenue.

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

REVENUE RECOGNITION
-------------------

The Company derives revenues from two primary sources:

1.    Merchant/Dealer Operations:

Revenues from Merchant/Dealer Operations consist of revenues from the non-auction sale of inventory owned by the Company. These sales consist of sales by Spectrum, sales by the Company to Afinsa and other non-auction sales of owned inventory, including private treaty sales.

Revenue with respect to Merchant/Dealer Operations is recognized when the goods are delivered or released to the customer for acceptance or to a common carrier for delivery. Such amounts of revenue are recorded as sales of merchandise, net of returns. Sales returns have not been material.

2.    Auction Revenue:

Revenues from Auction Operations consist of the portion of sale proceeds from auction (or private treaty, if the goods sold are consigned) that the Company is entitled to retain after remitting the sellers' share, consisting primarily of commissions paid by sellers and buyers. Revenue is recognized when collectibles are sold at auction and is represented by an auction commission received from the buyer and seller. Auction commissions represent a percentage of the hammer price at auction sales as paid by the buyer and the seller. Such amounts of revenue are recorded on a net basis as commission revenue.

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

Safe Harbor Statement
---------------------

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

        o Although the Company's results of operations for the years ended June 30, 2004 and 2005 reflect a material improvement over the results of prior periods, a significant portion of the Company's aggregate sales, revenue and gross profit for such periods was attributable to sales to Afinsa (a related party). There is no assurance that such sales, revenues and gross profit will continue at these levels. A decrease in the level of sales to Afinsa, or the termination of the supply agreements with Afinsa could have a material adverse effect on the Company. There is no minimum level of sales provided for under the supply agreements with Afinsa, and the agreements may be terminated upon six month's notice by either party.

        o Our recent acquisitions of companies, in particular those which operate outside the United States, have provided us with challenges in implementing the required processes and procedures in our those operations. We, therefore, have devoted substantial time and have incurred and will continue to incur substantial costs to ensure ongoing compliance.

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

        o Subsequent to the year ended June 30, 2005, the Company and its majority shareholder Afinsa acquired all of the issued and outstanding capital stock of A-Mark Precious Metals, Inc. (APM), which is a metals trading company engaged primarily in the wholesale purchase and sale of precious metals,, including gold, silver and platinum and palladium. APM's precious metals inventories are subject to market value changes created by changes in the underlying commodity markets. In addition, open purchase and sale commitments are subject to changes in value between the time the purchase or sale is fixed and the time metal is delivered. APM seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. APM's policy is to remain substantially hedged as to its inventory position and as to its purchase and sale commitments, and APM's management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with APM's business activities.

        o During the fourth quarter of fiscal 2005, the Company made a charitable contribution of an art collection with a de minimis carrying value that had been held for investment purposes. The Company obtained a qualified appraisal of the collection, which concluded that it had a value of approximately $21 million, resulting in a charitable contribution deduction with a tax benefit of approximately $7.1 million. This charitable contribution deduction will be limited to 10% of the Company's Federal taxable income (as computed with certain adjustments) each year and will expire in the year 2010 to the extent not utilized. Because of the uncertainty of whether future Federal taxable income will be sufficient to realize the entire benefit, the Company has established a valuation allowance of approximately $2.6 million. In addition, although not required to do so, the Company has determined to seek additional verification of the value of the collection. As a result of this or other factors, the tax benefit to the Company may be adjusted.

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

        o The business of selling stamps, coins, and other collectibles at auction and in retail sales is highly competitive. The Company competes with a number of auction houses and collectibles companies throughout the North America, Europe and the rest of the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other companies with greater financial and other resources and name recognition will not enter the market. Among the Company's primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc. and Robert A. Siegel Auction Galleries, Inc. In the sports trading card auction business, the Company's primary competitors are Mastro Fine Sports Auctions, Sports Trading Cards Plus, LLC and Sales OnLine Direct, Inc. (d/b/a Rotman Auctions). The Company's principal coin auction competitors are Heritage Rare Coin Galleries, Inc., Stacks Rare Coins, Superior Coin Galleries of Beverly Hills and American Numismatic Rarities, LLC.

        o Auctentia and Afinsa currently beneficially own approximately 68% of the issued and outstanding shares of the Company's common stock. This represents a substantial dilution in the current voting power of non-Auctentia related stockholders of the Company. As a result, Auctentia and its affiliates are able to elect the entire board of directors of GMAI. Auctentia and its affiliates also may be able to approve other actions as a stockholder without obtaining the votes of other stockholders of the Company or impede transactions that may be desirable for other stockholders. In addition, this concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for the Company's common stock.

        o The Company and Auctentia have signed a registration rights agreement pursuant to which Auctentia may request that 18,435,886 shares of the Company's common stock beneficially owned by it be registered by the Company at the Company's expense. All such registerable Company common stock owned by Auctentia will be freely tradable immediately after any registration.

        o The Company has acquired 13 businesses within the last two years, including eight in Europe and one in Hong Kong. Integration of these operations have presented and will continue to present challenges to management, including with respect to the integration of the operations, product lines, technologies and personnel of the Company and its subsidiaries. These acquisitions also pose special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. In addition, there can be no assurance that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies, or result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of GMAI and the European subsidiaries are also complicated by the necessity of coordinating geographically separated organizations.

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

Interest Rate Risks

Interest rates on the Company's credit facilities are market-based. (See Note 12 to Notes to Consolidated Financial Statements.) Accordingly, the Company is exposed to certain interest rate risks caused by fluctuations in interest rates. If, for example, the LIBOR and the "prime" rates were to increase by 1% for any given year, our interest expense would increase by approximately $100 for the period (assuming that all amounts available under such credit facilities - that is, $10,000 - are drawn down.) There can be no assurance that interest rates will not increase over the next fiscal year. However, because we do not believe that our exposure to interest rate risk is significant, we have not undertaken specific steps to reduce or eliminate this risk.

Foreign Currency Risks

Business transactions originating from our United States and Asian operations are denominated in U.S. dollars. Transactions from our European operations, which in fiscal 2005 accounted for approximately 35% of total net revenues, are denominated in Euros.

The average Euro to dollar exchange rate during fiscal 2005 was $1.27 U.S. dollar to $1.00 Euro. As a result of this exchange rate, the company enjoyed a favorable exchange rate advantage equal to $2.6 million in fiscal 2005. A 5% change in the Euro to dollar exchange rate would have had a effect on the company's net profits in fiscal 2005 of $476,000.

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

Subsequent to the year ended June 30, 2005, the Company and its majority shareholder Afinsa acquired all of the issued and outstanding capital stock of A-Mark Precious Metals, Inc. (APM). APM is a metals trading company engaged primarily in the wholesale purchase and sale of precious metals, including gold, silver, platinum and palladium. APM's precious metals inventories are subject to market value changes created by changes in the underlying commodity markets, and open purchase and sale commitments are subject to changes in value between the time the purchase or sale is fixed and the time metal is delivered. APM seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. APM's policy is to remain substantially hedged as to its inventory position and as to its purchase and sale commitments, and APM's management monitors its hedged exposure daily.

The Company historically has not experienced any significant commodity price risks.

The Company does not generally allow speculation in derivative instruments. We do not intend to use financial instruments for speculative purposes.

The Company will assess the significance of interest rate, exchange rate and other market risks on a periodic basis and will implement strategies to manage risk as appropriate.

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Company, together with the report of the Independent Registered Public Accounting Firm thereon, are presented under this
Item 8:

                                      INDEX
                                                                           Page
                                                                           ----

      Report of Independent Registered Public Accounting Firm................30

      Consolidated Statements of Earnings - Years ended
        June 30, 2005, 2004 and 2003.........................................31

      Consolidated Balance Sheets - June 30, 2005 and 2004...................32

      Consolidated Statements of Stockholders' Equity and
        Comprehensive Income (Loss) - July 1, 2002 to June 30, 2005..........33

      Consolidated Statements of Cash Flows - Years ended June 30,
        2005, 2004 and 2003..................................................35

      Notes to Consolidated Financial Statements.............................36

             Report of Independent Registered Public Accounting Firm




To the Board of Directors and
Stockholders of Greg Manning Auctions, Inc.


We have audited the consolidated balance sheets of Greg Manning Auctions, Inc., and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of earnings, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Greg Manning Auctions, Inc. and its Subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America, the effectiveness of the internal control over financial reporting of Greg Manning Auctions, Inc. and subsidiaries as of June 30, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 8, 2005 expressed an unqualified opinion.

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

/s/ Amper, Politziner & Mattia P.C.


September 8, 2005
Edison, New Jersey

                           GREG MANNING AUCTIONS, INC.
                       Consolidated Statements of Earnings
                          For the Years Ended June 30,
                  (amounts in thousands except per share data)


                                                                       2005             2004             2003
                                                                    ---------        ---------        ---------
Operating revenues
            Sales of inventory                                      $  99,309        $  97,688        $  89,268
            Sales of inventory - related party                        123,348          102,215            7,654
            Commissions earned                                         17,657           12,987            4,269
                                                                    ---------        ---------        ---------
                        Total revenues                                240,314          212,890          101,191

Cost of merchandise sold
            Cost of merchandise sold                                   91,515           86,249           81,960
            Cost of merchandise sold- related party                    58,830           65,150            4,712
                                                                    ---------        ---------        ---------
                        Gross profit                                   89,969           61,491           14,519

Operating expenses
             General and administrative                                16,501           13,517            5,175
             Salaries and wages                                        13,142           10,271            5,457
             Marketing                                                  4,282            2,981            1,561
             Depreciation and amortization                              1,187              915              557
                                                                    ---------        ---------        ---------
                        Total operating expenses                       35,112           27,684           12,750
                                                                    ---------        ---------        ---------
                        Operating income                               54,857           33,807            1,769

Other income (expense)
            Gain on sale of investee - related party                       --               --            2,035
            Realized loss on sale of marketable securities                 (4)              --              (87)
            Interest income                                               973              259              172
            Interest expense                                           (1,231)            (946)            (874)
            Impairment from investment in investee                         --             (500)              --
            Other income/expense                                         (301)              --               --
                                                                    ---------        ---------        ---------
            Earnings before income taxes                               54,294           32,620            3,015

Provision for income taxes                                             16,019            3,254              192
                                                                    ---------        ---------        ---------

Net income                                                          $  38,275        $  29,366        $   2,823
                                                                    =========        =========        =========

Basic earnings per share:
            Weighted average shares outstanding                        27,423           23,985           12,739
                                                                    =========        =========        =========
            Basic earnings per share                                $    1.40        $    1.22        $    0.22
                                                                    =========        =========        =========

Diluted earnings per share:
            Weighted average shares outstanding                        28,688           25,787           12,816
                                                                    =========        =========        =========
            Diluted earnings per share                              $    1.33        $    1.14        $    0.22
                                                                    =========        =========        =========

          See accompanying notes to consolidated financial statements


                           GREG MANNING AUCTIONS, INC.
                           Consolidated Balance Sheets
                                    June 30,
                  (amounts in thousands except per share data)

                                                                               2005             2004
                                                                            ---------        ---------
                                       Assets
                                       ------
 Current Assets
 Cash and Cash Equivalents                                                  $  54,250        $  16,263
 Accounts Receivable, Net;
     Auctions and Trade                                                        17,497           14,086
     Related Party                                                              8,781           27,674
     Advances to Consignors                                                     4,370            4,032
 Inventory                                                                     41,830           40,816
 Deferred Tax Asset                                                             3,292            3,821
 Prepaid Expenses and Other                                                     2,487              674
                                                                            ---------        ---------
 Total Current Assets                                                         132,507          107,366

 Property and Equipment, Net                                                    3,295            1,936
 Goodwill, Net                                                                  9,427            9,163
 Other Purchased Intangibles, Net                                               1,937            1,898
 Marketable Securities                                                            118              186
 Other Non-Current Assets
     Loans Receivable Related Party, Net                                          400              600
     Inventory                                                                  6,166            7,336
     Deferred Tax Asset                                                         3,662            1,959
     Other                                                                        938              240
                                                                            ---------        ---------
 Total Assets                                                               $ 158,450        $ 130,684
                                                                            =========        =========

                         Liabilities and Stockholders' Equity
                         ------------------------------------
 Current Liabilities
Notes Payable and Capital Leases                                            $     667        $  12,590
Payable to Third Party Consignors                                              12,458           10,387
Accounts Payable                                                               14,011           20,605
Accrued Expenses and Other Current Liabilities                                  2,654            4,170
Income Taxes Payable                                                            8,140            7,743
Advances Payable - Related Party                                                 --              3,467
                                                                            ---------        ---------
Total Current Liabilities                                                      37,930           58,962
Notes Payable and Capital Leases - Long Term                                    9,181             --
                                                                            ---------        ---------
Total Liabilities                                                              47,111           58,962

Commitments and contingencies                                                      --               --

Stockholders' Equity
Preferred Stock, $.01 par value. Authorized 10,000
  shares; none issued                                                              --               --

Common Stock, $.01 par value

Authorized: 40,000 shares

Issued June 30, 2005 - 27,667 shares, Outstanding - 27,667 shares                 276              277

Issued June 30, 2004 - 27,716 shares, Outstanding - 27,348 shares

Additional paid in capital                                                     70,245           71,431

Accumulated Other Comprehensive Income                                          1,813            1,832
Retained Earnings                                                              39,005              730
Treasury stock, at cost 0 and 368 shares at
  June 30, 2005 and 2004                                                           --           (2,548)
                                                                            ---------        ---------
Total Stockholders' Equity                                                    111,339           71,722
                                                                            ---------        ---------
Total Liabilities and Stockholders' Equity                                  $ 158,450        $ 130,684
                                                                            =========        =========

           See accompanying notes to consolidated financial statements


                                                       GREG MANNING AUCTIONS, INC.
                                 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                                        July 1, 2002 to June 30, 2005
                                               (amounts in thousands except per share data)


                                                                                Accumulated     Retained
                                              Common Stock        Additional      Other        Earnings                 Total
                                         -----------------------   Paid- In    Comprehensive (Accumulated  Treasury  Shareholders'
                                           Shares        $          Capital    Income (Loss)    Deficit)    Stock       Equity
                                         -----------------------  ----------   ------------- ------------ ---------  ------------

Balance, July 1, 2002                      13,072     $    130     $ 45,842     $   (309)    $(31,459)    $ (2,548)    $ 11,656

Exercise of stock options                     102            1          141                                                 142

Stock issued in connection with
  investment in GMAI- Asia.com                243            3          497                                                 500

Unrealized loss from marketable
  securities                                                                          73                                     73

Net Income- June 30, 2003                                                                       2,823                     2,823
                                         ---------------------     --------     --------     --------     --------     --------

Balance, June 30, 2003                     13,417          134       46,480         (236)     (28,636)      (2,548)      15,194

Shares Issued for acquisition
  of Auctentia                             13,000          130       20,992                                              21,122

Exercise of stock options                   1,299           13        2,829                                               2,842

Deferred Tax Asset- Reduction
  in Valuation Allowance                                                900                                                 900

Translation adjustment                                                             1,931                                  1,931

Options issued for services -
  Afinsa (Note 12)                                                      230                                                 230

Unrealized loss from marketable
  securities                                                                         137                                    137

Net Income- June 30, 2004                                                                      29,366                    29,366
                                         ---------------------     --------     --------     --------     --------     --------

 Balance, June 30, 2004                    27,716     $    277     $ 71,431     $  1,832     $    730     $ (2,548)    $ 71,722
                                         =====================     ========     ========     ========     ========     ========


           See accompanying notes to consolidated financial statements





                                                       GREG MANNING AUCTIONS, INC.
                                 Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)
                                                        July 1, 2002 to June 30, 2005
                                               (amounts in thousands except per share data)


                                                                               Accumulated     Retained
                                              Common Stock        Additional      Other        Earnings                 Total
                                         -----------------------   Paid- In    Comprehensive (Accumulated  Treasury  Shareholders'
                                           Shares        $          Capital    Income (Loss)    Deficit)    Stock       Equity
                                         -----------------------  ----------   ------------- ------------ ---------  ------------

Balance, July 1, 2004                      27,716     $    277     $ 71,431     $  1,832     $    730     $ (2,548)    $ 71,722

Exercise of stock options                     329            3          656                                                 659

Translation adjustment                                                              (101)                                  (101)

Options issued for services -
  Afinsa (Note 12)                                                       65                                                  65

Unrealized loss from marketable
  securities                                                                          82                                     82

Retirement of treasury stock                 (368)          (4)      (2,544)                                 2,548           --

Contribution of capital-
  related party                                                         637                                                 637

Net Income- June 30, 2005                                                                      38,275                    38,275

                                         ---------------------     --------     --------     --------     --------     --------

Balance, June 30, 2005                     27,677     $    276     $ 70,245     $  1,813     $ 39,005           --     $111,339
                                         =====================     ========     ========     ========     ========     ========



           See accompanying notes to consolidated financial statements


                           Greg Manning Auctions, Inc.
                      Consolidated Statement of Cash Flows
                          For the years ended June 30,
                (amounts in thousands except for per share data)

                                                                          2005            2004           2003
                                                                        --------        --------       --------
Cash flows from operating activities:
         Net Income                                                     $ 38,275        $ 29,366       $  2,823
         Adjustments to reconcile net income to net
         cash from operating activities:
             Depreciation and amortization                                 1,187             915            557
             Provision for (recovery of) bad debts                          (175)            942            172
             Provision for inventory reserve                               1,350             774             --
             Options issued for services - related party                      65             230             --
             Realized Loss on sale of marketable securities                    4              --             87
             Impairment of investment in investee                             --             500             --
             Gains from sale of investee-related party                                        --         (2,035)
             Deferred tax benefit                                         (1,174)         (4,880)            --
         (Increase) decrease in assets:  (net of
           acquisition amounts)
              Accounts receivable - Trade                                 (3,236)         (1,339)        (1,140)
              Accounts receivable - Related Party                         18,893         (26,967)        (4,588)
              Advances to consignors                                        (338)         (3,251)           383
              Inventory                                                   (1,194)        (22,153)        (3,895)
              Prepaid expenses and deposits                               (1,613)            192           (798)
              Other assets                                                  (698)           (131)           135
        Increase (decrease) in liabilities:
          (net of acquisition amounts)
             Payable to third-party consignors                             2,071           7,918           (477)
             Accounts payable                                             (6,594)          9,688          5,679
             Accrued expenses and other liabilities                       (1,516)            726          1,100
             Advances payable - related party                             (3,467)          3,467             --
             Advances Payable                                                 --            (827)           827
             Income taxes payable                                            397           7,743             --
                                                                        --------        --------       --------

                                                                          42,237           2,913         (1,170)
Cash flows used in investing activities:
        Capital expenditures for property and equipment                   (2,205)           (737)          (231)
        Purchase of Intangible Assets - Acquisitions                        (644)         (3,797)            --
        Loans Receivable Related Party                                        --              --           (600)
        Proceeds from sale of marketable securities                          146              --             13
                                                                        --------        --------       --------

                                                                          (2,703)         (4,534)          (818)
Cash flows from (used in) financing activities:
        Net proceeds from (repayment of) notes payable                    (3,248)          5,324          2,500
        Proceeds from demand notes payable - related party                   506              --            635
        Net proceeds from (repayment of) loans and loans payable              --              --            (73)
        Proceeds from exercise of options                                    659           2,843            142
        Proceeds from issuance of stock - Afinsa                              --           5,536             --
        Proceeds from the contribution of capital- related party             637              --             --
                                                                        --------        --------       --------

                                                                          (1,446)         13,703          3,204

        Effect of exchange rates                                            (101)          1,931             --

Net change in cash and cash equivalents                                   37,987          14,013          1,216
Cash and cash equivalents:
         Beginning of period                                              16,263           2,250          2,169
                                                                        --------        --------       --------

         End of period                                                  $ 54,250        $ 16,263       $  3,385
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


           See accompanying notes to consolidated financial statements

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1)   Description of Business and Summary of Significant Accounting Policies

Description of Business
-----------------------

Greg Manning Auctions, Inc. (GMAI), together with its operating subsidiaries (wholly owned unless otherwise indicated), Ivy and Manning (formerly Mader) Philatelic Auctions, Greg Manning Galleries, Greg Manning Nutmeg Auctions, (d/b/a Nutmeg Stamp Sales), Teletrade, Spectrum Numismatics International, North American Certified Trading, Kensington Associates, Superior Sports Auctions, Bowers and Merena Auctions, Kingswood Coin Auctions, Corinphila Auktionen, Heinrich Kohler Berliner Briefmarken-Auktionen (66.67% owned by GMAI), Heinrich Kohler Auktionshaus, Heinrich Kohler Briefmarkenhandel, Heinrich Kohler Verwaltungs, Auctentia Deutschland, Auctentia Subastas and GMAI Auctentia Central de Compras (CdC) (collectively, "the Company"), is a global integrated network of companies in the collectibles market with operations in North America, Europe and Asia as well as on the Internet. For the year ended June 30, 2005, GMAI businesses included Auctions and Merchant/Dealer Operations.

Afinsa Bienes Tangibles, S.A. (Afinsa) owns 100% of the outstanding stock of Auctentia, S.L. (Auctentia). At both June 30, 2005 and 2004, Afinsa and Auctentia collectively beneficially owned approximately 68% of the Company's outstanding common stock.

The Company is a party to separate supply agreements with Afinsa, dated August 1, 2003, as amended, pursuant to which the Company and CdC act as exclusive suppliers of collectibles - primarily stamps and coins - for Afinsa on a worldwide basis, with GMAI acting in the United States and Hong Kong, and CdC acting in all other geographic locations. Afinsa is engaged, among other things, in commercial and trading activities involving tangible investment products throughout Europe. As amended, the supply agreements have a ten-year term, terminable by either party upon six months' notice. In addition to paying the purchase price for the goods sold under the contracts, Afinsa pays to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold. Transactions under the supply contracts are part of the Company's Merchant/Dealer Operations.

As a result of transactions under the supply agreements, for the years ended June 30, 2005 and 2004, Afinsa was the Company's significant customer, accounting for $123,348 and $102,215, or 51% and 48% of revenues, repectively, for the periods then ended. Transactions under the supply agreements have had a significant effect on the business, financial condition and results of operations of the Company.

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

The Company derives revenues from two primary sources:

1.    Merchant/Dealer Operations:

Revenues from Merchant/Dealer Operations consist of revenues from the non-auction sale of inventory owned by the Company. These sales consist of sales by Spectrum, sales by the Company to Afinsa and other non-auction sales of owned inventory, including private treaty sales.

Revenue with respect to Merchant/Dealer Operations is recognized when the goods are delivered or released to the customer for acceptance or to a common carrier for delivery. Such amounts of revenue are recorded as sales of merchandise, net of returns. Sales returns have not been material.

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

Foreign currency transaction gains and losses are included in the accompanying Statements of Earnings.

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

The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specific items of inventory. The Company reports the sale of this inventory as revenue because the Company purchases this inventory from the supplier and ultimately sells it to the end user. During this process the Company acts as the principal in these transactions; in other words, the Company takes title to the inventory and bears all the risks relating to loss, collections, delivery and returns. The company and not the supplier, determines the selling price of the end user. As of June 30, 2005 and 2004 the amount of inventories subject to these arrangements was approximately $7,459 and $9,144, respectively, which is included in Inventory in the accompanying Consolidated Balance Sheets.

Property and Equipment
----------------------

Property and equipment are carried at cost. Depreciation is computed using the straight-line method. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in results of operations for the period. Buildings are amortized over an estimated life of 15 years. Leasehold improvements are amortized over the shorter of the estimated useful lives or the remaining life of the lease, which is generally 5 years. Equipment, furniture and fixtures, and vehicles are amortized over a period of generally 5 years or less. Properties under capital leases are amortized over the life of the lease, which are normally three to five years. The cost of repairs and maintenance is charged to operations as incurred.

Acquisitions
------------

The Company completed two acquisitions in the year ended June 30, 2005 and three acquisitions in the year ended June 30, 2004, as further described in Note 2. In these acquisitions, the purchase price of the acquired business was allocated to the assets acquired and liabilities assumed at their fair values on the date of the acquisition. The fair values of these items were based upon management's estimates. Certain of the acquired assets were intangible in nature, including trademarks and customer lists. The excess purchase price over the amounts allocated to the assets is recorded as goodwill. All such valuation methodologies, including the determination of subsequent amortization periods, involve significant judgments and estimates. Different assumptions and subsequent actual events could yield materially different results.

Goodwill
--------

Goodwill primarily includes the excess purchase price paid over the fair value of net assets acquired and is accounted for in accordance with Statement of Financial Accounting Standards ("SFAS"), No. 142, "Goodwill and Other Intangible Assets". Under

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


SFAS 142, the Company ceased amortization of goodwill and tests its goodwill on an annual basis using a two-step fair value based test.

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

Other Intangible Assets
-----------------------

Other purchased intangibles consisting of trademarks and customer lists purchased as part of business acquisitions are presented net of related accumulated amortization and are being amortized on a straight-line basis over the remaining useful lives. (The Company records impairment losses on other intangible assets when events and circumstances indicate that such assets might be impaired and the estimated fair value of the asset is less than its recorded amount in accordance with SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company reviews the value of its long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Conditions that would necessitate an impairment assessment include material adverse changes in operations, significant adverse differences in actual results in comparison with initial valuation forecasts prepared at the time of acquisition, a decision to abandon certain acquired products, services or marketplaces, or other significant adverse changes that would indicate the carrying amount of the recorded asset might not be recoverable.

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

For the years ended June 30, 2005, 2004 and 2003 the Company's investments were accounted for under the cost method of accounting.

Payable to Third Party Consigners
---------------------------------

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

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


Financial Instruments
---------------------

The carrying amounts of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximated fair value as of June 30, 2005 and 2004 because of the relative short maturity of these instruments. The carrying value of loan receivable, demand notes payable to bank and loans payable approximated fair value at June 30, 2005 and 2004 based upon quoted market prices for the same or similar instruments.

Stock-Based Compensation
------------------------

The Company accounts for stock options in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123"), which allows companies an option to either record compensation expense based on the fair value of stock options granted, as determined by using an option valuation model, or to continue following the accounting guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock options and other stock-based employee awards. Because the Company has elected this treatment, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") and Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure," ("SFAS No. 148") require disclosure of pro forma information which provides the effects on net income and net income per share as if the Company had accounted for its employee stock awards under the fair value method prescribed by SFAS 123. Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. No stock-based employee compensation cost is reflected in net income , as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation is as follows (in thousands, except per-share information):


                                                                       June 30,
                                                  -----------------------------------------------
                                                      2005               2004              2003

Net income as reported                            $    38,275         $  29,366         $   2,823

Deduct:
Total stock-based employee compensation
  expense determined under fair value
  based method for all awards, net
  of related tax effects                               (1,975)           (2,214)           (1,333)
                                                  -----------         ---------         ---------
Pro forma net income                              $    36,300         $  27,152         $   1,490
                                                  ===========         =========         =========

Net income per share:
Basic earnings per share - as reported            $      1.40         $    1.22         $    0.22
                                                  ===========         =========         =========
Basic earnings per share - proforma               $      1.32         $    1.13         $    0.12
                                                  ===========         =========         =========

Net income per share:
Diluted earnings per share - as reported          $      1.33         $    1.14         $    0.22
                                                  ===========         =========         =========
Diluted earnings per share - proforma             $      1.27         $    1.05         $    0.12
                                                  ===========         =========         =========

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively; risk-free interest rates of 4.2%, 4.0% and 5.1%; dividend yields of 0%; volatility factors of the expected market price of the Company's common stock of 76%, 76% and 74% for 2005, 2004 and 2003, respectively; and

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


weighted-average expected life of the option of five years for 2005, 2004 and 2003. There was no compensation expense recorded from employee stock options for the years ended June 30, 2005, 2004 and 2003.

On January 10, 2005, the Compensation Committee of the Company's Board of Directors approved the acceleration of the unvested portion of all options to purchase shares of the Company's Common Stock awarded under the Company's Stock Incentive Plan of 1997, as amended, having an exercise price greater than the closing price at December 31, 2004 of $12.40 per share. This acceleration was effective as of December 31, 2004 and relates to 312,500 options that were granted on June 30, 2004 to executive officers and directors of the Company. The new vest date applies to the unvested one-half of the shares in the original grants.

The acceleration eliminates future compensation expense the Company would otherwise recognize in its income statement with respect to these options once FASB Statement No. 123R (Share-Based Payment) becomes effective on July 1, 2005. The future expense that is eliminated is approximately $2.0 million. This amount has been reflected in pro forma footnote disclosure to the financial statements. This footnote treatment is permitted under the transition guidance provided by the FASB. The impact on the year ended June 30, 2006 will be approximately $900.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF Issue No. 96-18, "Accounting for Equity Instruments that are Issued to other than Employees for Acquiring, or in Conjunction with Selling Goods or Services".

Advertising Costs
-----------------

Advertising and catalogue costs are included in marketing costs and are expensed as incurred, which occurs in the same quarter that the related auction takes place. As a result, assets of the Company do not include any of these costs. Such expenses for the years ended June 30, 2005, 2004 and 2003 were approximately $3,629, $3,037 and $1,166, respectively.

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

Earnings per share
------------------

Basic earnings per share are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. The dilutive effect of the outstanding options would be reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computations of basic earnings per share and diluted earnings per share:


                                                           2005            2004           2003
                                                         -------         -------        -------
    BASIC EARNINGS PER SHARE:

Numerator:

Earnings available to common stockholders                $38,275         $29,366        $ 2,823

Denominator:
Weighted average common shares outstanding                27,423          23,985         12,739
                                                         -------         -------        -------

Net earnings per share - Basic                           $  1.40         $  1.22        $  0.22
                                                         =======         =======        =======





                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


   DILUTED EARNINGS PER SHARE:

Numerator:
Earnings available to common stockholders                $38,275         $29,366        $ 2,823

Denominator:
Weighted average common shares outstanding                27,423          23,985         12,739

Effect of dilutive securities - stock options              1,265           1,802             77
                                                         -------         -------        -------

Weighted average common shares  - assuming
  dilution                                                28,688          25,787         12,816
                                                         -------         -------        -------

Net earnings per share - Diluted                         $  1.33         $  1.14        $  0.22
                                                         =======         =======        =======


Common share equivalents consist of employee stock options using the treasury stock method. For the years ended June 30, 2005 and 2004, 625,250 and 357,000 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company's common stock during the period, and therefore the effect is antidilutive.

Comprehensive income (loss)
---------------------------

Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Accumulated other comprehensive income, as presented on the accompanying Consolidated Balance Sheets consist of the net unrealized gains (losses) on securities, net of tax and the impact of unrealized foreign currency translation adjustments net of tax.

Segment Information
-------------------

The Company operates principally in one segment consisting of various collectibles. All of the Company's sales and identifiable assets are located in the United States and Europe. For the years ended June 30, 2005 and 2004, there was one significant customer, Afinsa, which accounted for 51% and 48% of the revenue for those years respectively. There was one major customer other than Afinsa, for the year ended June 30, 2003, which accounted for 12% of the revenue for that year.

Major customers are those that accounted for more than 10% of revenues.

Reclassifications
-----------------

Certain reclassifications have been made to prior year's consolidated balance sheet to conform to current year's presentation.

New Accounting Pronouncements
-----------------------------

In May 2005, the FASB issued SFAS No 154 "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement does not change the guidance for reporting the correction of an error in previously issued financial statements or a change in accounting estimate. The provisions of this Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are not able to assess at this time the future impact of this Statement on our consolidated financial position or results of operations.

In December 2004, the FASB issued Statement No 153. "Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29" ("Statement No. 153"). Statement No. 153 is effective for nonmonetary asset exchanges occurring in our fiscal year beginning July 1, 2005. Statement No. 153 requires that exchanges of productive assets be accounted for at fair value unless fair value cannot be reasonably determined or the transaction lacks commercial substance. Statement No. 153 is not expected to have a material impact on our financial statements.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS 123(R) requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. The compensation cost will be measured based on the fair value of the equity or liability instruments issued. The Statement is effective as of July 1, 2005. We do not yet know the impact that any future share-based payment transactions will have on our financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs." SFAS 151 amends ARB No. 43, "Inventory Pricing," to clarify the accounting for certain costs as period expense. The Statement is effective for fiscal years beginning after June 15, 2005, however, early adoption of this Statement is permitted. The Company does not anticipate an impact from the adoption of this statement.

(2)   Acquisitions

Auctentia, S.L.
---------------

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

The aggregate purchase price was approximately $6,004 (3,729,226 at $1.61 per common share) plus acquisition costs of approximately $1,100. The price per share of $1.61 was based on the average market price per share from January 21, 2003 through January 27, 2003, two days before and after January 23, 2003, the date the transaction agreements were entered into. The purchase price allocation of assets purchased less liabilities assumed was $1,717 based upon management's estimate of the fair value at the date of acquisition. In accordance with SFAS 141, Business Combinations, the excess of the purchase price over the net assets acquired was assigned to goodwill.

Tangible and intangible assets acquired:

Auctentia, S.L
--------------
Current assets                                        $3,164
Property and equipment, net                              642
Goodwill                                               4,287
                                                      ------

Total tangible and intangible assets acquired          8,093
                                                      ------

Less liabilities assumed:

Current liabilities                                    2,089

Non-Current liabilities                                   --
                                                      ------

Total liabilities assumed                              2,089
                                                      ------

Total purchase price                                  $6,004
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

                                              (Unaudited)
                                          Years Ended June 30,
                                           2004         2003
                                        -------------------------

Net revenues                            $ 213,779    $ 107,636
Net income                                 28,913        2,491

Basic earnings per share - Proforma     $    1.17         0.15
Diluted earnings per share - Proforma   $    1.09    $    0.15


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


Nutmeg Stamp Sales,
-------------------

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

Tangible and intangible assets acquired:

Current assets                             $   93
Property and equipment, net                    50
Intangible Assets                             450
Goodwill                                      500
                                           ------

Total tangible and intangible assets
acquired, purchase price                   $1,093
                                           ======


Bowers and Merena Galleries, Kingswood Coin Auctions and Superior Sports
Auctions

On February 19, 2004, Spectrum Numismatics International, Inc. ("Spectrum"), a wholly owned subsidiary of GMAI, acquired the business assets of Bowers and Merena Galleries, Kingswood Coin Auctions and Superior Sports Auctions from Collectors Universe, Inc. ("CUI"), which had previously operated such businesses through separate divisions. Bowers and Merena Auctions (as it is now known) and Kingswood Coin Auctions are engaged in the acquisition (by purchase and consignment) and sale (by auction and otherwise) of collectible coins, and Superior Sports Auctions is engaged in the acquisition (by purchase and consignment) and sale (by auction and otherwise) of collectible sports cards and other sports memorabilia.

Pursuant to an Asset Purchase Agreement, dated February 19, 2004 (the "Asset Purchase Agreement"), by and between Spectrum and CUI, Spectrum acquired certain business assets, consisting primarily of trade names and other intangible assets and furniture and equipment but excluding accounts receivable and inventory, for an aggregate purchase price of $2,510. Pursuant to the Asset Purchase Agreement, $1,025 of the purchase price was paid at the closing, and the balance is to be paid in installments over the next 12 months. Payment of those installments has been guaranteed by GMAI. As of June 30, 2004 the remaining amount of the purchase price to be paid is $460. Such amount is included in accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets. As of June 30, 2005 the remaining balance is $0.

Tangible and intangible assets acquired:

Property and equipment, net             $  150
Intangible Assets                          600
Goodwill                                 1,760
                                        ------

Total tangible and intangible assets
acquired, purchase price                $2,510
                                        ======

H.R. Harmer
-----------

On July 30, 2004, GMAI acquired the business assets of H.R. Harmer, LLC of New York, New York, which is engaged in the sale of primarily owned inventory to mid- and upper-end collectors. The purchase price for the assets was $351, which was paid at closing. The business will be operated through a recently formed subsidiary, H.R. Harmer, Inc.

Tangible and intangible assets acquired:
H.R. Harmer, Inc.
-----------------
Current assets                            $    -
Intangible Assets                            151
Goodwill                                     200
                                          ------

Total tangible and intangible assets
acquired, purchase price                  $  351
                                          ======

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


John Bull Stamp Auctions, Ltd
-----------------------------

In March 2005, the Company acquired all of the outstanding capital stock of John Bull Stamp Auctions, Ltd., located in Hong Kong, for an aggregate purchase price of HK$1,500 (approximately U.S. $194), all of which was paid at closing.

Tangible and intangible assets acquired:

John Bull Stamp Auctions, Ltd
-----------------------------

Current assets                                $    -
Intangible Assets                                130
Goodwill                                          64
                                              -------

Total tangible and intangible assets
  acquired, purchase price                    $  194
                                              ======

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

As of June 30, 2005 and June 30, 2004, the allowance for doubtful accounts included in auction receivables was approximately $357 and $1,095, respectively.

(4)   Marketable Securities

Investments available for sale in marketable securities as of June 30:

                                      Market      Unrealized
                          Cost        Value          Gain
                         ------       -------     ----------

Common Stock  - 2005     $  135       $  118       $   17
                         ======       ======       ======

Common Stock - 2004      $  285       $  186       $   99
                         ======       ======       ======

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


The unrealized loss is classified as a separate component of stockholders' equity, net of tax, as of June 30, 2005 and 2004, respectively. In connection with its ownership of this common stock, the Company was granted stock options for 21,000 shares of common stock under the terms of a nonqualified stock option agreement. The options are exercisable on April 1, 2006 at $5 per share. During the year ended June 30, 2005 the Company sold 7,500 shares for approximately $146, resulting in a pretax loss of marketable securities of approximately $4.

(5)   Inventories

Inventories as of June 30, 2005 consisted of the following:

                              Current    Non-current    Total
                             ---------   -----------  --------
 Stamps                      $  26,686    $  6,166    $ 32,852
 Coins                          13,859           -      13,859
 Sports Collectibles             1,285           -       1,285
                             ---------    --------    --------
                             $  41,830       6,166      47,996
                             =========    ========    ========

Inventories as of June 30, 2004 consisted of the following:

                              Current    Non-current    Total
                             ---------   -----------  --------
 Stamps                      $  28,774   $   7,111    $ 35,885
 Coins                          11,555           -      11,555
 Sports                            484           -         484
 Collectibles Other                  3         225         228
                             ---------   ---------    --------
                             $  40,816   $   7,336    $ 48,152
                             =========   =========    ========

The above inventory amounts reflect net realizable (LCM) allowances of approximately $1,972 and $1,439 at June 30, 2005 and June 30, 2004 respectively. The non-current inventory represents an estimate of inventory for which there is a specific plan in place for their sale beyond one year after purchase. The classification as long-term is based on the expected period in which the Company expects to sell this inventory, if greater than a year from the balance sheet date. Once the selling period is identified, the non-current amounts are classified to current.

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

6)    Property and Equipment

                                        June 30,       June 30,
                                          2005           2004
                                        -------        -------

Land                                    $   591             -
Buildings                                 1,153             -
Equipment                                 5,591         5,418
Furniture and fixtures                    1,397         1,310
Vehicles                                    126            84

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


Property under capital leases
  (computers and office equipment)          186           186
Leasehold improvements                      534           534
                                       --------       -------

                                          9,578         7,532
Less: accumulated depreciation and
  amortization                            6,283         5,596
                                       --------       -------
Net property and equipment             $  3,295       $ 1,936
                                       ========       =======

On December 22, 2004 the Company purchased its premises located in West Caldwell, New Jersey for a purchase price of approximately $1,744. Depreciation and amortization expense for the years ended June 30, 2005, 2004, and 2003 was approximately $846, $746, and $435 respectively.

(7)   Intangible Assets

Goodwill
--------

The changes in the carrying value of goodwill for the years ended June 30, 2004 and 2005 are as follows:

Balance - July 1, 2003                           $  1,516
Purchased Goodwill - Auctentia                      5,387
Purchased Goodwill - Nutmeg Stamp                     500
Purchased Goodwill - Bowers & Merena                1,760
                                                 --------

Balance - June 30, 2004                          $  9,163
                                                 ========

Balance - July 1, 2004                           $  9,163
Purchased Goodwill - HR Harmer, Inc.                  200
Purchased Goodwill - John Bull                         64
                                                 --------

Balance - June 30, 2005                          $  9,427
                                                 ========

There were no goodwill impairment charges for the years ended June 30, 2005, 2004 and 2003.

Other Purchased Intangibles

At June 30, 2005 and 2004, acquired intangible assets were comprised of the following (in thousands):

June 30, 2005
                        Estimated
                         Useful       Gross    Accumulated  Net Book
                          Lives     Carrying
                         (Years)     Amount    Amortizatio   Value
----------------------------------------------------------------------

Trademarks               5 - 16     $ 3,630    $  (2,343)    $  1,287
Customer Lists           3 - 5        1,980       (1,330)         650
                                    -------    ---------     --------
                                    $ 5,610       (3,673)       1,937
                                    =======    =========     ========

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


June 30, 2004           Estimated
                         Useful       Gross
                          Lives      Carrying    Accumulated     Net Book
                         (Years)      Amount     Amortization      Value
-------------------------------------------------------------------------

Trademarks               5 - 16     $  3,500      $ (2,172)      $ 1,328
Customer Lists            3 - 5        1,730        (1,160)          570
                                    --------      --------       -------
                                    $  5,230      $ (3,332)      $ 1,898
                                    ========      ========       =======

All of the Company's intangible assets are subject to amortization. Amortization expense (exclusive of impairment charges) for acquired intangible assets for the year ended June 30, 2005, 2004, and 2003 were approximately $341, $169, and $122 respectively.

There were no impairment charges for other purchased intangibles for the years ended June 30, 2005, 2004, and 2003.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

For The Fiscal Years Ended

June 30,              Amount

2006                 $   373
2007                     354
2008                     348
2009                     278
2010                      91
Thereafter               493
                     -------
Total                $ 1,937
                     =======

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

During 2002, the Company increased its investment by $250 by issuing additional GMAI common stock. Since the Company's portion of this entity's accumulated losses continued to exceed its total investment, this amount was recorded in the accompanying Statement of Earnings as Loss from Operations of Investee.

During March 2003, the Company sold all of its interest in GMAI-Asia, which it then held, consisting of approximately 8,140,000 shares of GMAI-Asia.com, to Afinsa Bienes Tangibles, S.A. ("Afinsa"), a related party, for $2,035. Such amount is included in the accompanying consolidated Statement of Earnings as Gain on Sale of Investee-Related Party (See Note 12).

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

During the year ended June 30, 2004 the Company recorded an impairment charge of its investment in investee of $500 after the Company's review of this investee's financial prospects for the future. As of June 30, 2005 the Company's investment in GMAI- Asia is $0.

(9)   Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at June 30, 2005 and June 30, 2004 are as follows:

                                                            2005          2004
                                                          -------       -------
Current assets and liabilities
   Allowance for doubtful accounts                        $    89       $   160
   Inventory valuation reserve                                945           522
   Inventory uniform capitalization                           734           352
   Net federal, state operating loss
     carry-forwards                                            --         2,787
   Charitable contribution carryforward                     1,524            --
                                                          -------       -------

Net current deferred tax asset                            $ 3,292       $ 3,821
                                                          =======       =======

Non-current assets and liabilities
   Goodwill and intangible amortization
  and impairment                                          $ 1,401       $ 1,611
   Depreciation                                                65           100
   Net state operating and capital
     loss carry-forwards                                    1,668         1,746
   Charitable contribution carryforward                     4,571            --
   Investments in equity-method investees                     204           204
   Investments in marketable securities                        67            40
                                                          -------       -------

                                                            7,976         3,701

Valuation allowance, provision for
  income taxes                                             (4,314)       (1,742)
                                                          -------       -------

Net non-current deferred tax asset                        $ 3,662       $ 1,959
                                                          =======       =======

During the fourth quarter of fiscal 2005, the Company made a charitable contribution of an art collection with a de minimis carrying value that had been held for investment purposes. The Company obtained a qualified appraisal of the collection, which concluded that it had a value of approximately $21 million, resulting in a charitable contribution deduction with a tax benefit of approximately $7.1 million. This charitable contribution deduction will be limited to 10% of the Company's Federal taxable income (as computed with certain adjustments) each year and will expire in the year 2010 to the extent not utilized. Because of the uncertainty of whether future Federal taxable income will be sufficient to realize the entire benefit, the Company has established a valuation allowance of approximately $2.6 million. In addition, although not required to do so, the Company has determined to seek additional verification of the value of the collection. As a result of this or other factors, the tax benefit to the Company may be adjusted.

The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets. During the period ended June 30, 2005, the Company continues to believe that it is more likely than not that the results of future operations will generate sufficient taxable income to

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


realize certain deferred tax assets. However, the Company still believed uncertainty exists regarding the realizability of certain deferred tax assets, and accordingly established a valuation allowance, based on management's estimates, against these specific deferred tax assets.

During 2002, both the State of New Jersey and California passed tax legislation, which, among other things, requires the suspension of the use of state net operating loss carry-forwards "NOL's" for two years. As a result, there was no utilization of these state NOL's in the provision for state income taxes for the year ended June 30, 2004. In order to compensate for the suspension of the state net operating losses, the period of availability has been extended by two years. During the year ended June 30, 2005, approximately $14,000 of the New Jersey NOL was utilized.

The Company has remaining available net operating loss carry forwards for state tax purposes of approximately $11,000 expiring at various times beginning in the fiscal years ending 2008 through 2012

The provision for income taxes for the twelve months ended June 30, 2005 and 2004 consist of the following:

                                              2005         2004       2003
                                           ---------    ---------   --------

Current tax expense                        $  17,193    $   8,134    $   192

Deferred tax expense                          (3,746)       4,292        888

Net change in valuation allowance              2,572       (9,172)      (888)
                                           ---------    ---------    -------
                                           $  16,019    $   3,254    $   192
                                           =========    =========    =======

The above is further comprised of the
   following:

Current tax expense
     Federal                               $   9,199    $   1,245    $     -

     State                                     2,149        2,339        192

     Foreign                                   5,845        4,550          -
                                           ---------    ---------    -------
                                           $  17,193    $   8,134    $   192
                                           =========    =========    =======

Deferred tax expense - net of change
  in valuation allowance

    Federal                                $ (4,637)    $  (4,209)   $     -

    State                                       891          (671)         -
                                           ---------    ---------    -------
                                           $ (3,746)    $  (4,880)   $     -
                                           =========    =========    =======

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


The effective tax rate (benefit) varied from the statutory rate as follows:

                                          2005        2004         2003
                                          ----        ----         ----

Statutory federal and foreign
  income tax rate                          35 %        34 %         34 %
State income taxes, net of federal
  benefit                                   4           5            4

Certain non-deductible expenses             -           1            -

Tax benefit included in current
tax provision derived from
art donation                              (14)          -            -

Tax benefit included in current
tax provision derived from Gain
on sale of equity method investee
resulting in income tax capital
loss                                        -           -          (30)

Change in valuation allowance               5         (28)           -
Other                                       -          (2)          (2)
                                       ------      ------       ------
                                           30 %        10 %          6 %
                                       ======      ======       ======

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

As a result of an increase in stock ownership of the Company by Afinsa (a related party), as discussed in Note 2, the Company was deemed to have a change of ownership for federal income tax purposes. As a result there was a limitation on the amount of federal net operating loss carry forwards that could be used in the current year to offset federal taxable income. The tax expense for the years ended June 30, 2005 and 2004 was reduced by approximately $2,000 and $4,000, respectively, as a result of utilizing the available federal net operating loss carry forwards after this limitation.

Beginning in fiscal 2006, the Company will begin to remit its share of undistributed earnings of its foreign subsidiaries. There will be no material tax effect because of the available use of various tax credits.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)

(10)  Debt

Notes Payable and Capital Leases
--------------------------------

                                                               2005        2004
                                                               ----        ----
The Company has an  agreement  with PNC Bank for a
line of  credit to exceed $12,500, as amended in
August 2005.  Available borrowings are based on
certain limitations as set forth in the agreement,
and are  reduced  by any  outstanding  letters  of
credit.  The  loan  is  collaterized  by  accounts
receivable,   consignor  advances  and  inventory.
Borrowings  under  the line bear  interest  at the
"prime"  rate;  provided  that the Company has the
right, subject to certain conditions, to borrow at
a rate  equal to LIBOR  plus 2.5% per  annum.  The
credit line in place at June 30,  2004  originally
was to  expire  on May 27,  2005 but was  extended
until  August  31,  2005.  Subsequent  to June 30,
2005, the line was amended to expire on August 31,
2007 and the line of credit  increased to $12,500.
The   agreement    contains   certain    financial
covenants; which include a limit on total debt and
capital  expenditures;  debt  to  earnings  before
depreciation  and  amortization,   interest,   and
taxes;   fixed   charge   coverage;   and  minimum
liquidity; as further defined in the debt agreement         $ 8,000      $ 6,000

On April 17,  2003,  the  Company  entered  into a
revolving credit agreement with Banco  Santander
Central  Hispano,  S.A.,  providing  for a  credit
facility  of up to $2,500.  Borrowings  under this
facility  bore  interest  at a rate of prime  plus
..25% per annum.  The Company's  obligations  under
the agreement were guaranteed by Afinsa.  The loan
was repaid prior to the  facility's  expiration on
April 12, 2005.                                                  -         2,500

On  December  22,  2004,  the  Company  obtained a
mortgage  from PNC Bank, N.A.,  to  finance  the
purchase  of  its  corporate   headquarters.   The
mortgage provides for 59 principal  payments of $7
with a final  payment  of $882 due on  January  1,
2010. Under the financing agreements, the bank may
call the mortgage  loan at any time, in which case
the mortgage loan will be due and payable one year
and one day  following  the  exercise of such call
option.  Further,  if the Company  terminates  its
line of credit with the bank,  the  mortgage  loan
will be  payable  one year  and one day  following
such termination.                                           $ 1,269      $     -

The  Company   obtained  a  secured  loan  from  a
privately  held capital coin fund  which  expires
June 30,  2005.  This  loan is  collateralized  by
certain  inventories  and bears interest at a rate
of 10% per annum.                                                -         4,000

On July 1, 2004, one of the minority  shareholders
of  Corinphila Auktionen  made  a  loan  to  that
company in the  aggregate  amount of $1,200.  This
loan  bears  interest  at the rate of 4% per annum
and is  repayable  on  demand,  upon  six  months'
notice (related party).                                        506             -

Other                                                           73            90
                                                            ------       -------
Total Notes Payable                                          9,848        12,590

Less: current portion                                          667        12,590
                                                            ------       -------

Notes Payable - Long-term Portion                            9,181             -
                                                            ======       =======

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


In accordance with Statement of Financial Accounting Standards ("SFAS") No. 6 "Classification of Short Term Obligations Expected to be Refinanced," the note payable to PNC bank outstanding at June 30, 2005 has been classified in accordance with the terms of the new credit agreement.

The aggregrage amount of all maturities for the years ended June 30 are as follows:

        2006      $  667
        2007          88
        2008       8,087
        2009          84
        2010         922
                  ------
                  $9,848
                  ======

(11)  Leases

The Company conducts its business in premises leased in various locations under leases that expire through the year 2009. The Company utilizes property and equipment under both operating and capital leases. Future minimum lease payments under non-cancelable leases in effect at June 30, 2005 are set forth below:

                                     Operating   Capital     Total
                                     ------------------------------
2006                                 $  1,116    $   73     $ 1,189
2007                                      656         -         656
2008                                      392         -         392
2009                                      375         -         375
2010                                      252         -         252
Thereafter                              2,520         -       2,520
                                      -------    ------     -------
Total future minimum lease payments   $ 5,311    $   73     $ 5,384
                                      =======    ======     =======

Rent expense was approximately $1,175, $1,041 and $571 for 2005, 2004 and 2003, respectively.

Interest expense associated with these capital leases was approximately $3, $11 and $25 for fiscal years 2005, 2004 and 2003, respectively.

(12)  Related-party Transactions

Afinsa and Auctentia
--------------------

At June 30, 2005 and 2004, Afinsa and Auctentia collectively beneficially owned approximately 69% and 72%, respectively, of the Company's outstanding common stock. Esteban Perez, Chairman of the Board of Directors and Chief Corporate Strategy Officer for the Company, is Chairman of the Board of Directors and Chief Executive Officer of Auctentia. Carlos de Figueiredo, the Second Vice Chairman of the Board of the Company and the sole director of CdC, is also director of Afinsa and an immediate family member of a 50% stockholder of common stock of Afinsa. Emilio Ballester, a director of the Company, is Global Strategic Investment Officer of Afinsa. Ramon Egurbide, CEO of European Operations for the Company, is Managing Director of Auctentia.

On September 8, 2003, the Company consummated three transactions with Auctentia (see Note 2). In addition, in August 2003, GMAI and CdC entered into separate supply agreements with Afinsa, pursuant to which GMAI and CdC act as exclusive suppliers of collectibles for Afinsa on a worldwide basis (see Note 1)

Under an agreement dated March 15, 2003, GMAI sold all of its then outstanding interest in GMAI-Asia to Afinsa for $2,035, consisting of 8,140,000 shares of GMAI-Asia.com common stock. The proceeds from the sale were used to pay off all amounts outstanding under GMAI's revolving line of credit with Afinsa. Such amount is included in the accompanying Consolidated Statement of Earnings as Gain on sale of investee (see Note 8).

On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. The agreement was guaranteed by Afinsa and required that Auctentia maintain ownership of at least 43% of all of authorized, issued and outstanding shares of voting stock of the Company. This revolving credit facility was repaid prior to the facility's expiration in April 2005. (See Note 10.)

At June 30, 2005 and 2004, the Company had outstanding accounts receivable balances from Afinsa of approximately $8,781 and $27,674, respectively, and such amounts are included in the accompanying Consolidated Balance Sheets as Accounts Receivable-related party. During the year ended June 30, 2005 and 2004, sales to Afinsa were approximately $123,348 and

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


$102,215, respectively, and are included in the accompanying Consolidated Statements of Earnings as Sales of Inventory - Related Party.

During the year ended June 30, 2005, the Company had certain sales and purchases with affiliates of a Afinsa, a related party. Amounts realized in these transactions of $637 are reflected as additional paid-in capital.

At June 30, 2004 Afinsa had advanced $3,467 to the Company for the purchase of product relating to the supply contracts referred to above. Such amount is included in the accompanying Consolidated Balance Sheet as Advances Payable - related party. The amount was repaid in full during the year ended June 30, 2005.

On October 1, 2004, GMAI Auctentia Central de Compras (CdC), a wholly-owned subsidiary of the company, entered into an agreement with Filatelia Soler, a Spanish company, to provide certain consulting and advisory services to CdC. The cost of these services is based on a per diem rate of (euro)750 (approximately $1). The estimated annual cost of the consulting agreement is $200. The services are provided primarily by an individual who is also a principal in a Spanish company, Filasyl, that provides philatelic materials to CdC. Purchases of philatelic material from Filasyl from October 1, 2004 through June 30, 2005 were $10,139, or approximately 21.3% of total philatelic purchases during this period.

DooCollect, S.L., a subsidiary of Afinsa, acts as agent of CdC to sell material owned by CdC to third parties through various channels, including through the Internet. Sales through DooCollect in the twelve months ended June 30, 2005 and June 30, 2004 were $454 and $132, respectively.

CdC has sold and expects to continue to sell certain art inventory through an art gallery (known as Metta Gallery) operated by Mundimer, S.L. which is a subsidiary of Afinsa. Sales through the Metta Gallery in the twelve months ended June 30, 2005 and June 30, 2004 were $169 and $283 respectively.

CdC also sells art material through Finarte Casa D'aste Espana, S.A. (Finarte), a subsidiary of Afinsa, which operates as an auction house. Sales of art through Finarte in the twelve month period ended June 30, 2005 were $46. There were no sales through Finarte in fiscal 2004.

During the years ended June 30, 2005 and 2004, the Company granted options to certain employees of Afinsa for services. For fiscal years ended June 30, 2005 and 2004, such amounts were recorded at fair value, which amounted to $65 and $130, repectively. Also during the year ended June 30, 2004, Afinsa granted stock that they owned in the Company to certain employees of the Company. The Company recorded the stock granted to these employees at fair value which amounted to $100 in accordance with Accounting Interpretations of APB Opinion No. 25 ("AIN-APB 25") which requires stock awards granted by a principal stockholder to employees of a Company to be recorded at fair value.

The Company leases office space from Afinsa in Madrid, Spain, of approximately 2,700 square feet at an annual rental of approximately $139. The lease is for a five-year term commencing September 8, 2003.

Other

On June 17, 2002, the Company entered into an amendment to the employment agreement (Note 15) with Mr. Roberts, a director of the Company. In connection with the amendment, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600. The loan is required to be repaid on an annual basis in three equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or by Mr. Roberts with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Robert's employment terminates for cause or by Mr. Roberts without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of termination. An aggregate of $600 has been disbursed under the loan agreement. The current portion of $200 is included in Prepaid expenses and Other at June 30, 2005.

Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel, LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., also a director of the Company, is president of Micro Strategies, Incorporated, which provides computer services to the Company. In relation to Kramer, Levin, Naftalis & Frankel, expenditures for services rendered were approximately $497, $401 and $688, respectively, of which approximately $450, $177 and $223 was charged to operations for the years ended June 2005, 2004 and 2003. In relation to Micro Strategies, expenditures for services rendered were approximately $280, $271 and $169, respectively, of which approximately $280, $180 and $166 was charged to operations for the years ended June 2005, 2004 and 2003.

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


On July 1, 2004, one of the former minority shareholders of Corinphila Auktionen made a loan to that company in the aggregate amount of $1,200. This loan bears interest at the rate of 4% per annum and is repayable on demand, upon six month's notice. As of June 30, 2005 the loan balance was $506 (Note 10).

The Company has engaged in certain transactions with Andrew Levitt, a director of the Company's Nutmeg subsidiary. For the year ended June 30, 2005, the Company purchased $140 of inventory from Levitt, paid Levitt finders' fees of $38, and earned commissions of $320 for the sale of inventory consigned by Levitt to the Company as contemplated by the acquisition agreement. For the year ended June 30, 2004, the Company paid Levitt finders' fees of $1 and earned commissions of $17 for the sale of inventory consigned by Levitt to the Company. The Company did not purchase any inventory from Levitt during that period.

(13)  Commitments and Contingencies

As part of the purchase of the Bowers and Merena Galleries, Kingswood Coin Auctions and Superior Sports Auctions (see Note 2), the Company is required to pay additional amounts for a period of time through 2006 if certain milestones are met. In the event, during each of the two (2) twelve (12) month periods subsequent to the acquisition date (which was February 19, 2004) that aggregate sales for these entities exceed a certain amount as further defined in the agreement, the Company will be obligated to pay a stated percentage above the aggregate sales threshold. As of June 30, 2005 and 2004 such milestones were not met and as such there was no additional payments or accruals for the potential future payments.

As part of the purchase of the Ivy & Mader Philatelic Auctions, Inc. (now known as Ivy & Manning Philatelic Auctions, Inc.) ("Ivy") in 1993, the Company is required to pay additional amounts for a period of time through 2009 based on the financial performance of Ivy. These additional amounts were approximately $0, $27, and $18 for the years ended June 30, 2005, 2004 and 2003, respectively. For the years ended June 30, 2005, 2004 and 2003 the payments were charged to operating expenses.

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

Cancellation of  Treasury Stock Certificates
---------------  ---------------------------

During the year ended June 30, 2005, the Company cancelled the certificates representing 368,200 shares of common stock that it had previously purchased in the open market as part of its repurchase program.

Stock Option Plan
-----------------

In 1997, GMAI's, board of directors adopted and GMAI's shareholders approved the 1997 Stock Incentive Plan, as amended (the "1997 plan"). Awards under the 1997 plan may be made in the form of (1) incentive stock options, (2) non-qualified stock options, (3) stock appreciation rights, (4) restricted stock, (5) restricted stock units, (6) dividend equivalent rights and (7) other stock-based awards. Awards may be made to such directors, officers and other employees of GMAI and its subsidiaries

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(including employees who are directors and prospective employees who become employees), and to such consultants to GMAI and its subsidiaries, as the stock option committee of GMAI's board of directors in its discretion selects. As a result of subsequent amendments adopted by GMAI's board of directors and approved by GMAI's shareholders, the aggregate number authorized to be issued under the plan is currently 5,000,000 in the aggregate. The 1997 Plan allows the Company to grant to an individual in any given year options representing an aggregate of 500,000 shares of common stock. The option exercise price is determined by the stock option committee in its sole discretion; provided, however, that generally, the exercise price of an option shall be not be less than the fair market value (as defined) of a share of common stock on the date of grant. Options granted have a maximum ten-year term and, unless otherwise determined by the stock option committee, vest in substantially equal installments over a four-year period. All options granted through June 30, 2005 have been granted with exercise price equal to market value on the date of grant.

The following table summarizes information about options outstanding and exercisable as of June 30, 2003, 2004 and 2005:


                                         2003                       2004                       2005
                            ------------------------------ ------------------------- --------------------------
                                                Weighted                   Weighted                  Weighted
                                                Average                     Average                  Average
                                                Exercise                   Exercise                  Exercise
                                 Options         Price      Options         Price     Options          Price
                            ------------------------------ ------------------------- --------------------------

Outstanding- beginning           2,509,750      $ 6.92      2,705,500      $ 2.06     2,445,565       $ 6.19

           Granted through
           stock option plan     1,901,875        1.95      1,122,500        7.58        15,250        11.51
           Exercised              (102,500)       1.38     (1,298,623)       2.19      (329,325)        2.07
           Forfeited            (1,603,625)       6.83        (83,812)       3.08      (318,875)       15.30
                                -----------                 ----------               -----------
Outstanding- end of year         2,705,500      $ 2.06      2,445,565      $ 6.19     1,812,615       $ 5.46
                                ===========                 ==========               ===========

Exercisable- end of year
                                 1,179,563      $ 2.14      1,201,440      $ 7.57     1,432,615       $ 5.51
                                ===========                 ==========               ===========

The weighted average fair value of options granted during 2003, 2004 and 2005 was $1.95, $7.58, and $11.51 respectively.

Following is a summary of the status of stock options outstanding at June 30, 2005:


---------------------------------------------------------------  -----------------------
                     Options Outstanding                          Options Exercisable
---------------------------------------------------------------  -----------------------
                                         Weighted
     Exercise Price                       Average   Weighted                 Weighted
         Ranges            Number of     Remaining  Average       Number of   Average
-------------------------   Shares      Contractual Exercise        Shares    Exercise
   From         To        Outstanding      Life       Price      Exercisable   Price
---------------------------------------------------------------  -----------------------

$   1.00    $    5.00      1,309,950        6.6      $ 2.75       1,050,950    $ 2.70

    5.01        10.00        109,915        6.6        8.19          48,540      7.62

   10.01        25.00        394,000        5.6        13.7         333,125     14.08
                           ---------                              ---------

                           1,813,865                              1,432,615
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

(15)  Significant Agreements

Employment Agreements
---------------------

The Company is a party to an employment agreement with Mr. Greg Manning, as amended, which provides for his services as President and Chief Executive Officer. Under the most recent amendment, which is effective July 1, 2002 and terminated on June 30, 2005, Mr. Manning is entitled to receive an annual salary of $400 beginning July 1, 2002, $450 beginning July 1, 2003 and $500 beginning July 1, 2004, plus an annual cash bonus equal to 10% of the Company's pre-tax income (as defined in the agreement), but not to exceed $750. Mr. Manning is continuing to receive the salary and benefits provided for under the agreement.

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

Mr. Greg Roberts has entered into an employment agreement providing for his services as President of Spectrum, which was to terminate on February 18, 2005. The agreement provides for a salary of $300 per annum, increasing to $400 per annum effective February 18, 2004. In June 2002, the Company entered into an amendment to the employment agreement with Mr. Roberts. Under the terms of the amendment, the employment term has been extended for an additional three years, to February 18, 2008; Mr. Roberts is entitled to receive a salary of $500 for the sixth year, $550 for the seventh year, and $600 for the eighth year; and Mr. Roberts was granted an additional 500,000 stock options, which were exercisable at $2.00 per share and vested over four years. Mr. Roberts also received a loan in the amount of $600 the repayment of which can be forgiven under certain circumstances (Note 12).

(16)  Geographic Information

Geographic net sales based on customer location were as follows:

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


                           June 30,
                      2005           2004           2003
                   ---------      ----------      --------

United States      $ 105,539      $   96,868      $ 93,537

Spain                123,625         110,630         7,654

Asia Pacific             704          1,552             --

Europe                10,446          3,840             --
                   ---------      ---------       --------
                   $ 240,314      $ 212,890       $101,191
                   =========      =========       ========

Net property, plant and equipment by
geographic area was as follows:

                           June 30,
                      2005          2004
                   ---------       --------

United States      $   2,369       $    861

Spain                    894            950

Other Europe              32            125
                   --- -----       --------
                   $   3,295       $  1,936
                   =========       ========

(17)  Retirement Plans

The Company maintains an employee savings plan for United States employees under the Internal Revenue Code Section 401(k). Employees are eligible to participate in the plan after one complete calendar month of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees contributions to a maximum annual contribution of $500 per employee. The Company's total contribution was approximately $22, $10 and $12 for the years ended June 30, 2005, 2004 and 2003, respectively.

(18)  Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

                                                         Years Ended
                                                          June 30,
                                                       (In Thousands)
                                                  2005      2004      2003
                                                 -------    -----    ------

 Interest paid                                   $ 1,258    $ 937    $  855

Income taxes paid                                 16,414      399         -

Summary of significant non-cash transactions:

                                                                          -
Common stock issued for inventory                      -   10,118         -

Common stock issued for acquisition of

Auctentia subsidiaries                                 -    6,004         -

Sale of investee to a related party and
reduction of demand notes payable                      -        -     2,035

Common stock issued in connection with
investment in investee                                 -        -       500

                           Greg Manning Auctions, Inc.
                   Notes to Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(19)  Selected Quarterly Financial Data (unaudited)


                                                                    2005
                                    -------------------------------------------------------------------------
                                        1st           2nd              3rd            4th
                                      Quarter        Quarter         Quarter         Quarter          Total
                                    -------------------------------------------------------------------------

Revenues                             $ 48,090        $ 58,940        $ 55,712        $ 77,572        $240,314

Gross Profit                           17,162          19,441          21,676          31,690          89,969

Income from operations                  9,113          12,652          13,387          19,705          54,857

Net Income                              5,134           7,655           8,188          17,298          38,275

Earnings per share, basic                0.19            0.28            0.30            0.63            1.40

Earnings per share, diluted              0.18            0.27            0.29            0.60            1.33


                                                                    2004
                                    -------------------------------------------------------------------------
                                        1st           2nd              3rd            4th
                                      Quarter        Quarter         Quarter         Quarter          Total
                                    -------------------------------------------------------------------------

Revenues                             $ 34,487        $ 53,215        $ 64,505        $ 60,683        $212,890

Gross Profit                            7,462          13,392          17,001          23,636          61,491

Income (Loss) from operations           3,041           7,187           8,947          14,632          33,807

Net Income (Loss)                       2,458           4,058           6,519          16,331          29,366

Earnings (Loss) per share, basic         0.15            0.15            0.25            0.60            1.22

Earnings (Loss) per share, diluted       0.14            0.14            0.23            0.57            1.14

(20)  Other Major Customers (Excluding Afinsa)

The Company had no other major customers for the year ended June 30, 2005 and 2004, respectively. There was one major customer other than Afinsa for the year ended June 30, 2003, which accounted for 12% of revenue. Major customers (other than Afinsa) are those that accounted for more than 10% of sales.

(21)  Subsequent Event

On July 15, 2005, the Company and its majority shareholder Afinsa acquired all of the issued and outstanding capital stock of A-Mark Precious Metals, Inc. ("APM"), an indirect subsidiary of A-Mark Financial Corporation. The buyer was Spectrum PMI, Inc., a newly formed acquisition entity owned 80% by Spectrum Numismatics International, Inc., a wholly-owned subsidiary of GMAI, and 20% by Auctentia, a wholly-owned subsidiary of Afinsa. APM is a full service metals trading company engaged

The financial results of the above transaction will be included in the Company's consolidated financial statements from and after July 15, 2005.

Effective July 31, 2005, the Company, which had owned 65% of the equity interest in Corinphila Auktionen AG, purchased the remaining 35% equity interest in that company, or 4,970 shares, with the result that the Company now owns 100% of the outstanding share capital of Corinphila. The exercise price was 1.600.000 CHF (approximately U.S.$1,270,000), of which 1.000.000 CHF was paid on July 30, 2005 and 600.000 CHF will be paid by September 31, 2005. The sellers of the equity interest, Mr. Beat Vollenwieder and Mr. Martin Mader, are officers of Corinphila. The option to purchase this 35% interest, and the terms of such purchase, were set forth in a Share Purchase Agreement, dated September 19, 2002, between the sellers and Auctentia. Under the terms of the Share Purchase Agreement, Auctentia was able to designate the Company as the entity to exercise the option.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of June 30, 2005, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officers have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 (e)) were effective as of June 30, 2005.

Management's Report on Internal Control over Financial Reporting

The Company management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principle financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2005.

The Company's independent registered public accounting firm Amper, Politziner & Mattia, P.C., has audited the effectiveness of the Company's internal control over financial reporting and management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 30, 2005 and concluded that it is effective.

Changes in Internal Control over Financial Reporting

There was no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

             Report of Independent Registered Public Accounting Firm

We have audited management's assessment, included in the accompanying Management's 2005 Annual Report on Internal Controls, that Greg Manning Auctions, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment, and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on control criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Greg Manning Auctions, Inc. and Subsidiaries as of June 30, 2005 and the related consolidated statements of earnings, stockholders' equity and comprehensive income (loss) and cash flows for the year ended June 30, 2005 in our report dated September 8, 2005, in which we expressed an unqualified opinion.


/s/ Amper, Politziner, & Mattia, P.C.

September 8, 2005
Edison, New Jersey

                                    PART III
                                    --------

Item 9B. OTHER INFORMATION

Not applicable.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding our directors and executive officers will be in the definitive proxy statement of the Company to be filed within 120 days of June 30, 2005 (the "Proxy Statement") and is incorporated herein by reference. The information required by Item 405 of Regulation S-K will be included under "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference. The information required by Item 406 of Regulation S-K will be included under "Code of Business Conduct and Ethics" in the Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

Information regarding Executive Compensation will be in the Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters will be in the Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding Certain Relationships and Transactions will be in the Proxy Statement and is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding Principal Accountant Fees and Services will be in the Proxy Statement and is incorporated herein by reference.

                                     PART IV
                                     -------

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


      (a) (1) All Financial Statements of the Company for the years ended June 30, 2005 and 2004 are filed herewith. See Item 8 of this Report for a list of such financial statements.

              (2)   Financial Statement Schedules:

                    Schedule:
                    II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

              (3) Exhibits -- See response to paragraph (c) below.

         (b)  Reports on Form 8-K

              (1) Report on Form 8-K filed on September 13, 2004, relating to the issuance of a press release containing non-public financial information and containing non-GAAP financial measures.

              (2) Report on Form 8-K filed on November 9, 2004, relating to the issuance of a press release containing non-public financial information and containing non-GAAP financial measures.

              (3) Report on Form 8-K filed on January 20, 2005, relating to the acceleration of the vesting of certain of the Company's stock options.

              (4) Report on Form 8-K filed on February 3, 2005, relating to the Company's issuance of a press release announcing the execution of a definitive agreement to acquire John Bull Stamp Auctions, Ltd.

              (5) Report on Form 8-K filed on May 27, 2005, relating to the extension by PNC Bank, National Association, of the Company's credit facility to August 31, 2005.

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

10.1 Employment Agreement between Greg Manning and Registrant dated as of May 14, 1993. Incorporated by reference to Exhibit 10(b) to the Form SB-2 and incorporated by reference to Exhibit 4.1 to Form 10-QSB of the Company for the period ended December 31,1995, dated February 13, 1996, as amended.

10.2 Second Amendment to Employment Agreement between Greg Manning and Registrant, dated as of September 11, 1997. Incorporated by reference to
        Exhibit 10.3 to Form 10-KSB of the Company for the period ended June 30, 1997.

10.3 Third Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 1999. Incorporated by reference to
        Exhibit 10.4 to Form 10-K of the Company for the period ended June 30, 2001.

10.4 Fourth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2000. Incorporated by reference to
        Exhibit 10.5 to Form 10-K of the Company for the period ended June 30, 2001.

10.5 Fifth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2002. Incorporated by reference to
        Exhibit 10. 6 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.6 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.

10.7 Amendment to Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts.

10.8 Employment Agreement between the Company and Larry Crawford, effective as of April 23, 2001. Incorporated by reference to Exhibit 10. 9 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.9 Amendment to Employment Agreement between the Company and Larry Crawford, effective as of October 23, 2002. Incorporated by reference to
        Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.10 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997, to the Proxy Statement of the Company dated January 14, 2000; to the Proxy Statement of the Company dated October 26, 2001; and to the Proxy Statement of the Company dated August 15, 2003.

10.11 1993 Stock Option Plan. Incorporated by reference to Exhibit 10(a) to the 1993 Form SB-2 and incorporated by reference to Exhibit A to the Proxy Statement of the Company dated January 31, 1994.

10.12 Share Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix A to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

10.13 Inventory Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix B to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

10.14 Subscription Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix C to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

10.15 Registration Rights Agreement, dated as of September 8, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix E to the Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

10.16 Asset Purchase Agreement dated February 19, 2004, between Spectrum Numismatics International, Inc and Collectors' Universe, Inc. Incorporated by reference to the Company's Report on Form 8-K filed on March 5, 2004.

10.17 Non-Competition Agreement dated February 19, 2004, between Spectrum Numismatics International, Inc. and Collectors' Universe, Inc. Incorporated by reference to the Company's Report on Form 8-K filed on March 5, 2004.

10.18 Loan Agreement, dated as of May 28, 2004 between Greg Manning Auctions, Inc. as the Borrower, and PNC Bank, National Association, as the Bank. Incorporated by reference to the Company's Report on Form 8-K filed on June 3, 2004.

10.19 Restated Second Amendment to Loan Agreement, dated as of August 10, 2005 by and among Greg Manning Auctions, Inc., Greg Manning Auctions Real Estate, LLC and PNC Bank, National Association. Incorporated by reference to the Company's Report on Form 8-K filed on August 17, 2005.

10.20 Employment Agreement, dated May 17, 2005 and effective February 1, 2005, between Esteban Perez and GMAI-Auctentia Central de Compras, S.L.. *

10.21 Employment Agreement, dated May 17, 2005 and effective February 1,2005, between Ramon Egurbide and GMAI-Auctentia Central de Compras, S.L.*

10.22 Stock Purchase Agreement, dated as of July 15, 2005, by and between Spectrum PMI, Inc., on the one hand, and A-Mark Holding, Inc. and Steven C. Markoff, on the other hand. Incorporated by reference to the Company's report on Form 8-K filed on July 21, 2005.

10.23 Noncompetition Agreement, dated July 15, 2005, among Spectrum PMI, Inc., A-Mark Precious Metals, Inc. and Steven C. Markoff. Incorporated by reference to the Company's Report on Form 8-K filed on July 21, 2005.

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


Dated:  September 12, 2005


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

Dated: September 12, 2005
                                          /s/ Greg Manning
                                          Greg Manning
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

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

                                          /s/ Scott S. Rosenblum
                                          Scott S. Rosenblum
                                          Director

                                          /s/ Greg Roberts
                                          Greg Roberts
                                          Director

                                          /s/ Mark Segall
                                          Mark Segall
                                          Director


                           Greg Manning Auctions, Inc.
                        Valuation and Qualifying Accounts
                                 (in thousands)

                                                           Balance at                                         Balance at
                                                          Beginning of                                          End of
                                                              Year        Additions   Recoveries  Write-offs      Year
                                                         ----------------------------------------------------------------
Allowance for sales returns and doubtful accounts
  Years Ended June 30,

                                                     2003         1,077         172            -         376         873

                                                     2004           873         942            -         720       1,095

                                                     2005         1,095           -          175         563         357

Valuation allowance for deferred tax asset
  Years Ended June 30,

                                                     2003        12,702           -            -         888      11,814

                                                     2004        11,814           -            -      10,072       1,742

                                                     2005         1,742       2,572            -           -       4,314

Realizable value allowance for inventory
  Years Ended June 30,

                                                     2003         2,432           -            -         547       1,885

                                                     2004         1,885         774            -       1,220       1,439

                                                     2005         1,439       1,350            -         317       2,472

                                  EXHIBIT INDEX


   Exhibit No.                Description
   -----------                -----------

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

10.1 Employment Agreement between Greg Manning and Registrant dated as of May 14, 1993. Incorporated by reference to Exhibit 10(b) to the Form SB-2 and incorporated by reference to Exhibit 4.1 to Form 10-QSB of the Company for the period ended December 31,1995, dated February 13, 1996, as amended.

10.2 Second Amendment to Employment Agreement between Greg Manning and Registrant, dated as of September 11, 1997. Incorporated by reference to
        Exhibit 10.3 to Form 10-KSB of the Company for the period ended June 30, 1997.

10.3 Third Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 1999. Incorporated by reference to
        Exhibit 10.4 to Form 10-K of the Company for the period ended June 30, 2001.

10.4 Fourth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2000. Incorporated by reference to
        Exhibit 10.5 to Form 10-K of the Company for the period ended June 30, 2001.

10.5 Fifth Amendment to Employment Agreement between Greg Manning and Company, effective as of July 1, 2002. Incorporated by reference to
        Exhibit 10. 6 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.6 Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts. Incorporated by reference to the Company's Proxy Statement dated January 14, 2000.

10.7 Amendment to Employment Agreement between the Company, Spectrum Numismatics International, Inc. and Gregory N. Roberts.

10.8 Employment Agreement between the Company and Larry Crawford, effective as of April 23, 2001. Incorporated by reference to Exhibit 10. 9 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.9 Amendment to Employment Agreement between the Company and Larry Crawford, effective as of October 23, 2002. Incorporated by reference to
        Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

10.10 1993 Stock Option Plan. Incorporated by reference to Exhibit 10(a) to the 1993 Form SB-2 and incorporated by reference to Exhibit A to the Proxy Statement of the Company dated January 31, 1994.

10.11 1997 Stock Option Plan, as amended. Incorporated by reference to Exhibit A to the Proxy Statement of the Company dated October 28, 1997, to the Proxy Statement of the Company dated January 14, 2000; to the Proxy Statement of the Company dated October 26, 2001; and to the Proxy Statement of the Company dated August 15, 2003.

10.12 Share Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix A to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

10.13 Inventory Purchase Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix B to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

10.14 Subscription Agreement, dated as of January 23, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix C to Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

10.15 Registration Rights Agreement, dated as of September 8, 2003, between the Company and Auctentia, S.L. Incorporated by reference to Appendix E to the Company's Definitive Proxy Statement filed with the SEC on August 13, 2003.

10.16 Asset Purchase Agreement dated February 19, 2004, between Spectrum Numismatics International, Inc and Collectors' Universe, Inc. Incorporated by reference to the Company's Report on Form 8-K filed on March 5, 2004.

10.17 Non-Competition Agreement dated February 19, 2004, between Spectrum Numismatics International, Inc. and Collectors' Universe, Inc. Incorporated by reference to the Company's Report on Form 8-K filed on March 5, 2004.

10.18 Loan Agreement, dated as of May 28, 2004 between Greg Manning Auctions, Inc. as the Borrower, and PNC Bank, National Association, as the Bank. Incorporated by reference to the Company's Report on Form 8-K filed on June 3, 2004.

10.19 Restated Second Amendment to Loan Agreement, dated as of August 10, 2005 by and among Greg Manning Auctions, Inc., Greg Manning Auctions Real Estate, LLC and PNC Bank, National Association. Incorporated by reference to the Company's Report on Form 8-K filed on August 17, 2005.

10.20 Employment Agreement, dated May 17, 2005 and effective February 1, 2005, between Esteban Perez and GMAI-Auctentia Central de Compras, S.L. *

10.24 Employment Agreement, dated May 17, 2005 and effective February 1, 2005, between Ramon Egurbide and GMAI-Auctentia Central de Compras, S.L.*

10.21 Stock Purchase Agreement, dated as of July 15, 2005, by and between Spectrum PMI, Inc., on the one hand, and A-Mark Holding, Inc. and Steven
        C. Markoff, on the other hand. Incorporated by reference to the Company's report on Form 8-K filed on July 21, 2005.

10.22 Noncompetition Agreement, dated July 15, 2005, among Spectrum PMI, Inc., A-Mark Precious Metals, Inc. and Steven C. Markoff. Incorporated by reference to the Company's Report on Form 8-K filed on July 21, 2005.

14. Code of Ethics. Incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-K for the year ended June 30, 2003, as filed with the SEC on September 12, 2003.

21.     Subsidiaries of the Registrant*

23.2    Consent of Independent Accountants. *

32      Rule 13a-14(a)/15d-14(a) Certifications *

32      Section 1350 Certifications *


      * Filed herewith