Form 10-K/A
period 2005-06-30
GREG MANNING AUCTIONS INC
filed 2005-09-16
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__________ to ___________

                         Commission file number 1-11988

                           GREG MANNING AUCTIONS, INC.
                (Name of Registrant as specified in its Charter)

           Delaware                                     22-2365834
           --------                                     ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

775 Passaic Avenue, West Caldwell, New Jersey              07006
---------------------------------------------             --------
(Address of Principal Executive Offices)                 (Zip code)

Registrant's telephone number, including area code:      (973) 882-0004
                                                         --------------
Securities registered pursuant to Section 12(b) of the Act:

                                       Name of Each Exchange on Which Registered
Title of each class                    -----------------------------------------
-------------------                    The NASDAQ National Market
Common Stock, $.01 par value

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

      As of September 12, 2005, the Issuer had 27,671,521 shares of its Common Stock outstanding.

      Portions of the Registrant's definitive proxy statement, which will be filed within 120 days of June 30, 2005, are incorporated by reference into Part
III. 2

                           Greg Manning Auctions, Inc.
                          Annual Report on Form 10-K/A
                        For the year ended June 30, 2005

                                EXPLANATORY NOTE

      Reference is made to the Company's Annual Report on Form 10-K for the year ended June 30, 2005 (the "10-K"). The purpose of this amendment to the Form 10-K is to (a) correct certain formatting errors in the "Consolidated Statements of Earnings Data" on page 10 of the 10-K; and (b) to replace Exhibits 31.1, 31.2,
32.1 and 32.2, the certifications of the Chief Executive Officer and the Chief Financial Officer of the Company required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which contained inadvertent errors. This amendment contains no other changes to the Form 10-K.

      This amendment does not reflect events occurring after the original filing of the Form 10-K or modify or update those disclosures in Form 10-K, except to reflect the amendment described above.

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


                                                       Greg Manning Auctions Inc.
                                                         Years Ended June 30,
                                                 (In Thousands, except per share data)

Consolidated Statements of Earnings Data:               2005           2004           2003           2002           2001
                                                     ----------     ----------     ---------      ---------      ---------

    Sales of inventory                               $  99,309      $  97,688      $  89,268      $  76,616      $  62,333
    Sales of inventory - related party                 123,348        102,215          7,654             --             --
    Commissions earned                                  17,657         12,987          4,269          4,161          5,063
                                                     ---------      ---------      ---------      ---------      ---------
    Total Revenues                                     240,314        212,890        101,191         80,777         67,396

  Cost of merchandise sold                              91,515         86,249         81,960         71,966         62,354
  Cost of merchandise sold- Related Party               58,830         65,150          4,712             --             --
                                                     ---------      ---------      ---------      ---------      ---------
    Gross profit                                        89,969         61,491         14,519          8,811          5,042

  General, administrative, and all
     other operating expenses                           29,643         23,788         10,632         10,041         10,536
  Sales and marketing expenses                           4,282          2,981          1,561          1,578          1,879
  Intangible impairment                                     --             --             --          4,741          2,158
  Depreciation and Amortization                          1,187            915            557          1,416          1,564
  Other Expense                                             --             --             --              6            340
  Acquisition and merger costs                              --             --             --             --            205
                                                     ---------      ---------      ---------      ---------      ---------
    Total operating expenses                            35,111         27,684         12,750         17,782         16,682
                                                     ---------      ---------      ---------      ---------      ---------
  Income (loss) from operations                         54,857         33,807          1,769         (8,971)       (11,640)

  Interest and other expense (net)                        (559)          (687)          (702)        (1,136)          (713)
  Loss on sale of marketable securities
    and investments                                         (4)            --            (87)            --             --
  Gain on sale of equity method investee                    --             --          2,035             --             --
  Impairment of investment in investee                      --           (500)            --             --             --
  Loss from operations of investee                          --             --             --           (250)        (4,951)
                                                     ---------      ---------      ---------      ---------      ---------
  Income (loss) before income taxes                     54,294         32,620          3,015         (9,934)       (17,727)
  Provision for (benefit from) income taxes             16,019          3,254          3,243            192         (1,404)
                                                     ---------      ---------      ---------      ---------      ---------
  Net income (loss)                                  $  38,275      $  29,366      $   2,823      $ (13,177)     $ (16,323)
                                                     =========      =========      =========      =========      =========

  Earnings (Loss) per Share:
    Basic                                            $    1.40      $    1.22      $    0.22      $   (1.06)     $   (1.58)
                                                     =========      =========      =========      =========      =========
    Diluted                                          $    1.33      $    1.14      $    0.22      $   (1.06)     $   (1.58)
                                                     =========      =========      =========      =========      =========

  Weighted average shares:
    Basic                                               27,423         23,985         12,739         12,469         10,299
                                                     =========      =========      =========      =========      =========
    Diluted                                             28,688         25,787         12,816         12,469         10,299
                                                     =========      =========      =========      =========      =========

Consolidated Balance Sheet Data:

  Cash and cash equivalents                          $  54,250      $  16,263      $   2,250      $   2,169      $   2,158
                                                     =========      =========      =========      =========      =========
  Total Current Assets                                 132,507        107,366         32,615         22,117         25,971
                                                     =========      =========      =========      =========      =========
  Total Assets                                       $ 158,450      $ 130,684      $  37,907      $  27,348      $  40,452
                                                     =========      =========      =========      =========      =========

  Total Current Liabilities                          $  37,930      $  58,962      $  22,670      $  15,576      $  16,885
                                                     =========      =========      =========      =========      =========
  Total Long-Term Liabilities                            9,181             --             43            116            168
                                                     =========      =========      =========      =========      =========
  Total Liabilities                                     47,111         58,962         22,713         15,692         17,053
                                                     =========      =========      =========      =========      =========
  Total Stockholders' Equity                           111,339         71,722         15,194         11,656         23,399
                                                     =========      =========      =========      =========      =========
  Total Liabilities and Stockholders' Equity         $ 158,450      $ 130,684      $  37,907      $  27,348      $  40,452
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


Dated:   September 15, 2005

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

Dated:   September 15, 2005


                                            /s/ Greg Manning
                                            ----------------------------------
                                            Greg Manning
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)

                                            /s/ Larry Crawford
                                            ----------------------------------
                                            Larry Crawford
                                            Executive Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

                                            /s/ Esteban Perez
                                            ----------------------------------
                                            Esteban Perez
                                            Director

                                            /s/ Carlos de Figueiredo
                                            ----------------------------------
                                            Carlos de Figueiredo
                                            Director

                                            /s/ Emilio Ballester
                                            ----------------------------------
                                            Emilio Ballester
                                            Director

                                            /s/ Jose Miguel Herrero
                                            ----------------------------------
                                            Jose Miguel Herrero
                                            Director

                                            /s/ Anthony Bongiovanni
                                            ----------------------------------
                                            Anthony Bongiovanni
                                            Director

                                             /s/ James Davin
                                             ----------------------------------
                                             James Davin
                                             Director

                                             /s/ Scott S. Rosenblum
                                             ----------------------------------
                                             Scott S. Rosenblum
                                             Director

                                             /s/ Greg Roberts
                                             ----------------------------------
                                             Greg Roberts
                                             Director

                                             /s/ Mark Segall
                                             ----------------------------------
                                             Mark Segall
                                             Director