Form 10-Q
period 2005-09-30
ESCALA GROUP INC
filed 2005-11-08
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

For the transition period ________ to ________


                         Commission file number 1-11988


                               ESCALA GROUP, INC.
                               ------------------
             (Exact name of Registrant as specified in its Charter)


                           GREG MANNING AUCTIONS, INC.
                           ---------------------------
                           (Former Name if Applicable)

          Delaware                                              22-2365834
          --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


       623 Fifth Avenue, 27th Floor
            New York, New York                                     10017
 --------------------------------------                          ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (212) 421-9400
                                                     --------------

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  X         No
   -----         ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes  X         No
   -----         ----

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 176-2 of the Exchange Act)

Yes            No  X
   -----         ----

As of November 8, 2005, Issuer had 27,747,535 shares of its Common Stock outstanding.

                               ESCALA GROUP, INC.
                     (formerly Greg Manning Auctions, Inc.)

                                Table of Contents
                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

        Condensed Consolidated Balance Sheets at
        September 30, 2005 and June 30, 2005                                 3

        Condensed Consolidated Statements of Earnings for the
        three months ended September 30, 2005 and 2004                       4

        Condensed Consolidated Statement of Stockholders' Equity for
        the three months ended September 30, 2005                            5

        Condensed Consolidated Statements of Cash Flows for the
        three months ended September 30, 2005 and 2004                       6

        Condensed Consolidated Statements of Comprehensive Income
        for the three months ended September 30, 2005 and 2004               7

        Notes to Condensed Consolidated Financial Statements                 8

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           26

Item 3. Quantitative and Qualitative Disclosures About Market Risk          35

Item 4. Controls and Procedures                                             36

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                   37

Item 2. Changes in Securities                                               37

Item 3. Defaults Upon Senior Securities                                     37

Item 4. Submission of Matters to a Vote of Security Holders                 37

Item 5. Other Information                                                   37

Item 6. Exhibits and Reports on Form 8-K                                    37

Signatures                                                                  38

PART I. FINANCIAL INFORMATION


                               ESCALA GROUP, INC.
                     (formerly Greg Manning Auctions, Inc.)
                      Condensed Consolidated Balance Sheets
                  (amounts in thousands except per share data)

                                                                    September 30,      June 30,
                                                                        2005             2005
                                                                    ------------     ----------
                           Assets                                   (unaudited)

 Current Assets
 Cash and Cash Equivalents                                            $ 36,886         $ 54,250
 Accounts Receivable, Net;
     Auctions and Trade                                                 30,618           17,497
     Related Party                                                       8,928            8,781
     Advances to Consignors                                              2,403            4,370
 Inventory                                                              93,698           41,830
 Deferred Tax Asset                                                      3,872            3,292
 Prepaid Expenses and Other                                              1,062            2,487
                                                                      --------         --------
 Total Current Assets                                                  177,467          132,507

 Property and Equipment, Net                                             3,270            3,295
 Goodwill, Net                                                          23,148            9,427
 Other Purchased Intangibles, Net                                        3,730            1,937
 Marketable Securities                                                      86              118
 Other Non-Current Assets
     Loans Receivable Related Party, Net                                   400              400
     Inventory                                                           6,169            6,166
     Deferred Tax Asset                                                  3,833            3,662
     Other                                                                 476              938
                                                                      --------         --------
 Total Assets                                                         $218,579         $158,450
                                                                      ========         ========

                Liabilities and Stockholders' Equity

Current Liabilities
Lines of Credit                                                       $ 24,990         $   --
Liability on Borrowed Metals                                            15,923             --
Notes Payable and Capital Leases                                           155              667
Payable to Third Party Consignors                                        6,843           12,458
Accounts Payable                                                        23,583           14,011
Accrued Expenses and Other Current Liabilities                           3,360            2,654
Income Taxes Payable                                                    12,622            8,140
                                                                      --------         --------
Total Current Liabilities                                               87,476           37,930
Notes Payable and Capital Leases - Long Term                             6,159            9,181
                                                                      --------         --------
Total Liabilities                                                       93,635           47,111
                                                                      --------         --------

Commitments and Contingencies                                              --              --
                                                                      --------         --------

Minority Interest - Related Party                                        4,619             --
                                                                      --------         --------

Stockholders' Equity
Preferred Stock, $.01 par value. Authorized
10,000 shares; none issued                                                 --              --
                                                                      --------         --------
Common Stock, $.01 par value
Authorized: 40,000 shares
Issued June 30, 2005 - 27,677 shares, Outstanding -
  27,677 shares                                                            276              276
Issued September 30, 2005 - 27,723 shares, Outstanding -
  27,723 shares
Additional paid-in capital                                              70,910           70,245
Accumulated Other Comprehensive Income                                     808            1,813
Retained Earnings                                                       48,331           39,005
                                                                      --------         --------
Total Stockholders' Equity                                             120,325          111,339
                                                                      --------         --------
Total Liabilities and Stockholders' Equity                            $218,579         $158,450
                                                                      ========         ========

                 See accompanying notes to financial statements


                               ESCALA GROUP, INC.
                     (formerly Greg Manning Auctions, Inc.)
                  Condensed Consolidated Statements of Earnings
                    For the Three Months Ended September 30,
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                                     2005            2004
                                                                  ---------       ---------
Revenues
            Sales- trading                                        $ 494,302       $    --
            Sales of inventory                                       20,355          22,970
            Sales of inventory - related party                       40,135          21,618
            Commissions earned                                        4,204           3,502
                                                                  ---------       ---------
                        Total revenues                              558,996          48,090

Cost of merchandise sold
            Cost of sales - trading                                 493,097            --
            Cost of merchandise sold                                 17,652          20,788
            Cost of merchandise sold- related party                  20,824          10,140
                                                                  ---------       ---------
                        Gross profit                                 27,423          17,162

Operating expenses
            General and administrative                                6,211           3,658
            Salaries and wages                                        4,717           3,316
            Depreciation and amortization                               408             276
            Marketing                                                   977             799
                                                                  ---------       ---------
                        Total operating expenses                     12,313           8,049
                                                                  ---------       ---------
                        Operating income                             15,110           9,113

Other income (expense)
            Interest income                                             328             230
            Interest expense                                           (339)           (256)
            Other                                                       (37)            (20)
                                                                  ---------       ---------
            Earnings before income taxes                             15,062           9,067

Provision for income taxes                                            5,720           3,933

Minority interest- related party                                         16            --
                                                                  ---------       ---------

Net income                                                        $   9,326       $   5,134
                                                                  =========       =========

Basic earnings per share:
            Weighted average shares outstanding                      27,695          27,359
                                                                  =========       =========
            Basic earnings per share                              $    0.34       $    0.19
                                                                  =========       =========

Diluted earnings per share:
            Weighted average shares outstanding                      28,790          28,767
                                                                  =========       =========
            Diluted earnings per share                            $    0.32       $    0.18
                                                                  =========       =========

                 See accompanying notes to financial statements


                               ESCALA GROUP, INC.
            Condensed Consolidated Statement of Stockholder's Equity
                     (formerly Greg Manning Auctions, Inc.)
                       July 1, 2005 to September 30, 2005
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                                                     Accumulated
                                                  Common Stock          Additional       Other                       Total
                                              ---------------------      Paid-In     Comprehensive    Retained    Shareholders'
                                               Shares        $           Capital     Income (Loss)    Earnings       Equity
                                              ---------------------     ----------   -------------    --------    -------------

Balance, July 1, 2005                          27,677      $    276     $ 70,245       $  1,813       $ 39,005      $111,339

Exercise of stock options                          46          --            105                                         105

Translation adjustment                                                                     (972)                        (972)

Stock based compensation                                                     560                                         560

Unrealized loss from marketable securities                                                  (33)                         (33)

Net Income- September 30, 2005                                                                           9,326         9,326

                                             --------      --------     --------       --------       --------      --------
Balance, September 30, 2005                    27,723      $    276     $ 70,910       $    808       $ 48,331      $120,325
                                             ========      ========     ========       ========       ========      ========


                 See accompanying notes to financial statements


                               ESCALA GROUP, INC.
                     (formerly Greg Manning Auctions, Inc.)
                 Condensed Consolidated Statements of Cash Flows
                    For the Three Months Ended September 30,
                  (amounts in thousands except per share data)
                                   (Unaudited)

                                                                             2005          2004
                                                                          --------       --------
Cash flows from operating activities:
   Net Income                                                             $  9,326       $  5,134
   Adjustments to reconcile net income to net
   cash from operating activities:
       Depreciation and amortization                                           408            276
       Options issued for services - related party                              --             65
       Stock based compensation                                                560             --
       Deferred tax (benefit) provision                                     (1,086)           685
       Minority interest - related party                                        16             --
   (Increase) decrease in assets: (net of acquisition amounts)
       Accounts receivable - Trade                                          (2,929)          (446)
       Accounts receivable - Related Party                                    (147)        (1,606)
       Advances to consignors                                                1,967         (3,009)
       Inventory                                                            (3,294)          (963)
       Prepaid expenses and deposits                                         1,754           (316)
       Other assets                                                            462           (485)
   Increase (decrease) in liabilities: (net of acquisition amounts)
       Payable to third-party consignors                                    (5,615)        (3,513)
       Accounts payable                                                      3,211         (5,231)
       Accrued expenses and other liabilities                                 (453)           607
       Advances payable - related party                                         --         (3,467)
       Advances Payable                                                         --            400
       Income taxes payable                                                  4,482          2,408
                                                                          --------       --------

                                                                             8,662         (9,461)
Cash flows used in investing activities:
   Capital expenditures for property and equipment                            (141)           (10)
   Purchase of intangible assets                                                --           (350)
   Acquisition of A-Mark, net of assets acquired                           (14,981)            --
   Acquisition of Corinphila                                                (1,873)            --
                                                                          --------       --------

                                                                           (16,995)          (360)
Cash flows from (used in) financing activities:
   Net repayment of notes payable                                           (3,534)        (1,500)
   Repayment of line of credit                                              (4,210)            --
   Liability on borrowed metals, net                                          (420)            --
   Net proceeds from loans and loans payable                                    --            822
   Proceeds from exercise of options                                           105             35
                                                                          --------       --------

                                                                            (8,059)          (643)

   Effect of exchange rates                                                   (972)           264

Net change in cash and cash equivalents                                    (17,364)       (10,200)
Cash and cash equivalents:
   Beginning of period                                                      54,250         16,263
                                                                          --------       --------
   End of period                                                          $ 36,886       $  6,063
                                                                          ========       ========

                 See accompanying notes to financial statements

                               ESCALA GROUP, INC.
                     (formerly Greg Manning Auctions, Inc.)
            Condensed Consolidated Statements of Comprehensive Income
                    For the Three Months Ended September 30,
                  (amounts in thousands except per share data)
                                   (Unaudited)


                                                     2005        2004
                                                  ---------    ---------
Net Income
                                                  $   9,326    $   5,134

Other Comprehensive Income
Unrealized gain on securities, net of tax               (33)          24
Currency translation adjustment, net of tax            (972)         264
                                                  ---------    ---------

                                                  $   8,321    $   5,422
                                                  =========    =========


                 See accompanying notes to financial statements

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(1)   Description of Business

Description of Business
-----------------------

Escala Group, Inc., formerly known as Greg Manning Auctions, Inc. (together with its subsidiaries, "Escala" or the "Company"), is a global integrated network of companies in the collectibles market with operations in North America, Europe and Asia as well as on the Internet. The Company operates through these sales platforms: auctions, merchant/dealer operations and trading, and in two segments, collectibles and trading.

The Company's collectibles subsidiaries are as follows (wholly owned unless otherwise indicated): Ivy and Manning (formerly Mader) Philatelic Auctions, Greg Manning Galleries, Greg Martin Auctions, Greg Manning Nutmeg Auctions (d/b/a Nutmeg Stamp Sales), Teletrade, Spectrum Numismatics International, North American Certified Trading, Kensington Associates, Superior Sports Auctions, Bowers and Merena Auctions, Kingswood Coin Auctions, Corinphila Auktionen, Heinrich Kohler Berliner Briefmarken-Auktionen (66.67% owned by Escala), Heinrich Kohler Auktionshaus, Heinrich Kohler Briefmarkenhandel, Heinrich Kohler Verwaltungs, Auctentia Deutschland, Auctentia Subastas and GMAI Auctentia Central de Compras (CdC).

On July 15, 2005, the Company and Auctentia, S.L. ("Auctentia"), a subsidiary of Afinsa Bienes Tangibles, S.A. ("Afinsa"), acquired all of the issued and outstanding capital stock of PMI Precious Metals, Inc. ("PMI"), a metals trading company engaged primarily in the wholesale purchase and sale of gold, silver, platinum, and palladium. The Company's trading operations are conducted through PMI.

At September 30, 2005 and 2004, Afinsa and Auctentia collectively beneficially owned approximately 68% and 69%, respectively, of the Company's outstanding common stock.

The Company is a party to separate supply agreements with Afinsa, dated August 1, 2003, as amended, pursuant to which the Company and CdC act as exclusive suppliers of collectibles - primarily stamps and coins - for Afinsa on a worldwide basis, with Greg Manning Auctions, a division of Escala, acting in the United States and Hong Kong, and CdC acting in all other geographic locations. Afinsa is engaged, among other things, in commercial and trading activities involving tangible investment products throughout Europe. As amended, the supply agreements have a ten-year term, terminable by either party upon six months' notice. In addition to paying the purchase price for the goods sold under the contracts, Afinsa pays to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold. Transactions under the supply contracts are part of the Company's merchant/dealer operations.

As a result of transactions under the supply agreements, for the three months ended September 30, 2005 and 2004, Afinsa was the Company's significant customer in the collectibles segment, with revenues accounting for $40,135,or 62%, and $21,618 or 45% of the collectibles revenues, respectively.

Transactions under the supply agreements with Afinsa (a related party) have had a significant effect on the business, financial condition and results of operations of the Company.

Basis of Presentation
---------------------

The consolidated financial statements of the Company include the accounts of its wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Minority interest relates to the recent acquisition, see Note 2.

The accompanying condensed consolidated balance sheets as of September 30, 2005 and June 30, 2005 and related condensed consolidated statements of earnings, stockholders' equity, cash flows and comprehensive income for the three months ended September 30, 2005 and 2004 have been prepared from the books and records maintained by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company's Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

(2)   Acquisitions

A-Mark Precious Metals, Inc. and Subsidiaries

On July 15, 2005, the Company and its majority shareholder Afinsa acquired all of the issued and outstanding capital stock of PMI, an indirect subsidiary of A-Mark Financial Corporation. The buyer was Spectrum PMI, Inc., a newly formed acquisition entity owned 80% by Spectrum Numismatics International, Inc., a wholly-owned subsidiary of the Company, and 20% by Auctentia. PMI is a full service metals trading company.

The aggregate purchase price was approximately $21,150 including acquisition costs of approximately $390. The purchase price allocation of assets purchased less liabilities assumed was $9,302 based upon management's preliminary estimate of the fair value at the date of acquisition pending the final valuation of the fair value of assets using an independent valuation. In accordance with SFAS 141, Business Combinations, the excess of the purchase price over the net assets acquired was assigned to goodwill.

Tangible and intangible assets acquired:

Current assets                                        $ 60,329
Property and equipment                                      35
Goodwill                                                11,848
Other Intangible Assets - Non-compete                    2,000
                                                      --------

Total tangible and intangible assets acquired           74,212
                                                      --------

Less current liabilities assumed                        53,062
                                                      --------

Total Purchase Price, net of cash acquired            $ 21,150
                                                      ========

The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of the subsidiaries had occurred as of July 1, 2004, giving effect to purchase accounting adjustments. The proforma data is for informational purposes only and may not necessarily reflect the results of operations had those companies been operated as part of the Company since July 1, 2004.

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)

                                                         (Unaudited)
                                                      Three Months ended
                                                         September 30,
                                                      2005          2004
                                                    --------      --------


Total revenues                                      $670,453      $643,035
Net income                                             9,339         5,227
Basic earnings (loss) per share - Proforma          $   0.34      $   0.19
Diluted earnings (loss) per share - Proforma        $   0.32      $   0.18

Corinphila Auktionen

Effective July 31, 2005, the Company, which had owned 65% of the equity interest in Corinphila Auktionen AG, purchased the remaining 35% equity interest in that company, or 4,970 shares, with the result that the Company now owns 100% of the outstanding share capital of Corinphila. The exercise price was 1.600.000 CHF (approximately U.S.$1,270,000), of which 1.000.000 CHF was paid on July 30, 2005 and 600.000 CHF was paid on September 30, 2005. The sellers of the equity interest, Mr. Beat Vollenwieder and Mr. Martin Mader, are officers of Corinphila. The option to purchase this 35% interest, and the terms of such purchase, were set forth in a Share Purchase Agreement, dated September 19, 2002, between the sellers and Auctentia. Under the terms of the Share Purchase Agreement, Auctentia was able to designate the Company as the entity to exercise the option. In accordance with SFAS 141, the additional payment is recorded as goodwill. The results of this acquisition are not material.

(3)   Revenue Recognition

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

The Company derives revenues from three primary sources:

(a)   Merchant/Dealer Operations:

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

(b)   Auction Revenue:

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

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(c)   Trading Operations:

The Company's trading operations are conducted through PMI. The Company records sales of precious metals upon shipment and transfer of title. The Company records revenues from its metal assaying and melting services after the related services are completed.

(4)   Accounts Receivable

Receivables consist of the following:

                                     September 30,     June 30,
                                         2005            2005
                                     ------------      --------

Collectibles:

    Auction and trade                 $ 17,522         $ 17,854
Trading:

    Customer trade receivables           3,449             --
    Wholesale trade advances             8,652             --
    Due from brokers and other           1,587             --
                                      --------         --------

                                        31,210           17,854
Allowance for doubtful accounts           (592)            (357)
                                      --------         --------

                                      $ 30,618         $ 17,497
                                      ========         ========

Receivables from sale of collectibles
-------------------------------------

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

Receivables from trading operations
-----------------------------------

Customer trade receivables from trading represent short-term, non-interest bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a security interest, or by a letter of credit issued on behalf of the customer. Advances on refined materials represent metals advanced to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. Wholesale trade advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints. The Company periodically extends short-term credit through the issuance of notes receivable to pre-approved customers at interest rates determined on a customer-by-customer basis. Due from brokers and other principally consists of amounts due from brokers related to commodity hedging transactions (see Note
12).

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


As of September 30, 2005 and June 30, 2005, the allowance for doubtful accounts included in auction and trading receivables was approximately $592 and $357, respectively.

(5)   Inventories

Inventories as of September 30, 2005 consisted of the following:

                                           Current      Non-current       Total
                                           -------     ------------       -----

Precious Metals                            $46,087        $  --          $46,087
 Stamps                                     33,184          6,169         39,353
 Coins                                      13,218           --           13,218
 Sports Collectibles                         1,209           --            1,209
                                           -------        -------        -------
                                           $93,698        $ 6,169        $99,867
                                           =======        =======        =======

Inventories as of June 30, 2005 consisted of the following:

                                           Current      Non-current       Total
                                           -------     ------------       -----

 Stamps                                    $26,686        $ 6,166        $32,852
 Coins                                      13,859           --           13,859
 Sports Collectibles                         1,285           --            1,285
                                           -------        -------        -------
                                           $41,830        $ 6,166        $47,996
                                           =======        =======        =======

The above inventory amounts reflect net realizable (LCM) allowances of approximately $2,485 and $2,472 at September 30, 2005 and June 30, 2005 respectively. The non-current inventory represents an estimate of inventory for which there is a specific plan in place for their sale beyond one year after purchase. The classification as long-term is based on the expected period in which the Company expects to sell this inventory, if greater than a year from the balance sheet date. Once the selling period is identified, the non-current amounts are classified to current.

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

Inventories of precious metals principally include bullion and bullion coins and are stated at published market values. The unrealized gain resulting from the difference between market value and cost of physical inventories at September 30, 2005 totaled $2,478, and is included as reduction of the cost of product sold in the accompanying statement of income. Such gains are generally offset by the results of hedging transactions, which have been reflected as net loss
(gain) on commodity contracts in the consolidated statements of income for three months ended September 30, 2005.

Inventories of precious metals include amounts borrowed from various suppliers under ongoing agreements (see Note 12), totaling $15,923 at September 30, 2005. The Company also hedges substantially all of its physical inventories through commodity hedge transactions (see Note 12).

The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers at September 30,

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


2005 totaled $3,744. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or insured under an all-risk insurance policy with the Company as the loss-payee.

(6)   Intangible Assets

Goodwill

The changes in the carrying value of goodwill for the year ended June 30, 2005 and the three months ended September 30, 2005 are as follows:

Balance - July 1, 2005                                   $ 9,427
Purchased Goodwill - A-Mark Precious Metals, Inc.         11,848

Purchased Goodwill - Corinphila Auktionen                  1,873
                                                         -------

Balance - September 30, 2005                             $23,148
                                                         =======

Other Purchased Intangibles

At September 30, 2005 and June 30, 2005, acquired intangible assets were comprised of the following (in thousands):


September 30, 2005

                            Estimated
                           Useful Lives     Gross Carrying       Accumulated       Net Book
                             (Years)           Amount           Amortization         Value
-----------------------------------------------------------------------------------------------

Trademarks                    5 - 16           $ 3,630            $(2,394)          $ 1,236
Customer Lists                3 - 5
                                                 1,980             (1,375)              605
Non-Compete Agreement         4
                                                 2,000               (111)            1,889
                                               -------            -------           -------
                                               $ 7,610            $(3,880)          $ 3,730
                                               =======            =======           =======

June 30, 2005

                            Estimated
                           Useful Lives     Gross Carrying       Accumulated       Net Book
                             (Years)           Amount           Amortization         Value
-----------------------------------------------------------------------------------------------
Trademarks                    5 - 16           $ 3,630            $(2,343)          $ 1,287
Customer Lists                3 - 5              1,980             (1,330)              650
                                               -------            -------           -------
                                               $ 5,610            $(3,673)          $ 1,937
                                               =======            =======           =======

All of the Company's intangible assets are subject to amortization. Amortization expense for acquired intangible assets for the three months ended September 30, 2005 and 2004 were approximately $207 and $76, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)

For The Twelve Month Period Ended

September 30,
                      Amount
                      ------
2006                  $  873
2007                     848
2008                     848
2009                     595
2010                      76
Thereafter               490
                     -------
Total                $ 3,730
                     =======

(7)   Marketable Securities

Investments available for sale in marketable securities as of September 30, 2005 and June 30, 2005 is as follows:

                                                    Market      Unrealized
                                      Cost           Value         Loss
                                   ----------      -------      ----------

Common Stock - September 30, 2005   $     135      $    86      $     49
                                    =========      =======      ========

Common Stock - June 30, 2005        $     135      $   118      $     17
                                    =========      =======      ========

The unrealized loss is classified as a separate component of stockholders' equity, net of tax.

(8)   Related-party Transactions

At September 30, 2005 and 2004, Afinsa and Auctentia collectively beneficially owned approximately 68% and 69%, respectively, of the Company's outstanding common stock. Esteban Perez, Chairman of the Board of Directors and an executive officer of the Company, is Chairman of the Board of Directors and Chief Executive Officer of Auctentia. Carlos de Figueiredo is the First Vice Chairman of the Board of the Company and a director of three of the Company's European subsidiaries, and is also a director of Afinsa and the son of a 50% stockholder of Afinsa. Ramon Egurbide, President of European Operations for the Company, is Managing Director of Auctentia.

Escala and its wholly owned subsidiary, GMAI Auctentia Central de Compras, S.L. ("CdC"), are parties to separate agreements with Afinsa, each dated August 1, 2003, pursuant to which Escala and CdC have agreed to act as exclusive suppliers of collectibles for Afinsa, on a worldwide basis (See Note 1.)

On April 17, 2003, the Company entered into a revolving credit agreement with Banco Santander Central Hispano, S.A. The agreement was guaranteed by Afinsa and required that Auctentia maintain ownership of at least 43% of all of authorized, issued and outstanding shares of voting stock of the Company. This revolving credit facility terminated in April 2005.

At September 30, 2005 and June 30, 2005, the Company had outstanding accounts receivable balances from Afinsa of approximately $8,928 and $8,781, respectively, and such amounts are included in the accompanying Consolidated Balance Sheets as Accounts Receivable-related party. During the three months ended September 30, 2005 and 2004, sales to Afinsa were approximately $40,135 and $21,618, respectively, and are included in the accompanying Consolidated Statements of Operations as Sales of Inventory - Related Party.

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


At June 30, 2004 Afinsa had advanced $3,467 to the Company for the purchase of product relating to the supply contracts referred to above. Such amount is included in the accompanying Consolidated Balance Sheet as Advances Payable - related party. The amount was repaid in full in the six months ended December 31, 2004.

During the year ended June 30, 2005 and the quarter ended September 30, 2005, the Company also engaged in various transactions with entities affiliated with Greg Roberts, the President of our U.S. Coin Division. For the year ended June 30, 2005 and the quarter ended September 30, 2005, the Company paid to these entities for various goods and services the amounts of $3 and $69 respectively, and for the same periods, these entities paid to the Company for various goods and services the amounts of $1 and $9, respectively.

On October 1, 2004, Central de Compras (CdC), a wholly-owned subsidiary of the company, entered into an agreement with Filatelia Soler, a Spanish company, to provide certain consulting and advisory services to CdC. The cost of these services is based on a per diem rate of (euro)750 (approximately $1). The estimated annual cost of the consulting agreement is $200. The services are provided primarily by an individual who is also a principal in a Spanish company, Filasyl, that provides philatelic materials to CdC. Purchases of philatelic material from Filasyl from July 1, 2005 through September 30, 2005 were $5,917, or approximately 23% of total philatelic purchases during this period. There were no purchases form Filasyl in the quarter ended September 30, 2004.

DooCollect, S.L., a subsidiary of Afinsa, acts as agent of CdC to sell material owned by CdC to third parties through various channels, including through the Internet. Sales through DooCollect in the three months ended September 30, 2005 and September 30, 2004 were $29 and $9, respectively.

CdC has sold and expects to continue to sell certain art inventory through an art gallery (known as Metta Gallery) operated by Mundimer, S.L. which is a subsidiary of Afinsa. There were no sales through the Metta Gallery in the three months ended September 30, 2005 and September 30, 2004.

CdC also sells art material through Finarte Casa D'aste Espana, S.A. (Finarte), a subsidiary of Afinsa, which operates as an auction house. There were no sales of art through Finarte in the three month periods ended September 30, 2005 and 2004.

The Company granted options to certain employees of Afinsa for services. For the three months ended September 30, 2005, and 2004 such amounts were recorded at fair value, which amounted to $0 and $65, respectively.

The Company leases office space from Afinsa in Madrid, Spain, of approximately 2,700 square feet at an annual rental of approximately $139. The lease will terminate in December 2005.

On June 17, 2002, the Company entered into an amendment to the employment agreement with Mr. Roberts, a director of the Company. In connection with the amendment, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600. The loan is required to be repaid on an annual basis in three equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or by Mr. Roberts with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Robert's employment terminates for cause or by Mr. Roberts without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of termination. An aggregate of $600 has been disbursed under the loan agreement. The current portion of $200 is included in prepaid expenses and other at September 30, 2005.

Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel LLP, which provides legal services to the Company. Anthony L. Bongiovanni, Jr., who resigned as a director of the Company effective September 27, 2005, is president of Micro Strategies, Incorporated, which provides technological services to the Company.

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


On July 1, 2004, one of the minority shareholders of Corinphila Auktionen made a loan to that company in the aggregate amount of $1,200. This loan bears interest at the rate of 4% per annum and is repayable on demand, upon six month's notice. As of September 30, 2005 the loan balance was repaid as part of the acquisition (See Note 2).

The Company has engaged in certain transactions with Andrew Levitt, a director of the Company's Nutmeg subsidiary. For the three-month period ended September 30, 2005, the Company did not purchase any inventory from Levitt, did not pay Levitt any finders' fees, and earned commissions of $1 for the sale of inventory consigned by Levitt to the Company as contemplated by the acquisition agreement. For the three-month period ended September 30, 2004, the Company paid Levitt finders' fees of $8 and earned commissions of $80 for the sale of inventory consigned by Levitt to the Company. The Company did not purchase any inventory from Levitt during that period.

(9)   Debt-Trading Segment

The Company has a borrowing facility ("Credit Facility") with a group of financial institutions under an intercreditor agreement, which provides for lines of credit of up to $50,000, including a facility for letters of credit up to a maximum of $50,000. The Company routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate ("LIBOR") plus a margin. Borrowings are due on demand and totaled $24,990 for lines of credit and $11,500 for letters of credit at September 30, 2005. Amounts borrowed under the Credit Facility are secured by the Company's receivables and inventories.

The Credit Facility contains certain restrictive financial covenants that require the Company and the Parent to maintain a minimum level of tangible net worth, as defined, and a minimum ratio of tangible net worth to liabilities, among other items.

The Company also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. The Company had net borrowed metals included in inventories with market values totaling $15,923 at September 30, 2005. Certain of these metals are secured by letters of credit issued under the Company's Credit Facility, which totaled $11,500 at September 30, 2005.

Interest expense related to the Company's borrowing arrangements totaled $297 in the three months ended September 30, 2005.

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(10)  Notes Payable and Capital Leases                  September 30,   June 30,
                                                            2005          2005
                                                        -------------   -------

The Company has an agreement with PNC Bank
for a line of credit not to exceed $12,500,
as amended in August 2005. Available
borrowings are based on certain limitations
as set forth in the agreement, and are
reduced by any outstanding letters of credit.
The loan is collaterized by accounts
receivable, consignor advances and inventory.
Borrowings under the line bear interest at
the "prime" rate; provided that the Company
has the right, subject to certain conditions,
to borrow at a rate equal to LIBOR plus 2.5%
per annum. The credit line in place at June
30, 2004 originally was to expire on May 27,
2005 but was extended until August 31, 2005.
Subsequent to June 30, 2005, the line was
amended to expire on August 31, 2007 and the
line of credit increased to $12,500. The
agreement contains certain financial
covenants; which include a limit on total
debt and capital expenditures; debt to
earnings before depreciation and
amortization, interest, and taxes; fixed
charge coverage; and minimum liquidity; as
further defined in the debt agreement.                     $ 5,000     $ 8,000

On December 22, 2004, the Company obtained a
mortgage from PNC Bank, N.A., to finance the
purchase of its corporate headquarters. The
mortgage provides for 59 principal payments
of $7 with a final payment of $882 due on
January 1, 2010. Under the financing
agreements, the bank may call the mortgage
loan at any time, in which case the mortgage
loan will be due and payable one year and one
day following the exercise of such call
option. Further, if the Company terminates
its line of credit with the bank, the
mortgage loan will be payable one year and
one day following such termination.                          1,159       1,269

On July 1, 2004, one of the minority
shareholders of Corinphila Auktionen made a
loan to that company in the aggregate amount
of $1,200. This loan bore interest at the
rate of 4% per annum and was repaid in full
in September, 2005                                               -         506

Other                                                          155          73
                                                           -------     -------
Total Notes Payable                                          6,314       9,848

Less: current portion                                          155         667
                                                           -------     -------

Notes Payable - Long-term Portion                          $ 6,159     $ 9,181
                                                           =======     =======

(11)  Payable to Third Party Consigners

Amounts payable to third party consigners represent amounts due the third party for the sale of their consigned inventory by the company.

(12)  Hedging Transactions -Trading

 The Company manages the value of certain specific assets and liabilities of its trading segment, including trading inventories, accounts receivable and accounts payable, by employing a variety of strategies. These strategies include

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


diversification of risk exposures and hedging through the purchase or sale of positions in related financial instruments, including a variety of derivative products such as forwards and futures.

The Company's trading inventories and purchase and sale transactions consist primarily of precious metal bearing products. The value of these assets and liabilities is linked to the prevailing price of the underlying precious metals and the interest component of the cost of carry. The Company's precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets. Inventories purchased by the Company outright are subject to price changes while inventories borrowed from third-party suppliers are not. These transactions are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.

Open purchase and sale commitments are subject to changes in value between the time the purchase or sale price is fixed and metal is received or delivered. The Company seeks to minimize the effect of price changes of the underlying commodity through the use of financial instruments. The Company uses forward and futures contracts to manage the commodity price exposure arising from the existence of these assets and liabilities.

The Company's policy is to remain substantially hedged, as to its inventory position and as to its purchase and sale commitments, at all times. The Company regularly enters into commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market-makers in every major precious metals dealing center.

Financial instruments designated as fair value hedges under SFAS No. 133 are marked to market on a daily basis. The gain or loss from revaluing these instruments is reported as unrealized gain or loss on commodity contracts with the related unrealized amounts due from or to counter parties included in receivables from or payable to brokers, dealers and clearing organizations. Gains or losses resulting from the termination of hedge contracts are reported as realized gain or loss on commodity contracts.

Credit and position risk limits are set by the Company's management. These limits include gross position limits for counter parties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.

A summary of the market values of the Company's physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at September 30, 2005:

1.   Inventories at market value                           $  46,087
2.   Unhedged inventory and numismatic coin inventory           (415)
                                                            --------
3.   Bullion and bullion coin inventories at market           45,672
4.   Open inventory purchase commitments                      28,761
5.   Unhedgable premium on metals positions                     (764)

6.   Open inventory sale commitments                         (21,348)
7.   Margin Sale Commitments                                  (2,081)
8.   Inventories under natural hedges:
9.   Inventory borrowed from suppliers                       (15,923)
10.  Advances on Industrial Metals                               982
11.  Advances on Refined materials                                 -
                                                            --------
12.   Inventory subject to price risk                         35,299
                                                            --------

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


13.   Inventory fair value hedge transactions
      offsetting price risk:
14.   Precious metals forward contracts at market values         1,394
15.   Precious metals futures contracts at market values        34,000
                                                               -------
16.   Total market value on inventory hedge transactions        35,394
                                                               -------
17.   Net unhedged metals position at market                   $   (95)
                                                               =======

The net gain or loss on commodity contracts includes amounts recorded on the Company's outstanding commodity forwards and futures contracts and on open physical purchase and sale commitments. The Company records changes in the market value of its forwards and futures contracts as income or loss, the effect of which is to offset changes in market values of the underlying metals positions. The underlying commodity contract value is treated as an off-balance-sheet item and not recorded in the financial statements.

Open forward contracts and purchase and sale commitments of inventories are marked to the current market value, with any difference between the market value and underlying contract value recorded as a gain or loss in the financial statements. In the statement of income the Company recorded a net unrealized loss on open commodity and forward contracts and purchase and sale commitments of ($1,313) as of September 30, 2005 and a net realized loss on closed commodity contracts of ($342) for the three months ended September 30, 2005.

The Company had outstanding purchase and sale commitments from the trading segment arising in the normal course of business totaling $28,761 and $21,348 at September 30, 2005. The Company also had purchase and sale commitments related to open forward and futures contracts used in hedging its inventories totaling $1,394 and $33,000 at September 30, 2005.

The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal and contract or trade amount is recorded as part of the net loss on commodity contracts and amounted to an unrealized loss of $1,313 for the three months ended September 30, 2005.

(13)  Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at September 30, 2005 and June 30, 2005 are as follows:

                                                        September 30,   June 30,
                                                            2005         2005
                                                        ------------   ---------

Current assets and liabilities
      Allowance for doubtful accounts                    $   154       $    89
      Inventory valuation reserve                            957           945
      Inventory uniform capitalization                       852           734
      Unrealized net gain (losses) on futures                684          --
      Lower of cost or market inventory adjustment        (1,016)         --
      Foreign tax credit carryforward                        895          --
      Charitable contribution carryforward                 1,346         1,524
                                                         -------       -------

Net current deferred tax asset                           $ 3,872       $ 3,292
                                                         =======       =======

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


Non-current assets and liabilities
      Goodwill and intangible amortization and impairment   $ 1,311     $ 1,401
      Depreciation                                               84          65
      Net state operating and capital loss carry-forwards     1,706       1,668
      Charitable contribution carryforward                    4,571       4,571
      Investments in equity-method investees                    210         204
      Investments in marketable securities                       81          67
                                                            -------     -------
                                                              7,963       7,976

Valuation allowance, provision for income taxes              (4,130)     (4,314)
                                                            -------     -------

Net non-current deferred tax asset                          $ 3,833     $ 3,662
                                                            =======     =======

The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets. During the three months ended September 30, 2005, the Company continues to believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. However, the Company still believed uncertainty exists regarding the realizability of certain deferred tax assets, and accordingly established a valuation allowance, based on management's estimates, against these specific deferred tax assets.

During 2002, both the State of New Jersey and California passed tax legislation, which, among other things, requires the suspension of the use of state net operating loss carry-forwards "NOL's" for two years. As a result, there was no utilization of these state NOL's in the provision for state income taxes for the three months ended September 30, 2005. In order to compensate for the suspension of the state net operating losses, the period of availability has been extended by two years. During 2004, the State of New Jersey required that the utilization of net operating losses be limited to 50% of net income for fiscal year 2005 and thereafter.

The provision for income taxes for the three months ended September 30, 2005 and 2004 consist of the following:

                                               September 30,
                                             2005         2004
                                           --------     --------

Current tax expense                        $ 6,806       $ 3,248
Deferred tax expense                          (902)          685
Net change in valuation allowance             (184)            -
                                           -------       -------

                                           $ 5,720       $ 3,933
                                           =======       =======

The above is further comprised of the following:

Current tax expense
    Federal                                $   635       $ 2,257
    State                                      199           448
    Foreign                                  5,972           543
                                           -------       -------

                                           $ 6,806       $ 3,248
                                           =======       =======

Deferred tax expense - net of change in valuation allowance

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


    Federal                          $ (1,064)     $ 520
    State                                 (22)       165
                                     --------      -----

                                     $ (1,086)     $ 685
                                     ========      =====

The Company has remaining available net operating loss carry forwards for state tax purposes of approximately $2,200 expiring at various times beginning in the fiscal years ending 2008 through 2012.

The Company did provide for United States income taxes and foreign withholding taxes on a distribution of $9 million from its Spanish subsidiary. The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of $19.6 of undistributed earnings from foreign entities. Should the Company repatriate the undistributed foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. Since the tax related to the $9 dividend is substantially reduced by a foreign tax credit, the net tax effect is minimal.

(14)  Earnings per common and common equivalent share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                        Three months ended
                                                          September 30,
                                                       2005           2004
                                                     --------        --------
               BASIC EARNINGS PER SHARE:

Numerator:
Earnings available to common stockholders            $ 9,326         $ 5,134

Denominator:
Weighted average common shares outstanding            27,695          27,359
                                                     -------         -------

Net earnings per share - Basic                       $  0.34         $  0.19
                                                     =======         =======

               DILUTED EARNINGS PER SHARE:

Numerator:
Earnings available to common stockholders            $ 9,326         $ 5,134

Denominator:
Weighted average common shares outstanding            27,695          27,359

Effect of dilutive securities - stock options          1,095           1,408
                                                     -------         -------

Weighted average common shares  - assuming dilution   28,790          28,767
                                                     -------         -------

Net earnings per share - Diluted                     $  0.32         $  0.18
                                                     =======         =======

Common share equivalents consist of employee stock options using the treasury stock method. For the three months ended September 30, 2005 and 2004, 315,000 and 481,000 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company's common stock during the period, and therefore the effect is antidilutive.

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


(15)  Stock-Based Compensation

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

On July 1, 2005 (the first day of our 2006 fiscal year), the Company adopted SFAS 123(R). The provisions of SFAS 123(R) became effective the first annual reporting period beginning after June 15, 2005. We adopted SFAS 123(R) using a modified prospective application, as permitted under SFAS 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.

On January 10, 2005, prior to the adoption of SFAS 123(R), the Compensation Committee of the Company's Board of Directors approved the acceleration of the unvested portion of all options to purchase shares of the Company's Common Stock awarded under the Company's Stock Incentive Plan of 1997, as amended, having an exercise price greater than the closing price at December 31, 2004 of $12.40 per share. This acceleration was effective as of December 31, 2004 and relates to 312,500 options that were granted on June 30, 2004 to executive officers and directors of the Company. The new vest date applies to the unvested one-half of the shares in the original grants. The closing price of our common stock on December 31, 2004 was $12.37

The acceleration of vesting of the out-of the-money options was undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options upon the implementation of SFAS 123(R). The future expense that was eliminated is approximately $2.0 million based on the fair value calculations using the Black Scholes methodology.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock based awards granted was recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the three months ended September 30, 2004:

Net income as reported                                             $ 5,134

Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects                                    (368)
                                                                   -------

Pro forma net income                                               $ 4,766
                                                                   =======

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


Net income per share:
Basic earnings per share - as reported                             $  0.19
                                                                   =======
Basic earnings per share - proforma                                $  0.17
                                                                   =======

Net income per share:
Diluted earnings per share - as reported                           $  0.18
                                                                   =======
Diluted earnings per share - proforma                              $  0.17
                                                                   =======

Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we recorded stock based compensation expense for the cost of stock options. Stock based compensation expense for the three months ended September 30, 2005 was $560.

(16)  Segment Reporting

The Company's continuing operations are organized under two business segments-collectibles and trading.

The table below presents revenues for the Company's operating segments, as well as a reconciliation of segment revenues to total revenues from operations for the three months ended September 30, 2005 and 2004:

                                  Three Months Ended
                                     September 30,
                                  2005          2004
                               ---------     --------
Collectibles                   $  64,694     $ 48,090

Trading -  (PMI)                 494,302            -
                               ---------     --------

Total segment revenues         $ 558,996     $ 48,090
                               =========     ========

The table below presents income before taxes for the Company's operating segments, as well as a reconciliation of segment Income Before Taxes to Income from Continuing Operations Before Taxes for the three months ended September 30, 2005 and 2004:

                                   Three Months Ended
                                     September 30,
                                  2005           2004
                                --------       -------

Collectibles                    $ 14,978       $ 9,067

Trading - (PMI)                       68             -
                                --------       -------

Segment income before taxes     $ 15,046       $ 9,067
                                ========       =======

The table below presents assets for the Company's operating segments, as well as a reconciliation of segment assets to consolidated assets as of September 30, 2005 and June 30, 2005

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


                                September 30,   June 30,
                                   2005           2005
                                ----------     ----------

Collectibles                   $   144,036    $  158,450

Trading - PMI                       74,201             -
                                ----------    ----------

Total segment assets           $   218,237    $  158,450
                               ===========    ==========

(17)  Other Major Customers (Excluding Afinsa)

In its collectible segment, the Company had no other major customers for the three months ended September 30, 2005 and 2004, respectively.

In its trading segment, the Company had one customer that made up 44% of revenues for that segment.

Major customers (other than Afinsa) are those that accounted for more than 10% of sales.

(18)  Commitment and Contingencies

Leases
------

The Company leases office facilities under a sub lease arrangement. The lease requires the payment of the related property taxes, insurance, maintenance and other costs for the leased property. Under the sublease arrangement, rent expense allocated to the Company for the three months ended September 30, 2005 was $27.

Pursuant to the terms of the sale described in footnote 2, the company is leasing its premises from the former ultimate parent for approximately $10 per month. The Company can exit the premises at any time with 3 months.

 Employment Contracts
 --------------------

Escala is a party to an employment agreement with Mr. Jose Miguel Herrero (the "Herrero Employment Agreement") which provides for his services as President and Chief Executive Officer. The Herrero Employment Agreement has a term ending June 30, 2008. The agreement provides for an initial base salary of $500,000, with annual increases in each year of the term based on the percentage increase, if any, in the Consumer Price Index for the relevant fiscal year. Mr. Herrero will also receive a signing bonus of $690,000 (payable $200,000 immediately; $245,000 on June 30, 2006; and $245,000 on July 2, 2007 and provided in each case that Mr. Herrero is employed on the date of payment) and be eligible for a retention bonus to be determined in accordance with the terms of his agreement, which bonus will not be less than $300,000. Mr. Herrero will also be eligible to receive an annual performance bonus equal to the lesser of 1% of the Company's pre-tax income or $400,000, subject to adjustment based on stock price performance, and a long-term incentive award payable in Escala stock and calculated based on the appreciation in the price of the Company's stock from July 1, 2005 to June 30, 2008, in each case pursuant to the terms of an incentive compensation program as described more fully below.

The agreement provides for Escala to reimburse Mr. Herrero for various expenses, including relocation and housing expenses, tuition expenses and car expenses.

In the event of termination for cause or without good reason, Mr. Herrero will be entitled to receive any accrued and unpaid salary, accrued vacation, any performance bonus not yet paid for any fiscal year ending prior to the termination date, and expense reimbursement ("accrued benefits"). In the event of termination with good reason (which includes a change of control) or without cause, Mr. Herrero will be entitled to receive accrued benefits, a lump-sum payment equal to 12 months' base salary, and a portion of the retention bonus, performance bonus and long-term incentive award as calculated under the terms of the Herrero Employment Agreement.

                               Escala Group, Inc.
                     (formerly Greg Manning Auctions, Inc.)
              Notes to Condensed Consolidated Financial Statements
            ($ in Thousands Except for Per Share Amounts or as noted)


Under the agreement, Mr. Herrero cannot compete with the Company or solicit its employees during the term of employment. In addition, if Mr. Herrero's employment terminates, other than due to expiration of the agreement, the noncompetition and nonsolicitation restrictions continue through the later of 12 months after the termination of employment or the date upon which all severance payments cease.

(19)  Geographic Information

Geographic net sales based on customer location were as follows:

                       Three Months ended
                         September 30,
                       2005         2004
                    -----------------------

United States       $  515,967     $ 25,006

Asia Pacific             1,155            -

Europe                  41,874       23,084
                    -----------------------
                    $  558,996     $ 48,090
                    =======================

Net property, plant and equipment by geographic area was as follows:

                    September 30,   June 30,
                        2005          2005
                    ------------    --------

United States         $ 2,303       $ 2,369

Spain                     693           894

Other Europe              274            32
                      -------       -------
                      $ 3,270       $ 3,295
                      =======       =======

(20)  Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

                                       Three Months ended
                                         September 30,
                                        2005        2004
                                     ---------------------

Interest paid                          $  339      $ 256

Income taxes paid                       2,556        980

(21)  Subsequent Events

On October 14, 2005, the Company acquired the outstanding shares of Greg Martin Auctions, a specialty auction house based in San Francisco that features antique arms, armor, militaria and historical memorabilia with a focus on Western and Native American artifacts. The purchase price was approximately $3.5 million, payable in cash and notes.

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

Results of Operations (Amounts in thousands except as noted or per share information)

General

The Company's continuing operations are organized under two business segments - collectibles and trading.


                                           For the Three Months Ended September 30,
                                       ----------------------------------------------------
                                            (In Thousands, except for percentages)

                                                                           Percentages
                                         2005             2004           2005        2004
                                       --------         --------        ------      ------

Aggregate Sales                        $576,658         $ 65,242          100%        100%
                                       ========         ========        =====       =====

    By Source:
      Trading                          $494,302         $     --           86%          0%
      Auction                            27,456           22,839            5%         35%
      Merchant/Dealer
        Sales of Inventory               14,765           20,785            2%         32%
        Related Party                    40,135           21,618            7%         33%
                                       --------         --------        -----       -----
                                       $576,658         $ 65,242          100%        100%
                                       ========         ========        =====       =====

    By Collectible Type:
        Precious Metals                $494,302         $     --           86%          0%
        Philatelics                      53,930           31,050            9%         48%
        Numismatics                      26,979           34,192            5%         52%
        Sports Collectibles               1,311               --            0%          0%
        Art                                  --               --            0%          0%
        Other Collectibles                  136               --            0%          0%
                                       --------         --------        -----       -----
                                       $576,658         $ 65,242          100%        100%
                                       ========         ========        =====       =====

The Company's aggregate sales are generated by the sale of property at auction, by private treaty and by sale of the Company's inventory, including sales under the exclusive supply contracts between the Company and Afinsa Bienes Tangibles, S.A. ("Afinsa"), dated August 1, 2003, as amended. Afinsa and its wholly owned subsidiary Auctentia, S.L. ("Auctentia"), collectively beneficially own approximately 68% of the Company's common stock.

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

The Company's operating expenses consist of general and administrative expenses, salaries, marketing and depreciation expenses for the three months ended September 30, 2005 and September 30, 2004. General and administrative expenses are incurred to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Sales of inventory to Afinsa (a related party) under the exclusive supply contracts represented a significant portion of the Company's aggregate sales, revenue and gross profit for the three months ended September 30, 2005. There is no assurance that such sales, revenues and gross profit will continue at this level (see "Issues and Uncertainties", below).

Sales of philatelic material to Afinsa under the contracts are made via the fulfillment of purchase orders from Afinsa. The Company generally purchases, inspects, and processes the philatelic materials in a format specified by Afinsa. The prices for material sold by the Company to Afinsa under the contracts are based on Afinsa's "bid" prices, which are determined with reference to prices for such material in the market including those contained in catalogs that are used throughout the industry. In certain cases the Company obtains independent appraisals of such catalog prices. Although the actual percentage of catalog value varies based on the type of material involved and related supply and demand factors, the Company believes that in any given case, the percentage is substantially equivalent to what would be charged by a clearly independent party. In addition to receiving the purchase price for the material sold, the Company receives a 10% sourcing fee from Afinsa on all material sold for the consolidation and processing of the stamps. The Company believes that the delivery and payment terms with Afinsa do not differ materially from those that would be negotiated with other major customers in the industry. All transactions with Afinsa are "related party" transactions under applicable Nasdaq listing standards.

Three months ended September 30, 2005 compared with the three months ended September 30, 2004


Revenues                               Three Months Ended September 30, 2005      Three Months Ended September 30, 2004
                                    ------------------------------------------  ---------------------------------------------
                                                           Cost of                         Cost of
                                                            Goods     Gross      Gross      Goods       Gross        Gross
                                    Revenues     Sold       Profit    Profit %  Revenues     Sold       Profit       Profit %
                                    ------------------------------------------  ---------------------------------------------
Sales of inventory                  $ 20,355   $ 17,652    $  2,703    13.3%   $ 22,970    $ 20,788    $  2,182        9.5%
Sales of inventory- related party     40,135     20,824      19,311    48.1%     21,618      10,140      11,478       53.1%
Auction Commissions                    4,204         --       4,204   100.0%      3,502          --       3,502      100.0%
                                    ----------------------------------------   --------------------------------------------
      Collectibles Revenues           64,694     38,476      26,218    40.5%     48,090      30,928      17,162       35.7%
                                    ----------------------------------------   --------------------------------------------
      Trading Revenues               494,302    493,097       1,205     0.2%         --          --          --        0.0%
                                    ----------------------------------------   --------------------------------------------
                                    $558,996   $531,573    $ 27,423     4.9%   $ 48,090    $ 30,928    $ 17,162       35.7%
                                    ----------------------------------------   --------------------------------------------

The above chart details the revenues and gross profit by the two segments, collectibles and trading. As the trading segment is new to the Company in the current quarter, the discussion to follow will primarily focus on the collectibles market.

The Company recorded an increase in total revenues in the collectibles market of approximately $16,604 (34%), to approximately $64,694 for the three months ended September 30, 2005 from approximately $48,090 for the three months ended September 30, 2004.

Sales of Inventory - Related Party of $40,340 for the three months ended September 30, 2005 was an increase of $18,722 (87%) from the $21,618 recorded for the three months ended September 30, 2004. The increase was attributable to higher demand under our exclusive supply contract with Afinsa. The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

For the three months ended September 30, 2005 and 2004, the total revenue in the collectibles market of approximately $64,694 and $48,090, respectively. Of these collectible segment totals, $60,490 and $44,588, respectively were from sales of owned inventory and approximately $4,204 and $3,502, respectively were from commissions resulting from sales of consigned materials.

The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

PMI, which conducts its business in the trading segment, was acquired on July 15, 2005; therefore the first quarter contains eleven weeks of trading revenues. Trade revenues for the eleven weeks ended September 30, 2005 were approximately $494,302. Trade revenues for the period July 1 through July 14, 2005 approximated $111,457. The September quarter includes the summer months, which is typically the weakest quarter in the trading segment.

Gross Profit:

Gross profit in the collectibles market increased approximately $9,056 (53%), to approximately $26,218 for the three months ended September 30, 2005 from approximately $17,162 for the three months ended September 30, 2004. The overall gross profit percentage increased from 35.7% for the three months ended September 30, 2004 to 40.5% for the three months ended September 30, 2005. The increase in gross profit percentage was due to an increase in gross profit percentage in sales of inventory from 9.5% for the three months ended September 30, 2004 to 13.3% for the three months ended September 30, 2005. The increase of auction commissions of approximately $702 to $4,204 for the three month ended September 30, 2005 from $3,502 for the three months ended September 30, 2004 also contributed to the overall increase in gross profit percentage because the gross profit percentage on auction commissions is 100%. Gross profit percentage from sales to related party decreased from 53.1% to 48.1% for the three months ended September 30, 2005.

The gross profit percentage for sales to Afinsa (a related party) and others will vary depending on market demand, market conditions and buying opportunities relative to each type of product being sold, as well as on the proportion of the revenue mix between sales of merchandise (where the gross profit will be less than 100%) and commissions earned (where there is no cost of goods sold and therefore where the gross profit percentage will be 100%.)

Gross profit percentage in the trading segment was approximately 0.2%. The gross margins in the trading business are dependant on the volatility of commodity prices and are generally less than 1%. Changes in gross margins in the future will based on the volatility of the price of metals, interest rates, and product mix.

Operating Expenses:


                                            Three Months Ended                    Three Months Ended
                                            September 30, 2005                    September 30, 2004
                                -------------------------------------    -------------------------------------
                                Collectibles     Trading       Total     Collectibles     Trading       Total
                                -------------------------------------    -------------------------------------
General & Administrative          $ 5,683        $   528      $ 6,211      $ 3,658        $  --        $ 3,658
Salaries and Wages                  4,331            386        4,717        3,316           --          3,316
Depreciation and Amortization         298            110          408          276           --            276
Marketing                             976              1          977          799           --            799
                                  -----------------------------------      -----------------------------------
                                  $11,288        $ 1,025      $12,313      $ 8,049        $  --        $ 8,049
                                  -----------------------------------      -----------------------------------

The above chart details the operating expenses for the quarters ended September 30, 2005 and 2004 by the two segments, collectibles and trading. As the trading segment is new to the Company in the current quarter, the discussion to follow will primarily focus on the collectibles market

The Company's operating expenses in the collectibles market increased approximately $3,239 (40%) during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

General and administrative expenses in the collectibles market increased approximately $2,025 (55%) from $3,658 for the three months ended September 30, 2004 to $5,683 for the three months ended September 30, 2005. Auction expenses are included in general and administrative expenses and decreased $160 from $954 for the three months ended September 30, 2004 to $794 for the three months ended September 30, 2005.

Exclusive of auction expenses, there was an increase in general and administrative of approximately $2,185 (81%). The increase in general and administrative was due primarily to increases in legal and accounting fees related to the final implementation of Sarbanes-Oxley requirements and expenses related to the Escala name change.

Salaries and wages increased approximately $1,015 (31%) for the three months ended September 30, 2005. The increase was due to a first quarter charge of $560 for stock based compensation as the Company implemented SFAS 123R effective July 1, 2005. The additional increase in salaries and wages was due to increases in executive compensation as a result of the negotiation of new employment contracts for key positions including the new president and CEO.

Marketing expenses in the collectibles market increased approximately $177 (22%), to $976 for the three months ended September 30, 2005 from $799 for the three months ended September 30, 2004. The increase in marketing expenses was due primarily to promotion expenses related to the Escala name change. The other major components of marketing expense are catalogs and auction advertising.

Depreciation and amortization in the collectibles market increased for the three months ended September 30, 2005 by approximately $22 (8%). The increase over prior quarter is due primarily to an increase of approximately $14 per quarter for the depreciation of the building in West Caldwell, which was purchased on December 22, 2004.

Increased costs in the collectibles market for the three months ended September 30, 2005 were offset by revenue and margin increases to increase total operating income in the collectibles segment by $5,817 to $14,930 for the three months ended September 30, 2005 from $9,113 for the three months ended September 30, 2004. Operating costs as a percentage of operating revenue remained consistent at 17% for the three months ended September 30, 2005 and September 30, 2004. As compared to aggregate sales in the collectibles segment, the operating costs were 14% for the three months ended September 30, 2005 an increase from 12% for the three months ended September 30, 2004.

Operating expenses for the trading segment totaled $1,025 for the eleven weeks ended September 30, 2005. Included in PMI's first quarter expenses were one-time signing bonuses and bank fees totaling approximately $115 and consulting fees of $32 that stem from a twelve month consulting agreement with a total value of $150. In addition, the company is amortizing a non-compete agreement related to the acquisition totaling $2,000 that will be amortized over four years. Amortization expense relating to this contract in the current quarter totaled $110.

Interest income and expense:

Total interest expense (net of interest income) for the three months ended September 30, 2005 decreased approximately $15 from the three months ended September 30, 2004, from an expense of approximately $26 to $11.

In the collectibles segment, interest expense (net of interest income) for the three months ended September 30, 2005 decreased approximately $127 from the three months ended September 30, 2004 from an expense of approximately $26 to and income of approximately $101. Interest income in the collectibles segment decreased by $53 for the three months ended September 30, 2005 over September 30, 2004. However, this decrease was offset by a decrease of interest expense in the collectibles segment of approximately $180. Interest expense decreased because of a reduction in debt since September 30, 2004. Specifically, since September 30, 2004, the Company has paid off a loan in the amount of $4,000 from a privately held capital fund, as well as, paid off a revolving credit agreement in the amount of $2,500 with Banco Santander Central Hispano, S.A.

For the eleven weeks ended September 30, 2005, the trading segment recorded interest income of approximately $151 and interest expense of approximately $263.

Provision for Income Taxes:

The Company's effective tax rates for the three months ended September 30, 2005 and September 30, 2004 were approximately 38% and 43%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. The decrease in the effective tax rate is due primarily from an increase incomes in Spain (were the effective tax rates are 35%). Therefore, the provision for foreign taxes increased $5,429 from $543 for the three months ended September 30, 2004 to $5,972 for the three months ended September 30, 2005.

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

The Company's provision for income taxes is attributable to the collectibles segment.

Net Income:

The Company's increase in gross profit of approximately $10,261 for the three months ended September 30, 2005 coupled with an increase in operating expenses of $4,264 resulting in a net gain of $5,997 in operating income and net of taxes resulted in an increase in net income of $4,192.

Liquidity and Capital Resources

At September 30, 2005, the Company's working capital position was approximately $90,607, compared to approximately $94,577 as of June 30, 2005. The net decrease of approximately $3,970 in working capital was largely due to an increase in inventory and trading accounts receivable of $51,868 and $13,121, respectively offset by increases in short-term lines of credit of $24,990, increases in the liability on borrowed metals of $15,923 and increases in accounts payable of $9,572. All of these increases were primarily the result of the PMI acquisition as of July 15, 2005.

The Company used cash for investing activities for the three months ended September 30, 2005 of approximately $21,540. This was primarily PMI acquisition as of July 15, 2005.

The Company's cash from financing activities decreased approximately $3,438 for the three months ended September 30, 2005, primarily the result of net pay downs in notes payable.

The Company believes that the current cash position will provide the Company with the necessary funds to meet our operating and capital expenditure needs for the next twelve months.

Contractual Obligations.
------------------------

Our contractual obligations related to non-cancelable operating and capital leases at September 30, 2005 were as follows:


                                                   Payment due by period
                                ------------------------------------------------------------
                                           Less than      1 to 3        3 to 5     More than
                                Total       1 year        years          years      5 years
                                ------------------------------------------------------------

Lines of Credit                $24,990      $24,990       $   --       $   --      $   --
Liability on Borrowed Metals    15,923       15,923           --           --          --

Notes Payable                    5,000           --        5,000           --          --

Mortgage                         1,247           88          175          984          --
Capital Lease and Other
Debt Obligations                    67           67         --           --            --
Operating Lease Obligations     11,371        1,410        2,437        1,842       5,682
                               -----------------------------------------------------------

Total                          $58,598      $42,478       $7,612       $2,826      $5,682
                               -----------------------------------------------------------

Critical Accounting Policies
----------------------------

The critical accounting policies are described on pages 19 through 21 of the financial section of its 2004 annual report. In the circumstances of the Company's, management believes its "critical accounting policies" are those which encompass the use of estimates (because of inherent subjectivity), revenue recognition, allowance for doubtful accounts and sales returns, inventory valuation and classification and deferred tax valuation allowance.

Issues and Uncertainties

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain "forward-looking" information within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company's actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

      o Although the Company's results of operations for the year ended June 30, 2005 and the quarter ended September 30, 2005 reflect a material improvement over the results of prior periods, a significant portion of the Company's aggregate sales, revenue and gross profit for such periods was attributable to sales to Afinsa (a related party). There is no assurance that such sales, revenues and gross profit will continue at these levels. A decrease in the level of sales to Afinsa, or the termination of the supply agreements with Afinsa could have a material adverse effect on the Company. There is no minimum level of sales provided for under the supply agreements with Afinsa, and the agreements may be terminated upon six month's notice by either party.

      o Our recent acquisitions of companies, in particular those which operate outside the United States, have provided us with challenges in implementing the required processes and procedures in those operations. We, therefore, have devoted substantial time and have incurred and will continue to incur substantial costs to ensure ongoing compliance.

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

      o PMI's precious metals inventories are subject to market value changes created by changes in the underlying commodity markets. In addition, open purchase and sale commitments are subject to changes in value between the time the purchase or sale is fixed and the time metal is delivered. PMI seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. PMI's policy is to remain substantially hedged as to its inventory position and as to its purchase and sale commitments, and PMI's management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with PMI's business activities.

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

            Furthermore, the popularity of collectibles could decline. This could affect the market value of inventory that the Company currently holds, including the inventory acquired under the inventory purchase agreement, or inventory it or its subsidiaries may acquire in the future.

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

      o Auctentia and Afinsa currently beneficially own approximately 68% of the issued and outstanding shares of the Company's common stock. This represents a substantial dilution in the current voting power of non-Auctentia related stockholders of the Company. As a result, Auctentia and its affiliates are able to elect the entire board of directors of the Company. Auctentia and its affiliates also may be able to approve other actions as a stockholder without obtaining the votes of other stockholders of the Company or impede transactions that may be desirable for other stockholders. In addition, this concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for the Company's common stock.

      o The Company and Auctentia have signed a registration rights agreement pursuant to which Auctentia may request that 18,435,886 shares of the Company's common stock beneficially owned by it be registered by the Company at the Company's expense. All such registerable Company common stock owned by Auctentia will be freely tradable immediately after any registration.

      o The Company has acquired 13 businesses within the last two years, including eight in Europe and one in Hong Kong. Integration of these operations have presented and will continue to present challenges to management, including with respect to the integration of the operations, product lines, technologies and personnel of the Company and its subsidiaries. These acquisitions also pose special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. In addition, there can be no assurance that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies, or result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of Escala and the European subsidiaries are also complicated by the necessity of coordinating geographically separated organizations.

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

Interest Rate Risks

Interest rates on the Company's credit facilities are market-based. (See Notes 9&10 to Notes to Consolidated Financial Statements.) Accordingly, the Company is exposed to certain interest rate risks caused by fluctuations in interest rates. If, for example, the LIBOR and the "prime" rates were to increase by 1% for any given year, our interest expense would increase by approximately $600,000 for the period (assuming that all amounts available under such credit facilities - that is, $ 60,000,000 - are drawn down.) There can be no assurance that interest rates will not increase over the next fiscal year. However, because we do not believe that our exposure to interest rate risk is significant, we have not undertaken specific steps to reduce or eliminate this risk.

Foreign Currency Risks

Business transactions originating from our United States and Asian operations are denominated in U.S. dollars. Transactions from our European operations, which in fiscal 2005 accounted for approximately 6% of total net revenues, are denominated in Euros.

The average Euro to dollar exchange rate during the first quarter of fiscal 2006 was $1.22 U.S. dollar to $1.00 Euro. As a result of this exchange rate, the company enjoyed a favorable exchange rate advantage equal to $1.5 million in fiscal 2005. A 5% change in the Euro to dollar exchange rate would have had a effect on the company's net profits in fiscal 2005 of $350,000.

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

In the first quarter of fiscal 2006, the Company and its majority shareholder Afinsa acquired all of the issued and outstanding capital stock of PMI. PMI is a metals trading company engaged primarily in the wholesale purchase and sale of precious metals, including gold, silver, platinum and palladium. PMI's precious metals inventories are subject to market value changes created by changes in the underlying commodity markets, and open purchase and sale commitments are subject to changes in value between the time the purchase or sale is fixed and the time metal is delivered. PMI seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. PMI's policy is to remain substantially hedged as to its inventory position and as to its purchase and sale commitments, and PMI's management monitors its hedged exposure daily.

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

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended September 30, 2005.

We are currently continuing our compliance effort for Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved information technology system controls. For all internal control issues identified, we believe we have adequate compensating controls in place, such as reviews and reconciliations, to mitigate the risk to our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer's conclusion stated above, that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2005 was based, in part, upon our evaluation of the control issues identified, including the presence of adequate compensating controls.

ESCALA GROUP, INC.

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

            None

Item 5. Other Information.

            None

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            10.23 Compensation Policy for Outside Directors and Certain
                  Executive Officers*

            31.1 Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *

            31.2 Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *

            32.1  Section 1350 Certification of Chief Executive Officer *

            32.2  Section 1350 Certification of Chief Financial Officer *

            (b) Reports on Form 8-K

                  (1) Report on Form 8-K dated July 15, 2005, relating to the acquisition of all of the issued and outstanding stock of PMI Precious Metals, Inc.

                  (2) Report on Form 8-K dated August 16, 2005, relating to a Restated Second Amendment to Loan Agreement between the Company and PNC Bank, N.A.

                  (3) Report on Form 8-K/A filed on September 30, 2005, amending the 8-K dated July 15, 2005 to include the financial statements required by Items 9.01(a) and 9.01(b) of Form 8-K and to include exhibits under Item 9.01(c) of Form 8-K.


*  Filed herewith

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized


                                    ESCALA GROUP, INC.


Dated:  November 8,  2005
                                   /s/ Jose Miguel Herrero
                                   --------------------------------------
                                   Jose Miguel Herrero
                                   President and Chief Executive Officer


                                    /s/ Larry Crawford
                                   --------------------------------------
                                    Larry Crawford
                                    Chief Financial Officer