Form 10-Q
period 2005-12-31
ESCALA GROUP INC
filed 2006-02-09
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to ________

Commission file number 1-11988

ESCALA GROUP, INC.
(Exact name of Registrant as specified in its Charter)

GREG MANNING AUCTIONS, INC.
(Former Name if Applicable)

Delaware                                               22-2365834
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                             Identification No.)

623 Fifth Avenue, 27th Floor
New York, New York                                                            10017
(Address of principal executive offices)                             Zip Code)

Registrant’s telephone number, including area code: (212) 421-9400

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

Yes    X    No____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 176-2 of the Exchange Act)

Yes___     No   X

As of February 7, 2006, Issuer had 28,016,160 shares of its Common Stock outstanding.

ESCALA GROUP, INC.
(formerly Greg Manning Auctions, Inc.)

Table of Contents

                                                            Page Number

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at
December 31, 2005 and June 30, 2005                                    3

Condensed Consolidated Statements of Earnings for three and
six months ended December 31, 2005 and 2004                              4

Condensed Consolidated Statement of Stockholders’ Equity for the
six months ended December 31, 2005                                   5

Condensed Consolidated Statements of Cash Flows for the
six months ended December 31, 2005 and 2004                              6

Condensed Consolidated Statements of Comprehensive Income
for the six months ended December 31, 2005 and 2004                             7

Notes to Condensed Consolidated Financial Statements                        8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations                                           29

Item 3. Quantitative and Qualitative Disclosures About Market Risk                         41

Item 4. Controls and Procedures                                            42

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                              43

Item 2. Changes in Securities                                            43

Item 3. Defaults Upon Senior Securities                                     43

Item 4. Submission of Matters to a Vote of Security Holders                           43

Item 5. Other Information                                               43

Item 6. Exhibits and Reports on Form 8-K                                      43

Signatures                                                       44

PART I. FINANCIAL INFORMATION

ESCALA GROUP, INC.
(Formerly Greg Manning Auctins, Inc.)
Condensed Consolidated Balance Sheets
(amounts in thousands except per share data)

	December 31,	June 30,
	2005	2005
Assets	(unaudited)	(Audited)
Current Assets
Cash and Cash Equivalents	$36,414	$54,250
Accounts Receivable, Net;
Auctions and Trade	26,251	17,497
Related Party	20,164	8,781
Advances to Consignors	5,452	4,370
Inventory	94,507	41,830
Deferred Tax Asset	3,891	3,292
Prepaid Expenses and Other	2,166	2,487
Total Current Assets	188,845	132,507

Property and Equipment, Net	4,667	3,295
Goodwill, Net	25,255	9,427
Other Purchased Intangibles, Net	4,718	1,937
Marketable Securities	107	118
Other Non-Current Assets
Loans Receivable Related Party, Net	400	400
Inventory	5,547	6,166
Deferred Tax Asset	3,543	3,662
Other	497	938
Total Assets	$233,579	$158,450

Liabilities and Stockholders' Equity
Current Liabilities
Lines of Credit	$26,415	$-
Liability on Borrowed Metals	3,678	-
Notes Payable and Capital Leases	1,152	667
Payable to Third Party Consignors	3,279	12,458
Accounts Payable	42,156	14,011
Accrued Expenses and Other Current Liabilities	3,198	2,654
Income Taxes Payable	7,973	8,140
Total Current Liabilities	87,851	37,930
Notes Payable and Capital Leases - Long Term	10,145	9,181
Total Liabilities	97,996	47,111

Commitments and Contingencies	-	-

Minority Interest- Related Party	4,698	-

Stockholders’ Equity
Preferred Stock, $.01 par value. Authorized
10,000 shares; none issued	-	-
Common Stock, $.01 par value.
Authorized: 40,000 shares
Issued June 30, 2005 – 27,677 shares, Outstanding – 27,677 shares	279	276
Issued December 31, 2005 – 27,975 shares, Outstanding – 27,975 shares
Additional paid in capital	71,954	70,245
Accumulated Other Comprehensive Income	219	1,813
Retained Earnings	58,433	39,005
Total Stockholders' Equity	130,885	111,339
Total Liabilities and Stockholders' Equity	$233,579	$158,450

See accompany notes to financial statements

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Condensed Consolidated Statement of Earnings
For the three and six months ended December 31,
(amounts in thousands except per share data)
(Unaudited)

	Three Months ended		Six Months ended
	December 31,		December 31,

	2005	2004	2005	2004
Operating revenues
Sales- trading	$806,237	$-	$1,300,539	$-
Sales of inventory	21,298	28,012	41,653	50,982
Sales of inventory - related party	45,580	27,499	85,715	49,117
Commissions earned	3,936	3,429	8,140	6,931
Total revenues	877,051	58,940	1,436,047	107,030

Cost of merchandise sold
Cost of sales - trading	804,356	-	1,297,453	-
Cost of merchandise sold	18,920	26,639	36,572	47,427
Cost of merchandise sold- related party	26,445	12,860	47,269	23,000
Gross profit	27,330	19,441	54,753	36,603

Operating expenses
General and administrative	5,739	2,439	11,950	6,097
Salaries and wages	4,178	3,152	8,895	6,468
Depreciation and amortization	556	281	964	557
Marketing	862	917	1,839	1,716
Total operating expenses	11,335	6,789	23,648	14,838
Operating income	15,995	12,652	31,105	21,765

Other income (expense)
Interest income	570	132	898	394
Interest expense	(459)	(237)	(798)	(524)
Other	(4)	(111)	(41)	(132)
Earnings before income taxes	16,102	12,436	31,164	21,503
Provision for income taxes	5,921	4,781	11,641	8,714
Minority interest- related party	79	-	95	-

Net income	$10,102	$7,655	$19,428	$12,789

Basic earnings per share:
Weighted average shares outstanding	27,778	27,389	27,736	27,363
Basic earnings per share	$0.36	$0.28	$0.70	$0.47

Diluted earnings per share:
Weighted average shares outstanding	28,963	28,760	28,877	28,695
Diluted earnings per share	$0.35	$0.27	$0.67	$0.45

See accompany notes to financial statements

ESCALA GROUP, INC.
Condensed Consolidated Statement of Stockholder's Equity
(Formerly Greg Manning Auctions, Inc.)
July 1, 2005 to December 31, 2005
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid- In	Comprehensive	Retained	Shareholders'
	Shares	$	Capital	Income (Loss)	Earnings	Equity

Balance, July 1, 2005	27,677	$276	$70,245	$1,813	$39,005	$111,339

Exercise of stock options	298	3	984			987

Translation adjustment				(1,583)		(1,583)

Stock based compensation			725			725

Unrealized loss from marketable securities				(11)		(11)

Net Income- December 31, 2005					19,428	19,428

Balance, December 31, 2005	27,975	$279	$71,954	$219	$58,433	$130,885

See accompany notes to financial statements

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended December 31,
(amounts in thousands except per share data)
(Unaudited)

	2005	2004
Cash flows from operating activities:
Net Income	$19,428	$12,789
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	964	557
Options issued for services - related party	-	65
Stock based compensation	725	-
Deferred tax (benefit) provision	(815)	1,425
Minority interest- related party	95	-
(Increase) decrease in assets: (net of acquisition amounts)
Accounts receivable - Trade	1,661	(1,664)
Accounts receivable - Related Party	(11,383)	19,679
Advances to consignors	(710)	(7,624)
Inventory	(3,161)	(6,047)
Prepaid expenses and deposits	808	(546)
Other assets	441	(1,374)
Increase (decrease) in liabilities: (net of acquisition amounts)
Payable to third-party consignors	(9,241)	(3,965)
Accounts payable	21,749	3,513
Accrued expenses and other liabilities	(632)	(412)
Advances payable - related party	-	(3,467)
Income taxes payable	(167)	2,355
	19,762	15,284
Cash flows used in investing activities:
Capital expenditures for property and equipment	(1,723)	(1,944)
Purchase of intangible assets	-	(450)
Acquisition of Greg Martin Auctions, net of assets acquired	(3,512)	-
Acquistion of A-Mark, net of assets acquired	(14,981)	-
Acquisition of Corinphilia	(1,873)	-
	(22,089)	(2,394)
Cash flows used in financing activities:
Net repayment of notes payable	1,449	(2,500)
Repayment of line of credit	(3,697)	2,227
Liability on borrowed metals, net	(12,665)	-
Proceeds from exercise of options	987	88
	(13,926)	(185)

Effect of exchange rates	(1,583)	2,821

Net change in cash and cash equivalents	(17,836)	15,526
Cash and cash equivalents:
Beginning of period	54,250	16,263
End of period	$36,414	$31,789

See accompany notes to financial statements

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Condensed Consolidated Statement of Comprehensive Income
For the Six Months Ended December 31,
(amounts in thousands except per share data)
(Unaudited)

	2005	2004
Net Income	$19,428	$12,789

Other Comprehensive Income	(11)	105
Unrealized gain (loss) on securities, net of tax	(1,583)	3,158
Currency translation adjustment, net of tax	$17,834	$16,052

See accompany notes to financial statements

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

(1)	Description of Business

Description of Business

Escala Group, Inc., formerly known as Greg Manning Auctions, Inc. (together with its subsidiaries, “Escala” or the “Company”), is a global integrated network of companies in the collectibles market with operations in North America, Europe and Asia as well as on the Internet. The Company operates through these sales platforms: auctions, merchant/dealer operations and trading, and in two segments, collectibles and trading.

The Company’s collectibles subsidiaries are as follows: Ivy and Manning (formerly Mader) Philatelic Auctions, Greg Manning Galleries, Greg Martin Auctions, Greg Manning Nutmeg Auctions (d/b/a Nutmeg Stamp Sales), Teletrade, Spectrum Numismatics International, North American Certified Trading, Kensington Associates, Superior Sports Auctions, Bowers and Merena Auctions, Kingswood Coin Auctions, Corinphila Auktionen, Heinrich Kohler Berliner Briefmarken-Auktionen, Heinrich Kohler Auktionshaus, Heinrich Kohler Briefmarkenhandel, Heinrich Kohler Verwaltungs, Auctentia Deutschland, Auctentia Subastas and Central de Compras Coleccionables, S.L (CdC).

On July 15, 2005, the Company and Auctentia, S.L. (“Auctentia”), a subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), acquired all of the issued and outstanding capital stock of A-Mark Precious Metals, Inc. (“PMI”), a metals trading company engaged primarily in the wholesale purchase and sale of gold, silver, platinum, and palladium. The Company’s trading operations are conducted through PMI.

As a result of this acquisition, the Company now operates in "two segments-collectibles and trading".

At December 31, 2005 and 2004, Afinsa and Auctentia collectively beneficially owned approximately 67% and 69%, respectively, of the Company’s outstanding common stock.

The Company is a party to separate supply agreements with Afinsa, dated August 1, 2003, as amended, pursuant to which the Company and CdC act as exclusive suppliers of collectibles - primarily stamps and coins - for Afinsa on a worldwide basis, with Greg Manning Auctions, a division of Escala, acting in the United States and Hong Kong, and CdC acting in all other geographic locations. Afinsa is engaged, among other things, in commercial and trading activities involving tangible investment products throughout Europe. As amended, the supply agreements have a ten-year term, terminable by either party upon six months’ notice. In addition to paying the purchase price for the goods sold under the contracts, Afinsa pays to the Company an amount equal to 10% of the aggregate purchase price of all such goods sold. Transactions under the supply contracts are part of the Company’s merchant/dealer operations.

As a result of transactions under the supply agreements, for the six months ended December 31, 2005 and 2004, Afinsa was the Company’s significant customer in the collectibles segment, with revenues accounting for $85,715 or 63%, and $49,117 or 46%, of the collectibles revenues, respectively.

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

The accompanying condensed consolidated balance sheets as of December 31, 2005 and June 30, 2005 and related condensed consolidated statements of earnings, stockholders’ equity, cash flows and comprehensive income for the six months ended December 31, 2005 and 2004 have been prepared from the books and records maintained by the Company,

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company’s Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

(2)	Acquisitions

A-Mark Precious Metals, Inc and Subsidiaries

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

Tangible and intangible assets acquired:

Current assets	$60,329
Property and equipment	35
Goodwill	11,848
Other Intangible Assets- Non -compete	2,000

Total tangible and intangible assets acquired	74,212

Less current liabilities assumed	53,062

Total Purchase Price	$21,150

The aggregate purchase price was approximately $21,150 including acquisition costs of approximately $390. The purchase price allocation of assets purchased less liabilities assumed was $9,302 based upon management’s preliminary estimate of the fair value at the date of acquisition pending the final valuation of the fair value of assets using an independent valuation. In accordance with SFAS 141, Business Combinations, the excess of the purchase price over the net assets acquired was assigned to goodwill.

The following unaudited pro forma consolidated results of operations for the period assumes the acquisition of the subsidiaries had occurred as of July 1, 2004, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations had those companies been operated as part of the Company since July 1, 2004.

	(Unaudited)
	Six Months ended
	December 31,
	2005	2004

Total revenues	$1,547,504	$1,457,480
Net income	19,441	13,307

Basic earnings (loss) per share – Proforma	$0.70	$0.49
Diluted earnings (loss) per share – Proforma	$0.67	$0.46

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

Greg Martin

On October 14, 2005, the Company acquired the outstanding shares of Greg Martin Auctions, a specialty auction house based in San Francisco that features antique arms, armor, militaria and historical memorabilia with a focus on Western and Native American artifacts.

The aggregate purchase price was approximately $3.5 million payable in cash and notes. The purchase price allocation of assets purchased less liabilities assumed was $1,393 based upon management’s preliminary estimate of the fair value at the date of acquisition pending the final valuation of the fair value of assets using an independent valuation. In accordance with SFAS 141, Business Combinations, the excess of the purchase price over the net assets acquired was assigned to goodwill.

Tangible and intangible asset aquired:

Current assets	$1,061
Property and equipment	96
Goodwill	2,107
Other Intangible Assets- Customer lists	1,263

Total tangible and intangible assets acquired	4,527

Less current liabilities assumed	1,027

Total Purchase Price	$3,500

The results of this acquisition are not material.

(3)	Revenue Recognition

The Company accounts for revenue recognition in accordance with Staff Accounting Bulletin No. 101 and No. 104, (“SAB No.’s 101/104”), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements, and Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent” which provides guidance on the recognition of revenue gross as a principal versus net as an agent.

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

The Company does not provide any guarantee with respect to the authenticity of property offered for sale at auction. Each lot is sold as genuine and as described by the Company in the catalogue. When however, in the opinion of a competent authority mutually acceptable to the Company and the purchaser, a lot is declared otherwise, the purchase price will be refunded in full if the lot is returned to the Company within a specified period. In such event, the Company will return such lot to the consignor before a settlement payment has been made to such consignor for the lot in question. To date, returns have not been material. Large collections are generally sold on an “as is” basis.

(c)	Trading Operations:

The Company’s trading operations are conducted through PMI. The Company records sales of precious metals upon shipment and transfer of title. The Company records revenues from its metal assaying and melting services after the related services are completed.

(4)	Accounts Receivable

Receivables consist of the following:

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

	December 31, 2005	June 30, 2005

Collectibles:
Auction and trade	$12,907	$17,854
Trading:
Customer trade receivables	3,463	-
Wholesale trade advances	9,172	-
Due from brokers and other	1,282	-

	26,824	17,854
Allowance for doubtful accounts	(573)	(357)

	$26,251	$17,497

Receivables from sale of collectibles

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

Receivables from trading operations

Customer trade receivables from trading represent short-term, non-interest bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a security interest, or by a letter of credit issued on behalf of the customer. Advances on refined materials represent metals advanced to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. Wholesale trade advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints. The Company periodically extends short-term credit through the issuance of notes receivable to pre-approved customers at interest rates determined on a customer-by-customer basis. Due from brokers and other principally consists of amounts due from brokers related to commodity hedging transactions (see Note 8).

As of December 31, 2005 and June 30, 2005, the allowance for doubtful accounts included in auction and trading receivables was approximately $573 and $357, respectively.

(5)	Inventories

Inventories as of December 31, 2005 consisted of the following:

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

	Current	Non-current	Total
Precious Metals	$45,801	$-	$45,801
Stamps	35,456	5,547	41,003
Coins	12,103	-	12,103
Arts and Antiques	300	-	300
Sports Collectibles	847	-	847
	$94,507	$5,547	$100,054

Inventories as of June 30, 2005 consisted of the following:

	Current	Non-current	Total
Stamps	$26,686	$6,166	$32,852
Coins	13,859	-	13,859
Sports Collectibles	1,285	-	1,285
	$41,830	$6,166	$47,996

Inventories as of June 30, 2005 consisted of the following:

The above inventory amounts reflect net realizable (LCM) allowances of approximately $3,010 and $2,472 at December 31, 2005 and June 30, 2005, respectively. The non-current inventory represents an estimate of inventory for which there is a specific plan in place for their sale beyond one year after purchase. The classification as long-term is based on the expected period in which the Company expects to sell this inventory, if greater than a year from the balance sheet date. Once the selling period is identified, the non-current amounts are classified to current.

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

Inventories of precious metals principally include bullion and bullion coins and are stated at published market values. The unrealized gain resulting from the difference between market value and cost of physical inventories at December 31, 2005 totaled $3,804, and is included as reduction of the cost of product sold in the accompanying statement of income. Such gains are generally offset by the results of hedging transactions, which have been reflected as net loss (gain) on commodity contracts in the consolidated statements of income for six months ended December 31, 2005.

Inventories of precious metals include amounts borrowed from various suppliers under ongoing agreements (see Note 8), totaling $3,678 at December 31, 2005. The Company also hedges substantially all of its physical inventories through commodity hedge transactions (see Note 12).

The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers at December 31, 2005 totaled $3,300. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or insured under an all-risk insurance policy with the Company as the loss-payee.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

(6)	Intangible Assets

Goodwill

The changes in the carrying value of goodwill for the six months ended December 31, 2005 are as follows:

Balance- July 1, 2005	$9,427
Purchased Goodwill- A-Mark Precious Metals, Inc.	11,848
Purchased Goodwill- Corinphila Auktionen	1,873
Purchased Goodwill- Greg Martin Auctions	2,107

Balance - December 31, 2005	$25,255

Other Purchased Intangibles

At December 31, 2005 and June 30, 2005, acquired intangible assets were comprised of the following (in thousands):

December 31, 2005

	Estimated
	Useful Lives	Gross Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

Trademarks	5 - 16	$3,630	$(2,438)	$1,192
Customer Lists	3 - 5	3,245	(1,492)	1,753
Non-Compete Agreement	4	2,000	(227)	1,773
		$8,875	$(4,157)	$4,718

June 30, 2005

	Estimated
	Useful Lives	Gross Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

Trademarks	5 - 16	$3,630	$(2,343)	$1,287
Customer Lists	3 - 5	1,980	(1,330)	650
		$5,610	$(3,673)	$1,937

All of the Company's intangible assets are subject to amortization. Amortization expense for acquired intangible assets for the six months ended December 31, 2005 and 2004 were approximately $469 and $86, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

(In thousands):

For The Twelve Month Period Ended
December 31,
Amount
2006	$1,134
2007	1115
2008	1086
2009	665
2010	257
Thereafter	461
Total	$4,718

(7)	Marketable Securities

Investments in available for sale marketable securities as of December 31, 2005 and June 30, 2005 are as follows:

	Cost	Market Value	Unrealized Loss

Common Stock - December 31, 2005	$135	$107	$28

Common Stock - June 30, 2005	$135	$118	$17

The unrealized loss is classified as a separate component of stockholders’ equity, net of tax.

(8)	Related-party Transactions

At December 31, 2005 and 2004, Afinsa and Auctentia collectively beneficially owned approximately 67% and 69%, respectively, of the Company’s outstanding common stock. Carlos de Figueiredo, a director of Afinsa and the son of a 50% stockholder of Afinsa, is the First Vice Chairman of the Board of the Company and until January 2006, was a director of three of the Company’s European subsidiaries, including Central de Compras Coleccionables, S.L. (“CdC”). Antonio Martins da Cruz, a member of the Company’s Board of Directors, is International and Institutional Relations Manager of Afinsa.

Esteban Pérez, Chairman of the Board of Directors and an executive officer of the Company, was Chairman of the Board of Directors and Chief Executive Officer of Auctentia until December 2005. Ramón Egurbide, President of European Operations for the Company, was Managing Director of Auctentia until December 2005.

Escala and its wholly owned subsidiary, CdC are parties to separate agreements with Afinsa, each dated August 1, 2003, pursuant to which Escala and CdC have agreed to act as exclusive suppliers of collectibles for Afinsa, on a worldwide basis (See Note 1.)

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

At December 31, 2005 and June 30, 2005, the Company had outstanding accounts receivable balances from Afinsa of approximately $20,164 and $8,781, respectively, and such amounts are included in the accompanying Consolidated Balance Sheets as Accounts Receivable-related party. During the six months ended December 31, 2005 and 2004, sales to Afinsa were approximately $85,715 and $49,117, respectively, and are included in the accompanying Consolidated Statements of Operations as Sales of Inventory - Related Party.

During the six months ended December 31, 2005 and 2004, the Company also engaged in various transactions with entities affiliated with Greg Roberts, the President of our U.S. Coin Division.  For the six months ended December 31, 2005 and 2004, the Company paid to these entities for various goods and services the amounts of $93 and $30 respectively.

On October 1, 2004, CdC, a wholly-owned subsidiary of the company, entered into an agreement with Filatelia Soler, a Spanish company, to provide certain consulting and advisory services to CdC. The cost of these services is based on a per diem rate of €.750 (approximately $1). The estimated annual cost of the consulting agreement is $200. The services are provided primarily by an individual who is also a principal in a Spanish company, Filasyl, that provides philatelic materials to CdC. Purchases of philatelic material from Filasyl from July 1, 2005 through December 31, 2005 were $13,783, or approximately 26% of total philatelic purchases during this period. Purchases of philatelic material from October 1, 2004 through December 31, 2004, were $3,000 or approximately 16% of total philatelic purchases during this period

DooCollect, S.L., a subsidiary of Afinsa, acts as agent of CdC to sell material owned by CdC to third parties through various channels, including through the Internet. Sales through DooCollect in the six months ended December 31, 2005 and December 31, 2004 were $29 and $64, respectively.

CdC has sold and expects to continue to sell certain art inventory through an art gallery (known as Metta Gallery) operated by Mundimer, S.L. that is a subsidiary of Afinsa. Sales through the Metta Gallery in the six months ended December 31, 2005 and December 31, 2004 were $0 and $8 respectively.

CdC also sells art material through Finarte Casa D’aste España, S.A. (Finarte), a subsidiary of Afinsa, which operates as an auction house. Sales of art through Finarte in the six-month periods ended December 31, 2005 and 2004 were $0 and $35 respectively.

The Company granted options to certain employees of Afinsa for services. For the six months ended December 31, 2004 such amounts were recorded at fair value, which amounted to $0 and $130, respectively.

Through December 2005, the company leased office space from Afinsa in Madrid, Spain, of approximately 2,700 square feet at an annual rental of approximately $139. The lease terminated in December 2005.

On June 17, 2002, the Company entered into an amendment to the employment agreement with Mr. Roberts, a director of the Company. In connection with the amendment, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600. The loan is required to be repaid on an annual basis in three equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or by Mr. Roberts with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Robert’s employment terminates for cause or by Mr. Roberts without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of termination. An aggregate of $600 has been disbursed under the loan agreement. The current portion of $200 is included in prepaid expenses and other at December 31, 2005.

Scott Rosenblum, a director of the Company, is a partner of the law firm Kramer, Levin, Naftalis & Frankel LLP, which provides legal and previously served as its Chief Technology Officer, services to the Company. Anthony L. Bongiovanni, Jr., who resigned as a director of the Company effective September 27, 2005, is president of Micro Strategies, Incorporated, which provides technological services to the Company.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

On July 1, 2004, one of the minority shareholders of Corinphila Auktionen made a loan to that company in the aggregate amount of $1,200. This loan bears interest at the rate of 4% per annum and is repayable on demand, upon six month’s notice. As of December 31, 2005 the loan balance was repaid as part of the acquisition (See Note 2 and 9).

The Company has engaged in certain transactions with Andrew Levitt, a former director of the Company’s Nutmeg subsidiary. For the six-month period ended December 31, 2005, the Company did not purchase any inventory from Levitt, did not pay Levitt any finders’ fees, and earned commissions of $1 for the sale of inventory consigned by Levitt to the Company as contemplated by the acquisition agreement. For the six-month period ended December 31, 2004, the Company paid Levitt finders’ fees of $1 and earned commissions of $6 for the sale of inventory consigned by Levitt to the Company. The Company purchased inventory from Levitt during that period totaling $89.

(9)	Debt-Trading Segment

A-Mark Precious Metals, Inc. (“PMI”) has a borrowing facility (“Credit Facility”) with a group of financial institutions under an intercreditor agreement, which provided for lines of credit of up to $60,000, including a facility for letters of credit up to a maximum of $60,000 as of December 31, 2005. During January 2006, the line of credit was increased to a maximum of $67, 500. PMI routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. Borrowings are due on demand and totaled $26,415 for lines of credit and $2,500 for letters of credit at December 31, 2005. Amounts borrowed under the Credit Facility are secured by PMI’s receivables and inventories.

The Credit Facility contains certain restrictive financial covenants that require PMI and the Company to maintain a minimum level of tangible net worth, as defined, and a minimum ratio of tangible net worth to liabilities, among other items.

PMI also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. PMI had net borrowed metals included in inventories with market values totaling $3,678 at December 31, 2005. Certain of these metals are secured by letters of credit issued under PMI’s Credit Facility, which totaled $2,500 at December 31, 2005.

Interest expense related to PMI’s borrowing arrangements totaled $624 in the six months ended December 31, 2005.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

Notes Payable and Capital Leases

	December 31, 2005	June 30, 2005
The Company has an agreement with PNC Bank for a line of credit not to exceed $12,500, as amended in August 2005. Available borrowings are based on certain limitations as set forth in the agreement, and are reduced by any outstanding letters of credit. The loan is collaterized by accounts receivable, consignor advances and inventory. Borrowings under the line bear interest at the “prime” rate; provided that the Company has the right, subject to certain conditions, to borrow at a rate equal to LIBOR plus 2.5% per annum. The credit line in place at June 30, 2004 originally was to expire on May 27, 2005 but was extended until August 31, 2005. Subsequent to June 30, 2005, the line was amended to expire on August 31, 2007 and the line of credit increased to $12,500. The agreement contains certain financial covenants; which include a limit on total debt and capital expenditures; debt to earnings before depreciation and amortization, interest, and taxes; fixed charge coverage; and minimum liquidity; as further defined in the debt agreement.	$ 8,000	$ 8,000

On December 22, 2004, the Company obtained a mortgage from PNC Bank, N.A., to finance the purchase of its New Jersey operations. The mortgage provides for 59 principal payments of $7 with a final payment of $882 due on January 1, 2010. Under the financing agreements, the bank may call the mortgage loan at any time, in which case the mortgage loan will be due and payable one year and one day following the exercise of such call option. Further, if the Company terminates its line of credit with the bank, the mortgage loan will be payable one year and one day following such termination.	1,233	1,269

On October 14, 2005, the Company obtained a note payable from the shareholders of Greg Martin Auctions to finance the acquisition of Greg Martin Auctions. The principal of $1,000 is due one year after the closing date and $1,000 two years after the closing date. The note bears an interest rate of 5% per annum, payable quarterly.	2,000	-

On July 1, 2004, one of the minority shareholders of Corinphila Auktionen made a loan to that company in the aggregate amount of $1,200. This loan bore interest at the rate of 4% per annum and was repaid in full in September, 2005	-	506

Other	64	73

Total Notes Payable	11,297	9,848

Less: current portion	$1,152	667

Notes Payable - Long-term Portion	$10,145	$9,181

(10)	Payable to Third Party Consigners

Amounts payable to third party consigners represent amounts due the third party for the sale of their consigned inventory by the company.

(11)	Hedging Transactions -Trading

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

The Company manages the value of certain specific assets and liabilities of its trading segment, including trading inventories, accounts receivable and accounts payable, by employing a variety of strategies. These strategies include diversification of risk exposures and hedging through the purchase or sale of positions in related financial instruments, including a variety of derivative products such as forwards and futures.

The Company’s trading inventories and purchase and sale transactions consist primarily of precious metal bearing products. The value of these assets and liabilities is linked to the prevailing price of the underlying precious metals and the interest component of the cost of carry. The Company’s precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets. Inventories purchased by the Company outright are subject to price changes while inventories borrowed from third-party suppliers are not. These transactions are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.

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

The Company’s policy is to remain substantially hedged, as to its inventory position and as to its purchase and sale commitments, at all times. The Company regularly enters into commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.

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

Credit and position risk limits are set by the Company’s management. These limits include gross position limits for counter parties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at December 31, 2005:

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

1.	Inventories at market value	$ 45,801
2.	Unhedged inventory and numis. coin inventory	(659)

3.	Bullion and bullion coin inventories at market	45,142
4.	Open inventory purchase commitments	86,642
5.	Unhedgable premium on metals positions	(807)
6.	Open inventory sale commitments	(75,803)
7.	Margin Sale Commitments	(3,132)
8.	Inventories under natural hedges:
9.	Inventory borrowed from suppliers	(3,677)
10.	Advances on Industrial Metals	526
11.	Advances on Refined materials	-

12.	Inventory subject to price risk	48,891

13.	Inventory fair value hedge transactions offsetting
	price risk:
14.	Precious metals forward contracts at market values	23,830
15.	Precious metals futures contracts at market values	25,076

16.	Total market value on inventory hedge transactions	48,906

17.	Net unhedged metals position at market	$ (15)

The net gain or loss on commodity contracts includes amounts recorded on the Company’s outstanding commodity forwards and futures contracts and on open physical purchase and sale commitments. The Company records changes in the market value of its forwards and futures contracts as income or loss, the effect of which is to offset changes in market values of the underlying metals positions (see Note 9). The underlying commodity contract value is treated as an off-balance-sheet item and not recorded in the financial statements.

Open forward contracts and purchase and sale commitments of inventories are marked to the current market value, with any difference between the market value and underlying contract value recorded as a gain or loss in the financial statements. In the cost of sales- trading, the Company recorded a net unrealized loss on open commodity and forward contracts and purchase and sale commitments of ($1,518) as of December 31, 2005 and a net realized loss on closed commodity contracts of ($2,448) for the six months ended December 31, 2005.

The Company had outstanding purchase and sale commitments from the trading segment arising in the normal course of business totaling $86,642 and $75,803 at December 31, 2005. The Company also had purchase and sale commitments related to open forward and futures contracts used in hedging its inventories totaling $23,830 and $25,076 at December 31, 2005.

(12)	Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at December 31, 2005 and June 30, 2005 are as follows:

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

	December 31,	June 30,
	2005	2005
Current assets and liabilities
Allowance for doubtful accounts	$158	$89
Inventory valuation reserve	821	945
Inventory uniform capitalization	957	734
Unrealized net gain/ (losses) on futures	303	-
Lower of cost or market inventory adjustment	(1,332)	-
Foreign tax credit carryforward	1,495	-
Charitable contribution carryforward	1,489	1,524

Net current deferred tax asset	$3,891	$3,292

Non-current assets and liabilities
Goodwill and intangible amortization and impairment	$1,173	$1,401
Depreciation	103	65
Net state operating and capital loss carry-forwards	1,706	1,668
Charitable contribution carryforward	4,466	4,571
Investments in equity-method investees	209	204
Investments in marketable securities	73	67
	7,730	7,976

Valuation allowance, provision for income taxes	(4,187)	(4,314)

Net non-current deferred tax asset	$3,543	$3,662

The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets. During the six months ended December 31, 2005, the Company continues to believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. However, the Company still believed uncertainty exists regarding the reliability of certain deferred tax assets, and accordingly established a valuation allowance, based on management's estimates, against these specific deferred tax assets.

The provision for income taxes for the six months ended December 31, 2005 and 2004 consist of the following:

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

	Income taxes for Six Months
	December 31,	Decenber 31,
	2005	2004

Current tax expense	$12,456	$7,289
Deferred tax expense	(688)	1,425
Net change in valuation allowance	(127)	-
	$11,641	$8,714

The above is further comprised of the following:

Current tax expense
Federal	$635	$5,048
State	248	807
Foreign	11,573	1,434
	$12,456	$7,289

Deferred tax expense - net of change in valuation allowance
Federal	$(817)	$1,036
State	2	389
	$(815)	$1,425

The Company has remaining available net operating loss carry forwards for state tax purposes of approximately $2,200 expiring at various times beginning in the fiscal years ending 2008 through 2012.

The Company did provide for United States income taxes and foreign withholding taxes on a distribution of $12,000 from its Spanish subsidiary. The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of $25,500 of undistributed earnings from foreign entities. Should the Company repatriate the undistributed foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. Since the tax related to the $12,000 dividend is substantially reduced by a foreign tax credit, the net tax effect is minimal.

(13)	Earnings per common and common equivalent share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

	Six months ended
	December 31,
	2005	2004
BASIC EARNINGS PER SHARE:
Numerator:
Earnings available to common stockholders	$19,428	$12,789

Denominator:
Weighted average common shares outstanding	27,736	27,363

Net earnings per share - Basic	$0.70	$0.47

DILUTED EARNINGS PER SHARE:
Numerator:
Earnings available to common stockholders	$19,428	$12,789

Denominator:
Weighted average common shares outstanding	27,736	27,363

Effect of dilutive securities - stock options	1,141	1,332

Weighted average common shares - assuming dilution	28,877	28,695

Net earnings per share - Diluted	$0.67	$0.45

Common share equivalents consist of employee stock options using the treasury stock method. For the six months ended December 31, 2005 and 2004, 0 and 313,500 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

(14)	Stock-Based Compensation

In December 2004, the FASB issued SFAS 123(R) “Share Based Payments”. SFAS 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided in SFAS 123, which generally resulted in no compensation expense recorded in the financial statements related to the issuance of equity awards to employees. SFAS 123(R) requires that the cost resulting from all share based payment transactions be recognized in the financial statements. SFAS 123(R) establishes fair value as the measurement objective in accounting for share based payment arrangements and requires all companies to apply a fair value based measurement method in accounting for generally all share based payment transactions with employees.

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

On January 10, 2005, prior to the adoption of SFAS 123(R), the Compensation Committee of the Company’s Board of Directors approved the acceleration of the unvested portion of all options to purchase shares of the Company’s Common Stock

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

awarded under the Company’s Stock Incentive Plan of 1997, as amended, having an exercise price greater than the closing price at December 31, 2004 of $12.40 per share. This acceleration was effective as of December 31, 2004 and relates to 312,500 options that were granted on June 30, 2004 to executive officers and directors of the Company. The new vest date applies to the unvested one-half of the shares in the original grants. The closing price of our common stock on December 31, 2004 was $12.37

The acceleration of vesting of the out-of the-money options was undertaken primarily to eliminate any future compensation expense the Company would otherwise recognize in its income statement with respect to these options upon the implementation of SFAS 123(R). The future expense that was eliminated is approximately $2.0 million based on the fair value calculations using the Black Scholes methodology.

Prior to the Company's adoption of SFAS No. 123(R), SFAS No. 123 required that the Company provide pro forma information regarding net earnings and net earnings per common share as if compensation cost for the Company's stock based awards had been determined in accordance with the fair value method prescribed therein. The Company had previously adopted the disclosure portion of SFAS No. 148, "Accounting for Stock Based Compensation − Transition and Disclosure," requiring quarterly SFAS No. 123 pro forma disclosure. The pro forma charge for compensation cost related to stock based awards granted were recognized over the service period. For stock options, the service period represents the period of time between the date of grant and the date each option becomes exercisable without consideration of acceleration provisions (e.g., retirement, change of control, etc.).

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the six months ended December 31, 2004:

Net income as reported	$12,789

Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	1,641
Pro forma net income	$11,148

Net income per share:
Basic earnings per share - as reported	$0.47
Basic earnings per share - proforma	$0.40

Net income per share:
Diluted earnings per share - as reported	$0.45
Diluted earnings per share - proforma	$0.38

Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we recorded stock based compensation expense for the cost of stock options. Stock based compensation expense for the six months ended December 31, was $843. Stock based compensation expense for the year ended June 30, 2006 is expected to be approximately $1,293.

(15)	Segment Reporting

The Company’s continuing operations are organized under two business segments- collectibles and trading.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

The table below presents revenues for the Company’s operating segments, as well as a reconciliation of segment revenues to total revenues from operations for the six months ended December 31, 2005 and 2004:

	Six Months Ended
	December 31,
	2005	2004

Collectibles	$135,508	$107,030
Trading	1,300,539	-

Total segment revenues	$1,436,047	$107,030

The table below presents income before taxes for the Company’s operating segments, as well as a reconciliation of segment Income Before Taxes to Income from Continuing Operations Before Taxes for the six months ended December 31, 2005 and 2004:

	Six Months Ended
	December 31,
	2005	2004

Collectibles	$30,699	$21,503
Trading	465	-

Segment income before taxes	$31,164	$21,503

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of December 31, 2005 and June 30, 2005

	December 31,	June 30,
	2005	2005

Collectibles	$159,854	$158,450
Trading	73,725	-

Total segment assets	$233,579	$158,450

(16)	Other Major Customers (Excluding Afinsa)

In its collectible segment, the Company had no other major customers for the six months ended December 31, 2005 and 2004, respectively.

In its trading segment, the Company had three customers that made up 51% of revenues for that segment.

Major customers (other than Afinsa) are those that accounted for more than 10% of sales.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

(17)	Commitment and Contingencies

Leases

The Company leases office facilities under a sub lease arrangement. The lease requires the payment of the related property taxes, insurance, maintenance and other costs for the leased property. Under the sublease arrangement, rent expense allocated to the Company for the six months ended December 31, 2005 was $54.

Pursuant to the terms of the acquisition described in footnote 1, the company is leasing its premises from the former ultimate parent for approximately $10 per month. The Company can exit the premises at any time with 3 months.

On August 1, 2005, the Company executed an agreement to lease facilities in New York City. The term of the lease is three years. Annual rentals are approximately $210 per year. On October 1, 2005, the Company executed an additional agreement to lease additional facilities in New York City. The term of the lease is 10 years. Annual rentals are approximately $400 per year for the first 5 ½ years and $425/year for the last 4 ½ years.

On January 6, 2006 the Company executed an agreement to lease 3,333 square feet of office space in Santa Monica, CA at a cost of $10 per month starting May 1, 2006. The term of the lease is five years with annual increases in cost of 3%. The company has given notice at its current location and anticipates moving on or before May 1, 2006.

Employment Contracts

During the quarter ended September 30, 2005, Escala entered into an agreement with Mr. Jose Miguel Herrero (the "Herrero Employment Agreement"), which provides for his services as President and Chief Executive Officer. The Herrero Employment Agreement has a term ending June 30, 2008. The agreement provides for an initial base salary of $500,000, with annual increases in each year of the term based on the percentage increase, if any, in the Consumer Price Index for the relevant fiscal year. Mr. Herrero will also receive a signing bonus of $690,000 (payable $200,000 immediately; $245,000 on June 30, 2006; and $245,000 on July 2, 2007 and provided in each case that Mr. Herrero is employed on the date of payment) and be eligible for a retention bonus to be determined in accordance with the terms of his agreement, which bonus will not be less than $300,000. Mr. Herrero will also be eligible to receive an annual performance bonus equal to the lesser of 1% of the Company's pre-tax income or $400,000, subject to adjustment based on stock price performance, and a long-term incentive award payable in Escala stock and calculated based on the appreciation in the price of the Company's stock from July 1, 2005 to June 30, 2008, in each case pursuant to the terms of an incentive compensation program.

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

Under the agreement, Mr. Herrero cannot compete with the Company or solicit its employees during the term of employment. In addition, if Mr. Herrero's employment terminates, other than due to expiration of the agreement, the noncom petition and no solicitation restrictions continue through the later of 12 months after the termination of employment or the date upon which all severance payments cease.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

Effective January 24, 2006, the Company and Greg Manning entered into an employment agreement (the “Manning Employment Agreement”), dated as of July 1, 2005, pursuant to which Mr. Manning will serve as President of the Company’s North American and Asian Philatelic Auction Division for a term commencing as of September 28, 2005 and ending June 30, 2008, subject to earlier termination as provided for under the Manning Employment Agreement. Under the terms of the Manning Employment Agreement, Mr. Manning’s initial base salary will be $500,000, which will increase to $550,000 for the second year of the term and $600,000 for the last year of the term. Mr. Manning is entitled to receive a standard bonus for $50,000 for each fiscal year during the term of his employment, and is eligible for a retention bonus to be determined in accordance with the terms of the Manning Employment Agreement. Mr. Manning will also be eligible to receive an annual performance bonus and a long-term incentive award pursuant to the terms of an incentive compensation program. The Manning Employment Agreement also provides for the Company to reimburse Mr. Manning for various expenses, and for the payment of certain amounts in the event of termination of employment under specified circumstances.

Upon the expiration of the term of the Manning Employment Agreement on June 30, 2008 (and upon earlier termination in certain circumstances), Mr. Manning will serve as a consultant to the Company through June 30, 2018, subject to earlier termination under certain circumstances. During the period that Mr. Manning is providing consulting services to the Company, he will be entitled to receive consulting fees at an annual rate equal to 65% of the base salary in effect immediately prior to the termination of his employment.

The Manning Employment Agreement also contains provisions regarding confidentiality, non-solicitation, non-competition and non-disparagement.

In connection with the Manning Employment Agreement, the parties also entered into an Assignment and Use of Name Agreement, dated as of January 3, 2006, pursuant to which Mr. Manning confirmed the sale and assignment to the Company of all of his right, title and interest in and to the name and mark “Greg Manning”, for use by the Company as a corporate and trade name in connection with its business.

(18)	Geographic Information

Geographic net sales based on customer location were as follows:

	Six Months ended
	December 31,
	2005	2004

United States	$1,346,383	$56,100
Asia Pacific	1,159	-
Europe	88,505	50,930
	$1,436,047	$107,030

Net property, plant and equipment by geographic area was as follows:

	December 31,	June 30,
	2005	2005

United States	$2,314	$2,369
Spain	1,989	894
Other Europe	364	32
	$4,667	$3,295

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Notes to Condensed Consolidated Financial Statements
($ in thousands Except for Per Share Amounts or as noted)

(19)	Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

	Six Months
	December 31,
	(In Thousands)
	2005	2004

Interest paid	$798	$234

Income taxes paid	12,855	7,829

(20.) New Accounting Pronouncements

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections -a replacement of APB Opinion No 20 and SFAS No. 3.” This statement provided guidance on the accounting for and reporting of accounting changes and error corrections. It requires, unless impracticable, retrospective application for reporting a change in accounting principle, unless the newly adopted accounting principle specifies otherwise, and reporting of a correction of an error. The provision of the statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adopting of the statement is not expect to materially impact the Company’s consolidated financial statements.

(See Note 14 for a discussion of SFAS No. 123(R), “Share-Based Payments,” which was adopted by the company on July 1, 2005.)

(21)	Subsequent Events

Heinrich Kohler Berliner Briefmarken-Auktionen

On January 9, 2006, the Company, which since September 2003 had owned 66.67% of the issued and outstanding equity interest of Heinrich Kohler Berliner Briefmarken-Auktionen, acquired the remaining 33.33% of such equity interest, with the result that the Company now owns 100% of the company. The aggregate purchase price was approximately $50 The sellers were Mr. Hans-Joachim Bull and Mr. Christian Burmeister. Mr. Burmeister is an officer of Kohler Berliner and Mr. Burmeister was until recently an employee of that company, and is expected to continue to perform services on a consulting basis. The results of this acquisition are not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding the Company’s expectations, beliefs, intentions or future strategies that are signified by the words “expects,” “anticipates,” “intends,” “believes,” or similar language. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating the Company’s business, prospective investors should carefully consider the information set forth below, and in the Company’s Form 10-K, and other filings with the Securities and Exchange Commission in addition to the other information set forth herein. The Company cautions investors that its business and financial performance are subject to substantial risks and uncertainty.

Results of Operations (Amounts in thousands except as noted or per share information)

General

The Company’s continuing operations are organized under two business segments- collectibles and trading.

	For the Six Months Ended December 31
	(In Thousands, except for percentages)
	December 31,		Percentages
	2005	2004	2005	2004

Aggregate Sales	$1,471,176	$136,007	100%	100%

By Source:
Trading	$1,300,539	$-	88%	0%
Auction	54,583	41,054	4%	30%
Merchant/Dealer			0%	0%
Sales of Inventory	30,339	45,836	2%	34%
Related Party	85,715	49,117	6%	36%
	$1,471,176	$136,007	100%	100%

By Collectible Type:
Precious Metals	$1,300,539	$-	88%	0%
Philatelics	110,465	68,473	8%	50%
Numismatics	53,537	67,469	4%	50%
Sports Collectibles	1,845	65	0%	0%
Art and Antiques	4,654	-	0%	0%
Other Collectibles	136	-	0%	0%
	$1,471,176	$136,007	100%	100%

The Company’s aggregate sales are generated by the sale of property at auction, by private treaty and by sale of the Company’s inventory, including sales under the exclusive supply contracts between the Company and Afinsa Bienes Tangibles, S.A. (“Afinsa”), dated August 1, 2003, as amended. Afinsa and its wholly owned subsidiary Auctentia, S.L. (“Auctentia”), collectively beneficially own approximately 67% of the Company’s common stock.

Aggregate sales consist of the total proceeds realized from the sale of property and include the Company’s commissions when applicable. Property sold by the Company is either consigned by the owner of the property, or is owned by the Company directly.

Total revenues included in the Consolidated Statements of Operations are comprised of (1) sales of inventory owned by the Company to Afinsa (a related party), under the exclusive supply contracts, (2) sales of inventory owned by the Company, exclusive of sales to Afinsa, and (3) the portion of sale proceeds from auction or private treaty that the Company is entitled to retain after remitting the sellers’ share, consisting primarily of commissions paid by sellers and buyers. Generally, the Company earns a commission from the sellers of 0% to 15% and a commission of 10% to 15% from the buyers.

Only revenues and not aggregate sales are included in the accompanying Consolidated Statements of Operations since aggregate sales are not recognized in accordance with accounting principles generally accepted in the United States of America.

The Company’s operating expenses consist of general and administrative expenses, salaries, and marketing and depreciation expenses for the six months ended December 31, 2005 and December 31, 2004. General and administrative expenses are incurred to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

Sales of inventory to Afinsa (a related party) under the exclusive supply contracts represented a significant portion of the Company’s aggregate sales, revenue and gross profit for the six months ended December 31, 2005. There is no assurance that such sales, revenues and gross profit will continue at this level (see “Issues and Uncertainties”, below).

Sales of philatelic material to Afinsa under the contracts are made via the fulfillment of purchase orders from Afinsa. The Company generally purchases, inspects, and processes the philatelic materials in a format specified by Afinsa. Currently, the prices for material sold by the Company to Afinsa under the contracts are based on Afinsa’s “bid” prices, which are generally determined with reference to prices for such material contained in catalogs that are used throughout the industry. In certain cases the Company obtains independent appraisals of such catalog prices. Although the actual percentage of catalog value varies based on the type of material involved and related supply and demand factors, the Company believes that in any given case, the percentage is substantially equivalent to what would be charged by a clearly independent party. In addition to receiving the purchase price for the material sold, the Company receives a 10% sourcing fee from Afinsa on all material sold for the consolidation and processing of the stamps. The Company believes that the delivery and payment terms with Afinsa do not differ materially from those that would be negotiated with other major customers in the industry. All transactions with Afinsa are “related party” transactions under applicable Nasdaq listing standards.

Three months ended December 31, 2005 compared with the three months ended December 31, 2004

Revenues	Three Months Ended December 31, 2005				Three Months Ended December 31, 2004
		Cost of				Cost of
		Goods	Gross	Gross		Goods	Gross	Gross
	Revenues	Sold	Profit	Profit %	Revenues	Sold	Profit	Profit %
Sales of inventory	$21,298	$18,920	$2,378	11.2%	$28,012	$26,639	$1,373	4.9%
Sales of inventory- related party	45,580	26,445	19,135	42.0%	27,499	12,860	14,639	53.2%
Auction Commissions	3,936	-	3,936	100.0%	3,429	-	3,429	100.0%
Collectibles Revenues	70,814	45,365	25,449	35.9%	58,940	39,499	19,441	33.0%
Trading Revenues	806,237	804,356	1,881	0.2%	-	-	-	0.0%
	$877,051	$849,721	$27,330	3.1%	$58,940	$39,499	$19,441	33.0%

The above chart details the revenues and gross profit by the two segments, collectibles and trading. As the trading segment is new to the Company in the current quarter, the discussion to follow will primarily focus on the collectibles market.

The Company recorded an increase in total revenues in the collectibles market of approximately $11,874 (20.1%), to approximately $70,814 for the three months ended December 31, 2005 from approximately $58,940 for the three months ended December 31, 2004.

Sales of Inventory - Related Party of $45,580 for the three months ended December 31, 2005 was an increase of $18,081 (65.7%) from the $27,499 recorded for the three months ended December 31, 2004. The increase was attributable to higher demand under our exclusive supply contract with Afinsa. The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

For the three months ended December 31, 2005 and 2004, the total revenue in the collectibles market was approximately $70,814 and $58,940, respectively. Of these collectible segment totals, $66,878 and $55,511, respectively were from sales of owned inventory and approximately $3,936 and $3,429, respectively were from commissions resulting from sales of consigned materials.

The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

Trading revenues for the three months ended December 31, 2005 were approximately $806,237 due to increased demand and higher prices in the gold market.

Gross Profit:

Gross profit in the collectibles market increased approximately $6,008 (30.9%), to approximately $25,449 for the three months ended December 31, 2005 from approximately $19,441 for the three months ended December 31, 2004. The overall gross profit percentage increased from 33.0% for the three months ended December 31, 2004 to 35.9% for the three months ended December 31, 2005. The increase in gross profit percentage was due to an increase in gross profit percentage in sales of inventory from 28.8% for the three months ended December 31, 2004 to 32.1% for the three months ended December 31, 2005. The increase of auction commissions of approximately $507 to $3,936 for the three month ended December 31, 2005 from $3,429 for the three months ended December 31, 2004 also contributed to the overall increase in gross profit percentage because the gross profit percentage on auction commissions is 100%. Gross profit percentage from sales to related party decreased from 53.2% to 42.0% for the three months ended December 31, 2005.

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

Gross profit percentage in the trading segment was approximately .2%. The gross margins in the trading business are dependant on the volatility of commodity prices and are generally less than 1%. Changes in gross margins in the future will based on the volatility of the price of metals, interest rates, and product mix.

Operating Expenses:

	Three Months Ended			Three Months Ended
	December 31, 2005			December 31, 2004
	Collectibles	Trading	Total	Collectibles	Trading	Total
General & Administrative	$5,099	$640	$5,739	$2,439	$-	$2,439
Salaries and Wages	3,647	531	4,178	3,152	-	3,152
Depreciation and Amortization	424	132	556	281	-	281
Marketing	819	43	862	917	-	917
	$9,989	$1,346	$11,335	$6,789	$-	$6,789

The above chart details the operating expenses for the quarters ended December 31, 2005 and 2004 by the two segments, collectibles and trading. As the trading segment is new to the Company in the current fiscal, the discussion to follow will primarily focus on the collectibles market

The Company’s operating expenses in the collectibles market increased approximately $3,200 (47.1%) during the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

General and administrative expenses in the collectibles market increased approximately $2,660 (109.0%) from $2,439 for the three months ended December 31, 2004 to $5,099. for the three months ended December 31, 2005. Auction expenses are included in general and administrative expenses and increased $175 (26.5%) from $660 for the three months ended December 31, 2004 to $835 for the three months ended December 31, 2005. The increase in auctions expense in the collectibles market was due primarily to the auctions expenses from Greg Martin Auctions, which was acquired during second quarter.

Exclusive of auction expenses, there was an increase in general and administrative expenses of approximately $2,485 (139.6%). The increase in general and administrative was generally due to (a) general and administrative expenses of newly acquired Greg Martin Auctions, (b)increases in legal and accounting fees related to the final implementation of Sarbanes-Oxley requirements and other compliance and review matters and (c)expenses related to the Escala name change and the relocation of the Company’s corporate headquarters.

Salaries and wages increased approximately $495 (15.7%) for the three months ended December 31, 2005. The increase was due to a second quarter charge of $165 for stock based compensation as the Company implemented SFAS 123R effective July 1, 2005. The additional increase in salaries and wages was due to increases in executive compensation as a result of the negotiation of new employment contracts for key positions including the new president and CEO.

Marketing expenses in the collectibles market decreased approximately $98 (10.6%), to $819 for the three months ended December 31, 2005 from $917 for the three months ended December 31, 2004. The major components of marketing expense are catalogs and auction advertising.

Depreciation and amortization in the collectibles market increased for the three months ended December 31, 2005 by approximately $143 (50.8%). The increase over prior quarter is due primarily to an increase in amortization of intangible assets due acquisitions made in the second quarter., in addition to an increase of approximately $14 per quarter for the depreciation of the building in West Caldwell, which was purchased on December 22, 2004.

Increased costs in the collectibles market for the three months ended December 31, 2005 were offset by revenue and margin increases to increase total operating income in the collectibles segment by $2,808 to $15,460 for the three months ended December 31, 2005 from $12,652 for the three months ended December 31, 2004. Operating costs as a percentage of operating revenue increased to 14.1% for the three months ended December 31, 2005 from 11.5% for the three months ended December 31, 2004. As compared to aggregate sales in the collectibles segment, the operating costs were 11.3% for the three months ended December 31, 2005 an increase from 9.5% for the three months ended December 31, 2004.

Operating expenses for the trading segment totaled $1,346 for the three months ended December 31, 2005. The company is amortizing a non-compete agreement related to the acquisition totaling $2,000 that will be amortized over four years. Amortization expense relating to this contract in the current quarter totaled $110.

Interest income and expense:

Total interest expense (net of interest income) for the three months ended December 30, 2005 decreased approximately $216 from the three months ended December 31, 2004, from an expense of approximately $105 to income of $111.

In the collectibles segment, interest expense (net of interest income) for the three months ended December 31, 2005 decreased approximately $366 from the three months ended December 31, 2004 from an expense of approximately $ 105 to and income of approximately $261. Interest income in the collectibles segment increased by $217 for the three months ended December 31, 2005 over December 31, 2004.In addition, interest expense in the collectibles segment decrease by approximately $149. Interest expense decreased because of a reduction in debt since September 30, 2004. Specifically, since December 31, 2004, the Company has paid off a loan in the amount of $4,000 from a privately held capital fund, as well as, paid off a revolving credit agreement in the amount of $2,500 with Banco Santander Central Hispano, S.A.

For the quarter ended December 31, 2005, the trading segment recorded interest income of approximately $221 and interest expense of approximately $371.

Provision for Income Taxes:

The Company’s effective tax rates for the three months ended December 31, 2005 and December 31, 2004 were approximately 36.7% and 38.4%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. The decrease in the effective tax rate is due primarily from increase incomes in Spain (were the effective tax rates are 35%). Therefore, the provision for foreign taxes increased $4,710 from $891 for the three months ended December 31, 2004 to $5,601 for the three months ended December 31, 2005.

Our provision for income taxes represents our estimate of the full year’s tax rate based upon the expected taxable income taxed at the applicable jurisdiction. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

The Company’s provision for income taxes is primarily attributable to the collectibles segment.

Net Income:

The Company’s increase in gross profit of approximately $7,889 for the three months ended December 31, 2005 coupled with an increase in operating expenses of $4,546 resulting in a net gain of $3,343 in operating income and net of taxes resulted in an increase in net income of $2,447.

Six months ended December 31, 2005 compared with the six months ended December 31, 2004

The above chart details the revenues and gross profit by the two segments, collectibles and trading. As the trading segment is new to the Company in the current fiscal year, the discussion to follow will primarily focus on the collectibles market.

Revenues	Six Months Ended December 31, 2005				Six Months Ended December 31, 2004
		Cost of				Cost of
		Goods	Gross	Gross		Goods	Gross	Gross
	Revenues	Sold	Profit	Profit %	Revenues	Sold	Profit	Profit %
Sales of inventory	$41,653	$36,572	$5,081	12.2%	$50,982	$47,427	$3,555	7.0%
Sales of inventory- related party	85,715	47,269	38,446	44.9%	49,117	23,000	26,117	53.2%
Auction Commissions	8,140	-	8,140	100.0%	6,931	-	6,931	100.0%
Collectibles Revenues	135,508	83,841	51,667	38.1%	107,030	70,427	36,603	34.2%
Trading Revenues	1,300,539	1,297,453	3,086	0.2%	-	-	-	0.0%
	$1,436,047	$1,381,294	$54,753	3.8%	$107,030	$70,427	$36,603	34.2%

The Company recorded an increase in total revenues in the collectibles market of approximately $28,478 (26.6%), to approximately $135,508 for the six months ended December 31, 2005 from approximately $107,030 for the six months ended December 31, 2004.

Sales of Inventory - Related Party of $85,715 for the six months ended December 31, 2005 was an increase of $36,598 (74.5%) from the $49,117 recorded for the six months ended December 31, 2004. The increase was attributable to higher demand under our exclusive supply contract with Afinsa. The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

For the six months ended December 31, 2005 and 2004, the total revenue in the collectibles market was approximately $135,508 and $107,030, respectively. Of these collectible segment totals, $127,368 and $100,099, respectively were from sales of owned inventory and approximately $8,140 and $6,931, respectively were from commissions resulting from sales of consigned materials.

The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

PMI, which conducts its business in the trading segment, was acquired on July 15, 2005; therefore the first quarter contains eleven weeks of trading revenues. Trading revenues for 23 weeks ended December 31, 2005 were approximately $1,300,539. Trading revenues for the period July 1-July 14, 2005 approximated $111,457. The first quarter includes the summer months, which is typically the weakest quarter in the trading segment.

Gross Profit:

Gross profit in the collectibles market increased approximately $15,064 (41.1%), to approximately $51,667 for the six months ended December 31, 2005 from approximately $36,603 for the six months ended December 31, 2004. The overall gross profit percentage increased from 34.2% for the six months ended December 31, 2004 to 38.1% for the six months ended December 31, 2005. The increase in gross profit percentage was due to an increase in gross profit percentage in sales of inventory from 29.6% for the six months ended December 31, 2004 to 34.1% for the six months ended December 31, 2005. The increase of auction commissions of approximately $1.209 (17.4%) to $8,140 for the six month ended December 31, 2005 from $6,931 for the six months ended December 31, 2004 also contributed to the overall increase in gross profit percentage because the gross profit percentage on auction commissions is 100%. Gross profit percentage from sales to related party decreased from 53.2% to 44.9% for the six months ended December 31, 2005.

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

Gross profit percentage in the trading segment was approximately .2%. The gross margins in the trading business are dependant on the volatility of commodity prices and are generally less than 1%. Changes in gross margins in the future will based on the volatility of the price of metals, interest rates, and product mix.

 Operating Expenses:

	Six Months Ended			Six Months Ended
	December 31, 2005			December 31, 2004
	Collectibles	Trading	Total	Collectibles	Trading	Total
General & Administrative	$10,781	$1,169	$11,950	$6,097	$-	$6,097
Salaries and Wages	7,979	916	8,895	6,468	-	6,468
Depreciation and Amortization	722	242	964	557	-	557
Marketing	1,795	44	1,839	1,716	-	1,716
	$21,277	$2,371	$23,648	$14,838	$-	$14,838

The above chart details the operating expenses for the quarters ended December 31, 2005 and 2004 by the two segments, collectibles and trading. As the trading segment is new to the Company in the current fiscal year, the discussion to follow will primarily focus on the collectibles market

The Company’s operating expenses in the collectibles market increased approximately $6,439 (43.4%) during the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

General and administrative expenses in the collectibles market increased approximately $4,684 (76.8%) from $6,097 for the six months ended December 31, 2004 to $10,781 for the six months ended December 31, 2005. Auction expenses are included in general and administrative expenses and increased $15 (.09%) from $1,614 for the six months ended December 31, 2004 to $1,629 for the six months ended December 31, 2005.

Exclusive of auction expenses, there was an increase in general and administrative of approximately $4,669 (104.1%). The increase in general and administrative was due primarily to increases in legal and accounting fees related to the final implementation of Sarbanes-Oxley requirements, expenses related to the Escala name change and move of corporate headquarters to New York City, and additional expenses related to acquisitions made in the six months ended December 31, 2005.

Salaries and wages increased approximately $1,511 (23.4%) for the six months ended December 31, 2005. The increase was due to charges of $725 for stock based compensation as the Company implemented SFAS 123R effective July 1, 2005. The additional increase in salaries and wages was due to increases in executive compensation as a result of the negotiation of new employment contracts for key positions including the new president and CEO.

Marketing expenses in the collectibles market increased approximately $79 (4.6%), to $1,795 for the six months ended December 31, 2005 from $1,716 for the six months ended December 31, 2004. The increase in marketing expenses was due primarily to promotion expenses related to the Escala name change. The other major components of marketing expense are catalogs and auction advertising.

Depreciation and amortization in the collectibles market increased for the six months ended December 31, 2005 by approximately $165 (29.6%). The increase over prior period is due primarily to an increase in amortization of intangible assets due acquisitions made in the second quarter, as well as an increase of approximately $14 per quarter for the depreciation of the building in West Caldwell, which was purchased on December 22, 2004.

Increased costs in the collectibles market for the six months ended December 31, 2005 were offset by revenue and margin increases to increase total operating income in the collectibles segment by $8,625 to $30,390 for the six months ended December 31, 2005 from $21,765 for the six months ended December 31, 2004. Operating costs as a percentage of operating revenue increased to 15.7% for the six months ended December 31, 2005 from 13.9% for the six months ended December 31, 2004. As compared to aggregate sales in the collectibles segment, the operating costs were 12.5% for the six months ended December 31, 2005 an increase from 10.9% for the six months ended December 31, 2004.
Operating expenses for the trading segment totaled $2,371 for December 31, 2005. Included in PMI’s six month expenses were one-time signing bonuses and bank fees totaling approximately $115 and consulting fees of $32 that stem from a twelve month consulting agreement with a total value of $150. In addition, the company is amortizing a non-compete agreement related to the acquisition totaling $2,000 that will be amortized over four years. Amortization expense relating to this contract in the current quarter totaled $110.

Interest income and expense:

Total interest expense (net of interest income) for the six months ended December 30, 2005 decreased approximately $130 from the six months ended December 31, 2004, from an expense of approximately $130 to income of approximately $100.

In the collectibles segment, interest expense (net of interest income) for the six months ended December 31, 2005 decreased approximately $383 from the six months ended December 31, 2004 from an expense of approximately $130 to and income of approximately $253. Interest income in the collectibles segment decreased by $11 for the six months ended December 31, 2005 over December 31, 2004. However, this decrease was offset by a decrease of interest expense in the collectibles segment of approximately $394. Interest expense decreased because of a reduction in debt since December 31, 2004. Specifically, since December 31, 2004, the Company has paid off a loan in the amount of $4,000 from a privately held capital fund, as well as, paid off a revolving credit agreement in the amount of $2,500 with Banco Santander Central Hispano, S.A.

For the twenty-two weeks ended December 31, 2005, the trading segment recorded interest income of approximately $515 and interest expense of approximately $668.

Provision for Income Taxes:

The Company’s effective tax rates for the six months ended December 31, 2005 and December 31, 2004 were approximately 37.4% and 40.5%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. The decrease in the effective tax rate is due primarily from increase incomes in Spain (were the effective tax rates are 35%). Therefore, the provision for foreign taxes increased $10,139 from $1,434 for the six months ended December 31, 2004 to $for the six months ended December 31, 2005.

Our provision for income taxes represents our estimate of the full year’s tax rate based upon the expected taxable income taxed at the applicable jurisdiction. Our effective tax rate is directly affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Our effective tax rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.

The Company’s provision for income taxes is primarily attributable to the collectibles segment.

Net Income:

The Company’s increase in gross profit of approximately $18,150 for the six months ended December 31, 2005 coupled with an increase in operating expenses of $8,810 resulting in a net gain of $9,340 in operating income and net of taxes resulted in an increase in net income of $6,639.

Liquidity and Capital Resources

At December 31, 2005, the Company’s working capital position was approximately $100,994, compared to approximately $94,577 as of June 30, 2005. The net increase of approximately $6,417 in working capital was largely due to an increase in inventory and trading accounts receivable of $61,431, respectively offset by increases in short-term lines of credit of $26,415, increases in the liability on borrowed metals of $3,678 and increases in accounts payable of $28,145. All of these increases were primarily the result of the PMI acquisition as of July 15, 2005.

The Company used cash for investing activities for the six months ended December 31, 2005 of approximately $22,043. This was primarily PMI acquisition as of July 15, 2005 and the Greg Martin Auctions acquisition as of October 14, 2005.

The Company’s cash from financing activities decreased approximately $13,014 for the six months ended December 31, 2005, primarily the result of an increase of liabilities on borrowed metals..

The Company believes that the current cash position will provide the Company with the necessary funds to meet our operating and capital expenditure needs for the next twelve months.

Contractual Obligations.

Our contractual obligations related to non-cancelable operating and capital leases at December 31, 2005 were as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Lines of Credit	34,415	34,415	-	-	-
Liability on Borrowed Metals	3,678	3,678	-	-	-
Open inventory purchase commitments	86,642	86,642	-	-	-
Notes Payable	2,000	1,000	1,000	-	-
Mortgage	1,233	88	1,145	-	-
Capital Lease and Other Debt Obligations	64	64	-	-	-
Operating Lease Obligations	11,359	1,206	3,062	2,250	4,841
Total	139,391	127,093	5,207	2,250	4,841

Critical Accounting Policies

The critical accounting policies are described on pages 19 through 21 of the financial section of its 2004 annual report. In the circumstances of the Company’s, management believes its “critical accounting policies” are those, which encompass the use of estimates (because of inherent subjectivity), revenue recognition, allowance for doubtful accounts and sales returns, inventory valuation and classification and deferred tax valuation allowance.

Issues and Uncertainties

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Such statements involve a number of risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

•
Although the Company’s results of operations for the year ended June 30, 2005 and the quarter ended December 31, 2005 reflect a material improvement over the results of prior periods, a significant portion of the Company’s aggregate sales, revenue and gross profit for such periods was attributable to sales to Afinsa (a related party). There is no assurance that such sales, revenues and gross profit will continue at these levels. A decrease in the level of sales to Afinsa, or the termination of the supply agreements with Afinsa could have a material adverse effect on the Company. There is no minimum level of sales provided for under the supply agreements with Afinsa, and the agreements may be terminated upon six month’s notice by either party.

•
Our recent acquisitions of companies, in particular those which operate outside the United States, have provided us with challenges in implementing the required processes and procedures in those operations. We, therefore, have devoted substantial time and have incurred and will continue to incur substantial costs to ensure ongoing compliance.

In addition, in the course of our ongoing evaluation of internal controls over financial reporting, we have identified areas of our internal controls requiring improvement and are in the process of designing enhanced processes and controls to address those issues. As a result, we expect to incur additional expenses and diversion of management’s time, any of which could materially increase our operating expenses and accordingly reduce our net income or increase our net losses. And, we cannot be certain that our efforts will be effective or sufficient for us to issue reports in the future. Any such events could adversely affect our financial results and/or may result in a negative reaction in the stock market.

•
PMI’s precious metals inventories are subject to market value changes created by changes in the underlying commodity markets. In addition, open purchase and sale commitments are subject to changes in value between the time the purchase or sale is fixed and the time metal is delivered. PMI seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. PMI’s policy is to remain substantially hedged as to its inventory position and as to its purchase and sale commitments, and PMI’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with PMI’s business activities.

•
During the fourth quarter of fiscal 2005, the Company made a charitable contribution of an art collection with a de minimis carrying value that had been held for investment purposes. The Company obtained a qualified appraisal of the collection, which concluded that it had a value of approximately $21 million, resulting in a charitable contribution deduction with a tax benefit of approximately $7.1 million. This charitable contribution deduction will be limited to 10% of the Company’s Federal taxable income (as computed with certain adjustments) each year and will expire in the year 2010 to the extent not utilized. Because of the uncertainty of whether future Federal taxable income will be sufficient to realize the entire benefit, the Company has established a valuation allowance of approximately $2.6 million. In addition, although not required to do so, the Company has determined to seek additional verification of the value of the collection. As a result of this or other factors, the tax benefit to the Company may be adjusted.

•
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

•
The business of selling stamps, coins, and other collectibles at auction and in retail sales is highly competitive. The Company competes with a number of auction houses and collectibles companies throughout the North America, Europe and the rest of the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other companies with greater financial and other resources and name recognition will not enter the market. Among the Company’s primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc. and Robert A. Siegel Auction Galleries, Inc. In the sports trading card auction business, the Company’s primary competitors are Mastro Fine Sports Auctions, Sports Trading Cards Plus, LLC and Sales OnLine Direct, Inc. (d/b/a Rotman Auctions). The Company’s principal coin auction competitors are Heritage Rare Coin Galleries, Inc., Stacks Rare Coins, Superior Coin Galleries of Beverly Hills and American Numismatic Rarities, LLC.

•
Auctentia and Afinsa currently beneficially own approximately 67% of the issued and outstanding shares of the Company’s common stock. This represents a substantial dilution in the current voting power of non-Auctentia related stockholders of the Company. As a result, Auctentia and its affiliates are able to elect the entire board of directors of the Company. Auctentia and its affiliates also may be able to approve other actions as a stockholder without obtaining the votes of other stockholders of the Company or impede transactions that may be desirable for other stockholders. In addition, this concentration of ownership, which is not subject to any voting restrictions, could limit the price that investors might be willing to pay for the Company’s common stock.

•
The Company and Auctentia have signed a registration rights agreement pursuant to which Auctentia may request that 18,435,886 shares of the Company’s common stock beneficially owned by it be registered by the Company at the Company’s expense. All such registerable Company common stock owned by Auctentia will be freely tradable immediately after any registration.

•
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

•
The Company’s business will be adversely affected if use of the Internet by consumers, particularly purchasers of collectibles, does not continue to grow. A number of factors may inhibit consumers from using the Internet. These include inadequate network infrastructure, security concerns, inconsistent quality of service and a lack of cost-effective high-speed service. Even if Internet use grows, the Internet’s infrastructure may not be able to support the demands placed on it by this growth and its performance and reliability may decline. In addition, many web sites have experienced service interruptions as a result of outages and other delays occurring throughout the Internet infrastructure. If these outages or delays occur frequently in the future, use of the Internet, as well as use of our web sites, could grow more slowly or decline.

•
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

•
The Company holds rights to various web domain names. Governmental agencies typically regulate domain names. These regulations are subject to change. The Company may not be able to acquire or maintain appropriate domain names in all countries in which it or its affiliates do business. Furthermore, regulations governing domain names may not protect the Company’s trademarks and similar proprietary rights. The Company may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or diminish the value of its trademarks and other proprietary rights.

•
Due to difficulty anticipating levels or values of consignments at any given time, the stamp auction business is susceptible to significant fluctuations in operating results and revenue shortfalls, which could adversely affect the Company’s business. In addition, the Company’s operating results in the coin business are dependent upon product availability over the short and long term, which cannot be predicted with any certainty. Future fluctuations in operating results or revenue shortfalls of the Company could adversely affect the success of the Company. If revenue fails to offset operating expenses in the future, the Company may be required to fund future operations through the sale of additional common stock, which could cause the market price of its stock to decline, as well as have a dilutive effect on the value of its common stock currently outstanding.

•
The market price of the Company’s common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond the Company’s control, including: sales of the Company’s common stock by stockholders; actual or anticipated fluctuations in the Company’s operating results; the operating and stock price performance of other comparable companies; developments and publicity regarding the Company’s industry; and general economic conditions.

In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock, regardless of the Company’s actual performance, and could enhance the effect of any fluctuations that do relate to its operating results.

•
The Company may be adversely affected by the costs and other effects associated with (i) legal and administrative cases and proceedings; (ii) settlements, investigations, claims and changes in those items;

and (iii) adoption of new, or changes in, accounting policies and practices and the application of such policies and practices.

•
The Company’s future results of operations could be adversely affected by changes in accounting standards promulgated by the Financial Accounting Standards Board, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants.

•
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

Interest Rate Risks

Interest rates on the Company’s credit facilities are market-based. (See Notes 9&10 to Notes to Consolidated Financial Statements.) Accordingly, the Company is exposed to certain interest rate risks caused by fluctuations in interest rates. If, for example, the LIBOR and the “prime” rates were to increase by 1% for any given year, our interest expense would increase by approximately $775,000 for the period (assuming that all amounts available under such credit facilities - that is, $ 77,500,000- are drawn down.) There can be no assurance that interest rates will not increase over the next fiscal year. However, because we do not believe that our exposure to interest rate risk is significant, we have not undertaken specific steps to reduce or eliminate this risk

Foreign Currency Risks

Business transactions originating from our United States and Asian operations are denominated in U.S. dollars. Transactions from our European operations, which in fiscal 2005 accounted for approximately 6% of total net revenues, are denominated in Euros.

The average Euro to dollar exchange rate during the first six months of fiscal 2006 was $1.20 U.S. dollar to $1.00 Euro. As a result of this exchange rate, the company enjoyed a favorable exchange rate advantage equal to $2.9 million in fiscal 2005. A 5% change in the Euro to dollar exchange rate would have had a effect on the company’s net profits in fiscal 2005 of $700,000.

The Company does not believe it is exposed to material foreign currency risks. As a result, we do not enter into any hedging activities to minimize such risk.

Other Market Risks

The Company maintains investments in equity instruments of public and privately held companies for business and strategic purposes. These investments are included in marketable securities and other long-term assets and are accounted for under the cost method when ownership is less than 20% and the Company does not have the ability to exercise significant influence over operations. For these investments, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

In the first quarter of fiscal 2006, the Company and its majority shareholder Afinsa acquired all of the issued and outstanding capital stock of PMI. PMI is a metals trading company engaged primarily in the wholesale purchase and sale of precious metals, including gold, silver, platinum and palladium. PMI’s precious metals inventories are subject to market value changes created by changes in the underlying commodity markets, and open purchase and sale commitments are subject to changes in value between the time the purchase or sale is fixed and the time metal is delivered. PMI seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. PMI’s policy is to remain substantially hedged as to its inventory position and as to its purchase and sale commitments, and PMI’s management monitors its hedged exposure daily.

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

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting during the quarter ended December 31, 2005.

We are currently continuing our compliance effort for Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved information technology system controls. For all internal control issues identified, we believe we have adequate compensating controls in place, such as reviews and reconciliations, to mitigate the risk to our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer’s conclusion stated above, that our disclosure controls and procedures were effective at the reasonable assurance level as of  December 31, 2005 was based, in part, upon our evaluation of the control issues identified, including the presence of adequate compensating controls.

ESCALA GROUP, INC.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on December 14, 2005 to elect three directors to serve for terms of three years and until their respective successors have been duly elected and qualified and to ratify the appointment of Amper, Politziner & Mattia P.C. as Escala’s independent public accountants for the fiscal year ending June 30, 2006.

Set forth below is information concerning the voting results of matters voted upon at the Annual Meeting:

1. The election of the following persons as directors to serve for terms of three years and until their respective successors have been duly elected and qualified.

Mark B. Segall For: 26,523,039 Withheld: 99,017
Gregory N. Roberts For: 25,897,054 Withheld: 725,002
Jose Miguel Herrero For: 26,062,905 Withheld: 559,151

2. The approval of the Greg Manning 2000 Plan Incentive Compensation Program:

For: 22,582,562  Against: 756,039            Abstain: 12,468 Broker Non-Vote: 3,270,987

3. The approval of the Jose Miguel Herrero Incentive Compensation Program

For: 22,578,122  Against: 755,779            Abstain: 17,158 Broker Non-Vote: 3,269,987

4. The ratification of the appointment of Amper, Politziner & Mattia P.C. as Escala’s independent registered public accountants for the fiscal year ending June 30, 2006.

For: 26,588,388                  Against: 27,980                      Abstain: 5,688

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

(b) Reports on Form 8-K

(1)
Report on Form 8-K filed on October 3, 2005 relating to (a) the Employment Agreement between the Company and Jose Miguel Herrero, (b) the Lease between the Company and Fifth Avenue Building Company LLC, (c) the appointment of Jose Miguel Herrero as President and Chief Executive Officer of the Company, (d) the appointment of Greg Manning as President, North American and Asian Philatelic Auction Division of the Company, (e) the resignations of Anthony Bongiovanni and Emilio Ballester as directors of the Company, (f) the appointment of Antonio Martins da Cruz and Rafael delle Valle as directors of the Company, (g) the amendment of the Company’s Certificate of Incorporation to change its name to “Escala Group, Inc.”.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

ESCALA GROUP, INC.

Dated: February 8, 2006
/s/ Jose Miguel Herrero
                                 Jose Miguel Herrero
President and Chief Executive Officer

/s/ Larry Crawford
Larry Crawford
Chief Financial Officer