Form 10-Q
period 2006-03-31
ESCALA GROUP INC
filed 2006-05-10
CIK 895516

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

❒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Address of principal executive offices)                        (Zip Code)

Registrant’s telephone number, including area code: (212)- 421-9400

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

Yes    X        No _____

Indicate by check mark whether is a shell company (as defined in Rule 176-2 of the Exchange Act)

Yes              No    X

As of May 9, 2006, Issuer had 28,082,565 shares of its Common Stock outstanding.

Escala Group, Inc.
(formerly Greg Manning Auctions Inc.)

Table of Contents

        Page Number

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets at
June 30, 2005 and March 31, 2006                                           3

Condensed Consolidated Statements of Earnings for the
three and nine months ended March 31, 2006 and 2005                                                                                             4

Condensed Consolidated Statements of Stockholders’ Equity for the                            5
nine months ended March 31, 2006

Condensed Consolidated Statements of Cash Flows for the                                6
nine months ended March 31, 2006 and 2005

CondensedConsolidated Statement of Comprehensive Income                                                                              7

for the nine months ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements                                                                                          8

Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations                                                                                                                                              26

Item 3. Quantitative and Qualitative Disclosures About Market Risk                                                                    38

Item 4. Controls and Procedures                                                                                                                                   39

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                                                                                                              40

Item 2. Changes in Securities                                                                                                                                        40

Item 3. Defaults Upon Senior Securities                                                                                                                     40

Item 4. Submission of Matters to a Vote of Security Holders                                                                                 40

Item 5. Other Information                                                                                                                                              40

Item 6. Exhibits and Reports on Form 8-K                                                                                                                  40

Signatures

PART I: FINANCIAL INFORMATION
ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Condensed Consolidated Balance Sheets
(amounts in thousands except per share data)
	March 31,	June 30,
	2006	2005
Assets	(unaudited)
Current Assets
Cash and Cash Equivalents	$63,877	$54,250
Accounts Receivable, Net;
Auctions and Trade	26,088	17,497
Related Party	7,894	8,781
Advances to Consignors	5,577	4,370
Secured Loans	6,300	-
Inventory	95,037	41,830
Deferred Tax Asset	2,329	3,292
Prepaid Expenses and Other	1,776	2,487
Total Current Assets	208,878	132,507

Property and Equipment, Net	5,650	3,295
Goodwill, Net	25,305	9,427
Other Purchased Intangibles, Net	4,432	1,937
Marketable Securities	94	118
Other Non-Current Assets
Loans Receivable Related Party, Net	200	400
Inventory	6,139	6,166
Deferred Tax Asset	5,573	3,662
Other	1,410	938
Total Assets	$257,681	$158,450

Liabilities and Stockholders' Equity
Current Liabilities
Lines of Credit	$37,500	$-
Liability on Borrowed Metals	4,364	-
Notes Payable and Capital Leases	1,147	667
Payable to Third Party Consignors	5,923	12,458
Accounts Payable	37,007	14,011
Accrued Expenses and Other Current Liabilities	5,039	2,654
Income Taxes Payable	11,280	8,140
Total Current Liabilities	102,260	37,930
Notes Payable and Capital Leases - Long Term	7,865	9,181
Total Liabilities	110,125	47,111

Commitments and Contingencies	-	-

Minority Interest- Related Party	4,867	-

Stockholders’ Equity
Preferred Stock, $.01 par value. Authorized
10,000 shares; none issued	-	-
Common Stock, $.01 par value.
Authorized: 40,000 shares
Issued June 30, 2005 - 27,677 shares, Outstanding - 27,677 shares	280	276
Issued March 31, 2006 - 28,050 shares, Outstanding - 28,050 shares
Additional paid in capital	72,480	70,245
Accumulated Other Comprehensive Income	1,052	1,813
Retained Earnings	68,877	39,005
Total Stockholders' Equity	142,689	111,339
Total Liabilities and Stockholders' Equity	$257,681	$158,450
See accompanying notes to condensed consolidated financial statements

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Condensed Consolidated Statements of Earnings
For the Three and Nine Months ended March 31,
(amounts in thousands except per share data)
(Unaudited)

	Three Months ended		Nine Months ended
	March 31,		March 31,

	2006	2005	2006	2005
Operating revenues
Sales- trading	$1,058,096	$-	$2,358,635	$-
Sales of inventory	28,669	25,185	70,322	76,167
Sales of inventory - related party	45,525	26,027	131,240	75,144
Commissions earned	3,623	4,500	11,763	11,431
Total revenues	1,135,913	55,712	2,571,960	162,742

Cost of merchandise sold
Cost of sales - trading	1,055,278	-	2,352,731	-
Cost of merchandise sold	24,135	23,168	60,707	70,595
Cost of merchandise sold- related party	27,248	10,868	74,517	33,868
Gross profit	29,252	21,676	84,005	58,279

Operating expenses
General and administrative	6,298	3,827	18,248	9,924
Salaries and wages	5,080	3,101	13,975	9,569
Depreciation and amortization	543	299	1,507	856
Marketing	741	1,062	2,580	2,778
Total operating expenses	12,662	8,289	36,310	23,127
Operating income	16,590	13,387	47,695	35,152

Other income (expense)
Interest income	694	268	1,592	662
Interest expense	(816)	(234)	(1,614)	(758)
Other	(107)	(270)	(148)	(402)
Earnings before income taxes	16,361	13,151	47,525	34,654
Provision for income taxes	5,769	4,963	17,410	13,677
Minority interest- related party	148	-	243	-

Net income	$10,444	$8,188	$29,872	$20,977

Basic earnings per share:
Weighted average shares outstanding	28,027	27,438	27,832	27,393
Basic earnings per share	$0.37	$0.30	$1.07	$0.77

Diluted earnings per share:
Weighted average shares outstanding	29,167	28,668	29,014	28,692
Diluted earnings per share	$0.36	$0.29	$1.03	$0.73

See accompanying notes to condensed consolidated financial statements

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Condensed Consolidated Statement of Stockholders' Equity and Comprehensive Income (Loss)
July 1, 2005 to March 31, 2006
(amounts in thousands except per share data)
(Unaudited)

				Accumulated
			Additional	Other		Total
	Common Stock		Paid- In	Comprehensive	Retained	Shareholders'
	Shares	$	Capital	Income (Loss)	Earnings	Equity

Balance, July 1, 2005	27,677	$276	$70,245	$1,813	$39,005	$111,339

Exercise of stock options	373	4	1,345			1,349

Translation adjustment				(737)		(737)

Stock based compensation			890			890

Unrealized loss from marketable securities				(24)		(24)

Net Income- March 31, 2006					29,872	29,872

Balance, March 31, 2006	28,050	$280	$72,480	$1,052	$68,877	$142,689

See accompanying notes to condensed consolidated financial statements

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended March 31,
(amounts in thousands except per share data)
(Unaudited)
	2006	2005
Cash flows from operating activities:
Net Income	$29,872	$20,977
Adjustments to reconcile net income to net
cash from operating activities:
Depreciation and amortization	1,507	856
Provision for bad debts	-	(262)
Provision for inventory reserve	-	350
Options issued for services - related party	-	65
Realized loss on sale of marketable securities	-	4
Stock based compensation	890	-
Deferred tax (benefit) provision	(1,283)	2,111
Minority interest- related party	264	-
Loss on disposal of assets	(312)	-
(Increase) decrease in assets: (net of acquisition amounts)
Accounts receivable - Trade	1,824	(3,521)
Accounts receivable - Related Party	887	14,825
Advances to consignors	(835)	-
Secured Loans	(6,300)	-
Inventory	(4,283)	(10,899)
Prepaid expenses and deposits	1,398	(274)
Other assets	(472)	(321)
Increase (decrease) in liabilities: (net of acquisition amounts)
Payable to third-party consignors	(6,597)	(1,074)
Accounts payable	16,600	(1,955)
Accrued expenses and other liabilities	1,209	(1,399)
Advances payable - related party	-	(3,467)
Income taxes payable	3,140	(383)
Net cash provided by operating activities	37,509	15,633

Cash flows used in investing activities:
Capital expenditures for property and equipment	(2,786)	(2,243)
Purchase of intangible assets	-	(644)
Proceeds from sale of marketable securities and investments	-	146
Proceeds from sale of assets	135	-
Acquisition of subsidiaries, net of assets acquired	(20,416)	-
Net cash used in investing activities	(23,067)	(2,741)

Cash flows used in financing activities:
Net repayment of notes payable	(836)	(2,000)
Proceeds from issuance of loan payable	-	2,791
Repayment of line of credit	7,388	-
Repayment of loans payables	-	(77)
Liability on borrowed metals, net	(11,979)	-
Proceeds from demand notes payable - related party
Proceeds from exercise of options	1,349	198
Net cash (used in) provided by financing activities	(4,078)	912

Effect of exchange rates	(737)	2,150

Net change in cash and cash equivalents	9,627	15,954
Cash and cash equivalents:
Beginning of period	54,250	16,263
End of period	$63,877	$32,217

See accompanying notes to condensed consolidated financial statements

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions, Inc.)
Condensed Consolidated Statements of Comprehensive Income
For the Nine Months Ended March 31
(amounts in thousands except per share data)
(Unaudited)

	2006	2005
Net Income	$29,872	$20,977

Other Comprehensive Income
Unrealized gain (loss) on securities, net of tax	(24)	(6)
Currency translation adjustment, net of tax	(737)	2,150
	$29,111	$23,121

See accompanying notes to condensed consolidated financial statements

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

(1) Description of Business

Description of Business

Escala Group, Inc., formerly known as Greg Manning Auctions, Inc. (together with its subsidiaries, “Escala” or the “Company”), is a global integrated network of companies in the collectibles market with operations in North America, Europe and Asia as well as on the Internet. The Company operates through three sales platforms: auctions, merchant/dealer operations and trading; and in two segments: collectibles and trading.

The Company’s auction subsidiaries are as follows: Ivy and Manning (formerly Mader) Philatelic Auctions, Greg Manning Galleries, Greg Martin Auctions, Greg Manning Nutmeg Auctions (d/b/a Nutmeg Stamp Sales), H.R. Harmer, Teletrade, North American Certified Trading (retail), Kensington Associates, Superior Sports Auctions, Bowers and Merena Auctions, Kingswood Coin Auctions, John Bull Auctions, Corinphila Auktionen, Heinrich Koehler Berliner Briefmarken-Auktionen, Heinrich Koehler Auktionshaus, Heinrich Koehler Briefmarkenhandel, Heinrich Koehler Verwaltungs, Auctentia Deutschland and Auctentia Subastas.

The Company’s merchant/dealer activities are conducted through Greg Manning Auctions and Central de Compras Coleccionables, S.L. of Madrid, which act as exclusive suppliers of philatelic material on a worldwide basis to Afinsa Bienes Tangibles, S.A. (“Afinsa”) of Madrid, Spain, pursuant to supply contracts. Afinsa is engaged, among other things, in commercial and trading activities involving tangible investment products, including philatelic material, in Europe. The Company also conducts merchant/dealer operations through Spectrum Numismatics International, one of the largest wholesalers of rare coins in the U.S.

At March 31, 2006 and 2005, Afinsa and Auctentia, S.L., its wholly owned subsidiary (“Auctentia”), collectively beneficially owned approximately 67% and 69%, respectively, of the Company’s outstanding common stock.

As a result of transactions under the supply agreements, for the nine months ended March 31, 2006 and 2005, Afinsa was the Company’s significant customer in the collectibles segment, with revenues accounting for $131,240 or 62%, and $75,144 or 46% of the collectibles revenues, respectively.

On July 15, 2005, the Company and Auctentia acquired all of the issued and outstanding capital stock of PMI Precious Metals, Inc. (“PMI”), a metals trading company engaged primarily in the wholesale purchase and sale of gold, silver, platinum, and palladium. The Company’s trading operations are conducted through PMI. The Company’s trading segment also provides financing to certain of its coin and bullion dealers, generally secured by bullion, semi-numismatic and numismatic material (or a combination thereof) owned by the borrower. The Company funds its financing activities through its capital as well as through its $67.5 million in bank lines of credit within which the Company has an approved sub-limit for the financing of such loans.

Basis of Presentation

The consolidated financial statements of the Company include the accounts of its wholly owned and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Minority interest relates to the recent acquisition, see Note 2.

The accompanying condensed consolidated balance sheets as of March 31, 2006 and June 30, 2005 and related condensed consolidated statements of earnings, stockholders’ equity, cash flows and comprehensive income for the nine months ended March 31, 2006 and 2005 have been prepared from the books and records maintained by the Company, in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and disclosures thereto in the Company’s Form 10-K for the year ended June 30, 2005 filed with the Securities and Exchange Commission. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

(2) Acquisitions

A-Mark Precious Metals, Inc. and Subsidiaries

On July 15, 2005, the Company and its majority shareholder Auctentia acquired all of the issued and outstanding capital stock of PMI, an indirect subsidiary of A-Mark Financial Corporation. The buyer was Spectrum PMI, Inc., a newly formed acquisition entity owned 80% by Spectrum Numismatics International, Inc., a wholly-owned subsidiary of the Company, and 20% by Auctentia. PMI is a full service metals trading company.

Tangible and intangible assets acquired:

Current assets	$60,329
Property and equipment	35
Goodwill	11,848
Other Intangible Assets- Non -compete	2,000

Total tangible and intangible assets acquired	74,212

Less current liabilities assumed	53,062

Total Purchase Price	$21,150

The aggregate purchase price was approximately $21,150 including acquisition costs of approximately $390. The purchase price allocation of assets purchased less liability assumed was $9,302 based upon management’s preliminary estimate of the fair value at the date of acquisition pending the final valuation of the fair value of assets using an independent valuation. In accordance with SFAS 141, Business Combinations, the excess of the purchase price over the net assets acquired was assigned to goodwill.

The following un-audited pro forma consolidated results of operations for the period assumes the acquisition of the subsidiaries had occurred as of July 1, 2004, giving effect to purchase accounting adjustments. The pro forma data is for informational purposes only and may not necessarily reflect the results of operations had those companies been operated as part of the Company since July 1, 2004.

	(Unaudited)
	Nine Months ended
	March 31,
	2006	2005

Total revenues	$2,683,417	$2,136,304
Net income	29,885	21,689

Basic earnings (loss) per share - Proforma	$1.07	$0.79
Diluted earnings (loss) per share - Proforma	$1.03	$0.76

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

Corinphila Auktionen

Effective July 31, 2005, the Company, which had owned 65% of the equity interest in Corinphila Auktionen AG, purchased the remaining 35% equity interest in that company, or 4,970 shares, with the result that the Company now owns 100% of the outstanding share capital of Corinphila. The exercise price was 1.600.000 CHF (approximately U.S.$1,270,000), of which 1.000.000 CHF was paid on July 30, 2005 and 600.000 CHF was paid on September 30, 2005. The sellers of the equity interest, Mr. Beato Vollenwieder and Mr. Martin Mader, are officers of Corinphila. The option to purchase this 35% interest, and the terms of such purchase, were set forth in a Share Purchase Agreement, dated September 19, 2002, between the sellers and Auctentia. Under the terms of the Share Purchase Agreement, Auctentia was able to designate the Company as the entity to exercise the option. In accordance with SFAS 141, the additional payment is recorded as goodwill. The results of this acquisition are not material.

Greg Martin Auctions

On October 14, 2005, the Company acquired the outstanding shares of Greg Martin Auctions, a specialty auction house based in San Francisco that features antique arms, armor, militaria and historical memorabilia with a focus on Western and Native American artifacts.

The aggregate purchase price was approximately $3.5 million payable in cash and notes. The purchase price allocation of assets purchased less liabilities assumed was $1,393 based upon management’s estimate of the fair value at the date of acquisition. In accordance with SFAS 141, Business Combinations, the excess of the purchase price over the net assets acquired was assigned to goodwill.

Tangible and intangible asset acquired:

Current assets	$1,061
Property and equipment	96
Goodwill	2,107
Other Intangible Assets- Customer lists	1,263

Total tangible and intangible assets acquired	4,527

Less current liabilities assumed	1,027

Total Purchase Price	$3,500

The results of operations of this acquisition are not material.

Heinrich Koehler Berliner Briefmarken-Auktionen

On January 9, 2006, the Company, which since September 2003 had owned 66.67% of the issued and outstanding equity interest of Heinrich Koehler Berliner Briefmarken-Auktionen, acquired the remaining 33.33% of such equity interest, with the result that the Company now owns 100% of the company. The aggregate purchase price was approximately $50. The sellers were Mr. Hans-Joachim Bull and Mr. Christian Burmeister. Mr. Burmeister is an officer of Koehler Berliner and Mr. Burmeister was until recently an employee of that company, and is expected to continue to perform services on a consulting basis. The results of this acquisition are not material.

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

The Company derives revenues from three primary sources:

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

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

The Company’s trading operations are conducted through PMI. The Company records sales of precious metals upon shipment and transfer of title. The Company records revenues from its metal assaying and melting services after the related services are completed. Financing revenue is recorded over the terms of the receivable and consists of interest and related fees.

(4) Accounts Receivable

Receivables consist of the following:

	March 31,	June 30,
	2006	2005

Collectibles:
Auction and trade	$19,217	$17,854
Trading:
Customer trade receivables	3,443	-
Wholesale trade advances	3,566	-
Due from brokers and other	377	-

	26,603	17,854
Allowance for doubtful accounts	(515)	(357)
	$26,088	$17,497

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

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

Receivables from trading operations

Customer trade receivables from trading represent short-term, non-interest bearing amounts due from metal sales and is generally secured by the related metals stored with the Company, a security interest, or by a letter of credit issued on behalf of the customer. Advances on refined materials represent metals advanced to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. Wholesale trade advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints. The Company periodically extends short-term credit through the issuance of notes receivable to pre-approved customers at interest rates determined on a customer-by-customer basis. Due from brokers and other principally consists of amounts due from brokers related to commodity hedging transactions (see Note 8).

As of March 31, 2006 and June 30, 2005, the allowance for doubtful accounts included in auction and trading receivables was approximately $515 and $357, respectively.

Secured Loans

CFC, the financing business, operating within the trading segment, makes secured loans at loan to value ratios (principal loan amount divided by the “liquidation value” of the collateral) of 50% to 90%. These loans are predominantly variable interest rate loans, with maturities from six to twelve months. At March 31, 2006, $6,300 was outstanding.

(5) Inventories

Inventories as of March 31, 2006 consisted of the following:

	Current	Non-current	Total
Precious Metals	$54,311		$54,311
Stamps	28,307	6,139	34,446
Coins	11,814	-	11,814
Arts and Antiques	326	-	326
Sports Collectibles	279	-	279
	$95,037	$6,139	$101,176

Inventories as of June 30, 2005 consisted of the following:

	Current	Non-current	Total
Stamps	$26,686	6,166	$32,852
Coins	13,859	-	13,859
Sports Collectibles	1,285	-	1,285
	$41,830	$6,166	$47,996

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

The above inventory amounts reflect net realizable (LCM) allowances of approximately $2,934 and $2,472 at March 31, 2006 and June 30, 2005, respectively. The non-current inventory represents an estimate of inventory for which there is a specific plan in place for their sale beyond one year after purchase. The classification as long-term is based on the expected period in which the Company expects to sell this inventory, if greater than a year from the balance sheet date. Once the selling period is identified, the non-current amounts are classified to current.

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

Inventories of precious metals principally include bullion and bullion coins and are stated at published market values. The unrealized gain resulting from the difference between market value and cost of physical inventories at March 31, 2006 totaled $4,485, and is included as reduction of the cost of product sold in the accompanying statement of income. Such gains are generally offset by the results of hedging transactions, which have been reflected as net loss (gain) on commodity contracts in the consolidated statements of income for the nine months ended March 31, 2006.

Inventories of precious metals include amounts borrowed from various suppliers under ongoing agreements (see Note 8), totaling $4,364 at March 31, 2006. The Company also hedges substantially all of its physical inventories through commodity hedge transactions (see Note 12).

The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers at March 31, 2006 totaled $3,099. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or insured under an all-risk insurance policy with the Company as the loss-payee.

(6)  Intangible Assets

Goodwill

The changes in the carrying value of goodwill for the nine months ended March 31, 2006 are as follows:

Balance- July 1, 2005	$9,427
Purchased Goodwill- A-Mark Precious Metals, Inc.	11,848
Purchased Goodwill- Corinphila Auktionen	1,873
Purchased Goodwill- Greg Martin Auctions	2,107
Purchased Goodwill- Heinrich Koehler Berliner Briefmarken-Auktionen	50

Balance - March 31, 2006	$25,305

Other Purchased Intangibles

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

At March 31, 2006, and June 30, 2005 acquired intangible assets were comprised of the following (in thousands):

March 31, 2006
	Estimated
	Useful Lives	Gross Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

Trademarks	5 - 16	$3,630	$(2,486)	$1,144
Customer Lists	3 - 5	3,245	(1,604)	1,641
Non-Compete Agreement	4	2,000	(353)	1,647
		$8,875	$(4,443)	$4,432

June 30, 2005
	Estimated
	Useful Lives	Gross Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value

Trademarks	5 - 16	$3,630	$(2,343)	$1,287
Customer Lists	3 - 5	1,980	(1,330)	650
		$5,610	$(3,673)	$1,937

All of the Company's intangible assets are subject to amortization. Amortization expense for acquired intangible assets for the nine months ended March 31, 2006 and 2005 were approximately $768 and $248, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

For The Twelve Month Period Ended
March 31,
Amount
2006	$1,127
2007	1113
2008	1062
2009	491
2010	190
Thereafter	449
Total	$4,432

(7) Marketable Securities

Investments in available for sale marketable securities as of March 31, 2006 and June 30, 2005 are as follows:

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

	Cost	Market Value	Unrealized Loss

Common Stock - March 31, 2006	$135	$94	$41

Common Stock - June 30, 2005	$135	$118	$17

(8) Related Party-Transactions

At March 31, 2006 and 2005, Afinsa and Auctentia collectively beneficially owned approximately 67% and 69%, respectively, of the Company’s outstanding common stock. Carlos de Figueiredo, a director of Afinsa and the son of a 50% stockholder of Afinsa, is the First Vice Chairman of the Board of the Company and until January 2006, was a director of three of the Company’s European subsidiaries, including Central de Compras Coleccionables, S.L. (“CdC”). Antonio Martins da Cruz, a member of the Company’s Board of Directors, is International and Institutional Relations Manager of Afinsa.

Esteban Pérez, Chairman of the Board of Directors and an executive officer of the Company, was Chairman of the Board of Directors and Chief Executive Officer of Auctentia until December 2005, when he resigned from such positions. Ramón Egurbide, President of European Operations for the Company, was Managing Director of Auctentia until December 2005. .

Escala and its wholly owned subsidiary, CdC are parties to separate agreements with Afinsa, each dated August 1, 2003, pursuant to which Escala and CdC have agreed to act as exclusive suppliers of collectibles for Afinsa, on a worldwide basis (See Note 1.)

At March 31, 2006 and June 30, 2005, the Company had outstanding accounts receivable balances from Afinsa of approximately $7,894 and $8,781, respectively, and such amounts are included in the accompanying Consolidated Balance Sheets as Accounts Receivable-related party. During the nine months ended March 31, 2006 and 2005, sales to Afinsa were approximately $131,240 and $75,144, respectively, and are included in the accompanying Consolidated Statements of Operations as Sales of Inventory - Related Party.

During the nine months ended March 31, 2006 and 2005, the Company also engaged in various transactions with entities affiliated with Greg Roberts, the President of our U.S. Coin Division.  For the nine months ended March 31, 2006 and 2005, the Company paid to these entities for various goods and services the amounts of $102 and $30 respectively.

On October 1, 2004, CdC, a wholly-owned subsidiary of the company, entered into an agreement with Filatelia Soler, a Spanish company, to provide certain consulting and advisory services to CdC. The cost of these services is based on a per diem rate of €.750 (approximately $1). The estimated annual cost of the consulting agreement is $200. The services are provided primarily by an individual who is also a principal in a Spanish company, Filasyl, that provides philatelic materials to CdC. Purchases of philatelic material from Filasyl from July 1, 2005 through March 31, 2006 were $19,399, or approximately 23% of total philatelic purchases during this period. Purchases of philatelic material from October 1, 2004 through March 31, 2005, were $4,843 or approximately 12% of total philatelic purchases during this period.

DooCollect, S.L., a subsidiary of Afinsa, acts as agent of CdC to sell material owned by CdC to third parties through various channels, including through the Internet. Sales through DooCollect in the nine months ended March 31, 2006 and March 31, 2005 were $37 and $140, respectively.

CdC has sold and expects to continue to sell certain art inventory through an art gallery (known as Metta Gallery) operated by Mundimer, S.L. that is a subsidiary of Afinsa. Sales through the Metta Gallery in the nine months ended March 31, 2006 and March 31, 2005 were $0 and $8 respectively.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

CdC also sells art material through Finarte Casa D’aste España, S.A. (Finarte), a subsidiary of Afinsa, which operates as an auction house. Sales of art through Finarte in the nine-month periods ended March 31, 2006 and 2005 were $0 and $40 respectively.

The Company granted options to certain employees of Afinsa for services. For the nine months ended March 31, 2006 and 2005 such amounts were recorded at fair value, which amounted to $0 and $130, respectively.

Through December 31, 2005, when the lease terminated, the Company leased office space from Afinsa in Madrid, Spain, of approximately 2,700 square feet at an annual rental of approximately $139.

On June 17, 2002, the Company entered into an amendment to the employment agreement with Mr. Greg Roberts, a director of the Company. In connection with the amendment, the Company made available to Mr. Roberts a non-interest bearing loan in the amount of $600. The loan is required to be repaid on an annual basis in three equal installments commencing February 18, 2006; provided that if Mr. Roberts is employed by the Company on the date that an installment is due, that installment payment will be forgiven, and that if his employment is terminated for death, disability, without cause or by Mr. Roberts with good reason (as defined), then the entire loan will be forgiven at the date of termination. If Mr. Robert’s employment terminates for cause or by Mr. Roberts without good reason, then the outstanding amount of the loan will accelerate and be due and payable within 30 days of termination. An aggregate of $600 has been disbursed under the loan agreement. During the quarter ended March 31, 2006, the first installment of $200 was forgiven and is included in salary expense. The current portion of $200 is included in prepaid expenses and other at March 31, 2006.

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

The Company has engaged in certain transactions with Andrew Levitt, a former director of the Company’s Nutmeg subsidiary. For the nine-month period ended March 31, 2006, the Company earned commissions of $1 for the sale of inventory consigned by Levitt to the Company as contemplated by the acquisition agreement. For the nine-month period ended March 31, 2005, the Company paid Levitt finders’ fees of $38 and earned commissions of $320 for the sale of inventory consigned by Levitt to the Company. The Company purchased inventory from Levitt during that period totaling $140.

(9)	Debt-Trading Segment

A-Mark Precious Metals, Inc. (“PMI”) has a borrowing facility (“Credit Facility”) with a group of financial institutions under an intercreditor agreement, which provides for lines of credit of up to $67,500, including a facility for letters of credit up to a maximum of $67,500 as of March 31, 2006. PMI routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. Borrowings are due on demand and totaled $37,500 for lines of credit and $2,500 for letters of credit at March 31, 2006. Amounts borrowed under the Credit Facility are secured by PMI’s receivables and inventories.

The Credit Facility contains certain restrictive financial covenants that require PMI and the Company to maintain a minimum level of tangible net worth, as defined, and a minimum ratio of tangible net worth to liabilities, among other items.

PMI also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

cash. PMI had net borrowed metals included in inventories with market values totaling $4,364 at March 31, 2006. Certain of these metals are secured by letters of credit issued under PMI’s Credit Facility, which totaled $2,500 at March 31, 2006.

Interest expense related to PMI’s borrowing arrangements totaled $1,424 in the nine months ended March 31, 2006.

(10)	Notes Payable and Capital Leases

The Company has an agreement with PNC Bank for a line of credit not to exceed $12,500, as amended in August 2005. Available borrowings are based on certain limitations as set forth in the agreement, and are reduced by any outstanding letters of credit. The loan is collaterized by accounts receivable, consignor advances and inventory. Borrowings under the line of credit bear interest at the “prime” rate; provided that the Company has the right, subject to certain conditions, to borrow at a rate equal to LIBOR plus 2.5% per annum. As amended, the facility expires on August 31, 2007. The agreement contains certain financial covenants; which include a limit on total debt and capital expenditures; debt to earnings before depreciation and amortization, interest, and taxes; fixed charge coverage; and minimum liquidity; as further defined in the debt agreement. For the quarter ended March 31, 2006, the Company was in breach of a financial covenant relating to a fixed charge ratio under the original 2004 loan agreement between Greg Manning Auctions and the bank. The Company has obtained a waiver from the bank of with respect to this breach; accordingly, the Company was not in default under the loan agreement as of such date. The Company characterizes this as a technical breach in that the covenant no longer aligned with the current business and structure of Escala. The amendment with the bank establishes revised covenant levels applicable to the Company’s current structure and also provides for a new covenant related to maintaining minimum net worth.	$5,750	$8,000

On December 22, 2004, the Company obtained a mortgage from PNC Bank, N.A., to finance the purchase of its New Jersey operations. The mortgage provides for 59 principal payments of $7 with a final payment of $882 due on January 1, 2010. Under the financing agreements, the bank may call the mortgage loan at any time, in which case the mortgage loan will be due and payable one year and one day following the exercise of such call option. Further, if the Company terminates its line of credit with the bank, the mortgage loan will be payable one year and one day following such termination.	1,203	1,269

On October 14, 2005, the Company obtained a note payable from the shareholders of Greg Martin Auctions to finance the acquisition of Greg Martin Auctions. The principal of $1,000 is due one year after the closing date and $1,000 two years after the closing date. The note bears an interest rate of 5% per annum, payable quarterly.	2,000	-

On July 1, 2004, one of the minority shareholders of Corinphila Auktionen made a loan to that company in the aggregate amount of $1,200. This loan bore interest at the rate of 4% per annum and was repaid in full in September 2005.	-	506

Other	59	73

Total Notes Payable	9,012	9,848

Less: current portion	1,147	667

Notes Payable-Long Term Portion	_______$7,865	________ $9,181

(11)	Payable to Third Party Consigners

Amounts payable to third party consigners represent amounts due the third party for the sale of their consigned inventory by the company.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

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

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at March 31, 2006:

1.	Inventories at market value	$ 54,311
2.	Unhedged inventory and numismatic inventory	(242)

3.	Bullion and bullion coin inventories at market	54,069
4.	Open inventory purchase commitments	48,143
5.	Unhedgable premium on metals positions	(1,087)
6.	Open inventory sale commitments	(37,145)
7.	Margin Sale Commitments	(3,945)
8.	Inventories under natural hedges:
9.	Inventory borrowed from suppliers	(4,364)
10.	Advances on Industrial Metals	682
11.	Advances on Refined materials	-

12.	Inventory subject to price risk	56,353

13.	Inventory fair value hedge transactions offsetting
	price risk:
14.	Precious metals forward contracts at market values	59,384
15.	Precious metals futures contracts at market values	(2,795)

16.	Total market value on inventory hedge transactions	56,589

17.	Net unhedged metals position at market	$ (236)

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

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

Open forward contracts and purchase and sale commitments of inventories are marked to the current market value, with any difference between the market value and underlying contract value recorded as a gain or loss in the financial statements. In the cost of sales- trading, the Company recorded a net unrealized loss on open commodity and forward contracts and purchase and sale commitments of ($3,536) as of March 31, 2006 and a net realized loss on closed commodity contracts of ($4,942) for the nine months ended March 31, 2006.

The Company had outstanding purchase and sale commitments from the trading segment arising in the normal course of business totaling $48,143 and $37,145 at March 31, 2006. The Company also had purchase and sale commitments related to open forward and futures contracts used in hedging its inventories totaling $59,384 and ($2,795) at March 31, 2006.

(13)	Income Taxes

Deferred tax attributes resulting from differences between financial accounting amounts and tax basis of assets and liabilities at March 31, 2006 and June 30, 2005 are as follows:

	March 31,	June 30,
	2006	2005
Current assets and liabilities
Allowance for doubtful accounts	$159	$89
Inventory valuation reserve	749	945
Inventory uniform capitalization	957	734
Unrealized net gain/ (losses) on futures	1,171	-
Lower of cost or market inventory adjustment	(1,570)	-
Charitable contribution carryforward	863	1,524

Net current deferred tax asset	$2,329	$3,292

Non-current assets and liabilities
Goodwill and intangible amortization and impairment	$1,153	$1,401
Depreciation	126	65
Net state operating and capital loss carry-forwards	1,706	1,668
Charitable contribution carryforward	2,591	4,571
Foreign tax credit carryforward	1,495	-
Investments in equity-method investees	210	204
Investments in marketable securities	78	67
	7,359	7,976

Valuation allowance, provision for income taxes	(1,786)	(4,314)

Net non-current deferred tax asset	$5,573	$3,662

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

 The realization of the above deferred tax assets is dependent on generating sufficient taxable income in the future to offset the deductibility of temporary differences generating the deferred tax assets. During the nine months ended March 31, 2006, the Company continues to believe that it is more likely than not that the results of future operations will generate sufficient taxable income to realize certain deferred tax assets. However, the Company still believed uncertainty exists regarding the reliability of certain deferred tax assets, and accordingly established a valuation allowance, based on management's estimates, against these specific deferred tax assets.

During the fourth quarter of fiscal 2005, the Company made a charitable contribution of an art collection with a de minimis carrying value that had been held for investment purposes. The Company has obtained a final qualified appraisal of the collection, which concluded that it had a value of approximately $14.7 million, resulting in a charitable contribution deduction with a tax benefit of approximately $5.0 million. This charitable contribution deduction will be limited to 10% of the Company’s Federal taxable income (as computed with certain adjustments) each year and will expire in the year 2010 to the extent not utilized.

The provision for income taxes for the nine months ended March 31, 2006 and 2005 consist of the following:

	Income taxes for Nine Months
	March 31,	March 31,
	2006	2005

Current tax expense	$18,693	$11,566
Deferred tax expense	1,245	2,111
Net change in valuation allowance	(2,528)	-
	$17,410	$13,677

The above is further comprised of the following:

Current tax expense
Federal	$408	$8,387
State	270	1,197
Foreign	18,015	1,982
	$18,693	$11,566

Deferred tax expense - net of change in valuation allowance
Federal	$(1,294)	$1,362
State	11	749
	$(1,283)	$2,111

The Company has remaining available net operating loss carry forwards for state tax purposes of approximately $2,200 expiring at various times beginning in the fiscal years ending 2008 through 2012.

The Company provided for United States income taxes and foreign withholding taxes on a distribution of $11,730 from its Spanish subsidiary. The Company did not provide for United States income taxes and foreign withholding taxes on a cumulative total of $36,824 of undistributed earnings from foreign entities. Should the Company repatriate the undistributed foreign earnings, the Company would have to adjust the income tax provision in the period management determined that the Company would repatriate the earnings. Since the tax related to the $11,730 dividend is substantially reduced by a foreign tax credit, the net tax effect is minimal.

(14)	Earnings per common and common equivalent share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Nine months ended
	March 31,
	2006	2005
BASIC EARNINGS PER SHARE:
Numerator:
Earnings available to common stockholders	$29,872	$20,977

Denominator:
Weighted average common shares outstanding	27,832	27,393

Net earnings per share - Basic	$1.07	$0.77

DILUTED EARNINGS PER SHARE:
Numerator:
Earnings available to common stockholders	$29,872	$20,977

Denominator:
Weighted average common shares outstanding	27,832	27,393

Effect of dilutive securities - stock options	1,182	1,299

Weighted average common shares - assuming dilution	29,014	28,692

Net earnings per share - Diluted	$1.03	$0.73

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

Common share equivalents consist of employee stock options using the treasury stock method. For the nine months ended March 31, 2006 and 2005, 0 and 658,500 employee stock options, respectively, were excluded from the computation of diluted net income per share because the exercise price of these options was greater than the average market price of the Company’s common stock during the period, and therefore the effect is antidilutive.

(15)	Stock-Based Compensation

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

On January 10, 2005, prior to the adoption of SFAS 123(R), the Compensation Committee of the Company’s Board of Directors approved the acceleration of the unvested portion of all options to purchase shares of the Company’s Common Stock awarded under the Company’s Stock Incentive Plan of 1997, as amended, having an exercise price greater than the closing price at December 31, 2004 of $12.40 per share. This acceleration was effective as of December 31, 2004 and relates to 312,500 options that were granted on June 30, 2004 to executive officers and directors of the Company. The new vest date applies to the unvested one-half of the shares in the original grants. The closing price of our common stock on December 31, 2004 was $12.37.

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

The following table illustrates the effect on net earnings per common share as if the fair value method had been applied to all outstanding awards for the nine months ended March 31, 2005:

Net income as reported	$20,977

Deduct:
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	1,725
Pro forma net income	$19,252

Net income per share:
Basic earnings per share - as reported	$0.77
Basic earnings per share - proforma	$0.70

Net income per share:
Diluted earnings per share - as reported	$0.73
Diluted earnings per share - proforma	$0.67

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

Beginning with our 2006 fiscal year, with the adoption of SFAS 123(R), we recorded stock based compensation expense for the cost of stock options. Stock based compensation expense for the nine months ended March 31, was $890. Stock based compensation expense for the year ended June 30, 2006 is expected to be approximately $1,293.

(16)	Segment Reporting

The Company’s continuing operations are organized under two business segments - collectibles and trading.

The table below presents revenues for the Company’s operating segments, as well as a reconciliation of segment revenues to total revenues from operations for the nine months ended March 31, 2006 and 2005:

	Nine Months Ended
	March 31,
	2006	2005

Collectibles	$213,325	$162,742
Trading	2,358,635	-

Total segment revenues	$2,571,960	$162,742

The table below presents income before taxes for the Company’s operating segments, as well as a reconciliation of segment Income Before Taxes to Income from Continuing Operations Before Taxes for the nine months ended March 31, 2006 and 2005:

	Nine Months Ended
	March 31,
	2006	2005

Collectibles	$46,315	$34,654
Trading	1,210	-

Segment income before taxes	$47,525	$34,654

The table below presents assets for the Company’s operating segments, as well as a reconciliation of segment assets to consolidated assets as of March 31, 2006 and June 30, 2005

	March 31,	June 30,
	2006	2005

Collectibles	$173,522	$158,450
Trading	82,857	-

Total segment assets	$256,379	$158,450

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

(17)	Other Major Customers (Excluding Afinsa)

In its collectibles segment, the Company had no other major customers for the nine months ended March 31, 2006 and 2005, respectively.

In its trading segment, the Company had two customers that made up 38%- of revenues for that segment.

Major customers (other than Afinsa) are those that accounted for more than 10% of sales.

(18)	Commitments and Contingencies

Leases

On August 1, 2005, the Company executed an agreement to lease facilities in New York City. The term of the lease is three years. Annual rentals are approximately $210 per year. On October 1, 2005, the Company executed an agreement to lease additional facilities in New York City. The term of the lease is 10 years. Annual rentals are approximately $400 per year for the first 5 ½ years and $425 per year for the last 4 ½ years.

On January 6, 2005, the Company executed an agreement to lease approximately 8,000 square feet in Madrid, for approximately $268 per year. The term of the lease is 15 years.

On January 6, 2006 the Company executed an agreement to lease 3,333 square feet of office space in Santa Monica, CA at a cost of $120 per year commencing May 1, 2006. The term of the lease is five years with annual increases in cost of 3%.

On February 9, 2006, the Company executed a lease for approximately 20,000 (initially 16,000) square feet of office space in Irvine, California. The term of the lease will commence after certain construction is completed, which is expected to occur by June 1, 2006. The lease has a five-year term, and provides for an initial base rent of approximately $345 per annum, increasing to $449 in year two, $461 in year three, $473 in year four and $485 in the final year of the term.

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

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

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

(19)	Geographic Information

Geographic net sales based on customer location were as follows:

	Nine Months ended
	March 31,
United States	$2,445,542	$82,682
Asia Pacific	1,425	-
Europe	124,993	80,060
	$2,571,960	$162,742

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

Net property, plant and equipment by geographic area was as follows:

	March 31,	June 30,
	2006	2005

United States	$2,424	$2,369
Spain	2,957	894
Other Europe	269	32
	$5,650	$3,295

(20)	Supplementary Cash Flow Information

Following is a summary of supplementary cash flow information:

	Nine Months
	March 31,
	(In Thousands)
	2006	2005

Interest paid	$1,661	$758

Income taxes paid	15,553	14,814

(21) New Accounting Pronouncements

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

(22)  Subsequent Event

On May 9, 2006, Spanish judicial authorities collected documents from Afinsa Bienes Tangibles, S.A. (Afinsa) of Madrid, Escala's 67% shareholder and major customer, comprising 62% of the collectibles revenue for the period ended March 31, 2006. On the same day, Spanish authorities also collected documents at Escala offices in Madrid. As part of these searches, normal operations at these offices were suspended. The Company understands that the collection of documents was part of an investigation of Afinsa relating to possible tax evasion, money laundering, criminal insolvency and falsification of documents.

The Company has also been advised that certain members of the board of directors of Afinsa, including Carlos de Figueiredo, an Afinsa representative on Escala's board, have been questioned by Spanish authorities.

The Company has not been advised that it is the target of any investigation by Spanish authorities.

The Company is undertaking to acquire all available information relating to these issues and intend to take all appropriate steps in response to them.

The effect of these developments on the business and financial condition of Escala cannot be determined at this time. A significant portion of the Company’s collectibles revenue and gross profit are attributable to sales to Afinsa. Unless offset by increases in other areas of the Company’s business, a significant decrease in the level of sales to Afinsa, or the termination of the supply arrangements with Afinsa, would have a material adverse effect on the Company’s financial condition and results of operations.

The Company is unable at this time to predict whether these developments will result in any kind of formal proceeding against the Company and is unable to assess the likelihood of a favorable or unfavorable outcome of any such action, or to estimate the amount of liability in the event of an unfavorable outcome. As such, no amounts have been recorded in the accompanying financial statements.

ESCALA GROUP, INC.
(Formerly Greg Manning Auctions Inc.)
Notes to Condensed Consolidated Financial Statements
(amounts in thousands except for per share data)

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

Current Development

On May 9, 2006, Spanish judicial authorities collected documents from Afinsa Bienes Tangibles, S.A. (Afinsa) of Madrid, Escala's 67% shareholder and major customer, comprising 62% of the collectibles revenue for the period ended March 31, 2006. On the same day, Spanish authorities also collected documents at Escala offices in Madrid. As part of these searches, normal operations at these offices were suspended. The Company understands that the collection of documents was part of an investigation of Afinsa relating to possible tax evasion, money laundering, criminal insolvency and falsification of documents.

The Company has also been advised that certain members of the board of directors of Afinsa, including Carlos de Figueiredo, an Afinsa representative on Escala's board, have been questioned by Spanish authorities.

The Company has not been advised that it is the target of any investigation by Spanish authorities.

The Company is undertaking to acquire all available information relating to these issues and intend to take all appropriate steps in response to them.

The effect of these developments on the business and financial condition of Escala cannot be determined at this time. A significant portion of the Company’s collectibles revenue and gross profit are attributable to sales to Afinsa. Unless offset by increases in other areas of the Company’s business, a significant decrease in the level of sales to Afinsa, or the termination of the supply arrangements with Afinsa, would have a material adverse effect on the Company’s financial condition and results of operations.

The Company is unable at this time to predict whether these developments will result in any kind of formal proceeding against the Company and is unable to assess the likelihood of a favorable or unfavorable outcome of any such action, or to estimate the amount of liability in the event of an unfavorable outcome. As such, no amounts have been recorded in the accompanying financial statements.

Results of Operations (Amounts in thousands except as noted or per share information)

General

The Company’s continuing operations are organized under two business segments: collectibles and trading.

	For the Nine Months Ended March 31
	(In Thousands, except for percentages)
	March 31,		Percentages
	2006	2005	2006	2005

Aggregate Sales	$2,623,819	$210,694	100%	100%

By Source:
Trading	$2,358,635	$-	90%	0%
Auction	82,344	69,057	3%	33%
Merchant/Dealer			0%	0%
Sales of Inventory	51,600	66,493	2%	32%
Related Party	131,240	75,144	5%	36%
	$2,623,819	$210,694	100%	100%

By Collectible Type:
Precious Metals	$2,358,635	$-	90%	0%
Philatelics	173,054	109,520	7%	52%
Numismatics	85,585	100,790	3%	48%
Sports Collectibles	1,721	384	0%	0%
Art and Antiques	4,688	-	0%	0%
Other Collectibles	136		0%
	$2,623,819	$210,694	100%	100%

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

The Company’s operating expenses consist of general and administrative expenses, salaries, and marketing and depreciation expenses for the nine months ended March 31, 2006 and March 31, 2005. General and administrative expenses are incurred to provide support and services to those employees, including the physical facilities and data processing. Marketing expenses are incurred to promote the services of the Company to sellers and buyers of collectibles through advertising and public relations, producing and distributing its auction catalogs and conducting auctions.

The Company is a party to separate supply agreements with Afinsa, dated August 1, 2003, as amended. Afinsa is engaged, among other things, in commercial and trading activities involving tangible investment products, including philatelic material, in Europe. The business purpose of these contracts is for the Company to act as exclusive suppliers of philatelic material for Afinsa on a worldwide basis, in exchange for which the Company receives the purchase price for all goods sold, as well as a sourcing fee on all material. Greg Manning Auctions, a division of Escala, acts under the contracts in the United States and Hong Kong, and CdC acts all other geographic locations. As amended, the supply agreements will terminate on August 1, 2013, unless sooner terminated by either party. Sales of philatelic material to Afinsa under the agreements are made via the fulfillment of purchase orders from Afinsa. In order to meet the philatelic requirements of Afinsa under the agreements, the Company has developed relationships with networks of suppliers in the United States and Europe.

In addition to receiving the purchase price for the material sold, the Company receives a fee from Afinsa for the processing and handling of the stamps. The fee is in the amount of 10% of the amount of the material sold. The processing and handling services performed by the Company include the following: a multi-level inspection and quality control check on every item that is proposed to be supplied to Afinsa, ensuring that the material is in the format and of the quality specified by Afinsa, maintaining a grading system on suppliers, and preparing and maintaining back-up documentation for all material supplied to Afinsa. The fee is calculated based on the amount of each particular invoice and is included on such invoice. Revenue is recognized upon shipment of the goods.

In addition to the 10% fee described above, pursuant to the supply contract CdC receives a fee from Afinsa equal to 2% of the purchase price of all material sold directly to Afinsa by GMA in the United States. This fee is for services rendered to Afinsa by CdC after the material is shipped from the United States. These additional services include further quality verification, expertising and final processing of the material. This 2% fee is invoiced separately to Afinsa and revenue is recognized upon final shipment of the material to Afinsa.

All transactions with Afinsa are “related party” transactions under applicable Nasdaq listing standards and, as such, are approved by the Audit Committee of the Board of Directors.

Sales of inventory to Afinsa (a related party) under the exclusive supply contracts represented a significant portion of the Company’s aggregate sales, revenue and gross profit for the nine months ended March 31, 2006. There is no assurance that such sales, revenues and gross profit will continue at this level (see “Issues and Uncertainties”, below).

Three months ended March 31, 2006 compared with the three months ended March 31, 2005
Revenues	Three Months Ended March 31, 2006				Three Months Ended March 31, 2005
		Cost of				Cost of
		Goods	Gross	Gross		Goods	Gross	Gross
	Revenues	Sold	Profit	Profit %	Revenues	Sold	Profit	Profit %
Sales of inventory	$28,669	$24,135	$4,534	15.8%	$25,185	$23,168	$2,017	8.0%
Sales of inventory- related party	45,525	27,248	18,277	40.1%	26,027	10,868	15,159	58.2%
Auction Commissions	3,623	-	3,623	100.0%	4,500	-	4,500	100.0%
Collectibles Revenues	77,817	51,383	26,434	34.0%	55,712	34,036	21,676	38.9%
Trading Revenues	1,058,096	1,055,278	2,818	0.3%	-	-	-	0.0%
	$1,135,913	$1,106,661	$29,252	2.6%	$55,712	$34,036	$21,676	38.9%

The above chart details the revenues and gross profit by the two segments, collectibles and trading. As the trading segment is new to the Company in the current quarter, the discussion to follow will primarily focus on the collectibles market.

The Company recorded an increase in total revenues in the collectibles market of approximately $22,105 (39.7%), to approximately $77,817 for the three months ended March 31, 2006 from approximately $55,712 for the three months ended March 31, 2005.

Sales of Inventory - Related Party of $45,525 for the three months ended March 31, 2006 was an increase of $19,498 (74.9%) from the $26,027 recorded for the three months ended March 31, 2005. The increase was attributable to higher demand under our exclusive supply contract with Afinsa. The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee (in certain cases, 12%) provided for under the contracts.

For the three months ended March 31, 2006 and 2005, the total revenue in the collectibles market was approximately $77,817 and $55,712, respectively. Of these collectible segment totals, $74,194 and $51,212, respectively were from sales of owned inventory and approximately $3,623 and $4,500, respectively were from commissions resulting from sales of consigned materials.

The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

Trading revenues for the three months ended March 31, 2006 were approximately $1,058,096 due to increased demand and higher prices in the gold market.

Gross Profit:

Gross profit in the collectibles market increased approximately $4,758 (22.0%), to approximately $26,434 for the three months ended March 31, 2006 from approximately $21,676 for the three months ended March 31, 2005. The overall gross profit percentage decreased from 38.9% for the three months ended March 31, 2005 to 34.0% for the three months ended March 31, 2006. The decrease in gross profit percentage was due to a decrease in gross profit percentage in sales of inventory from 33.5% for the three months ended March 31, 2005 to 30.7% for the three months ended March 31, 2006. The decrease of auction commissions of approximately $877 to $3,623 for the three month ended March 31, 2006 from $4,500 for the three months ended March 31, 2005 also contributed to the overall decrease in gross profit percentage because the gross profit percentage on auction commissions is 100%. Gross profit percentage from sales to related party decreased from 58.2% to 40.1% for the three months ended March 31, 2006.

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

Gross profit percentage in the trading segment was approximately 0.3%. The gross margins in the trading business are dependant on the volatility of commodity prices and are generally less than 1%. Changes in gross margins in the future will be based on the volatility of the price of metals, interest rates, and product mix.

Operating Expenses:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
	Collectibles	Trading	Total	Collectibles	Trading	Total
General & Administrative	$5,542	$756	$6,298	$3,827	$-	$3,827
Salaries and Wages	4,296	784	5,080	3,101	-	3,101
Depreciation and Amortization	411	132	543	299	-	299
Marketing	748	(7)	741	1,062	-	1,062
	$10,997	$1,665	$12,662	$8,289	$-	$8,289

The above chart details the operating expenses for the quarters ended March 31, 2006 and 2005 by the two segments, collectibles and trading. As the trading segment is new to the Company in the current fiscal year, the discussion to follow will primarily focus on the collectibles market.

The Company’s operating expenses in the collectibles market increased approximately $2,708 (32.7%) during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

General and administrative expenses in the collectibles market increased approximately $1,715 (44.8%) from $3,827 for the three months ended March 31, 2005 to $5,542 for the three months ended March 31, 2006. Auction expenses are included in general and administrative expenses and decreased $23 (2.7%) from $840 for the three months ended March 31, 2005 to $817 for the three months ended March 31, 2006.

Exclusive of auction expenses, there was an increase in general and administrative expenses of approximately $1,738 (58.2%). The increase in general and administrative was generally due to (a) general and administrative expenses of newly acquired Greg Martin Auctions, (b) increase in legal and accounting fees related to the ongoing compliance with Sarbanes-Oxley requirements and other compliance and review matters and (c) expenses related to the Escala name change and the relocation of the Company’s corporate headquarters.

Salaries and wages increased approximately $1,195 (38.5%) for the three months ended March 31, 2006. The increase was due to a third quarter charge of $165 for stock based compensation as the Company implemented SFAS 123R effective July 1, 2005. The additional increase in salaries and wages was due to increases in executive compensation as a result of the negotiation of new employment contracts for key positions including the new president and CEO.

Marketing expenses in the collectibles market decreased approximately $314 (29.6%), to $748 for the three months ended March 31, 2006 from $1,062 for the three months ended March 31, 2005. The major components of marketing expense are catalogs and auction advertising.

Depreciation and amortization in the collectibles market increased for the three months ended March 31, 2006 by approximately $112 (37.5%). The increase over prior quarter is due primarily to an increase in amortization of intangible assets due to acquisitions made in the second quarter.

Increased costs in the collectibles market for the three months ended March 31, 2006 were offset by revenue and margin increases to increase total operating income in the collectibles segment by $2,050 to $15,437 for the three months ended March 31, 2006 from $13,387 for the three months ended March 31, 2005. Operating costs as a percentage of operating revenue decreased to 14.1% for the three months ended March 31, 2006 from 14.8% for the three months ended March 31, 2005. As compared to aggregate sales in the collectibles segment, the operating costs were 11.6% for the three months ended March 31, 2006 an increase from 11.1% for the three months ended March 31, 2005.

Operating expenses for the trading segment totaled $1,665 for the three months ended March 31, 2006. The company is amortizing a non-compete agreement related to the acquisition totaling $2,000 that will be amortized over four years. Amortization expense relating to this contract in the current quarter totaled $100.

Interest income and expense:

Total interest expense (net of interest income) for the three months ended March 31, 2006 increased approximately $156 from the three months ended March 31, 2005, from an income of approximately $34 to expense of $122.

In the collectibles segment, an increase in interest expense (net of interest income) of approximately $257 for the three months ended March 31, 2006 added to the income of approximately $34 for the three months ended March 31, 2005, generated an income of approximately $291 for the quarter. Interest income in the collectibles segment increased by $111 for the three months ended March 31, 2006 over March 31, 2005. In addition, interest expense in the collectibles segment decreased by approximately $146. Interest expense decreased because of a reduction in debt since September 30, 2004. Specifically, since December 31, 2004, the Company has paid off a loan in the amount of $4,000 from a privately held capital fund, as well as paid off a revolving credit agreement in the amount of $2,500 with Banco Santander Central Hispano, S.A.

For the quarter ended March 31, 2006, the trading segment recorded interest income of approximately $316 and interest expense of approximately $728.

Provision for Income Taxes:

The Company’s effective tax rates for the three months ended March 31, 2006 and March 31, 2005 were approximately 35% and 38%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control. The decrease in the effective tax rate is due primarily from increased incomes in Spain (where the effective tax rate is 35%). Therefore, the provision for foreign taxes increase $5,819 from $548 for the three months ended March 31, 2005 to $6,367 for the three months ended March 31, 2006.

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

Net Income:

The Company’s increase in gross profit of approximately $7,576 for the three months ended March 31, 2006, combined with the increase in operating expenses of $4,373, created a net gain of $3,203 in operating income. Net of taxes, the increase in gross profit minus the rise in operating expense resulted in an increase in net income of $2,256.

 Nine months ended March 31, 2006 compared with the nine months ended March 31, 2005

Revenues	Nine Months Ended March 31, 2006				Nine Months Ended March 31, 2005
		Cost of				Cost of
		Goods	Gross	Gross		Goods	Gross	Gross
	Revenues	Sold	Profit	Profit %	Revenues	Sold	Profit	Profit %
Sales of inventory	$70,322	$60,707	$9,615	13.7%	$76,167	$70,595	$5,572	7.3%
Sales of inventory- related party	131,240	74,517	56,723	43.2%	75,144	33,868	41,276	54.9%
Auction Commissions	11,763	-	11,763	100.0%	11,431	-	11,431	100.0%
Collectibles Revenues	213,325	135,224	78,101	36.6%	162,742	104,463	58,279	35.8%
Trading Revenues	2,358,635	2,352,731	5,904	0.3%	-	-	-	0.0%
	$2,571,960	$2,487,955	$84,005	3.3%	$162,742	$104,463	$58,279	35.8%

The above chart details the revenues and gross profit by the two segments: collectibles and trading. As the trading segment is new to the Company in the current fiscal year, the discussion to follow will primarily focus on the collectibles market.

The Company recorded an increase in total revenues in the collectibles market of approximately $50,583 (31.1%), to approximately $213,325 for the nine months ended March 31, 2006 from approximately $162,742 for the nine months ended March 31, 2005.

Sales of Inventory - Related Party of $131,240 for the nine months ended March 31, 2006 was an increase of $56,096 (74.7%) from the $75,144 recorded for the nine months ended March 31, 2005. The increase was attributable to higher demand under our exclusive supply contract with Afinsa. The revenue attributable to transactions under the exclusive supply contracts with Afinsa includes the 10% fee provided for under the contracts.

For the nine months ended March 31, 2006 and 2005, the total revenue in the collectibles market was approximately $213,325 and $162,742, respectively. Of these collectible segment totals, $201,562 and $151,311, respectively, were from sales of owned inventory and approximately $11,763 and $11,431, respectively were from commissions resulting from sales of consigned materials.

The variation in any year in the composition of total revenues (as between revenues resulting from inventory sales and commissions resulting from consignment sales) is largely a function of availability, market demand and conditions.

PMI, which conducts its business in the trading segment, was acquired on July 15, 2005; therefore, the first quarter contains eleven weeks of trading revenues. Trading revenues for 36 weeks ended March 31, 2006 were approximately $1,300,539. Trading revenues for the period July 1-July 14, 2005 approximated $111,457. The first quarter includes the summer months, which is typically the weakest quarter in the trading segment.

Gross Profit:

Gross profit in the collectibles market increased approximately $19,822 (34.0%), to approximately $78,101 for the nine months ended March 31, 2006 from approximately $58,279 for the six months ended March 31, 2005. The overall gross profit percentage increased from 35.8% for the nine months ended March 31, 2005 to 36.6% for the nine months ended March 31, 2006. The increase in gross profit percentage was due to an increase in gross profit percentage in sales of inventory from 31.0% for the nine months ended March 31, 2005 to 32.9% for the nine months ended March 31, 2006. The increase of auction commissions of approximately $332 (3.0%) to $11,763 for the nine months ended March 31, 2006 from $11,431 for the nine months ended March 31, 2005 also contributed to the overall increase in gross profit percentage because the gross profit percentage on auction commissions is 100%. Gross profit percentage from sales to related party decreased from 54.9% to 43.2% for the nine months ended March 31, 2006.

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

Gross profit percentage in the trading segment was approximately 0.3%. The gross margins in the trading business are dependant on the volatility of commodity prices and are generally less than 1.0%. Changes in gross margins in the future will be based on the volatility of the price of metals, interest rates, and product mix.

 Operating Expenses:
	Nine Months Ended			Nine Months Ended
	March 31, 2006			March 31, 2005
	Collectibles	Trading	Total	Collectibles	Trading	Total
General & Administrative	$16,322	$1,926	$18,248	$9,924	$-	$9,924
Salaries and Wages	12,275	1,700	13,975	9,569	-	9,569
Depreciation and Amortization	1,133	374	1,507	856	-	856
Marketing	2,544	36	2,580	2,778	-	2,778
	$32,274	$4,036	$36,310	$23,127	$-	$23,127

The above chart details the operating expenses for the quarters ended March 31, 2006 and 2005 by the two segments, collectibles and trading. As the trading segment is new to the Company in the current fiscal year, the discussion to follow will primarily focus on the collectibles market.

The Company’s operating expenses in the collectibles market increased approximately $9,147 (39.6%) during the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.

General and administrative expenses in the collectibles market increased approximately $6,398 (64.5%) from $9,924 for the nine months ended March 31, 2005 to $16,322 for the nine months ended March 31, 2006. Auction expenses, included in general and administrative expenses, decreased $8 (.3%) from $2,454 for the nine months ended March 31, 2005 to $2,446 for the nine months ended March 31, 2006.

Exclusive of auction expenses, there was an increase in general and administrative expenses of approximately $6,406 (85.8%). The increase in general and administrative expenses was due primarily to increases in legal and accounting fees related to the final implementation of Sarbanes-Oxley requirements and other compliance matters, expenses related to the Escala name change and the move of corporate headquarters to New York City, and additional expenses related to acquisitions made in the nine months ended March 31, 2006.

Salaries and wages increased approximately $2,706 (28.3%) for the nine months ended March 31, 2006. The increase was due to charges of $890 for stock-based compensation as the Company implemented SFAS 123R effective July 1, 2005. The additional increase in salaries and wages was due to increase in executive compensation as a result of the negotiation of new employment contracts for key positions including the new president and CEO.

Marketing expenses in the collectibles market decreased approximately $234 (8.4%) to $2,544 for the nine months ended March 31, 2006 from $2,778 for the nine months ended March 31, 2005. The decrease in marketing expenses was due primarily to promotion expenses related to the Escala name change. The other major components of marketing expense are catalogs and auction advertising.

Depreciation and amortization in the collectibles market increased for the nine months ended March 31, 2006 by approximately $277 (32.4%). The increase over the prior period is due primarily to an increase in amortization of intangible assets due acquisitions made in the second quarter.

Increased costs in the collectibles market for the nine months ended March 31, 2006 were offset by revenue and margin increases resulting in an increase in total operating income in the collectibles segment of $10,675 to $45,827 for the nine months ended March 31, 2006 from $35,152 for the nine months ended March 31, 2005. Operating costs as a percentage of operating revenue increase to 15.1% for the nine months ended March 31, 2006 from 14.2% for the nine months ended March 31, 2005. As compared to aggregate sales in the collectibles segment, the operating costs were 12.2% for the nine months ended March 31, 2006 an increase from 11.1% for the nine months ended March 31, 2005.

Operating expenses for the trading segment totaled $4,036 for March 31, 2006. Included in PMI’s nine-month expenses were one-time signing bonuses and bank fees totaling approximately $115 and consulting fees of $113 that stem from a twelve-month consulting agreement with a total value of $150. In addition, the company is amortizing a non-compete agreement related to the acquisition totaling $2,000 that will be amortized over four years. Amortization expense relating to this contract in the current quarter totaled $100.

Interest income and expense:

Total interest expense (net of interest income) for the nine months ended March 31, 2006 decreased approximately $74 from the nine months ended March 31, 2005, from an expense of approximately $96 to income of approximately $22.

In the collectibles segment, an increase in interest expense (net of interest income) of approximately $752 for the nine months ended March 31, 2006, added to the expense of approximately $96 for the nine months ended March 31, 2005, generated an income of approximately $656 for the nine-month period. Interest income in the collectibles segment increased by $278 for the nine months ended March 31, 2006 over March 31, 2005. In addition, interest expense decrease by $473. Interest expense has paid off a loan in the amount of $4,000 form a privately held capital fund, as well as, paid off a revolving credit agreement in the amount of $2,500 with Banco Santander Central Hispano, S.A.

Provision for Income Taxes:

The Company’s effective tax rates for the nine months ended March 31, 2006 and March 31, 2005 were approximately 36.6% and 39.5%, respectively. The rate is based on a blended rate consisting of U.S. Federal, state and foreign statutory income tax rates. Our effective tax rate could be adversely affected by several factors, many of which are outside of the Company’s control. The decrease in the effective tax rate is due primarily from increased incomes in Spain (were the effective tax rates are 35%). Therefore, the provision for foreign taxes increased $14,463 from $1,982 for the nine months ended March 31, 2005 to $16,445 for the nine months ended March 31, 2006.

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

Net Income:

The Company’s increase in gross profit of approximately $25,726 for the nine months ended March 31, 2006, coupled with an increase in operating expenses of $13,183 resulting in a net gain of $12,543 in operating income and net of taxes resulted in an increase in net income of $8,895.

Liquidity and Capital Resources

At March 31, 2006, the Company’s working capital position was approximately $109,512 compared to approximately $94,577 as of June 30, 2005. The net increase of approximately $14,935 in working capital was largely due to an increase in inventory and trading accounts receivable of $53,207 and $14,591, respectively, offset by increases in short-term lines of credit of $37,500, increases in the liability on borrowed metals of $4,364 and increases in accounts payable of $22,996. All of these increases were primarily the result of the PMI acquisition as of July 15, 2005.

The Company used cash for investing activities for the nine months ended March 31, 2006 of approximately $23,329. This was primarily PMI acquisition as of July 15, 2005 and the Greg Martin Auctions acquisition as of October 14, 2005.

The Company’s cash from financing activities decreased approximately $4,078 for the nine months ended March 31, 2006, primarily the result of an decrease of liabilities on borrowed metals.

The Company believes that the current cash position will provide the Company with the necessary funds to meet our operating and capital expenditure needs for the next twelve months.

Contractual Obligations.

Our contractual obligations related to non-cancelable operating and capital leases at March 31, 2006 were as follows:

	Payment due by period
		Less than	1 to 3	3 to 5	More than
	Total	1 year	years	years	5 years
Lines of Credit	43,250	37,500	5,750	-	-
Liability on Borrowed Metals	4,364	4,364	-	-	-
Open inventory purchase commitments	48,143	48,143	-	-	-
Notes Payable	2,000	1,000	1,000	-	-
Mortgage	1,203	88	1,115	-	-
Capital Lease and Other Debt Obligations	59	59		-	-
Operating Lease Obligations	20,001	2,665	5,972	4,391	6,973
Total	119,020	93,819	13,837	4,391	6,973

Critical Accounting Policies

The critical accounting policies are described on pages 24 through 26 of the Company’s Annual Report on Form 10K for the year ended June 30, 2005. In the Company’s circumstances, management believes its “critical accounting policies” are those, which encompass the use of estimates (because of inherent subjectivity), revenue recognition, allowance for doubtful accounts and sales returns, inventory valuation and classification and deferred tax valuation allowance.

Issues and Uncertainties

From time to time, information provided by the Company, including but not limited to statements in this report, or other statements made by or on behalf of the Company, may contain “forward-looking” information within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements involve a number of risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The cautionary statements set forth below identify important factors that could cause actual results to differ materially from those in any forward-looking statements made by or on behalf of the Company:

•
Although the Company’s results of operations for the year ended June 30, 2005 and the quarter ended March 31, 2006 reflect a material improvement over the results of prior periods, a significant portion of the Company’s aggregate sales, revenue and gross profit for such periods was attributable to sales to Afinsa (a related party). There is no assurance that such sales, revenues and gross profit will continue at these levels. A decrease in the level of sales to Afinsa, or the termination of the supply agreements with Afinsa could have a material adverse effect on the Company. There is no minimum level of sales provided for under the supply agreements with Afinsa, and the agreements may be terminated upon six month’s notice by either party.

•
Our recent acquisitions of companies, in particular those which operate outside the United States, have provided us with challenges in implementing the required processes and procedures in those operations. We, therefore, have devoted substantial time and have incurred, and will continue to incur, substantial costs to ensure ongoing compliance.

•
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

•
During the fourth quarter of fiscal 2005, the Company made a charitable contribution of an art collection with a de minimis carrying value that had been held for investment purposes. The Company has obtained a final qualified appraisal of the collection, which concluded that it had a value of approximately $14.7 million, resulting in a charitable contribution deduction with a tax benefit of approximately $5.0 million. This charitable contribution deduction will be limited to 10% of the Company’s Federal taxable income (as computed with certain adjustments) each year and will expire in the year 2010 to the extent not utilized. Because of the uncertainty of whether future Federal taxable income will be sufficient to realize the entire benefit, the Company continues to maintain a valuation allowance against this tax asset, which for the period ended March 31, 2006 was approximately $1.7 million.

•
At times there may be a limited supply of collectibles available for sale by the Company. Such supply historically has varied from time to time. While the Company has not generally experienced a lack of collectibles that has prevented it from conducting appropriately sized auctions on an acceptable schedule, no assurance can be given that the Company will be able to obtain consignments of suitable quantities of collectibles in order to conduct auctions of the size and times the Company may desire in the future. The inability to do so would have a material adverse effect on the Company.

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

throughout the North America, Europe and the rest of the world. While the Company believes that there is no dominant company in the stamp auction or collectibles business in which it operates, there can be no assurances that other companies with greater financial and other resources and name recognition will not enter the market. Among the Company’s primary competitors in the domestic and worldwide philatelic auction business are Matthew Bennett, Inc., Charles Shreve Galleries, Inc. and Robert A. Siegel Auction Galleries, Inc. In the sports trading card auction business, the Company’s primary competitors are Mastro Fine Sports Auctions, Sports Trading Cards Plus, LLC and Sales OnLine Direct, Inc. (d/b/a Rotman Auctions). The Company’s principal coin auction competitors are Heritage Rare Coin Galleries, Inc., Stacks Rare Coins, Superior Coin Galleries of Beverly Hills and American Numismatic Rarities, LLC. The Company’s largest competitors in the historic arms and armor businessare Rock Island Auction Company, James D. Julia, Little John’s Auction Services, Bonhams and Butterfields and Amoskeag. The principal competitors of A-mark are The Dillon Gage Group, ScotiaMocatta Ltd. and Coins And Things.

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

•
The Company has acquired 13 businesses within the last two years, including eight in Europe and one in Hong Kong. Integration of these operations have presented and will continue to present challenges to management, including the integration of operations, product lines, technologies and personnel of the Company and its subsidiaries. These acquisitions also pose special risks, including possible unanticipated liabilities, unanticipated costs and diversion of management attention. In addition, there can be no assurance that the combined businesses will achieve increased sales levels, profitability, efficiencies or synergies, or result in increased earnings for the combined companies in any future period. The difficulties of combining the operations of Escala and the European subsidiaries are also complicated by the necessity of coordinating geographically separated organizations.

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

Interest Rate Risks

Interest rates on the Company’s credit facilities are market-based. (See Notes 9 &10 to Notes to Consolidated Financial Statements.) Accordingly, the Company is exposed to certain interest rate risks caused by fluctuations in interest rates. If, for example, the LIBOR and the “prime” rates were to increase by 1% for any given year, our interest expense would increase by approximately $725,000 for the period (assuming that all amounts available under such credit facilities - that is, $ 72,500,000 - are drawn down). There can be no assurance that interest rates will not increase over the next fiscal year. However, because we do not believe that our exposure to interest rate risk is significant, we have not undertaken specific steps to reduce or eliminate this risk.

Foreign Currency Risks

Business transactions originating from our United States and Asian operations are denominated in U.S. dollars. Transactions from our European operations, which in fiscal 2005 accounted for approximately 6% of total net revenues, are denominated in Euros.

The average Euro to dollar exchange rate during the first nine months of fiscal 2006 was $1.20 U.S. dollar to $1.00 Euro. As a result of this exchange rate, the company enjoyed a favorable exchange rate advantage equal to $3.4 million in fiscal 2005. A 5% change in the Euro to dollar exchange rate would have had a effect on the company’s net profits in fiscal 2005 of $825,000.

The Company does not believe it is exposed to material foreign currency risks. As a result, we do not enter into any hedging activities to minimize such risk.

Other Market Risks

The Company maintains investments in equity instruments of public and privately held companies for business and strategic purposes. These investments are included in marketable securities and other long-term assets and are accounted for under the cost method when ownership is less than 20% and when the Company does not have the ability to exercise significant influence over operations. For these investments, the Company’s policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. The Company identifies and records impairment losses on long-lived assets when events and circumstances indicate that such assets might be impaired.

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

There have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting during the quarter ended March 31, 2006.

We are currently continuing our compliance effort for Section 404 of the Sarbanes-Oxley Act of 2002. This effort includes the documentation, testing and review of our internal controls under the direction of senior management. During the course of these activities, we have identified certain internal control issues which senior management believes need to be improved. As a result, we are evaluating and implementing improvements to our internal controls over financial reporting and will continue to do so. These improvements include further formalization of policies and procedures, improved segregation of duties, and improved information technology system controls. For all internal control issues identified, we believe we have adequate compensating controls in place, such as reviews and reconciliation, to mitigate the risk to our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer’s conclusion stated above, that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2006 was based, in part, upon our evaluation of the control issues identified, including the presence of adequate compensating controls.

ESCALA GROUP, INC.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Exhibit Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
            32.1 Section 1350 Certification of Chief Executive Officer*
            32.2 Section 1350 Certification of Chief Financial Officer*

(b) Reports on Form 8-K

(i)	Report on Form 8-K, dated December 30, 2005, relating to an increase in the Company’s credit facility for its trading operations to $62,500,000.
(ii)	Report on Form 8-K, dated January 24, 2006, relating to the employment agreement between the Company and Greg Manning.
(iii)	Report on Form 8-K, dated February 1, 2006, relating to an increase in the Company’s credit facility for its trading operations to $67,500,000.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

        ESCALA GROUP, INC.

Dated: May 9, 2006
       /s/ Jose Miguel Herrero
                         Jose Miguel Herrero
                             President and Chief Executive Officer

                            /s/ Larry Crawford
                            Larry Crawford
                            Chief Financial Officer