Form 10-K
period 2009-06-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2009-10-08
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                            to
Commission File Number: 1-11988
SPECTRUM GROUP INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	22-2365834
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
18061 Fitch
Irvine, CA 92614
(Address of Principal Executive Offices)
(Zip Code)
(949) 955-1250
(Registrant’s telephone number, including area code)
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.001 per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes ☑ No
As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15.0 million, based on the closing price of the registrant’s common stock of $1.80 per share on December 31, 2008.
The number of shares outstanding of the registrant’s Common Stock, par value $.01 per share, as of September 30, 2009: 31,758,286
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive Proxy Statement relating to the 2009 annual meeting of stockholders, which the registrant expects to file on or prior to October 28, 2009.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended June 30, 2009

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements can be identified by the use of forward-looking terminology such as “believe,” “expect,” “may,” “will,” “should,” “seek,” “on-track,” “plan,” “project,” “forecast,” “intend” or “anticipate,” or the negative thereof or comparable terminology, or by discussions of vision, strategy or outlook. You are cautioned that our business and operations are subject to a variety of risks and uncertainties, many of which are beyond our control, and, consequently, our actual results may differ materially from those projected by any forward-looking statements. Factors that could cause our actual results to differ materially from those projected include, but are not limited to, those discussed under the heading captioned “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. We make no commitment to revise or update any forward-looking statements in order to reflect events or circumstances after the date any such statement is made.
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Company Overview
Spectrum Group International, Inc. (together with its subsidiaries, “we”, the “Company” or “SGI”) is a consolidated global trading and collectibles network. We are a trader of precious metals and an auctioneer of stamps, coins, wine, and arms, armor and militaria, serving both collectors and dealers. We are also a merchant/dealer of certain collectibles. Our collectibles offerings span the price spectrum from modest to ultra-high end.
We are headquartered in California with approximately 142 employees globally. Our executive offices are located at 18061 Fitch, Irvine, California 92614. Our telephone number is (949) 955-1250 and our website is www.spectrumgi.com. Through this website, we make available free of charge all of our filings with the Securities and Exchange Commission (the “SEC”), including those under the Exchange Act of 1934, as amended (the “Exchange Act”). In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through this website, along with other information regarding our corporate governance policies.
Approximately 66% of the Company’s common stock is owned by Afinsa Bienes Tangibles, S.A. (“Afinsa”), either directly or through its wholly owned subsidiary, Auctentia, S.L. (“Auctentia”). Since September 2003, Afinsa and Auctentia have collectively owned a majority of the Company’s common stock and have had two representatives on the Company’s Board of Directors.
We conduct our operations in two reporting segments: Trading and Collectibles. (Our reporting segments are defined in Note 1 of the Notes to Consolidated Financial Statements.)
Our Trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company, and an official distributor for many Government Mints throughout the world. Our products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain, and our services include financing, leasing, consignment, hedging and various customized financial programs. We own 80% of A-Mark through our 80% ownership interest in Spectrum PMI, Inc., which owns all of the common stock of A-Mark. The remaining 20% of Spectrum PMI is owned by Auctentia.
Our Collectibles business operates as an integrated network of leading companies concentrating on philatelic (stamp) and numismatic (coin) materials, rare and fine vintage wine, and antique arms, armor and historical memorabilia. We have offices and auction houses in the U.S., Europe and Asia. In addition to traditional live auctions, we also conduct Internet and telephone auctions.

Before May 2009, we were known as Escala Group, Inc., and before September 2005, we were known as Greg Manning Auctions, Inc. Greg Manning Auctions was incorporated in New York in 1981 and made its initial public offering in May 1993. In May 2009, we introduced the Spectrum Group International brand name to communicate our goals of becoming a global leader in the collectibles market and of diversifying our business beyond the traditional philatelic and numismatic pursuits for which the Company previously had been best known. SGI is a Delaware corporation.
Since 2003, we have been pursuing both an organic and acquisition growth strategy to become a global leader in rare collectibles. Over this time, SGI has completed numerous business acquisitions, each of which has fit one or more of three objectives: 1) expand our market position in a specific core collectibles market; 2) expand our geographic presence in a core market; and 3) enter a new collectibles market. As a result of this strategy, we now serve several collectibles channels and a precious metals trading market.
Our two reporting segments are described more fully below.
Trading Operations
Overview
A-Mark, founded in 1965, is a full-service precious metals trading company engaged primarily in the wholesale purchase and sale of gold, silver, platinum and palladium in a variety of fabricated forms, including coins and bars. In addition to trading, A-Mark offers its customers a variety of traditional precious metals merchant services including leasing, consignments and hedging. As a U.S. Mint-authorized purchaser of gold, silver and platinum Eagle coinage, A-Mark sources these products directly from the U.S. Mint for sale to its wholesale clientele. In addition to the U.S. Mint, A-Mark also has distributorships with other National Mints, including Canada, Australia, South Africa, China and Austria. Customers of A-Mark include banks, financial institutions, coin dealers, jewelers, collectors, investors, investment advisors, manufacturers, refiners, mints and mines. We acquired A-Mark jointly with Auctentia in July 2005.
Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coin and other collectibles collateral to coin dealers, collectors and investors.
A-Mark’s business model is consistent with others in its industry, and comprises numerous purchase and sale transactions daily on which it generally earns gross margins of fractions of one percent.
A-Mark manages the value of certain specific assets and liabilities, including inventories, by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
The Company’s trading inventories and purchase and sale transactions consist primarily of precious metal bearing products. The value of these assets and liabilities is linked to the prevailing price of the underlying precious metals. The Company’s precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets. Inventories purchased or borrowed by the Company outright are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
Open purchase and sale commitments are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). The Company seeks to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.
The Company’s policy is to substantially hedge its inventory position, net of open purchase and sales commitments, that is subject to price risk. The Company regularly enters into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
Because it seeks to substantially eliminate market exposure in the underlying commodities through the use of hedging instruments, A-Mark believes its business model largely functions independently of the price movement of the underlying commodities. The financial performance of A-Mark in any given time period is driven principally by customer activity.

Credit and position risk limits are set by A-Mark’s management. These limits include gross position limits for counterparties engaged in purchase and sales transactions with A-Mark. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.
A-Mark has a borrowing facility (“Credit Facility”) with a group of four financial institutions under an intercreditor agreement, which provides for four lines of credit of up to $85,000,000 in total, including a facility for letters of credit up to a maximum of $85,000,000. A-Mark routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The Credit Facility is a demand facility, and any one lender can cancel its portion of the Credit Facility immediately upon written notice.
A-Mark’s Credit Facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth (as defined) of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at June 30, 2009 was $36.6 million and $64.1 million, respectively.
The Company also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of cash or equivalent metals borrowed.
CFC started doing business in 2005. All loans made by CFC are collateralized by the delivery to us of precious metals, coins or other collectibles, with loan to value ratios (principal loan amount divided by the “liquidation value”, as conservatively estimated by the Company’s management, of the collateral) of 50% to 90%. These loans are both variable and fixed interest rate loans, with maturities from three to twelve months. These short term loans bear interest at a rate based on the prevailing rate at the time the loan is made. CFC routinely performs an analysis of the expected collectability of customer notes receivable based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of the collateral securing the repayment of the outstanding balances and may establish an allowance for possible losses on those notes based on those analyses. The Credit Facility provides funding for eligible CFC loans for a portion of the Credit Facility.
On March 28, 2008, A-Mark entered into a joint venture with a marketing firm and contributed $450,000 for a 50% ownership in the joint venture. The joint venture, which is consolidated with the Company for financial reporting purposes, was formed for the purpose of purchasing, marketing, distributing and selling 2010 Vancouver Winter Olympic Bullion Coins and Olympic Commemorative Coins and other products. The joint venture terminates on June 30, 2011.
Supplier and Customer Concentrations
A-Mark buys a majority of its precious metals from a limited number of suppliers. The top two customers represented 23.1% and 6.2%, respectively, of trading revenues for the year ended June 30, 2009, and 19.5% and 16.3%, respectively, of trading revenues for the year ended June 30, 2008.
Trading Competition
A-Mark’s activities cover a broad spectrum of the precious metals industry, with a concentration on the consumer end of the industry. We service public, industrial and private sector consumers of precious metals which include jewelry manufacturers, industrial consumers, refiners, minting facilities, banks, brokerage houses and private investors. We compete for business in each market area that we participate in. We face different competitors in each area and it is not uncommon for a customer and/or supplier in one market segment to be a competitor in another. Our competitors may offer more favorable pricing or services considered to be superior to ours.
Seasonality
While our precious metals trading business is not seasonal, we believe it is directly impacted by the perception of market trends. Historically, anticipation of increases in the rate of inflation, as well as anticipated devaluation of the U.S. dollar, has resulted in higher levels of interest in precious metals as well as higher prices for such metals.

SGI’s trading presence on the internet is through www.amark.com and www.cfccoinloans.com.
Collectibles Operations
Overview
We are a leading auctioneer of rare U.S. and foreign coins, paper currency and stamps, rare and fine vintage wine, and arms, armor and historical memorabilia. We are also a merchant-dealer of certain collectibles. Our activities are targeted to both collectors and dealers, and feature offerings ranging from modest to ultra-high end prices. Our collectibles companies, all of which are wholly owned subsidiaries, are listed below.

Date
Company	Primary Activity	Location	Acquired/Formed
Bowers and Merena Auctions	Auctions of coins — primarily high value and rare; and coin retailer — primarily catalogue and Internet	USA	February 2004
Ponterio & Associates	Auction of world and ancient coins and currency	USA	December 2008
Spectrum Numismatics Int’l	Wholesaler of coins, currency and other collectibles	USA	December 1999
Teletrade	Coin and currency auctions via the Internet and telephone — all price points but primarily mid-level	USA	October 1998
Greg Martin Auctions	Auctions of arms and armor and historical memorabilia	USA	October 2005
H.R. Harmer Nutmeg	Auctions of stamps — entry, mid-level and high-level	USA	July 2004
Corinphila Auktionen	Auction of stamps — primarily high level and rare (single items)	Switzerland	September 2003
Heinrich Köhler Briefmarkenhandel	Wholesaler of stamps — primarily high level	Germany	September 2003
Heinrich Köhler Auktionshaus	Auctions of stamps — primarily high level (collections and single items)	Germany	September 2003
John Bull Stamp Auctions	Auctions of stamps — entry, mid-level and high level	Hong Kong	January 2005
Spectrum Wine Auctions	Auctions of rare and fine vintage wines	USA	February 2009
During the fiscal year ended June 30, 2008, we also operated the brand “Nutmeg Stamp Sales” in our North American stamp division. In May 2009, in connection with the relocation of the North American stamp division to our corporate headquarters in California, we announced our intention to merge the “Nutmeg” brand into “H.R. Harmer”, and to expand the products offered for sale by H.R. Harmer. In addition, during the fiscal year ended June 30, 2008, we operated North American Certified Trading (in our coin division) and Heinrich Köhler Berliner (in our European stamp division). In fiscal 2009, the retail operations formerly conducted by North American Certified Trading were assumed by Bowers and Merena, and the operations of Heinrich Köhler Berliner were discontinued.
In December 2008, we acquired Ponterio & Associates, which is a 26-year old firm specializing in ancient and world coins and paper money. It is operated through Bowers and Merena. Bowers and Merena, which we acquired in 2004, is one of the leading rare coin auctioneers in the U.S. and has recently expanded into retail operations. Teletrade, which the Company bought in 1998, offers certified coin and currency auctions via the internet and telephone. Spectrum Numismatics, which we have owned since 1999, is engaged in buying and selling rare coins and currency on a wholesale basis.
We acquired Greg Martin Auctions in October 2005. That company was founded in January 2002 by three principals of Butterfields Auctioneers, one of whom, Greg Martin, has continued as the President of the company since the acquisition. Greg Martin Auctions is engaged in the sale by auction of antique arms, armor and historical memorabilia. In 2009, we relocated Greg Martin Auctions from Northern California to Irvine, California, where our corporate headquarters are located.
The auction house H.R. Harmer, which was originally based in New York and which we acquired in 2004, was founded in 1940. H.R. Harmer is one of the leading philatelic auction houses in the U.S., offering both live and Internet auctions.
Köhler, founded in 1913, became one of our subsidiaries in our 2003 transactions with Afinsa. It specializes in post-1945 German and old Communist Eastern Bloc countries’ philately. Köhler is one of the largest philatelic auction houses in Germany and, like our other philatelic auction houses, conducts wholesale transactions of philatelic material.
Corinphila, which we also acquired as part of our 2003 transactions with Afinsa, is the oldest stamp auction house in Switzerland. It specializes in high-end philatelic single items and specialized collections.
John Bull Stamp Auctions is the oldest philatelic auction house in Hong Kong. We acquired John Bull in 2005.
We formed Spectrum Wine Auctions in February 2009. Spectrum Wine will conduct its first auction of rare collectible wine in

November 2009.
We access our Collectibles markets through multiple channels. Principal among these are traditional “live” auctions featuring full electronic capabilities. Certain of our subsidiaries offer telephonic/Internet-only auctions and mail-only auctions. We also buy and sell collectible material on a wholesale basis as a merchant/dealer, as well as engage in a limited number of direct sales on a private treaty basis. We believe our size and access to multiple channels are competitive advantages that help us maximize prices realized for the various kinds and grades of collectible materials that we encounter.
In all market channels, we may be offering either owned inventory or property that has been consigned to us by its owner. The auction commissions that we typically charge to the seller range from 0% to 20% and those charged to the buyer range from 12.5% to 18%.
“Traditional auctions” are live, in-person auctions conducted by a licensed auctioneer. We hold multiple auctions each year in a variety of venues, including strategically located hotels and at major trade conferences and conventions. All traditional auctions are augmented by hard copy and electronic catalogs, and most are augmented by one or more forms of electronic bidding, a growing trend in auction services. Our traditional auctions are based on a “full service” auction model in which we take physical possession of all items offered for sale in our auctions, inspect and describe all offerings, receive all sums due, remit sale proceeds to the seller and professionally pack and ship items to the buyer.
In our traditional auctions, prospective buyers place bids on each lot as presented in the order shown in the catalog at the time and date of the auction. Before the auction, prospective buyers may bid by lot as shown in the catalog and communicate such bids to us by mail, fax, telephone or the internet. At the auction, the auctioneer typically opens bidding at levels based on bids received prior to auction or a percentage of previously established reserve prices. The item offered is sold to the highest bidder, whether such bid was received before the auction or at the time of sale, and such high bidder must pay the hammer price, the applicable buyer’s premium, and all applicable sales taxes. Additionally, buyers pay a shipping and handling fee if they do not accept delivery of the items at the place of the auction.
The auctioneer regulates the bidding and reserves the right to refuse any bid believed by him/her not to be made in good faith. Costs involved in conducting a traditional auction include, among other things, the cost of inspecting, describing, storing and insuring the items to be offered for sale, creating, printing and making the catalog, transportation, auction advertising, auction venue site rental fees, security, temporary personnel, expenses of certain additional auction-related accounting and shipping functions, and credit card merchant fees.
We operate “internet auctions” through our Teletrade, Bowers and Merena, Greg Martin Auctions and H.R Harmer subsidiaries. In internet auctions, bidding takes place over the internet and/or telephone. Depending on which technology the Company utilizes, there may be no live auctioneer and no bidders in a single physical location orally making bids. In certain types of internet auctions, a Company employee operates the live internet bidding software, effectively acting as the auctioneer.
Consistent with our full service traditional auction business model and its commitment to customer service, our internet auctions feature many of the same full service amenities as our traditional auctions. Specifically, unless otherwise noted in a particular sale’s terms and conditions, we take physical possession of all items offered for sale prior to the sale, describe the items, collect all sums due, remit the sale proceeds to the seller, and professionally pack and ship the items sold to the buyer.
Costs involved in conducting our internet auctions include, among other things, the cost of inspecting, describing, imaging, storing and insuring the items to be offered for sale. Other costs include technology development and maintenance, computer and internet hardware procurement and maintenance, advertising, credit card merchant fees and expenses of certain additional auction-related accounting and shipping functions.
The technology operating our internet/telephone auctions conducted on our Teletrade website is known as Interphonic™. This technology, which is owned and was developed by us, permits bidders to participate in electronic auctions either by touch-tone telephone or via the internet.
Our collectibles presence on the internet is through the following websites:
www.bowersandmerena.com
www.spectrumcoins.com
www.teletrade.com
www.gregmartinauctions.com
www.hrharmer.com
www.corinphila.com
www.heinrich-koehler.de
www.jbull.com
www.spectrumwineauctions.com
The Company also owns over 100 other domain names, including www.coins.com, www.sportscard.com and www.iauctions.com.

Consignor Advances
Frequently, an owner consigning property to us will request a cash advance at the time the property is delivered, prior to its ultimate sale at auction or otherwise. The cash advance is in the form of a self-liquidating secured loan usually bearing interest and using the consigned property as collateral. We hold a security interest and maintain physical possession of the collateral until it is sold.
The ability to offer cash advances is often critical to our ability to obtain consignments of desirable property. In the case of property sold at auction, an owner may have to wait up to 60 days after the auction sale date for settlement and payment of the owner’s portion of the sale proceeds. In many instances, an owner’s motivation for consigning property for sale may include a need for cash on an immediate basis. Offering cash advances allows us to attract owners who desire immediate liquidity while preserving the opportunity to sell at auction at the highest available price. We believe that our ability to make consignor advances on a consistent basis has enabled us to receive regular consignments of high value lots from professional dealers and private collectors.
The amount of a cash advance generally does not exceed 75% of our estimate of the value of the property to be sold at auction.
Complementary Merchant Dealer Operations; Private Treaty Sales
In order to complement and enhance our auction business, we frequently buy collectibles in our own name and resell them as a merchant/dealer or in our auctions. For a variety of reasons, some collectors require the immediate liquidation of their collections and cannot wait for an appropriate auction. Other collectors do not wish to sell by auction and prefer a negotiated, fixed price sale. In these instances, we use our knowledge of the markets and products to make what we call “opportunistic purchases.” In most instances, collectibles purchased in this manner are resold within 180 days either in one of our auctions or in a private treaty transaction. In other instances, either because the markets are not yet ripe or because the collection purchased is so large, we may conclude that the collectibles are most profitably sold over a period of time, in which case, the collectibles purchased are held in our inventory and resold over an extended time period. In addition to these opportunistic purchases, we continually search the collectibles markets for favorable buying opportunities and buy individual pieces and collections to re-sell to a particular collector pursuant to a specific purchase request, to fill a need for one of our auctions to make that auction more attractive to the targeted audience, or to take advantage of what we believe is a favorable price and buying opportunity. In these circumstances, items purchased are generally resold in less than 180 days but may be held for longer periods.
We earn a profit or incur a loss on the sale of owned inventory to the extent the sale price exceeds or is less than the acquisition price paid by us. We seek to sell our owned inventory as quickly and efficiently as possible, thereby promoting a high level of inventory turnover and maintaining maximum liquidity.
In a private treaty sale, we contact known collectors and sell specific, usually high or ultra-high end items, to such collectors at a privately negotiated price. When such sales are conducted for owned items, we earn a profit based upon the sale price paid by the private buyer. We also conduct private sales of consigned items. In such instances, we earn a fee for our services. Generally, the fee is a percentage of the sale price; however, in some instances we will be paid a fixed, negotiated fee.
Private treaty sales are typically settled more promptly than auction sales with the buyer paying all or substantially all of the purchase price at the time of the sale. However, we do, from time to time, extend credit to certain long-standing customers that have demonstrated a satisfactory history of payment.
A private treaty sale is attractive to some potential consignors because it provides an opportunity for a sale at a fixed price or at a price controlled by the consignor rather than by bidders, as is the case at public auction. Often, a private treaty sale can be consummated more quickly than a sale at auction, which also provides the Company with the opportunity for higher margins because such sales involve fewer costs when compared with live auction sales.
Collectibles Competition
The auction and merchant dealer market, both traditional and internet, for the collectibles that we offer is highly competitive and dynamic. With the exception of the low-end and consumer-to-consumer segments of the internet auction market in which eBay, Inc. has secured a dominant market position, no clear market leader exists. The market comprises thousands of merchant/dealers, as well as thousands of individual collectors buying and selling directly through consumer-to-consumer Internet trading platforms and at collectibles shows and conventions. Most of these competitors, however, are small, privately owned companies, and most are focused on a single collectible category and do not have a multi-category presence similar to ours.

Our collectibles competitors may offer services or commissions that could be deemed superior to ours.
As a general matter (with some exceptions), the local market is preferred by sellers of philatelic material. In other words, sellers of U.S. collections generally prefer to sell their material through U.S. auction houses, and German material is generally sold through German companies. An exception is Switzerland, where Corinphila sells specialized collections and Latin American materials along with Swiss collections.
Among our primary competitors in the domestic philatelic auction and merchant dealer business are Charles Shreve Galleries, Inc., Robert A. Siegel Auction Galleries, Inc., Heritage Rare Stamp Auctions, Mystic Stamp Company and Superior-Regency.
In the United Kingdom and Europe, the Company has numerous philatelic competitors that include HBA, Ulrich Felzmann Briefmarken — Auktionen e. K., Wuerttembergisches Auktionshaus GmbH and Christoph Gaertner in Germany; David Feldman S.A., Peter Rapp AG, Chiani — Auktionen, Antonio Giorgino, and Roelli — Schaer R. +B. AG in Switzerland; Behr Philateli in France; Thomas Hoiland Auctions in Denmark; Van Dieten Auktion House, and De Nederlandsche Postzegelveiling in the Netherlands; and Harmer’s of London, Stanley Gibbons, Grosvenor Auctions and Bonhams in the UK.
Our principal coin auction and merchant/dealer competitors are Heritage Rare Coin Galleries, Inc., Stacks Rare Coins, Ira and Larry Goldberg Auctioneers, U.S. Coins, Inc.
Our major competitors in the arms and armor business are Bonham & Butterfields, Rock Island Auctions, Little John’s Auction Service, James Julia Auctions, Devine’s Auctions, Amoskeag Auction Co., Christie’s and Sotheby Parke-Bernet.
Our competitors in the wine auction business include Christie’s, Sotheby’s, Zachys, and Acker, Merrall & Condit.
Our competition in the Hong Kong philatelic market includes InterAsia Auctions, Spink and Zurich-Asia Auctions.
Seasonality
Our Collectibles business is not generally subject to seasonal changes, although we often schedule our auctions around major coin, stamp and gun shows.
Financial and Geographical Information About Segments
See Note 17 of the Notes to Consolidated Financial Statements for financial and geographical information about the Company’s reporting segments.
Government Regulation
Our trading and finance operations are subject to regulation, supervision and licensing requirements under various federal, state, local and foreign laws, ordinances and regulations. Our collectibles operations are not currently subject to material federal, state or local regulation.
Employees
As of June 30, 2009, we had 142 employees, with 125 located in North America, 14 in Europe, and three in Asia. We have approximately 135 full-time employees. We regard our relations with our employees as good. The table below provides a breakdown of our employees by segment as of June 30, 2009 and 2008.

	June 30, 2009	June 30, 2008
Trading	20	16
Collectibles	119	115
Corporate	3	3

Total	142	134

Website Address
SGI makes available free of charge its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, www.spectrumgi.com, to a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with or furnished to the SEC.

Historical Financial Statements/Reports under the Exchange Act
From June 2003 through May 2006, the Company, directly and through its wholly owned subsidiary Central de Compras Collecionables, S.L. (“CdC”), acted as the exclusive supplier of collectibles — primarily philatelic material — to Afinsa, our majority shareholder. This supply arrangement terminated in May 2006, when Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing by Afinsa and certain of its executives. This investigation was later expanded to include several former officers and directors of the Company and is currently ongoing.
In July 2006, Afinsa was placed in insolvency proceedings and three trustees were appointed to oversee its operations. In March 2007, the trustees of Afinsa issued a report on the business and operations of Afinsa (the “Afinsa Report”). Today, Afinsa remains in bankruptcy proceedings.
Between July and December 2006, the Company’s Audit Committee conducted an investigation (the “Audit Committee Investigation”) into the Company’s transactions with Afinsa. Based on the findings of the Audit Committee Investigation, the Company determined that its consolidated financial statements for the fiscal years ended June 30, 2003, 2004 and 2005 (and the related audit reports), and for the first three quarters of the fiscal year ended June 30, 2006, could not be relied upon and needed to be restated to account properly for the Company’s transactions with Afinsa.
In May 2007, the Company’s former accounting firm resigned as its independent registered public accounting firm.
In September 2007, the Company retained BDO Seidman, LLP (“BDO”) as its new independent registered public accounting firm. The scope of BDO’s engagement was not confined to auditing the adjustments for the transactions with Afinsa; rather, the Company’s historical consolidated financial statements for the fiscal years ended June 30, 2004 and 2005 were subject to re-audit.
Through calendar 2007 and most of calendar 2008, the Company worked to complete the re-audits and, in consultation with BDO, to file the Company’s delinquent reports. The Company started with the earliest periods to be restated. In the course of that work, management concluded that additional adjustments to the Company’s consolidated financial statements needed to be made, unrelated to the Afinsa transactions. These adjustments cover a variety of financial statement areas (including revenue recognition), they apply to several of the Company’s operating divisions, and they are material to the Company’s historical consolidated financial statements. In certain cases, adjustments that otherwise might not have been required because they were not material became material as a result of the restatement of the Afinsa transactions. The work to identify, characterize and quantify these adjustments has taken two years to date and is ongoing.
In late calendar 2008, the Company determined that the work required to prepare the financial records of its North American Philatelic Division for audit for the historical periods would take substantially longer than had been originally forecasted. Accordingly, in order to provide its investors with financial information more quickly, the Company re-focused its efforts on completing the fiscal 2008 audit, with the goal of issuing audited consolidated financial statements for the most recently completed fiscal year, even though the audits and re-audits of the prior years are not yet completed. The Company issued its audited consolidated financial statements for the year ended June 30, 2008 by means of a Report on Form 8-K, dated June 30, 2009.
We face two major issues with completing our audit of the financial statements for our North American Philatelic Division — and therefore the audit of the Company’s consolidated financial statements — for any year prior to June 30, 2008. First, many of the accounting records for that Division for the prior periods — specifically, the supporting analyses for the balance sheet and income statement — are incomplete and need to be reconstructed. Second, the Company has experienced significant turnover in its accounting and corporate personnel since 2006, which has adversely impacted the Company’s ability to reconstruct these financial data.
We are still assessing whether we will be able to file our prior years’ reports on Forms 10-K and 10-Q under the Exchange Act without unreasonable effort and expense. The failure by us to make these filings could have a material adverse effect on the Company. See “Risk Factors,” below.

ITEM 1A. RISK FACTORS.
We face risks and uncertainties in connection with the bankruptcy proceedings of Afinsa, our majority shareholder.
On July 14, 2006, the Commercial Court in Spain (i) declared Afinsa insolvent, as a result of which Afinsa became subject to bankruptcy proceedings within that court, (ii) determined that the bankruptcy proceedings were involuntary, and (iii) appointed three trustees in bankruptcy to oversee the operations of Afinsa. Auctentia, which owns 66% of the Company’s stock directly, voluntarily filed for bankruptcy in 2006. An agreement with its creditors was reached in 2008 and Auctentia emerged from bankruptcy proceedings shortly thereafter. However, the stock of Auctentia is among the assets of Afinsa’s bankrupt estate.
The Company understands the following with respect to Afinsa’s bankruptcy proceedings.
Under Spanish insolvency law, there are two possible outcomes of Afinsa’s bankruptcy: (a) a settlement with the creditors is reached, which assumes Afinsa can resume operations under a reorganization plan, or (b) all of Afinsa’s assets are liquidated in order to pay down some or all of its debts, depending on the proceeds from the asset liquidation. Afinsa’s creditors include approximately 200,000 former clients of Afinsa who executed investment contracts with Afinsa.

A reorganization plan has been proposed by the former owners of Afinsa, and has been submitted for approval by the creditors. The deadline for voting on this plan was September 5, 2009 and, as of October 6, 2009, the votes are still being counted. The trustees have informed the Commercial Court that, in their view, this proposed reorganization plan is not viable. If the reorganization plan is approved by the creditors, the trustees could seek to challenge the arrangement.
If the reorganization plan is not approved (or, if approved, is set aside), the Commercial Court will order the trustees to begin the liquidation process. The first step in that process is for the trustees to submit a liquidation plan to the Commercial Court. Thereafter, the creditors will have the right to comment on the plan and to propose modifications. The Commercial Court will then issue an order approving the final plan. All of this is expected to take place within 45 days after the Commercial Court issues the liquidation order, although there could be procedural delays. Thereafter, the liquidation process will begin, and that process is expected to be completed within one to two years, although it could take up to three years.
The liquidation of Afinsa’s assets will include the sale, transfer or other disposition of the stock of the Company owned by it and Auctentia. A sale, transfer or other disposition of all or a substantial portion of the shares of Company stock held by Afinsa and its subsidiary will cause a change of control of the Company. A holder (or group of holders) of more than 50% of the Company’s issued and outstanding stock has sufficient voting power to control the outcome of virtually all corporate matters submitted to a vote of our stockholders. These matters could include the election of directors, amendments to our by-laws, changes in the size and composition of our Board of Directors, and mergers and other business combinations involving us. Such a holder may promote policies or transactions that may not be favored by other stockholders or impede policies or transactions that may be desirable for other stockholders. A change of control could also have adverse tax consequences to the Company by limiting our ability to utilize our net operating loss carryforwards and other related tax attributes.
Although SGI and Auctentia are parties to a registration rights agreement pursuant to which Auctentia may request that substantially all of the shares of the Company’s common stock beneficially owned by it be registered by the Company at the Company’s expense, the Company would not be able to comply with any such request until it is able to meet the SEC requirements governing registration statements, including those relating to audited financial statements. Until such time, Afinsa (and Auctentia) would not be able to sell the shares of our Company publicly, and would have to dispose of those shares in one or more private transactions. If and when the shares are registered, then they will be freely tradeable immediately after any registration. Sales of such shares in the public markets in one or more “block” transactions could have a negative effect on the trading price of the Company’s common stock.
We face potential liability as a result of ongoing proceedings against certain of the Company’s former officers and directors
As described in further detail below, under the heading captioned “Legal Proceedings — SEC Action,” on March 23, 2009, following a three-year investigation, the SEC filed an action in the U.S. District Court for the Southern District of New York against Greg Manning, formerly Chief Executive Officer and President of the Company and First Vice Chairman of its Board of Directors, and Larry Crawford, formerly the Chief Financial Officer of the Company. In the action, the SEC seeks a permanent injunction against future violations of certain provisions of the federal securities laws, and it also seeks disgorgement and civil monetary penalties in an unspecified amount. This action is ongoing.
In addition, as more fully described below under “Legal Proceedings — Spanish Criminal Investigation,” Messrs. Manning and Crawford, along with other former officers and directors of the Company and CdC, are the subject of a criminal investigation in Spain arising out of the Company’s transactions with Afinsa. The Company understands that, under Spanish law, after the end of the investigative stage, which is expected to last for years, the Spanish Investigative Court will determine whether there are grounds to bring formal charges and to continue to a trial or whether the proceedings should be dismissed. As the Company understands Spanish law, corporations cannot be charged directly with criminal acts, but face the possibility of secondary civil liability through the actions of their officers. Therefore, if any of these former officers or directors of SGI or CdC is ultimately found guilty, then, under this principle of secondary civil liability, the corporation could be held liable for certain associated penalties. However, neither SGI nor CdC is currently a party to these criminal proceedings, and the effect, if any, on the Company cannot be determined at this time.
Messrs. Manning and Crawford (and such other officers and directors) are entitled to receive advances from the Company for their legal fees and expenses in connection with the SEC action and the Spanish criminal proceedings. However, in the arbitration between the Company and Mr. Manning, as described below under “Legal Proceedings — Greg Manning v. SGI,” the Company intends to assert a counterclaim against Mr. Manning seeking, among other things, a declaration that Mr. Manning, in light of his wrongful conduct in connection with the Company’s transactions with Afinsa (which led to the termination of his consulting agreement for cause), is not entitled to indemnification or reimbursement for amounts paid or expenses incurred by him in connection with the SEC action or the Spanish proceedings. (The Company has already asserted a counterclaim seeking such a declaration with respect to the shareholder litigation referred to above.) SGI expects to continue to advance Mr. Manning his legal fees and expenses unless and until the Company obtains a court declaration that he is not entitled to such benefit. In addition, if the Company fails to obtain such a declaration, it may be obligated to indemnify and reimburse Mr. Manning for amounts paid by him in connection with money judgments, penalties or settlements in the SEC action and the Spanish criminal proceedings.
We are unable at this time to predict whether these developments will result in any kind of additional formal proceeding against SGI or CdC, and are unable to assess the likelihood of a favorable or unfavorable outcome of any such action, or to estimate the amount of liability in the event of an unfavorable outcome. If we are ultimately required to pay significant defense costs, damages or settlement amounts as a result of our indemnification obligations, such payments could materially and adversely affect our liquidity and results of operations.
In addition, the SEC action, the Spanish criminal proceedings and any additional charges against, or settlements by, any of our former officers, may generate negative publicity and adversely affect the investing public’s (and others’) perceptions of the Company. This, in turn, could adversely affect the market price of our common stock, our access to the capital markets and our borrowing costs, which could adversely affect our business and our results of operations.
We are subject to ongoing obligations in connection with the SEC Settlement, and our failure to comply with those obligations, including the obligation to file our Exchange Act reports for prior periods, could adversely affect our business and the liquidity of our common stock.
As described in further detail below under the heading captioned “Legal Proceedings — SEC Action,” on March 23, 2009, the Company announced that it had reached a settlement with the SEC (the “SEC Settlement”), which resolved charges filed against the Company in connection with the SEC’s investigation into the Company’s historical transactions with Afinsa. Under the terms of the SEC Settlement, which was approved by the U.S. District Court for the Southern District of New York on March 30, 2009, the Company consented, without admitting or denying the allegations made in the SEC’s complaint, to a permanent injunction against any future violations of certain provisions of the federal securities laws, including those requiring us to make all filings under the Exchange Act.
While we will endeavor to comply fully with the terms of the SEC Settlement, it is possible that the SEC’s enforcement staff may take issue with our compliance, despite our efforts. In particular, we are not currently in compliance with the requirement that we make all necessary filings under the Exchange Act; we have not filed amended Reports on Form 10-K for the years ended June 30, 2004 and 2005 (either separately or as part of a comprehensive Report on Form 10-K); we have not filed Reports on Form 10-K for the fiscal years ended June 30, 2006, 2007 and 2008; and we have not filed Reports on Form 10-Q (or amended Reports on Form 10-Q, as the case may be) for any quarter during these fiscal years. The reason we have not been able to file these Reports on Form 10-K and 10-Q to date is that we face two major issues with completing our audit of the financial statements for our North American Philatelic Division — and therefore the audit of the Company’s consolidated financial statements — for any year prior to June 30, 2008. First, many of the accounting records for that Division for the prior periods — specifically, the supporting analyses for balance sheet and income statement accounts — are incomplete and need to be reconstructed. Second, the Company has experienced significant turnover in its accounting and corporate personnel since 2006, which has adversely impacted the Company’s ability to reconstruct these financial data.
We are still assessing whether we will be able to file our prior years’ reports without unreasonable effort and expense. The failure by us to comply with the SEC Settlement, or any perception that we have failed to comply with the SEC Settlement, could result in further enforcement actions by the SEC, including the imposition of sanctions or fines. In addition, the SEC could commence proceedings to suspend or revoke the registration of our common stock under Section 12(j) of the Exchange Act. The SEC could also seek to impose a trading halt in our common stock for up to ten trading days if it believes the public interest and the protection of investors requires it to do so. Should our common stock be de-registered, brokers, dealers and other market participants would be prohibited from buying or selling, making a market in, or publishing quotations or otherwise effecting transactions with respect to our common stock. As a result, public trading of our common stock would cease. This could have an adverse impact by reducing the liquidity of our common stock and preventing investors from buying or selling our common stock in the public market.
Greg Manning has commenced an arbitration against the Company.
As described in further detail below under “Legal Proceedings — Greg Manning v. SGI,” on or about August 7, 2007, Mr. Manning commenced an arbitration against the Company before the American Arbitration Association. Mr. Manning purports to assert claims for breach of contract and defamation based on his allegation that the Company wrongfully terminated his consultancy for cause in

April 2007. Mr. Manning is seeking damages of approximately $34,000,000, and the Company has filed counterclaims against Mr. Manning. The arbitration hearings are currently scheduled to take place in December 2009. If the Company is unsuccessful in the arbitration, its results of operations and financial condition could be adversely affected. In addition, even if the Company is successful in the arbitration, the Company may be required to incur significant costs and expenses, and its executive officers and other employees may be required to invest a significant amount of time and attention, which could be a distraction from the Company’s business, and could adversely affect the Company’s results of operations and financial condition.
We are the subject of examinations by U.S., New York and Spanish tax authorities.
In November 2005, Spanish tax authorities commenced an investigation of CdC, covering all periods from fiscal 2001 through fiscal 2006.
In February 2008, the Internal Revenue Service (the “IRS”) commenced an audit of SGI’s tax returns for fiscal 2004, 2005 and 2006. In March 2008, the New York State Department of Taxation and Finance began an audit of our tax returns for fiscal 2005, 2006 and 2007.
These audits are ongoing and the outcome cannot be determined at this time. An adverse outcome could have a material adverse effect on the financial condition and results of operations of the Company.
We have incurred and expect to continue to incur substantial legal, accounting and other costs and expenses arising from our relationship with Afinsa.
In addition to our advancement and indemnification obligations described above, we have also incurred significant expenses relating to the re-audit and restatement of our historical financial statements, the Audit Committee investigation, the SEC investigation and settlement and the shareholder litigation. We may incur significant additional expenses in connection with the re-audit and restatement of our historical financial statements, the preparation of our delinquent Exchange Act reports, the Spanish criminal proceedings and the arbitration proceeding against Mr. Manning. In addition, these matters are likely to divert the time and attention of our management from regular business operations.
Our trading business is exposed to commodity price risks and to risks of default of our counterparties.
A-Mark’s precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. In addition, open purchase and sale commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. A-Mark’s policy is to remain substantially hedged as to its inventory position and to its individual purchase and sale commitments. A-Mark’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with A-Mark’s business activities.
Furthermore, even if we are fully hedged as to any given position, there is the risk of default by our counterparties to the hedge. Any such default could have a material adverse effect on our financial position and results of operations.
There can be no assurance that A-Mark’s future performance will equal or exceed its performance in fiscal 2009.
Our Trading operations performed exceptionally well in fiscal 2009. This performance was primarily attributable to global economic conditions, which resulted in higher precious metal prices, volatility in the precious metals market and increased demand for precious metal products worldwide. It is unlikely that these economic conditions will continue and, as a result, there can be no assurance the performance levels attained by the Trading segment in fiscal 2009 will be achieved in future periods.
A-Mark’s business is heavily dependent on its heavily concentrated customer base.
One of A-Mark’s key assets is its customer base. This base provides deep distribution of product and makes A-Mark a desirable trading partner for any precious metals product manufacturer, including a sovereign Mint seeking to distribute precious metals coinage or a large refiner seeking to sell large volumes of physical precious metals. For the fiscal year ended June 30, 2009, A-Mark’s top two customers represented 23.1% and 6.2% of our Trading revenues, respectively. Any event that would negatively impact the relationship between A-Mark and its customers, or the loss of any significant customer, would negatively impact A-Mark’s results of operations.
A-Mark’s business is heavily dependent on its credit facility and its banking relationships.
The Credit Facility provides A-Mark and CFC with the liquidity to buy and sell billions of dollars of precious metals annually. The Credit Facility is a demand facility, and any of the four lending institutions can cancel its portion of the Credit Facility upon written notice.

The loss of a credit line of any one of the four bank participants and the failure of A-Mark to replace that line could have a materially adverse effect on the business and financial condition of A-Mark.
In addition, CFC is permitted to utilize a portion of the Credit Facility to fund its loans. There can be no assurance that the cash flow from our CFC business will be sufficient to enable us to repay any borrowings under the Credit Facility.
In addition, fluctuations in interest rates influence the cost of funds for borrowings under the Credit Facility.
The loss of a government purchaser/distributorship arrangement could materially adversely affect A-Mark’s business and results of operations.
A-Mark’s business is heavily dependent on its purchaser/distributorship arrangements with various governmental Mints. A-Mark’s ability to offer coins and bars to its customers on a competitive basis is based on its ability to purchase products directly from a government source. The loss of any authorized purchaser/distributor relationship, including with the U.S. Mint, could have a materially adverse effect on A-Mark’s business.
A-Mark’s business is heavily influenced by volatility in commodities prices.
A primary driver of A-Mark’s profitability is volatility in commodities prices. If prices were to stagnate, there would likely be a reduction in trading activity, resulting in less demand for the services A-Mark provides. Alternatively, an increase in price volatility would be likely to result in increased business activity for A-Mark. Among the factors that can impact the price of precious metals are supply and demand of gold; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators such as hedge funds.
The materials held by A-Mark and our collectibles companies is subject to loss, damage, theft or restriction on access.
There is a risk that part or all of the gold and other precious metals held by A-Mark, and the collectibles held by our collectibles companies, could be lost, damaged or stolen. In addition, access to A-Mark’s gold could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect our operations. Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our gold or other material is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.
Our stock is not currently traded on a recognized exchange.
In early 2007, our stock was de-listed from the Nasdaq National Market because of our failure to comply with our financial reporting obligations under the Exchange Act. Since then, our stock has traded on the “pink sheets,” and is thinly traded. While we intend to re-list on a recognized exchange as soon as we meet all applicable listing requirements, there can be no assurance that we will be successful in doing so.
Our business is influenced by political conditions and world events.
Global political conditions and world events may affect SGI through their effect on the economies of various countries, as well as on the decision of buyers and sellers to purchase and sell precious metals and collectibles and the value of such precious metals and collectibles.
Our business is subject to the risk of fraud, forgery, fakes, lack of provenance and counterfeiting.
Both our collectibles and precious metals (particularly bullion) business are exposed to the risk of loss as a result of “materials fraud” in its various forms. We seek to minimize our exposure to this type of fraud through a number of means, including third-party authentication and verification, reliance on our internal experts and the establishment of procedures designed to detect fraud. However, there can be no assurance that we will be successful in preventing or identifying this type of fraud, or in obtaining redress in the event such fraud is detected.
We have significant operations outside the United States.
Business operations outside the U.S. are subject to political, economic and other risks inherent in operating in foreign countries, such as: the difficulty of enforcing agreements, collecting receivables and protecting inventory and other assets through foreign legal systems; trade protection measures and import or export licensing requirements; difficulty in staffing and managing widespread operations; required compliance with a variety of foreign laws and regulations; changes in the general political and economic conditions in the countries where we operate, particularly in emerging markets; threat of nationalization and expropriation; higher costs and risks of doing business in a number of foreign jurisdictions; limitations on the repatriation of earnings; fluctuations in equity, revenues and profits due to changes in foreign currency exchange rates, including measures taken by governments to devalue official currency exchange rates; and inflation levels exceeding that of the U.S.
We try to manage these risks by monitoring current and anticipated political and economic developments and adjusting operations as appropriate. Changes in the political or economic environments of the countries in which we operate could have a material adverse effect on our business, financial condition and results of operations.
We could suffer losses with our financing operations, which could affect our liquidity and results of operations.
We offer various types of financing in our business. Our receivables from the customers with whom we trade in precious metals represent short-term, non-interest bearing amounts due from metal sales and are generally secured by the related metals maintained in the Company’s possesion, by a security interest, or by a letter of credit issued on behalf of the customer. Advances on refined materials represent metals advanced to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. Wholesale trade advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government Mints. The Company periodically extends short-term credit through the issuance of notes receivable to approved customers at interest rates determined on a customer-by-customer basis. The amounts due from brokers principally relates to commodity hedging transactions.
SGI also frequently extends trade credit in connection with its auction sales. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The sale and auction of Company-owned inventory are, from time to time, made with extended payment terms of up to twelve months. Certain assets held by the Company collateralize these receivables.
The Company operates a financing business through CFC that makes secured loans at loan to value ratios (principal loan amount divided by the “liquidation value”, as conservatively estimated by management, of the collateral) of 50% to 90%. These loans are both variable and fixed interest rate loans, with maturities from three to twelve months.
The failure or inability of borrowers to repay their loans is an inherent risk in all lending. Our ability to minimize loan losses will depend on several factors, including (a) the loan underwriting and other policies and controls we continue to adopt and implement, which could prove to be inadequate to prevent loan losses from occurring; (b) our ability to sell collateral, when a borrower defaults in the payment of a loan, for amounts sufficient to offset loan losses, which can be affected by a number of factors outside of our control, including (i) changes in economic conditions, (ii) increases in market rates of interest and (iii) changes in the condition or value of the collateral that will secure the loans we make; and (c) the reserves we will need to establish for potential loan losses, which may prove to be inadequate, in which case we would have to incur additional charges, which would have the effect of reducing our net income and could negatively impact our financial condition. Additionally, our CFC operations are subject to certain state and federal laws and regulations, which may impose significant costs or limitations on the way we conduct or expand such a business.
Changes in our liquidity and capital requirements could limit our ability to achieve our plans.
The Company currently has no working capital facility in place, other than the Credit Facility for its trading operations, which is repayable on demand. If the cash that we generate from our business, together with cash that we may borrow under the Credit Facility, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. In addition, the Company’s ability to raise capital through the public issuance of equity or debt securities may be restricted because of its failure to file its delinquent reports under the Exchange Act.
Failure to obtain such financing could have a material adverse effect on the Company’s ability to offer cash advances to potential consignors of property (which is an important aspect of the marketing of an auction business), to acquire collectibles for sale in the Company’s business, to expand into sales of other collectibles, to expand our CFC operations, to initiate any other new business activities and to execute on any strategic growth plan we might develop. Also, the Credit Facility imposes certain restrictive covenants, including restrictions on the payment of dividends to the parent company, which could have an adverse impact on our liquidity position and our ability to expand our business.
We are dependent on our key management personnel and our Trading and Collectibles experts.

Our performance is greatly dependent on the performance of our senior management and certain other key employees. Some of our executive officers and key employees, including Greg Roberts, our CEO and President, are experts in the collectibles and trading markets and have industry-wide reputations. The loss of these individuals could have a negative effect on our reputation for expertise in the collectibles and precious metals trading markets in which we operate and could lead to a reduction in our business. Competition for available trading and collectibles experts is intense. Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within their fields, and (ii) to implement personnel recruiting, succession and training programs that will enable us to add trading and collectibles experts, as necessary, to grow our business and offset employee turnover that can occur from time to time. If we are not successful in retaining our existing experts or in hiring and training new experts, this could limit our ability to grow our business and adversely affect our operating results and financial condition. Moreover, some of our experts could leave our company to join a competitor or start a competing business.
We have made numerous acquisitions, which entail certain risks, as do our other growth initiatives.
We have grown in part through acquisitions and expect to continue to do so. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or large privately-held companies. It is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions. The making of acquisitions entails certain risks, including: (a) unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations; (b) difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards; (c) loss of key employees of the acquired company; and (d) strains on management and other personnel time and resources both to research and integrate acquisitions.
We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase as we implement our growth strategy. We have also spent considerable time, resources and efforts, apart from acquisitions, in attempting to grow our business operations over the past few years. These efforts place, and are expected to continue to place, strains on our management and other personnel and resources and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.
We may not have successfully remediated previously identified material weaknesses in our internal controls and we may identify additional material weaknesses in the future.
As described below under heading captioned “Controls and Procedures”, we have in the past had material weaknesses in our internal control over financial reporting and, as of June 30, 2009, had numerous material weaknesses. We have also concluded that, as of June 30, 2009, our disclosure controls and procedures were not effective. We have adopted a plan to remediate these material weaknesses and have taken steps to address certain of the issues associated with our disclosure controls and procedures. However, there can be no assurance that the measures we have taken and will take to remediate identified weaknesses and to address our disclosure control issues will be sufficient or that we will not identify additional weaknesses in the future. Additionally, even if we believe we have effective control over financial reporting, the process for assessing the effectiveness of internal control over financial reporting requires subjective judgments and the application of standards that are relatively new and subject to questions of interpretation. Accordingly, we cannot be certain that our independent auditors will agree with our assessment. If either we or our auditors continue to conclude that our internal control over financial reporting is not effective, the perception of our Company may be adversely affected, which could in turn adversely affect the price of our securities, our access to the capital markets and/or our borrowing costs.
The imposition of government regulations could increase our costs of doing business.
Our trading operations are subject to regulation, supervision and licensing requirements under various federal, state, local and foreign laws, ordinances and regulations. New laws and regulations could be enacted that could have a negative impact on our trading activities.
While the collectibles market is not currently subject to direct federal, state or local regulation, from time to time government authorities discuss additional regulations which could impose restrictions on the collectibles industry, such as regulating collectibles as securities or requiring collectibles dealers to meet registration or reporting requirements, or regulating the conduct of auction businesses. Adoption of laws or regulations of this nature could lead to a decline in sales and purchases of collectibles.

The weak economy has had a negative impact on our Collectibles operations.
Our Collectibles business, which is significantly affected by the amount of discretionary consumer spending, has been adversely impacted by the general economic climate, and further deterioration in global economic conditions is expected to have a negative effect on our Collectibles operations and the market value of the Collectibles inventory that we hold at any given time.
We operate in highly competitive industries.
The business of buying and selling collectibles and precious metals is highly competitive. The Company competes with a number of auction houses, collectibles companies and precious metals trading firms throughout North America, Europe and the rest of the world, some of whom have greater financial and other resources and name recognition. Our competitors may offer services, pricing or commissions that could be deemed superior to ours.
Our stock price may fluctuate.
The market price of the Company’s common stock dropped dramatically following the events of May 9, 2006. In the past, the market price of the Company’s common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond the Company’s control, including: sales of the Company’s common stock by stockholders, including Afinsa; actual or anticipated fluctuations in the Company’s operating results; the operating and stock price performance of other comparable companies; developments and publicity regarding the Spanish criminal investigation and the SEC action; and general economic conditions.
In addition, the stock market in general has experienced volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of the Company’s common stock, regardless of the Company’s actual performance, and could enhance the effect of any fluctuations that do relate to its operating results.
We have not paid dividends on our common stock in the past and do not anticipate paying dividends on our common stock in the foreseeable future.
We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of earnings, with the goal of increasing sales and long-term profitability and value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES
Our headquarters and most of our U.S. Collectibles operations are located in one facility in Irvine, CA., consisting of approximately 20,208 square feet of office space. This lease expires on May 31, 2011. Our arms and armor auction operations are located nearby, in leased warehouse facilities consisting of approximately 8,000 square feet, under a lease expiring in May 31, 2011. We also lease another warehouse in Irvine under a lease expiring August 4, 2010. Our trading operations are conducted in facilities in Santa Monica, CA, where we lease approximately 3,333 square feet of office space under a lease which expires on April 30, 2011. We also lease approximately 6,200 square feet in Zurich, Switzerland, approximately 8,931 square feet in Wiesbaden, Germany, and approximately 1,000 square feet in Hong Kong, where we conduct our European and Hong Kong Collectibles operations. The Zurich lease expires on May 31, 2013; the Wiesbaden lease expires on December 31, 2012; and the Hong Kong lease expires on March 4, 2010. We also lease approximately 1,000 square feet of office space in Madrid, Spain, where we are winding down our CdC operations. The Madrid lease is month-to-month.
During fiscal 2008 and fiscal 2009, we leased approximately 22,500 square feet in Bethel, CT, where our philatelic operations were located. We terminated this lease effective as of August 31, 2009. During fiscal 2008, we also owned a building in West Caldwell, NJ, where the philatelic operations had been located prior to moving such operations to Bethel, CT in October 2007. We sold this building in April 2009 for a gross sales price of approximately $2.1 million.

ITEM 3.	LEGAL PROCEEDINGS
Ongoing Legal Proceedings Against Certain of the Company’s Former Officers and Directors Relating to the Company’s Transactions with Afinsa
Spanish Criminal Investigation
In May 2006, Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing, including money laundering, fraud, tax evasion and criminal insolvency. The Spanish criminal investigation initially focused on Afinsa and certain of its executives and was later expanded to include several former officers and directors of SGI and CdC, including (most recently) Messrs. Manning and Crawford. As noted above, from June 2003 through May 2006, we supplied philatelic material to Afinsa, and we understand that Afinsa used the material in connection with transactions between itself and its clients. According to the Afinsa Report, investors would enter into contracts to purchase specified philatelic material from Afinsa. These investors would deposit funds with Afinsa for a specified period of years, and at the end of an agreed-upon contract term the investors would have the option of receiving either (i) the specified stamps or other philatelic material set forth in the contract, or (ii) the principal sum invested, plus a contractually specified interest rate. In most cases, Afinsa maintained (at the investors’ request) physical possession of the philatelic material until the end of the contract term.
The allegations against Afinsa and the certain named individuals relate to the central claim that Afinsa’s business operations constituted a fraudulent “Ponzi scheme,” whereby funds received from later investors were used to pay interest to earlier investors, and that the stamps that were the subject of the investment contracts were highly overvalued. Spanish authorities have preliminarily alleged that Messrs. Manning and Crawford knew Afinsa’s business, and aided and abetted in its activity by, among other things, causing the Company to supply allegedly overvalued stamps to Afinsa.
Several of our other former officers and directors, including Esteban Perez, formerly the Chairman of our Board of Directors, Carlos de Figueiredo, formerly the Second Vice Chairman of our Board of Directors (and the son of one of the founders of Afinsa), and Ramon Egurbide, formerly the head of our European operations, have testified as defendants in these proceedings. Spanish authorities are also seeking the testimony of Messrs. Manning and Crawford as defendants.
The Company understands that, under Spanish law, after the end of the investigative stage, which is expected to last for years, the Spanish Investigative Court will determine whether there are grounds to bring formal charges and to continue to a trial or whether the proceedings should be dismissed.
As the Company understands Spanish law, if any of these former officers or directors of SGI or CdC is ultimately found guilty, then, under the principle of secondary civil liability, the corporation could be held liable for certain associated penalties. However, neither SGI nor CdC is currently a party to these criminal proceedings, and the effect, if any, on the Company cannot be determined at this time.
SEC Action
On March 23, 2009, SGI announced that it had reached a settlement, with the SEC, resolving charges filed against the Company in connection with the SEC’s three-year investigation into the Company’s historical transactions with Afinsa. The SEC’s charges were asserted in a Complaint that was also filed in the U.S. District Court for the Southern District of New York on March 23, 2009.
Under the terms of the SEC Settlement, which was approved by the Court on March 30, 2009, SGI consented, without admitting or denying the allegations made in the SEC’s complaint, to a permanent injunction against any future violations of certain provisions of the federal securities laws. No fines, civil penalties or monetary sanctions were assessed against the Company.
Also on March 23, 2009, the SEC filed an action in the U.S. District Court for the Southern District of New York against Messrs. Manning and Crawford in connection with its investigation. In the action, the SEC seeks a permanent injunction against future violations of certain provisions of the federal securities laws, and it also seeks disgorgement and civil monetary penalties in an unspecified amount. This action has not been settled.
The Company terminated Mr. Manning’s consulting arrangement with the Company for cause in April 2007, and Mr. Crawford left the Company in June 2006.
Messrs. Manning and Crawford (and certain of the other former officers and directors of the Company who are the subject of the Spanish criminal investigation) are entitled to receive advances from the Company for their legal fees and expenses in connection with the SEC action and the Spanish criminal proceedings.
However, in the arbitration described below between the Company and Mr. Manning, the Company intends to assert a counterclaim against Mr. Manning seeking, among other things, a declaration that Mr. Manning, in light of his wrongful conduct in connection with the Company’s transactions with Afinsa (which led to his termination for cause), is not entitled to indemnification or reimbursement for amounts paid or expenses incurred by him in connection with the SEC action or the Spanish proceedings. The Company has already asserted a counterclaim seeking such a declaration with respect to the shareholder litigation referred to below. The Company will continue to advance Mr. Manning his legal fees and expenses unless and until the Company obtains a court declaration that he is not entitled to the same. If the Company fails to obtain such a declaration, it may be obligated to indemnify and reimburse Mr. Manning for amounts paid or expenses incurred by him in connection with money judgments, penalties or settlements in the SEC action and the Spanish criminal proceedings.
Tax Investigation in Spain
On November 17, 2005, the Spanish tax authorities commenced a tax examination of CdC. This examination, which now covers all periods from fiscal 2001 through fiscal 2006, is ongoing and the outcome cannot be determined at this time.
Greg Manning v. SGI
On or about August 7, 2007, Mr. Manning commenced an arbitration against the Company before the American Arbitration Association. Mr. Manning purports to assert claims for breach of contract and defamation, based on his allegation that the Company wrongfully terminated his consultancy for cause in April 2007. Mr. Manning seeks damages of approximately $34,000,000, consisting of, among other things, amounts that Mr. Manning claims he is owed under his consulting agreement with the Company, compensation for vacation and “comp” days, and damages allegedly resulting from harm to his name and reputation.
On or about March 28, 2008, the Company filed counterclaims against Mr. Manning for breach of contract, breach of fiduciary duty and unjust enrichment, based on Mr. Manning’s breaches of his contractual and fiduciary obligations in connection with the Company’s transactions with Afinsa. In its counterclaims, the Company seeks damages of at least $20,000,000, consisting of the costs and expenses that the Company has incurred as a result of Mr. Manning’s wrongful conduct, as well as a percentage of Mr. Manning’s performance bonuses. The Company also seeks a declaration that Mr. Manning is not entitled to advancement of legal expenses or indemnification for amounts paid in connection with the class action and shareholder derivative lawsuits against the Company and Mr. Manning that were settled in December 2008, and intends to seek such a declaration with respect to the SEC action and Spanish criminal proceedings.
Since June 2008, the parties have been engaged in discovery, which is largely complete. The arbitration hearings are currently scheduled to take place in December 2009. In late September 2009, Mr. Manning filed a motion to adjourn the hearings. The Company opposed the motion. On October 6, 2009, the arbitration panel denied the motion.
IRS and New York State Tax Audits
In February 2008, the IRS commenced an audit of SGI’s tax returns for fiscal 2004, 2005 and 2006. In March 2008, the New York State Department of Taxation and Finance began an audit of our tax returns for fiscal 2005, 2006 and 2007.
These audits are ongoing and the outcome cannot be determined at this time.

Securities Class Action and Shareholder Derivative Lawsuit
In May 2006, the Company and certain of its current and former officers were sued in connection with the Company’s transactions with Afinsa. In the derivative lawsuit commenced in the United States District Court for the Southern District of New York, In Re Escala Group, Inc. Derivative Litigation, the plaintiffs generally made claims against the defendants for breach of fiduciary duty, mismanagement, waste of corporate assets and unjust enrichment. In the securities class action, which was also commenced in the United States District Court for the Southern District of New York, In re Escala Group, Inc. Securities Litigation, the plaintiffs alleged that the defendants participated in a scheme with Afinsa that caused the Company’s reported revenues, gross profit, net income and inventory to be materially overstated, and that the defendants made materially false and misleading statements in the Company’s publicly filed financial reports.
Both of these matters were settled in December 2008. Under the court-approved settlements, all claims asserted in both actions were dismissed with prejudice and without any admission of liability or wrongdoing.
As part of the settlement of the derivative lawsuit, the Company recovered $5.50 million from insurers on behalf of certain of the named defendants in one or both proceedings. The Company also agreed to adopt (and has since adopted) certain corporate governance policies and procedures relating to revenue recognition, our internal audit function, codes of ethics, and board and committee composition and continuing education, among other things. The Company also paid all of plaintiffs’ court-approved attorneys’ fees of $925,000, together with approved expenses of $70,000. The Company’s insurer funded $475,000 of these amounts.
Under the settlement of the securities class action, SGI was required to contribute an aggregate of $6 million in cash and 4,000,000 newly issued shares of its stock to a settlement fund for the benefit of the class members. These amounts also covered the legal fees and expenses of the plaintiffs’ counsel in the action. During the year ended June 20, 2008, the Company contributed the full $6 million in cash to the fund, a substantial portion of which was funded by insurers. After taking into account recoveries, the Company’s net cash payment obligations under both settlements was approximately $1.1 million.
As part of its order relating to the securities class action, the court awarded attorneys’ fees to plaintiffs’ counsel of $3.25 million, of which 44.5% was to be paid in common stock of the Company. Accordingly, on January 14, 2009, the Company issued to plaintiffs’ counsel a total of 772,430 shares of the Company’s common stock, based upon a value of $1.87 per share. (The date of the issuance of the shares and the calculation of the value of the shares to be issued was determined in accordance with the settlement agreement.) Thereafter, in February 2009, SGI repurchased those shares at a purchase price of $1.55 per share. The shares have since been cancelled and returned to the status of authorized but unissued shares.
On October 1, 2009, the Company issued the remaining 3,277,777 shares of common stock to the settlement fund. These shares are expected to be distributed to the claimants shortly. The Company has no further obligation or liability under the settlement agreement.
For a description of the accounting treatment of this settlement, see Note 15 to the Notes to Consolidated Financial Statements.
Seymour Ehrenpreis v. Nutmeg Stamps, et al
In May 2009, Seymour Ehrenpreis commenced an action against a subsidiary of the Company and certain of its officers for breach of contract and other matters, all based on allegations of failure to fulfill oral commitments. The plaintiff seeks compensatory damages of at least $1.3 million and punitive damages of at least $1.3 million. This action is in its early stages and the Company cannot currently estimate the likelihood of an adverse outcome. The Company intends to assert a vigorous defense against this action.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
The common stock of the Company is traded on the Pink OTC Markets, Inc. (“Pink Sheets”) under the symbol SPGZ.PK. Prior to January 2007, our stock was traded on Nasdaq’s National Market under the symbol ESCL. In January 2007, our stock was de-listed from the Nasdaq National Market because of our failure to comply with our financial reporting obligations under the Exchange Act.
As of September 18, 2009, there were 899 stockholders of record of our common stock and the last reported sale price of our stock as reported by the Pink Sheets was $2.35.
The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the Pink Sheets. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2009
Quarter	High Bid	Low Bid
First	$2.80	$1.65
Second	$2.65	$1.70
Third	$2.95	$0.86
Fourth	$2.99	$1.85

	2008
Quarter	High Bid	Low Bid
First	$2.65	$1.60
Second	$2.49	$1.90
Third	$3.15	$2.09
Fourth	$3.10	$2.67
Dividend Policy
We have never declared or paid any cash dividends on our stock. We currently anticipate that any future earnings will be retained by the Company to support our growth strategy. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, our general financial condition, contractual restrictions and general business conditions.
In addition, A-Mark’s credit facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth (as defined) of $12.5 million and $50.0 million, respectively. SGI’s ability to pay dividends, if it were to desire to do so, could be limited as a result of these restrictions.
Issuer Repurchases of Equity Securities
On January 29, 2009, the Company entered into a contract with plaintiffs’ counsel in the securities class action providing for the Company to repurchase 772,430 shares that it had issued to such counsel as payment of its court-approved legal fees, at a purchase price of $1.55 per share. This transaction closed on February 9, 2009, at which time those shares were cancelled and returned to the status of authorized but unissued shares.
Equity Compensation Plan Information
The following table provides information as of June 30, 2009 with respect to the shares of our common stock that may be issued under existing equity compensation plans.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities	Weighted average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of	outstanding options,	plans (excluding
	outstanding options,	warrants and rights	securities reflected in
Plan category	warrants and rights	($)	column (a))
Equity compensation plans approved by security holders (1)	1,281,007	$4.22	3,718,993
Equity compensation plans not approved by security holders (2)	—	—	—

Total	1,281,007	$4.22	3,718,993

(1)	Consists of stock options and restricted stock granted under the 1993 Stock Option Plan, as amended (the “1993 Plan”), and the 1997 Stock Incentive Plan, as amended (the “1997 Plan”). Spectrum’s stockholders previously approved the 1993 and 1997 Plans. Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI’s stock. Awards under the 1997 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan currently is administered by the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants of awards. At June 30, 2009, there were 3,718,993 shares remaining available for future awards under the 1997 Plan. Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding.

(2)	Does not include an aggregate of 37,500 Stock Appreciation Awards and Long-Term Incentive Awards. The shares of common stock issuable upon the exercise of these rights cannot be determined until the applicable measurement date. These awards generally provide for the recipient to receive an amount, payable in stock (in certain cases upon the payment of an exercise price), equal to the appreciation in value of a specified number of shares of common stock.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable to smaller reporting companies.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS
Forward Looking Statements
This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company’s current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company’s current plans, and the Company’s actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-K.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:
•	Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal 2009 to fiscal 2008.
•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows, working capital and financial commitments, as well as a discussion of our outstanding debt that existed as of June 30, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.
•	Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.
OVERVIEW
Business
We conduct our operations in two reporting segments: Trading and Collectibles. (Our reporting segments are defined in Note 1 of the

Notes to Consolidated Financial Statements.) For the fiscal year ended June 30, 2009, our Trading and Collectibles segments represented $4.1 billion, or 96%, and $166.4 million, or 4%, respectively, of our total revenues, and achieved $25.6 million and ($7.6 million), respectively, in operating profit/(loss), contributing to a total operating income for the year of $7.7 million. For the fiscal year ended June 30, 2008, our Trading and Collectibles segments represented $2.7 billion, or 94%, and $176.0 million, or 6%, respectively, of our total revenues, and achieved $5.9 million and $5.2 million, respectively, in operating income, contributing to a total operating loss for the year of $(9.4) million.
Trading
Our Trading segment operates in the United States through A-Mark Precious Metals, Inc. (“A-Mark”). A-Mark is a distributor and service provider to consumers, wholesalers, retailers and dealers of precious metals throughout the world from facilities located in Santa Monica, California. A-Mark is a wholly owned subsidiary of Spectrum PMI, Inc., which in turn is 80% owned by the Company.
Collateral Finance Corporation (“CFC”), a licensed California Finance Lender and a wholly owned subsidiary of A-Mark, offers loans on precious metals, rare coins and other collectibles to coin dealers, collectors and investors.
Collectibles
Our Collectibles segment is a global integrated network of companies with operations in North America, Europe and Asia as well as on the Internet. Our collectibles business is focused on Philatelic (stamps) and Numismatic (coins) material, Rare and Fine Vintage Wine, and Antique Arms, Armor and Historical Memorabilia. We primarily sell these materials, both owned and consigned, through our auction subsidiaries and through wholesale merchant/dealer relationships.
RESULTS OF OPERATIONS
Year ended June 30, 2009 Compared to Year Ended June 30, 2008
Consolidated Results of Operations
Our operating results for the years ended June 30, 2009 and 2008 are as follows:

		% of	2008(1)	% of	$ Increase/	% of Increase/
(thousands of dollars)	2009	revenue	(as restated)	revenue	(decrease)	(decrease)
Revenue	4,293,342	100.0%	2,856,981	100.0%	1,436,361	50.3%

Gross profit	70,334	1.6	56,731	2.0	13,603	24.0

General and administrative expenses	30,169	0.7	33,051	1.2	(2,882)	(8.7)
Salaries and wages	29,814	0.7	22,140	0.8	7,674	34.7
Impairment of goodwill and intangible assets	860	0.0	—	0.0	860	100.0
Depreciation and amortization	1,807	0.0	1,911	0.1	(104)	(5.4)
Litigation settlement	—	0.0	9,020	0.3	(9,020)	(100.0)

Operating income (loss)	7,684	0.2	(9,391)	(0.4)	17,075	181.8
Interest income	5,614	0.2	3,504	0.1	2,110	60.2
Interest expense	(2,373)	(0.1)	(3,683)	(0.1)	1,310	(35.6)
Other income (expense), net	279	0.0	80	0.0	199	248.8
Unrealized gains(loss) on foreign exchange	3,068	0.1	(3,251)	(0.1)	6,319	194.4

Income (loss) before income taxes and minority interest	14,272	0.4	(12,741)	(0.5)	27,013	212.0
Income taxes	(3,137)	(0.1)	(1,230)	0.0	(1,907)	155.0
Minority interests	(3,999)	(0.1)	(673)	0.0	(3,326)	494.2

Net income (loss)	7,136	0.2%	(14,644)	(0.5)%	21,780	148.7

Earnings (loss) per share
Basic	$0.23		$(0.52)		$0.75	144.2%

Diluted	$0.23		$(0.52)		$0.75	144.2%

Weighted average shares outstanding
Basic	30,934		28,138

Diluted	31,649		28,138

(1)	The 2008 consolidated statement of operations has been restated for certain errors in classification. Such reclassifications did not result in an adjustment to the Company’s reported net loss. See further discussion at Note 3 to the consolidated financial statements.
Revenues and Gross Profit
Revenues increased by $1.4 billion, or 50.3%, to $4.3 billion in 2009 from $2.9 billion in 2008. This was due primarily to increased activity in our Trading segment. Our Trading segment experienced an increase in revenues of $1.4 billion, or 53.9%, to $4.1 billion in 2009 from $2.7 billion in 2008. This increase was the result of a number of factors, including higher precious metal prices, precious metals market volatility, and increased demand for precious metal products worldwide.

Our Collectibles segment experienced a decrease in revenues of $9.5 million, or 5.4%, to $166.4 million in 2009 from $176.0 million in 2008. The decrease was primarily due to the unfavorable economic conditions in fiscal 2009 and was attributable almost entirely to our Philatelic and Arms and Armor businesses, which represented a $21.4 million, or 39.5%, decrease in revenues to $32.8 million in 2009 from $54.2 million in 2008. This decrease was partially offset by an increase in Numismatic revenues of $11.9 million, or 9.8%, to $133.6 million in 2009 from $121.8 million in 2008.
Our gross profit increased by $13.6 million to $70.3 million in 2009 from $56.7 million in 2008. This was primarily due to the increase in our Trading segment volumes, revenues and margins, which was fueled by market volatility. The gross profit in our Trading segment increased by $28.4 million to $42.5 million in 2009 from $14.1 million in 2008. This was partially offset by a decrease in the gross profit of our Collectibles segment of $14.8 million, or 34.7%, to $27.9 million in 2009 from $42.7 million in 2008. This decrease was primarily due to weak economic conditions.
Our gross profit margins decreased to 1.6% in 2009 from 2.0% in 2008. This decrease was attributable primarily to a decrease in our gross profit margins in our Collectibles segment as a result of unfavorable economic conditions to 16.7% in 2009 from 24.2% in 2008, as well as an increase in volume and revenues in our Trading Segment, which has substantially lower margins than the Collectibles Segment. In 2009, Trading Segment margins improved as a result of market volatility, increasing to 1.0% in 2009 from 0.5% in 2008. The Company believes the precious metal market conditions in fiscal 2009 were highly unusual and thus can give no assurances that the higher gross margins achieved in fiscal 2009 will be attained in future periods. The Company believes economic conditions also created margin pressures in the Company’s Collectibles segment which may continue in future periods.
Operating Expenses
General and administrative expenses decreased $2,9 million, or 8.7%, to $30.2 million in 2009 from $33.1 million in 2008. This was primarily due to decreases in a variety of General and administrative expense categories, including the sale of the Company’s former headquarters in New Jersey, which generated a gain of $0.4 million.
Salaries and wages increased $7.7 million, or 34.7%, to $29.8 million in 2009 from $22.1 million in 2008. The increase was due primarily to the Trading segment’s and our Corporate’s contractual, performance-based compensation, which increased approximately $8.0 million and $1.1 million, respectively, from 2008. This was partially offset by a decrease in our Collectible’s contractual performance based compensation of approximately $(1.5) million. The Company also incurred approximately $0.5 million of severance and relocation expenses in 2009 for moving its Arms and Armor and North American Philatelic operations to its headquarters in Irvine, California as part of the Company’s plan to centralize U.S. Collectibles operations.
Impairment expense increased to $0.9 million in 2009 from $0 in 2008 due to recognition of a goodwill impairment charge of $0.8 million and a trademark impairment charge of $0.1 million related to the Company’s Collectibles business.
Depreciation and amortization expense was consistent between 2009 and 2008, decreasing $0.1 million.
Litigation settlement expense decreased $9.0 million from 2008 to 2009 as a result of the Company’s finalizing the settlement of its securities class action suit.

Interest Income
Interest income increased by $2.1 million to $5.6 million in 2009 from $3.5 million in 2008. The increase is primarily due to an increase in the Trading segment’s interest income of $1.8 million to $4.9 million in 2009 from $3.1 million in 2008, in part due to the increased activities in CFC’s lending business, which represented a $0.6 million increase in interest income.
Interest Expense
Interest expense decreased by $1.3 million, or 35.6%, to $2.4 million in 2009 from $3.7 million in 2008. This was related primarily to the Trading segment’s line of credit facility usage. Our Trading segment utilizes their line of credit extensively for working capital requirements. For the year ended June 30, 2009 our consolidated average debt balance was approximately $59.3 million, compared to $57.5 million for the year ended June 30, 2008. The Company’s decrease in interest expense was due primarily to lower interest rates in fiscal 2009, with the Company’s base LIBOR rate decreasing to 0.32% in 2009 from 2.4% in 2008.
Other Income
Other income (net of expense) increased by $0.2 million to $0.3 million in 2009 from $0.1 million in 2008. This change was the result of various small items.
Provision for Income Taxes
The Company’s income tax expense increased by $1.9 million to $3.1 million in 2009 from $1.2 million in 2008. Our effective tax rate on income (loss) before taxes for the years ended June 30, 2009 and 2008 was approximately 22.0% and 9.7%, respectively. A reconciliation of the income tax expense to the amount computed by applying the statutory federal income tax rate of 34% to the income (loss) before income tax expense for the years ended June 30, 2009 and 2008 is as below:

	2009	2008
	(in thousands)	(in thousands)
Amount computed at statutory rate	$4,852	$(4,332)
State income tax, net of federal tax benefit	1,132	(1,040)
U.S. vs. foreign tax rate differential	68	(565)
Non-deductible expenses	81	55
Tax on unrepatriated foreign earnings	(10)	184
Change in valuation allowance	(3,298)	7,159
Other	312	(231)

	$3,137	$1,230

Minority Interests
Income attributable to minority interests increased $3.3 million to $4.0 million in 2009 from $0.7 million in 2008 primarily due to higher 2009 profits in the Trading segment, which is 20%-owned by Auctentia.
Net Income
Net income increased $21.8 million to $7.1 million in 2009 from a net loss of ($14.6) million in 2008 due primarily to increased profits in the Company’s Trading segment. The Trading segment’s operations benefited from a number of factors, including higher precious metals prices, precious metals market volatility, and increased demand for precious metal products worldwide.
Earnings per Share
Basic earnings per share increased $0.75 per share to net income of $0.23 per share in 2009 from net loss of $(0.52) per share in 2008. Diluted earnings per share increased $0.75 per share to net income of $0.23 per share in 2009 from net loss of $(0.52) per share in 2008. The increase in both basic and diluted earnings per share was primarily due to higher profits in the Company’s Trading segment in 2009.
Trading Operations
The operating results of our Trading segment for the year ended June 30, 2009 and 2008 are as follows:

		% of	2008(1)	% of	$	%
(thousands of dollars)	2009	revenue	(as restated)	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$4,126,909	100.0%	$2,681,031	100.0%	$1,445,878	53.9%

Gross profit	42,489	1.0	14,076	0.5	28,413	201.9

General and administrative expenses	2,838	0.1	2,605	0.1	233	8.9
Salaries and wages	13,082	0.3	4,619	0.2	8,463	183.2
Depreciation and amortization	997	0.0	989	0.0	8	0.8

Operating income (loss)	$25,572	0.6%	$5,863	0.2%	$19,709	336.2

(1)	The 2008 consolidated statement of operations and related segment disclosures have been restated for certain errors in classification. Such reclassifications did not result in an adjustment to the Company’s reported net loss. See further discussion at Note 3 to the consolidated financial statements.

Trading revenues
Our Trading segment revenues increased by $1.4 billion to $4.1 billion in 2009 from $2.7 billion in 2008. This increase was the result of a number of factors, including higher precious metal prices, precious metals market volatility, and increased demand for precious metal products worldwide.
Gross profit
Our gross profit increased by $28.4 million to $42.5 million in 2009 from $14.1 million in 2008. Our Trading segment gross profit increased primarily as a result of increased demand for precious metals products which caused a substantial increase in premium spreads during the year. Additionally, the Trading segment’s access to capital and strong supplier network provided the Company the ability to capitalize on profit opportunities in a highly volatile and uncertain market. The segment did not speculate in this market maintaining hedges against substantially all of its market exposure at all times, thus earning the majority of its profits from the sale of physical precious metals. In fiscal 2009, global economic conditions caused substantial volatility in the precious metals markets and demand for physical precious metal products. Management believes it is unlikely these conditions will recur and as a result there can be no assurance the performance levels attained by the Trading segment in fiscal 2009 can be achieved in future periods.
General and administrative expenses
General and administrative expenses increased by $0.2 million to $2.8 million in 2009 from $2.6 million in 2008. There were no material items that contributed to this slight increase.
Salaries and wages
Salaries and wages increased by $8.5 million to $13.1 million in 2009 from $4.6 million in 2008. This was due primarily to higher levels of contract based performance based compensation expense, which increased by $8.0 million in fiscal 2009 from 2008.
Depreciation and amortization
Depreciation and amortization was consistent with the prior year, remaining at $1.0 million in each year.
Collectibles Operations
The revenues in our operations by collectible type for the years ended June 30, 2009 and 2008 are as follows:

	For the Years Ended June 30,
	2009		2008(1)
			(as restated)
(thousands of dollars)	$	% to total	$	% to total	$ Increase/ (decrease)	% of Increase/ (decrease)

Collectibles Revenues	$166,433	100.0%	$175,950	100.0%	$(9,517)	(5.4)%

Revenues by Collectible Type:
Philatelic	$31,024	18.6%	$51,066	29.0%	$(20,042)	(39.2)%
Numismatics	133,633	80.3	121,753	69.2	11,880	9.8
Arms and Armor	1,776	1.1	3,131	1.8	(1,355)	(43.3)

	$166,433	100.0%	$175,950	100.0%	$(9,517)	(5.4)%

(1)	The 2008 consolidated statement of operations and related segment disclosures have been restated for certain errors in classification. Such reclassifications did not result in an adjustment to the Company’s reported net loss. See further discussion at Note 3 to the consolidated financial statements.
Collectibles revenue
Our Collectibles segment revenues decreased by $9.5 million, or 5.4%, to $166.4 million in 2009 from $176.0 million in 2008. The decline in revenues was attributable primarily to our Philatelic operations, where revenue declined $20.0 million, or 39.2%, to $31.0 million in 2009 from $51.1 million in 2008. This decrease was a result of weaker economic conditions, which strongly affected the Philatelic market, as well as management’s determination to decrease inventory levels at the Philatelic operations in connection with the relocation of those operations to the Company’s headquarters in California. Arms and Armor had a sharp decline in revenues of $1.4 million or 43.3% to $1.8 million in 2009 from $3.1 million in 2008, which was also attributable to unfavorable economic conditions as well as management’s determination to contract those operations and move them to the Company’s headquarters. The relocation and contraction of both the North American Philatelic Operations and the Arms and Armor operations was part of the Company’s plan to centralize its U.S. Collectibles operations at the Company’s headquarters and to manage those operations more effectively.
Revenues attributable to the Company’s Numismatics operations increased by $11.9 million, or 9.8%, to $133.6 million in 2009 from $121.8 million in 2008. This increase was primarily due to volatile market conditions that caused investors to seek out alternative high-grade numismatic investments, as well as the effects of the Company’s acquisition of Ponterio and Associates, which expanded the Company’s numismatic offerings to the World Coin market.
The operating results of our Collectibles segment for the years ended June 30, 2009 and 2008 are as follows:

(thousands of dollars)	2009	% of revenue	2008(1) (as restated)	% of revenue	$ Increase/ (decrease)	% Increase/ (decrease)
Collectibles revenue	$166,433	100.0%	$175,950	100.0%	$(9,517)	(5.4)%

Gross profit	27,845	16.7	42,655	24.2	(14,810)	(34.7)

General and administrative expenses	19,515	11.7	20,991	11.9	(1,476)	(7.0)
Salaries and wages	14,262	8.6	15,530	8.8	(1,268)	(8.2)
Impairment of goodwill and intangible assets	860	0.5	—	0.0	860	—
Depreciation and amortization	802	0.5	922	0.5	(120)	(13.1)

Operating income (loss)	$(7,594)	(4.6)%	$5,212	3.0%	$(12,806)	(245.7)%

(1)	The 2008 consolidated statement of operations and related segment disclosures have been restated for certain errors in classification. Such reclassifications did not result in an adjustment to the Company’s reported net loss. See further discussion at Note 3 to the consolidated financial statements.

Gross Profit
Gross profit decreased $14.8 million, or 34.7%, to $27.8 million in 2009 from $42.7 million in 2008. These decreases were primarily attributable to the Philatelic division, and resulted principally from the weak economy and the Company’s decision to liquidate a large portion of its North American Philatelic inventory as part of its relocation and consolidation efforts.
General and administrative expense
General and administrative expense in our Collectibles segment decreased $(1.5) million, or 7.0%, to $19.5 million in 2009 from $21.0 million in 2008. This decrease was the result of the Company’s consolidation and cost-cutting efforts in its U.S. Collectibles operations. These reductions were partially offset by expenses incurred by the Company to relocate its North American Philatelic business and Militaria business to the Company’s headquarters in California. The move of the Arms and Armor business was completed in the third quarter of fiscal 2009; the relocation of the North American Philatelic operations was completed in July 2009. The Company recognized a gain of $0.4 million from the sale of the Company’s former headquarters in New Jersey, which also contributed to the decrease.
Salaries and wages
Salaries and wages decreased $(1.2) million, or 8.2%, to $14.3 million in 2009 from $15.5 million in 2008. This was due primarily to performance-based compensation expense which decreased by $1.5 million as a result of weaker performance of the Collectibles segment. This decrease is offset by $0.5 million of severance and relocation expenses incurred in 2009 for moving its North American Philatelic and Arms and Armor operations to its headquarters in Irvine, California.
Impairment of goodwill and intangible assets
Impairment of goodwill and intangible assets increased to $0.9 million in 2009 from $0 in 2008 due to recognition of a goodwill impairment charge of $0.8 million and a trademark impairment charge of $0.1 million related to the Company’s Collectibles business.
Depreciation and amortization
Depreciation and amortization was consistent with the prior year, decreasing slightly by $0.1 million, or 13.0%, to $0.8 million in 2009 from $0.9 million in 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the years ended June 30, 2009 and 2008:

(thousands of dollars)	2009	2008
Cash provided by(used in) operating activities	$13,022	$(14,700)
Cash provided by (used in) investing activities	(8,321)	(816)
Cash provided by (used in) financing activities	(17,981)	23,066
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities provided $13.0 million in cash in fiscal 2009 versus $(14.7) million used in fiscal 2008. A primary source of our 2009 operating cash flows was $7.1 million in net income, increased by non-cash items of $8.9 million. The other items which impacted our cash flows from operations in 2009 were increases in accounts receivable and consignor advances of $(0.4) million, increases in receivables and secured loans of $(20.3) million, receipt of our litigation settlement receivable of $6.0 million, reductions in our inventories of $13.9 million, reductions in our prepaid expenses and other assets of $2.3 million, reductions in our accounts payable accrued expenses and other liabilities $(1.8) million, changes in our income taxes, net of $4.7 million and payments with respect to our accrued litigation settlement of $(7.2) million.
A primary contributor to our 2008 uses of cash flows from operations was our $(14.6) million in net loss, partially offset by non-cash items of $3.6 million. The other items which impacted our cash flows from operations in 2008 were increases in accounts receivable and consignor advances of $(0.9) million, increases in receivables and secured loans of $(7.5) million, recordation of our litigation settlement receivable of $(6.0) million, net increases in our inventories of $(18.0) million, increases in our accounts payable accrued expenses and other liabilities $15.9 million, changes in our income taxes, net of $(2.1) million and the accrual of our litigation settlement of $15.0 million.
Our investing activities used cash in 2009 of $(8.3) million versus $(0.8) million used in fiscal 2008, primarily as a result of the investment in property plant and equipment totaling $(1.6) million, cash paid for the acquisition of Ponterio and Associates of $(0.6) million, cash used to purchase short term investments and marketable securities of $(8.7) million, and increase in our restricted cash of $(0.7) million. This was offset in part due to the sale of a property owned by the Company in New Jersey which was sold in fiscal 2009 generating proceeds of $2.1 million and offset by the sales of marketable securities generating proceeds of $1.2 million. Our uses of cash or our investing activities in 2008 primarily related to $(0.8) million in capital expenditures.
Our financing activities used cash in 2009 of $(18.0) million versus providing $23.1 million in fiscal 2008. This was due primarily to the Trading segments paydown of its line of credit which used cash of $(13.0) million. The Trading segment also reduced its’ borrowed metal position which used cash of $(3.7) million, and repurchased shares issued for its class action settlement which used cash of $(1.2) million. Our sources of cash from our financing activities in 2008 primarily related to borrowings under our lines of credit of $15.4 million and our liabilities related to borrowed metals of $7.2 million.
A-Mark has a borrowing facility (“Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $85.0 million including a facility for letters of credit up to a maximum of $85.0 million. A-Mark routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.32% and 2.46% as of June 30, 2009 and 2008, respectively. Borrowings are due on demand and totaled $52.8 million and $65.7 million for lines of credit and $4.8 million and $4.8 million for letters of credit at June 30, 2009 and 2008, respectively. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Credit Facility are formula based and totaled $27.5 million at June 30, 2009. The Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Credit Facility is cancelable by written notice of the financial institutions.
A-Mark’s Credit Facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at June 30, 2009 were $36.6 million and $64.1 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. A-Mark had borrowed metals included in inventories with market values totaling $15.1 million and $18.8 million at June 30, 2009 and 2008, respectively. Certain of these metals are secured by letters of credit issued under A-Mark’s Credit Facility, which totaled $4.8 million and $4.8 million at June 30, 2009 and 2008, respectively.

The Company is currently not traded on a national exchange and is delinquent in certain historical filings with the Securities and Exchange Commission. As a result the Company is substantially limited in its ability to issue equity or debt instruments. There can be no assurance the Company will be listed on a national exchange in future periods.
Historically, for our Collectibles we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds. For our Trading segment we rely on funds provided by operating activities and our borrowing arrangements with our bank group.
We believe that our current cash and cash equivalents, marketable securities, revolving credit facility and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, meet our investment requirements and commitments through at least the next twelve months. Certain of the Company’s foreign subsidiaries have nominal statutory restricted capital requirements. The Company’s liquidity could be impacted by the potential adverse outcomes, if any, relating to its open contingent matters, including, an ongoing Internal Revenue Service examination, a foreign tax inspection and certain litigation as described in Item 3: Litigation Section of this document.
As of June 30, 2009, we had cash and cash equivalents and marketable securities of $26.4 million, compared to $35.8 million as of June 30, 2008. The Company’s working capital increased by $8.0 million, or 12.9%, to $70.4 million in 2009, from $62.4 million in fiscal 2008.
Subsequent to year end (on July 23, 2009), the Company’s majority-owned subsidiary, Spectrum PMI, paid a $5.0 million dividend. This resulted in a $4.0 million payment to the Company and a $1.0 million payment to Afinsa.
Contractual Obligations, Contingent Liabilities, and Commitments
As of June 30, 2009, we have known cash commitments over the next several years as follows:

	Payment due by period
						5 years and
(thousands of dollars)	Total	1 year	2 years	3 years	4 years	thereafter
Borrowings under line of credit	$52,750	$52,750	$—	$—	$—	$—
Operating lease obligations	3,193	1,281	1,190	483	239	—

Total	$55,943	$54,031	$1,190	$483	$239	$—

On April 9, 2008, in connection with a Joint Venture Limited Liability Company Agreement (the “JV Agreement”) with a third party marketing company, A-Mark entered into a series of agreements with the Royal Canadian Mint to purchase a minimum amount of bullion and commemorative coins in exchange for certain exclusive distribution rights. On July 21, 2009, A-Mark signed an amendment with the Royal Canadian Mint to reduce its minimum purchase commitment of Olympic Numismatic Coin Products. Under the terms of this agreement, as amended, A-Mark is required to purchase 20,750 One Ounce Gold Bullion Coins and 150,000 One Ounce Silver Bullion. A-Mark is also required to purchase $7.0 million (Canadian Dollars) in commemorative coins. A-Mark is required to meet these commitments by February 26, 2010. Because the prices for the bullion coins are based on market prices on the date the order is placed, the amount of the commitment cannot be determined. However, the prices are based on the spot prices of gold and silver on the date of order which on June 30, 2009 were $929.00 and $13.67 per ounce respectively.
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 6 in the accompanying consolidated financial statements included elsewhere in this document), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
The Company’s trading inventories and purchase and sale transactions consist primarily of precious metal bearing products. The value of these assets and liabilities are linked to the prevailing price of the underlying precious metals. The Company’s precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets. Inventories purchased or borrowed by the Company are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
Open purchase and sale commitments are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). The Company seeks to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.
The Company’s policy is to substantially hedge its inventory position, net of open purchase and sales commitments, that is subject to price risk The Company regularly enters into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in SFAS No. 133. Gains or losses resulting from the Company’s futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Note 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net (gain) loss on derivative instruments in the consolidated statements of income of $2.6 million and $16.3 million for the years ended June 30, 2009 and 2008, respectively, includes both realized and unrealized amounts.
At June 30, 2009 and 2008, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $132,932,000 and $105,163,000, respectively; purchase commitments related to open forward contracts totaling $27,731,000 and $30,154,000; and purchase and sale commitments relating to open futures contracts totaling $132,651,000 and $82,431,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2009 are scheduled to settle within 90 days.
The Company entered into an earn-out agreement in connection with the purchase of Ponterio & Associates where the Company may pay an increased purchase price based on performance provisions of qualified earnings from December 1, 2008 through November 30, 2009.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Note 1, Basis of Presentation and Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition
Trading. The Company records sales of precious metals upon shipment and transfer of title (see further discussion below). The Company records revenues from its metal assaying and melting services after the related services are completed. Commodity futures and forward contract transactions are recorded at fair value on the trade date. Open futures and forward contracts are reflected in receivables in the consolidated balance sheet as the difference between the original contract value and the market value; or at fair value. The change in unrealized gain (loss) on open contracts from one period to the next is reflected in net (gain) loss on derivative instruments, which is a component of precious metals sold in the consolidated statement of income (operations). Financing revenue is recorded over the terms of the receivable and consists of interest and related fees.
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between trade and settlement date, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with SFAS 133. The Company records the derivative at the trade date with a corresponding unrealized gain (loss) which is reflected in the cost of metals sold in the consolidated statement of operations. The Company adjusts the derivative to fair value on a daily basis until the transaction is settled. Sales which are physically settled are recognized in gross on the consolidated statement of operations.
Collectibles. The Company’s collectibles segment derives revenues from two primary sources: auctions and private treaty sales.

Auction Sales. In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses and applicable taxes. The Company’s commissions include those earned from the buyer (“buyer’s premium revenue”) and those earned from the consignor (“seller’s commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction. The Company recognizes revenues from the buyer’s premium and seller’s commission upon receipt of cash, which generally occurs upon delivery of the property sold at auction.

The Company also sells its own inventory at auction. Revenue from the sales of owned inventory at auction is recognized upon receipt of cash and is recorded at the hammer price on a gross basis, with corresponding product cost recorded as a direct cost of sale. In addition, the Company recognizes a commission on the hammer price, which is paid by the buyer. Sales returns have not been material.

The Company does not provide any guarantee with respect to the authenticity of property offered for sale at its live auctions; however it does authenticate the materials sold via Internet auction. All property presented for sale at live auction is sold as genuine and as described by the Company in its auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and the Company), the Company refunds the purchase price if returned within a specified time period. Historically, returns have not been material and the Company generally sells large collections on an “as is” basis. Critical estimates related to revenue recognition are not considered significant because the Company recognizes revenue from auction sales upon receipt of cash, which generally occurs upon delivery of the property.

Private Treaty Sales. The Company engages in private treaty sales of both consigned property and sales of owned inventory to third parties (merchant/dealer relationships and direct to consumer sales). Private treaty sales of consigned property occur when an owner of property arranges with the Company to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. The Company does not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes private treaty sales of consigned property at an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commission revenue and are recognized upon receipt of cash, which generally occurs upon delivery of the property. Critical estimates related to revenue recognition are not considered significant because the Company recognizes private treaty sales of owned property upon receipt of cash, which generally occurs upon delivery of the property.
Stock Based Compensation
SGI has certain stock option plans that provide for the issuance of options and restricted stock grants to key employees and directors to purchase shares of common stock of the Company. See Note 16 to the Notes to Consolidated Financial Statements.
Effective, July 1, 2005, the Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Further, under the modified prospective method, the fair value associated with the unvested portion of the prior grants remaining at the date of adoption is recorded to stock compensation expense over the future requisite service period. During fiscal 2009, the Company granted no stock options; however, the Company granted restricted stock. The fair value of restricted stock grants is based on quoted market price at the date of grant and is expensed over the vesting period net off estimated forfeitures. All of the options granted are valued using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. The Black-Scholes valuation model requires the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company’s current estimates.
Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of FASB No. 109, “Income Taxes”. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company’s consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within income taxes payable.
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
Changes in recognized tax benefits and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s consolidated financial position.
The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”) on July 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. Significant judgment is required to identify all pertinent facts and circumstances and to estimate potential outcomes of investigations by tax authorities. We believe we have adequately provided for any uncertain tax positions in accordance with FIN 48. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period assessments are made or resolved or when statutes of limitation on potential assessments expire.
Fair Value Measurements
The Company carries a portion of its assets and liabilities at fair value. The majority of such assets and liabilities are carried at fair value on a recurring basis. In addition, certain assets are carried at fair value on a nonrecurring basis, including goodwill and purchased intangible assets accounted for at fair value that are only subject to fair value adjustments under certain circumstances.
On July 1, 2008, we adopted SFAS 157, which established a three-level valuation hierarchy for disclosure of fair value measurements. An instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Therefore, for instruments classified in levels 1 and 2 of the hierarchy, where inputs are principally based on observable market data, there is less judgment applied in arriving at a fair value measurement. For instruments classified within level 3 of the hierarchy, judgments are more significant.
For instruments classified within level 3 of the hierarchy, judgments may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of observability of significant inputs, management must assess all relevant empirical data in deriving valuation inputs including but not limited to projected future cash flows, discount rates, royalty rates, interest rates, customer attrition rates and foreign exchange rates. Imprecision in estimating unobservable market inputs can impact the carrying amount of assets in the balance sheet. Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets could result in a different estimate of fair value at the reporting date.
Financial Derivatives
Futures contracts, forward contracts and open purchase and sales commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price. The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications, if any, resulting from this risk. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2009, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Goodwill and Intangible Assets
In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 142. Other identifiable intangible assets continue to be amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual impairment test at year-end each year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units, which include the individual operating entities of the trading and collectible reporting segments. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the present value of the reporting unit’s expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit’s expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Estimates critical to these calculations include projected future cash flows, discount rates, royalty rates, customer attrition rates and foreign exchange rates. Imprecision in estimating unobservable market inputs can impact the carrying amount of assets in the balance sheet. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain assets could result in a different estimate of fair value at the reporting date.
Long-Lived Assets
Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard is a revision to the FASB issued Statement No. 141, Business Combinations (“SFAS 141”). The revised statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this Statement.

In April 2009, the FASB issued FSP FAS141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, Business Combinations, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP will be adopted effective July 1, 2009. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this Statement.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements and related interpretations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement at June 30, 2009. This Statement did not impact the consolidated financial results other than requiring additional disclosures.
SFAS 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (“QSPEs”). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt this Statement for interim and annual reporting periods beginning on July 1, 2009. The Company does not expect the adoption of this standard to have any material impact on the Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) and SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable for smaller reporting companies

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
SPECTRUM GROUP INTERNATIONAL, INC.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Spectrum Group International, Inc.
We have audited the accompanying consolidated balance sheets of Spectrum Group International, Inc. (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the combined financial statements of the European Operations of Spectrum Group International, Inc. (the “European Operations”). Such European Operations comprised approximately $19,791,000 or 9.1% and $28,772,000 or 12.4% of total assets as of June 30, 2009 and 2008, respectively, and $9,680,000 or 0.2% and $22,543,000 or 0.8% of total revenues and $5,863,000 or 8.3% and $10,284,000 or 18.1% of gross profit for the years then ended, respectively. The combined financial statements of the European Operations were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the European Operations, is based solely on the report of the other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Spectrum Group International, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As further discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its 2008 consolidated balance sheet and statement of stockholders’ equity to remove a $888,000 deferred tax liability that was reflected improperly therein. Such adjustment resulted in an increase to retained earnings as of June 30, 2007. Further, the 2008 consolidated statements of operations and cash flows, and related segment disclosures, have been restated for certain errors in classification. These errors did not result in an adjustment to the Company’s net loss reported for the year ended June 30, 2008.
Effective July 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” The effects of the adoption are more thoroughly discussed at Note 10 to the accompanying consolidated financial statements.
/s/ BDO Seidman, LLP
Costa Mesa, California
October 8, 2009

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Spectrum Group International, Inc.
We have audited the accompanying combined balance sheets of the European Operations of Spectrum Group International, Inc. (as defined in Footnote 1, the “Companies”) as of June 30, 2009 and 2008, and the related combined statements of operations, stockholder’s equity and comprehensive income (loss), and cash flows for each of the years then ended. These combined financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Companies are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Companies included in the European Operations of Spectrum Group International, Inc. as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Effective July 1, 2007, the Companies adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109.” The effects of the adoption are more thoroughly discussed in the notes to the accompanying combined financial statements.
/s/ Fabregas Mercade
Barcelona, Spain
October 8, 2009

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30,	June 30,
	2009	2008
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$17,545	$35,860
Restricted cash	650	—
Short-term investments and marketable securities	8,175	—
Accounts receivable and consignor advances, net — collectibles operations (Notes 5 and 18)	7,006	7,014
Receivables and secured loans, net — trading operations (Notes 4, 5, 11, 12 and 18)	46,214	25,874
Litigation settlement receivable (Note 15)	—	5,975
Inventory, net (Notes 6, 11, 12 and 18)	115,654	130,653
Deferred income taxes (Note 10)	—	189
Prepaid expenses and other assets	2,028	4,355

Total current assets	197,272	209,920
Long term inventory, net (Notes 6, 11 and 12)	—	297
Property and equipment, net (Note 7)	2,668	1,767
Real estate held for sale (Note 7)	—	1,640
Goodwill (Note 8)	5,960	6,525
Other purchased intangibles, net (Note 8)	8,301	8,673
Other assets	126	108
Income taxes receivable (Note 10)	3,424	3,725
Deferred tax asset (Note 10)	398	—

Total assets (Note 17)	$218,149	$232,655

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables (Notes 9 and 18)	$20,788	$29,570
Liability on borrowed metals (Notes 11 and 12)	15,100	18,789
Accrued expenses, accrued compensation and other current liabilities (Note 13)	22,970	15,737
Accrued litigation settlement (Note 15)	6,556	14,995
Income taxes payable (Note 10)	6,582	2,232
Line of credit (Note 11)	52,750	65,747
Other current liabilities	191	454
Deferred tax liability	1,920	—

Total current liabilities	126,857	147,524
Deferred tax liability (Note 10)	189	1,704

Total liabilities	127,046	149,228

Minority interests (Note 14)	10,314	6,315

Commitments, contingencies and subsequent events — (Notes 15 and 19)
Stockholders’ equity (Note 16):
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 28,309 and 28,209 at June 30, 2009 and 2008, respectively	283	282
Additional paid-in capital	233,385	232,123
Accumulated other comprehensive income	8,419	13,141
Accumulated deficit	(161,298)	(168,434)

Total stockholders’ equity	80,789	77,112

Total liabilities and stockholders’ equity	$218,149	$232,655

See reports of Independent Registered Public Accounting Firms and accompanying notes to financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,	Year Ended June 30,
	2009	2008
		(as restated)
Revenues (Notes 4 and 17):
Sales of precious metals	$4,126,909	$2,681,031
Collectibles revenues:
Sales of inventory	144,320	148,152
Auction commissions earned	22,113	27,798

Total revenue	4,293,342	2,856,981

Cost of sales:
Cost of precious metals sold (Note 12)	4,084,419	2,666,955
Cost of collectibles sold	138,589	133,295

Total cost of sales	4,223,008	2,800,250

Gross profit	70,334	56,731

Operating expenses:
General and administrative (Notes 7, 15 and 16)	30,169	33,051
Salaries and wages	29,814	22,140
Depreciation and amortization (Notes 7 and 8)	1,807	1,911
Goodwill and intangible asset impairments	860	—
Litigation settlement (Note 15)	—	9,020

Total operating expenses	62,650	66,122

Operating income (loss)	7,684	(9,391)
Interest and other income (expense):
Interest income (Note 5)	5,614	3,504
Interest expense (Note 11)	(2,373)	(3,683)
Other income (expense), net (Note 7)	279	80
Unrealized gains (loss) on foreign exchange (Note 2)	3,068	(3,251)

Interest and other income (expense)	6,588	(3,350)

Income (loss) before income taxes and minority interest	14,272	(12,741)
Income taxes (Note 10)	(3,137)	(1,230)
Minority interests (Note 14)	(3,999)	(673)

Net income (loss)	$7,136	$(14,644)

Earnings (loss) per share
Basic	$0.23	$(0.52)

Diluted	$0.23	$(0.52)

Weighted average shares outstanding
Basic	30,934	28,138

Diluted	31,649	28,138

See reports of Independent Registered Public Accounting Firms and accompanying notes to financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
(in thousands)

				Accumulated
	Common	Common	Additional	Other		Total
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Shareholders’	Comprehensive
	in shares	in $	Capital	Income (Loss)	Deficit	Equity	Income/(Loss)
Balance, as previously reported, June 30, 2007	28,135	$281	$231,562	$6,048	$(152,607)	$85,284
Restatement adjustment (Note 2)	—	—	—	—	888	888

Balance, as restated, June 30, 2007	28,135	281	231,562	6,048	(151,719)	86,172
Net loss	—	—	—	—	(14,644)	(14,644)	$(14,644)
Unrealized loss from marketable securities	—	—	—	(49)	—	(49)	(49)
Change in cumulative foreign currency translation adjustment	—	—	—	7,142	—	7,142	7,142

Comprehensive loss	—	—	—	—	—	—	$(7,551)

Share based compensation (Note 16)	—	—	562	—	—	562
Issuance of common stock for restricted stock grants (Note 16)	74	1	(1)	—	—	—
Cumulative adjustment for FIN 48 adoption (Note 10)	—	—	—	—	(2,071)	(2,071)

Balance, as restated, June 30, 2008	28,209	282	232,123	13,141	(168,434)	77,112
Net income	—	—	—	—	7,136	7,136	$7,136
Unrealized gain on marketable securities, net of tax	—	—	—	313	—	313	313
Change in cumulative foreign currency translation adjustment	—	—	—	(5,035)	—	(5,035)	(5,035)

Comprehensive income	—	—	—	—	—	—	$2,414

Issuance of shares for class action settlement (Note 15)	772	8	1,437	—	—	1,445
Repurchase of shares issued for class action settlement (Note 15)	(772)	(8)	(1,190)	—	—	(1,198)
Taxes paid in exchange for cancellation of restricted shares	—	—	(98)	—	—	(98)
Share based compensation (Note 16)	—	—	1,114	—	—	1,114
Issuance of common stock for restricted stock grants (Note 16)	100	1	(1)	—	—	—

Balance, June 30, 2009	28,309	$283	$233,385	$8,419	$(161,298)	$80,789

See reports of Independent Registered Public Accounting Firms and accompanying notes to financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,	Year Ended June 30,
	2009	2008
		(as restated)
Cash flows from operating activities:
Net income (loss)	$7,136	$(14,644)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization (Notes 7 and 8)	1,807	1,911
Goodwill and other purchased intangibles impairment charge (Note 8)	860	—
Provision for bad debts (Note 5)	440	66
Provision for inventory reserve (Note 6)	1,356	322
Stock based compensation (Note 16)	1,115	562
Provision (benefit) for deferred income taxes (Note 10)	(12)	17
Minority interests (Note 14)	3,999	673
Gain on sale of building (Note 7)	(432)	—
Gain on sale of marketable securities	(254)	—
Changes in assets and liabilities:
Accounts receivable and consignor advances	(432)	(860)
Receivables and secured loans	(20,340)	(7,472)
Litigation settlement receivable	5,975	(5,975)
Inventory	13,911	(17,942)
Prepaid expenses and other assets	2,309	(174)
Accounts payable, accrued expenses and other liabilities	(1,826)	15,879
Income taxes, net	4,651	(2,058)
Accrued litigation settlement	(7,241)	14,995

Net cash provided by (used in) operating activities	13,022	(14,700)

Cash flows from investing activities:
Capital expenditures for property and equipment	(1,595)	(830)
Proceeds from disposition of assets (Note 7)	2,072	14
Cash paid for acquisition, net of cash acquired (Note 8)	(592)	—
Purchases of short-term investments and marketable securities	(8,734)	—
Sales of marketable securities	1,178	—
Increase in restricted cash	(650)	—

Net cash used in investing activities	(8,321)	(816)

Cash flows from financing activities:
Minority interest contribution	—	450
Borrowings under lines of credit, net	(12,997)	15,383
Liability on borrowed metals	(3,688)	7,233
Repurchase of shares issued for class action settlement (Note 15)	(1,198)	—
Taxes paid on behalf of employee’s with respect to vesting of restricted shares	(98)	—

Net cash (used in) provided by financing activities	(17,981)	23,066

Effects of exchange rates on cash	(5,035)	7,142

Net (decrease) increase in cash and cash equivalents	(18,315)	14,692
Cash and cash equivalents, beginning of year	35,860	21,168

Cash and cash equivalents, end of year	$17,545	$35,860

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$2,159	$3,701

Income taxes	$4,582	$1,032

See reports of Independent Registered Public Accounting Firms and accompanying notes to financial statement

SPECTRUM GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements reflect the financial condition, results of operations, and cash flows of Spectrum Group International, Inc. (the “Company” or “SGI”) and its subsidiaries, prepared utilizing the accounting principles generally accepted in the United States of America. The Company conducts its operations in two reporting segments: trading and collectibles. Each of these reporting segments represent an aggregation of various operating segments that meet the aggregation criteria set forth in Statements of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”
Business Segments
Trading
The Company’s trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company’s trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 66% of the Company’s outstanding common stock. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coin collateral to coin dealers, collectors and investors.
Collectibles
The Company’s collectibles business operates as an integrated network of global companies concentrating on philatelic (stamp) and numismatic (coin) materials, rare and fine vintage wine, and antique arms and armor, and historical memorabilia. Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in the U.S., Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions.
European Operations
The European Operations (the “European Operations”) of the Company are comprised of nine (9) European companies, each of which is wholly owned by the Company. The European Operations are primarily engaged in the sale of philatelic material by auction.
Reclassification
Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2009 consolidated financial statement presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of lower of cost or market estimates for inventory and allowances for doubtful accounts, impairment assessments of long-lived assets and intangibles, valuation reserve determinations on deferred tax assets, calculations of loss accruals and other complex contingent liabilities, and revenue recognition judgments. Significant estimates also include the Company’s fair value determinations with respect to its financial instruments and precious metals materials. Actual results could materially differ from those estimates.
Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk vary based on the business segment. Both segments are subject to the risks associated with holding cash and cash equivalents. Cash and cash equivalent are maintained with several financial institutions. The Company maintains cash balances at financial institutions, both foreign and domestic, that are in excess of FDIC, or its foreign equivalent, insurance coverage limits.
Concentrations specific to the Company’s business segments are as follows:
Trading. Assets that potentially subject the Company to concentrations of credit risk consist principally of receivables, loans of inventory to customers, and inventory hedging transactions. Concentration of credit risk with respect to receivables is limited due to the large number of customers composing the Company’s customer base, the geographic dispersion of the customers, and the collateralization of substantially all receivable balances. Based on an assessment of credit risk, the Company typically grants collateralized credit to its customers. Credit risk with respect to loans of inventory to customers is minimal, as substantially all amounts are secured by letters of credit issued by creditworthy financial institutions. The Company enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. Substantially all of these transactions are secured by the underlying metals positions.
Collectibles. In certain circumstances, either in connection with auction sales or private treaty sales, which are held throughout the collectibles division, the Company may extend trade credit and release the sold goods to the purchaser prior to the receipt of payment. The Company evaluates each customer’s creditworthiness on a case-by-case basis; generally the customers who receive trade credit are professional dealers who have regularly purchased property at the Company’s auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivable, and provides an allowance for the portion of receivables for which collection is doubtful. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become known. As the Company recognizes sales and commission revenues upon receipt of cash, such reserves are reflected within the collectibles inventory reserve.
In limited situations, trade credit is extended with respect to the sale of consigned product, where the purchaser takes possession of the consignor’s property. Although the terms and provisions of the Company’s auctions and consignment agreements do not require the Company to extend such credit and generally obligate the Company to pay the consignor only after the Company has received payment from the purchaser, when the consigned goods are delivered to a purchaser prior to the receipt of payment, the Company may be deemed to have assumed risk of loss associated with the trade credit, and the responsibility of collection of the trade credit amount from the purchaser. Losses to date under these situations have not been material.

Cash Equivalents
The Company considers all highly liquid investments with remaining maturities of three months or less when purchased to be cash equivalents.
Restricted Cash
The Company maintains a restricted cash balance as collateral for a standby letter of credit.
Short-Term Investments and Marketable Securities
Short-term investments represent uninsured bank notes with maturities greater than 90 days held by the Company’s European Operations. The Company’s short-term investments are carried at the lower of cost or market.
The Company classifies and accounts for debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of deferred tax, is included as a separate component of stockholder’s equity, accumulated other comprehensive income. The Company retains an interest in one marketable security which has a historical cost basis of $655,000 and $135,000 at June 30, 2009 and 2008, respectively, and a carrying value (at market) of $914,000 and $55,000 at June 30, 2009 and 2008, respectively.
Inventory
Trading Inventory
The Trading segment’s inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of June 30, 2009 and June 30, 2008 totaled $1,477,000 and $719,000, respectively. Commemorative coins, which are not hedged, are included in inventory at the lower of cost or market totaled $3,620,000 and $1,358,000 as of June 30, 2009 and 2008, respectively. For the years ended June 30, 2009 and 2008, the unrealized gain resulting from the difference between market value and cost of physical inventories totaled $8,488,000 and $3,187,000, respectively, and is included as a reduction of the cost of products sold in the accompanying consolidated statements statement of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the consolidated statement of operations.
The Trading Segment’s inventories include amounts borrowed from various suppliers under ongoing agreements totaling $15,100,000 at June 30, 2009 and $18,789,000 at June 30, 2008. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets (See Note 11).The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 12).
The Trading Segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers at June 30, 2009 totaled $15,701,000 and $15,601,000 at June 30, 2008. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Collectibles Inventory
The Collectibles Segment’s inventories are stated at the lower of cost or management’s estimate of net realizable value, and are accounted for under the specific identification method. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has declined in value and incurs a charge to operations for such declines. The Company records write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on inventory aging depending on the category and type of inventory (where such percentages are supported by historical experience). If actual market conditions are less favorable than those projected by management and the Company’s estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required.

In certain instances, the Company holds inventory for a period of time in excess of one year. Inventories, which are not expected to be sold within one year, are classified as long term inventory in the consolidated balance sheets. Once the selling period is determined to be less than one year, the non-current amounts are re-classified to current. The Company has no inventory classified as long-term as of June 30, 2009 as compared to $297,000 classified as long-term as of June 30, 2008.
The Company has agreements with certain suppliers to share the net profits or losses attributable to the sale of specified items of inventory. The Company determines the selling price of the inventory and acts as the principal in these transactions; taking title to the inventory and bearing risk of loss, collection, delivery and return.

Derivative Financial Instruments
The Company’s trading operations enter in to a variety of transactions that are accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”). The contracts consist primarily of precious metals forwards and futures contracts. The derivative instruments do not qualify for hedge accounting and accordingly are marked to market through current earnings. See further discussion of derivative financial instruments in Note 12.
Property and Equipment
The Company’s property and equipment consists primarily of computer and office equipment; furniture and fixtures, leasehold improvements and computer software. The Company’s land and building owned at June 30, 2008 was sold in April 2009 and has been, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No 144”), reflected as held for sale in the 2008 consolidated balance sheet at the lower of cost or net realizable value. Fixed assets are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Equipment is depreciated over estimated useful lives ranging from three to ten years. Furniture, fixtures and leasehold improvements are depreciated over estimated useful lives ranging from three to twenty years. Computer software is amortized over estimated useful lives ranging from three to five years.
Goodwill and Intangible Assets
In June 2001, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141, Business Combinations (“SFAS 141”), and SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS 142. Other identifiable intangible assets continue to be amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual impairment test at year-end each year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units, which include the individual operating entities of the trading and collectible reporting segments. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the present value of the reporting unit’s expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit’s expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. During the year ended June 30, 2009, a goodwill impairment charge related to Greg Martin Auctions was recorded for $780,000, and a trademark impairment charge related to Bowers and Merena was recorded for $80,000. No impairment of goodwill or purchased intangible assets was identified for the year ended June 30, 2008.
The Company recorded these impairment charges primarily due to the operating loss incurred in the Company’s Militaria auction business in 2009 and Management’s evaluation of economic conditions and projected future performance in the Collectibles businesses.
Long-Lived Assets
Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Intangible assets are primarily evaluated on an annual basis, generally in conjunction with the Company’s evaluation of goodwill balances. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the years ended June 30, 2009 and 2008, no impairment of long-lived assets, including purchased intangible assets, was identified.
Long-lived assets include other purchased intangible assets, which primarily consist of the value of customer relationships, non-compete agreements and trademarks. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from four to fifteen years.

Consolidated Joint Venture
On March 28, 2008, A-Mark entered into a Joint Venture Limited Liability Company Agreement (“JV Agreement”) with a third party marketing company and contributed $450,000 for a 50% ownership in the joint venture named Winter Game Bullion Ventures, LLC (“WGBV”), which was formed on March 28, 2008. The purpose of the joint venture is solely to purchase, market, distribute and sell 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. The term of the JV Agreement is through June 30, 2011, unless extended by mutual agreement of the members or sooner terminated, as defined in the JV Agreement.
The Company has determined that WGBV is a variable interest entity (“VIE”) and that A-Mark is the primary beneficiary. In accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) – an Interpretation of ARB 51, as Revised in December 2003, A-Mark has consolidated the financial position of WGBV as of June 30, 2009 and 2008 and the results of its operations for the years then ended in these consolidated financial statements. See further discussion in Note 14.
Consignor Advances and Payables
Consignor advances are cash advances on inventory consigned from a third party for sale by the Company at a later date at which time the advance will be deducted from the proceeds due to the consignors. Consignor advances are short term in duration and are typically interest bearing at prevailing rates. Amounts payable to consignors represent amounts due the third party for the sale of their consigned inventory by the Company. Such amounts are non-interest bearing.
Accrued Compensation
Accrued compensation expense, including incentive-based compensation, was $13,424,000 and $5,865,000 at June 30, 2009 and 2008, respectively, and is reflected in accrued expenses, compensation and other current liabilities.
Fair Value Measurements
Effective July 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”, which defines fair value for financial reporting. The Company has valued its assets and liabilities subject to fair value determination in accordance with the valuation hierarchy defined within SFAS 157. See further discussion in Note 18.

The FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. This delay will lapse for the Company effective July 1, 2009.
Fair Value of Financial Instruments
The carrying amounts of financial instruments approximated fair value as of June 30, 2009 and June 30, 2008 due to the relative short maturity of these instruments. The financial instruments include cash and cash equivalents, restricted cash, accounts receivable and consignor advances, receivables and secured loans, accounts payable, customer deposits and consignor payables, liability on borrowed metals and line of credit.
Revenue Recognition
Trading. The Company records sales of precious metals upon shipment and transfer of title (see further discussion below). The Company records revenues from its financing activities in arrears at each month end. Commodity futures and forward contract transactions are recorded at fair value on the trade date. Open futures and forward contracts are reflected in receivables in the consolidated balance sheets as the difference between the original contract value and the market value; or at fair value. The change in unrealized gain (loss) on open contracts from one period to the next is reflected in net (gain) loss on derivative instruments, which is a component of precious metals sold in the consolidated statements of operations. Financing revenue is recorded over the terms of the related receivables and consists of interest and related fees.
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sale or purchase of the metals at settlement date. During the period between trade and settlement date, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with SFAS 133. The Company records the derivative at the trade date with a corresponding unrealized gain (loss) which is reflected in the cost of metals sold in the consolidated statements of operations. The Company adjusts the derivative to fair value on a daily basis until the transaction is settled. Sales which are physically settled are recognized in gross on the consolidated statements of operations.
Collectibles. The Company’s Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.
Auction Sales. In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as an agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses, applicable taxes and advances. The Company’s commissions include those earned from the buyer (“buyer’s premium revenue”) and those earned from the consignor (“seller’s commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction. The Company recognizes revenues from the buyer’s premium and seller’s commission upon receipt of cash, which generally occurs upon delivery of the property sold at auction. Commission revenue for the years ended June 30, 2009 and 2008 totaled $22,113,000 and $27,798,000, respectively.
The Company also sells its own inventory at auction. Revenue from the sales of owned inventory at auction is recognized upon receipt of cash and is recorded at the hammer price on a gross basis, with corresponding product cost recorded as a direct cost of sale. In addition, the Company recognizes a commission on the hammer price, which is paid by the buyer. Sales returns have not been material.
The Company does not provide any guarantee with respect to the authenticity of property offered for sale at its live auctions; however it does authenticate the materials sold via Internet auction. All property presented for sale at live auction is sold as genuine and as described by the Company in its auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and the Company), the Company refunds the purchase price if returned within a specified time period. Historically, returns have not been material and the Company generally sells large collections on an “as is” basis.
Private Treaty Sales. The Company engages in private treaty sales of both consigned property and sales of owned inventory to third parties (merchant/dealer relationships and direct to consumer sales). Private treaty sales of consigned property occur when an owner of property arranges with the Company to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. The Company does not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes private treaty sales of consigned property at an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commission revenue and are recognized upon receipt of cash, which generally occurs upon delivery of the property. The Company recognizes private treaty sales of owned property upon receipt of cash, which generally occurs upon delivery of the property.
Commodity Contracts
Net (gain) loss on derivative instruments, which is included in the cost of precious metals sold, includes amounts recorded on the Company’s outstanding metals forwards and futures contracts and on open physical purchase and sale commitments. The Company records changes in the market value of its metals forwards and futures contracts as income or loss, the effect of which is to offset changes in market values of the underlying metals positions.
The Company records the difference between market value and trade value of the underlying commodity contracts as a derivative asset or liability (see Notes 5 and 9), as well as recording an unrealized (gain) or loss on derivative instruments in the Company’s consolidated statements of operations. During the year ended June 30, 2009, the Company recorded a net unrealized gain on open future commodity and forward contracts and open purchase and sale commitments of $6,988,000 and a net realized loss on future commodity contracts of $9,635,000 in net (gain) loss on derivative instruments in the consolidated statements of operations. During the year ended June 30, 2008, the Company recorded a net unrealized loss on open future commodity and forward contracts and open purchase and sale commitments of $1,853,000, and a net realized loss on future commodity contracts of $14,422,000 in net (gain) loss on derivative instruments (reflected in the cost of precious metals sold) in the consolidated statements of operations.
Foreign Currency Translation
The consolidated financial position and results of operations of the Company’s foreign subsidiaries are determined using local currencies as the functional currencies. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in other comprehensive income (loss), a component of stockholders’ equity. Gains and losses resulting from other foreign currency transactions are included in interest and other income (expense).
For the years ended June 30, 2009 and 2008, the Company recognized an unrealized gain of $3,070,000 and an unrealized loss of $3,300,000, respectively, on foreign exchange in the consolidated statements of operations in connection with the translation of Euro denominated loans totaling $28,000,000 and $26,300,000 at June 30, 2009 and 2008, respectively, owed by SGI and its US subsidiaries to certain of its subsidiaries included in its European Operations.

Comprehensive Income (Loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature and unrealized gains and losses related to the Company’s available-for-sale securities, net of applicable income taxes. To the extent that such amounts relate to investments that are permanent in nature, no adjustments for income taxes are made.
Stock Based Compensation
SGI has equity plans that provide for the award of options and other equity grants to officers, employees, non-employee directors and consultants. See Note 16 to the Notes to Consolidated Financial Statements.
Effective, July 1, 2005, the Company accounts for stock-based compensation under SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”) using the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Further, under the modified prospective method, the fair value associated with the unvested portion of the prior grants remaining at the date of adoption is recorded to stock compensation expense over the future requisite service period. During the years ended June 30, 2009 and 2008, the Company granted no stock options; however, the Company granted restricted stock grants. The fair value of restricted stock grants is based quoted market price at the date of grant. All of the options previously granted were valued using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123. The Black-Scholes valuation model requires the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company’s current estimates.
Marketing
Auction catalogue production and distribution costs, auction marketing/advertising costs and all other marketing/advertising costs are expensed as incurred. Advertising and promotion expense for the years ended June 30, 2009 and 2008 was $3,898,000 and $2,983,000, respectively.
Shipping and Handling
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $3,523,000 and $2,775,000 for the years ended June 30, 2009 and 2008, respectively, and are included in the general and administrative expense in the consolidated statements of operations.
Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of FASB No. 109, “Income Taxes”. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company’s consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within income taxes payable.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
Changes in recognized tax benefits and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s consolidated financial position.
The Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109” (“FIN No. 48”) on July 1, 2007. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes” and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in Income Tax on the consolidated statements of operations. Please refer to Note 10 for further discussion regarding the adoption of this pronouncement.
Earnings Per Share
Basic earnings per share does not include the effects of potentially dilutive stock options and other long-term incentive stock awards, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period.
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the year ended June 30, 2009, the Company excluded options to purchase 359,075 shares of common stock and 37,500 stock appreciation rights (“SARS”) where exercise prices were in excess of the quoted market price of the Company’s common stock because inclusion would be anti-dilutive. Since the Company incurred a net loss for the fiscal year ended June 30, 2008, basic and diluted loss per share were the same because the inclusion of 893,000 potential common shares related to outstanding stock options and restricted stock grants in the calculation net loss per share would have been anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and out of the money at June 30, 2008.

	(thousands of shares)	(thousands of shares)
	Year ended June 30, 2009	Year ended June 30, 2008
Basic weighted average shares outstanding(1)	30,934	28,138
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	715	—

Diluted weighted average shares outstanding	31,649	28,138

(1)	Basic weighted average shares outstanding include the full effect of shares issuable pursuant to the litigation settlement (Note 15) as of the date the settlement agreement was executed.
Supplemental Disclosure of Noncash Investing and Financing Activities
In December 2008, in connection with the Company’s acquisition of Ponterio & Associates, the Company recorded a liability of $200,000 as purchase price consideration payable in December 2009. In January 2009, the Company issued 772,430 shares of common stock to the attorneys of class action claimants in connection with the settlement of a lawsuit. The Company repurchased the shares for $1,197,000, or $1.55 per share, subsequently retiring the shares in January 2009. The Company had accrued a liability for this amount at June 30, 2008.
Subsequent Events
In accordance with SFAS No. 165, Subsequent Events (“SFAS 165”), the Company evaluated all subsequent events that occurred after the consolidated balance sheet date through October 8, 2009, which represents the date the consolidated financial statements were issued. See further discussion in Note 19.

Recent Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard is a revision to the FASB issued Statement No. 141, Business Combinations (“SFAS 141”). The revised statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this Statement.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated.
If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, Accounting for Contingencies and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 14(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, Business Combinations, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date.
For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP will be adopted effective July 1, 2009. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this Statement.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements and related interpretations. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS 160 on its consolidated results of operations and financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133 (“SFAS 161”), which expands the disclosure requirements in SFAS 133 about an entity’s derivative instruments and hedging activities. SFAS 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS 133 required disclosures, generally will need to be presented for every annual and interim reporting period. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. The Company adopted this Statement at June 30, 2009. This Statement did not impact the consolidated financial results other than requiring additional disclosures.
SFAS 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (“QSPEs”). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt this Statement for interim and annual reporting periods beginning on July 1, 2009. The Company does not expect the adoption of this standard to have any material impact on the Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”) and SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS 166”). SFAS 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

3. RESTATEMENTS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
Correction of Errors to 2008 Consolidated Financial Statements
The Company has restated its 2008 consolidated balance sheet and statement of stockholders’ equity to remove a $888,000 deferred tax liability that was reflected improperly therein. Such adjustment resulted in an increase to retained earnings as of June 30, 2007, and did not result in an adjustment to the Company’s net loss reported for the year ended June 30, 2008.
The Company has restated its 2008 consolidated statement of operations for certain errors in classification. Specifically, cost of sales reflects a reduction of $2,625,000 in cost of precious metals sold and an increase of $2,625,000 in cost of collectibles sold. Further, sales of inventory and cost of collectibles sold have both been reduced in the amount of $7,509,000 to properly exclude auction hammer figures for the Arms and Armor division of the collectibles segment (leaving only commissions earned on consigned goods recorded in the statement of operations). Lastly, operating expenses reflect a reduction of $9,149,000 in general and administrative expense and an increase of $9,149,000 in salaries and wages expense.
The Company has restated its 2008 segment disclosures for revenues and operating income (loss) for errors in the aggregation of the underlying segment data. Specifically, the revenues for the Collectibles segment were overstated by $7,509,000 as a result of the improper inclusion of auction hammer figures as discussed above. Further, Trading segment operating income was understated by $ 543,000, Collectibles segment operating income was understated by $1,954,000, and corporate expenses were understated by $2,497,000. These errors had no net effect on total operating loss reflected in the disclosure.
The Company has restated its 2008 consolidated statement of cash flows to reflect a $7,233,000 increase in cash flows provided by financing activities and a $7,233,000 increase in cash flows used by operating activities.
Correction of Errors to 2007 and Prior Consolidated Financial Statements
Overview
Since September 2003, Afinsa, either directly or through Auctentia, has owned a majority of the Company’s common stock. In August 2003, the Company and Afinsa entered into supply contracts, under which the Company became the exclusive supplier of collectibles, primarily stamps, to Afinsa. To fulfill its obligations under the supply contracts with Afinsa, the Company maintained supply operations within the U.S. and at the Company’s subsidiary in Spain, GMAI-Auctentia Central de Compras, S.L. (later changed to “Central de Compras Coleccionables, S.L.”) (“CdC”). Sales of philatelic material to Afinsa under the global supply contracts were made via the fulfillment of purchase orders from Afinsa. The Company generally purchased, inspected, and processed the philatelic materials in a format specified by Afinsa. The prices for materials sold by the Company to Afinsa under the supply contracts were negotiated between the parties and, in some instances, were done so with reference to (and as a percentage of) catalogue values. Some catalogues used for this purpose set their values independently, while others did so at the direction of or with participation by the Company and/or Afinsa. In some cases, values which were set by the Company were not published in a catalogue.
The Company historically reported its transactions with Afinsa under the supply contracts as sales, and recorded revenues and gross profits from those sales. The Company understood that Afinsa used the materials that it acquired from the Company in connection with transactions between itself and its clients, and issued financial statements which reflected its transactions with its investors as sales, for prices substantially higher than what Afinsa had paid to the Company for the material.
Transactions under the supply contracts were terminated on May 9, 2006, when Spanish judicial authorities closed down Afinsa’s business operations and began an investigation related to alleged criminal wrongdoing by Afinsa and certain of its executives. This investigation was later expanded to include several former officers and directors of the Company. Thereafter, the Company’s Board of Directors directed its Audit Committee to conduct an investigation (the “Audit Committee Investigation”) into the Company’s transactions with Afinsa.
In July 2006, Afinsa was placed in insolvency proceedings and three trustees were appointed to oversee its operations.
In December 2006, based on the results of the Audit Committee Investigation, the Company announced that it had determined to restate its previously reported consolidated financial statements for its fiscal years ended June 30, 2003, June 30, 2004, June 30, 2005, and for the first three quarters of the fiscal year ended June 30, 2006. The Company also announced that, as a result, the Company’s previously issued financial reports and the related audit reports should no longer be relied upon.
In March 2007, the trustees of Afinsa issued a report on the business and operations of Afinsa (the “Afinsa Report”).
In the course of preparing its historical consolidated financial statements for restatement, management realized that additional adjustments to the Company’s consolidated financial statements needed to be considered, unrelated to the Afinsa transactions. Accordingly, the Company expanded the scope of its internal restatement work and has identified and recorded adjustments to correct for various errors in accounting in addition to the restatements arising from the Afinsa transactions. In certain cases, errors that might not have been required to be adjusted because they were not material prior to the restatement of the Afinsa transactions became material as a result of the restatement of those transactions.
The nature and extent of the restatements that are material to the Company’s consolidated financial statements are described below. The impact of the prior period adjustments are incorporated herein as the adjustments are cumulatively reflected in the opening accumulated deficit balance as of July 1, 2007.
Transactions with Afinsa
Revenue recognition.
Management of the Company has concluded that, in light of all the facts and circumstances now known to it, the Company’s transactions with Afinsa did not constitute revenue transactions under U.S. generally accepted accounting principles and therefore that the recognition of revenue was improper.

Among the facts and circumstances considered by the Company are the following:
1.	Afinsa and the Company were parties under common control.
2.	The Company purchased the philatelic material and transferred it to Afinsa to enable Afinsa to conduct its business.
3.	The business of Afinsa was to enter into transactions with its customers which, under U.S. generally accepted accounting principles, constituted financing transactions rather than sales. In reaching this conclusion, the Company relied upon the facts developed in the Audit Committee Investigation and in the Afinsa Report. Among those facts are these: Afinsa’s customers would deposit funds with Afinsa for a specified period of years, and at the end of an agreed-upon contract term the investors would have the option of receiving either (i) the specified stamps or other philatelic material set forth in the contract, or (ii) the principal sum invested, plus a contractually specified interest rate. In effect, this gave to the investors a guaranteed right to return the philatelic materials to Afinsa. According to the Audit Committee investigation and the Afinsa Report, most — if not all — of them exercised this right, opting to receive the principal and fixed interest on their investment rather than the philatelic material itself. In addition, in most cases, Afinsa maintained physical possession of the philatelic material until the end of the contract term. In light of those facts, the Company does not believe that those transactions met the criteria for recognizing sales under U.S. generally accepted accounting principles, but rather constituted financing transactions, with the philatelic material serving as collateral.
4.	Both Afinsa and the Company were involved in determining the prices that Afinsa would pay for the material, as well as (in certain cases), the catalogue values upon which those prices were based.
For these reasons, among others, the Company’s transactions with Afinsa should have been recorded as “transfers of assets” between a subsidiary (the Company) and its parent (Afinsa). The amounts received by the Company from Afinsa in excess of its cost basis in the stamp materials transferred should have been treated as a capital contribution by Afinsa. The administrative costs incurred by the Company in procuring the stamp materials should have been expensed as operating expenses as incurred. Accordingly, the Company has restated its historical consolidated financial statements to remove entirely the effects of these transactions which occurred from August 2003 through May of 2006 from its consolidated statements of operations. The assets purchased for sale to Afinsa have been characterized on its consolidated balance sheet as “assets purchased to service the supply contract with Afinsa”, and the revenue that the Company originally recorded from its sales to Afinsa in excess of the “assets purchased to service the supply contract with Afinsa” has been recorded as additional paid-in capital. As of the date of cessation of Afinsa’s operations, the Company has re-characterized the “assets purchased to service the supply contract with Afinsa” as “inventory”, and the Company has recorded a reserve to appropriately reduce that inventory to the lower of cost or market (See “Note 6- Inventory” below).
Transfer of Net Assets and Exchange of Shares between the Company and Auctentia.
The restatement corrects the Company’s improper application of purchase accounting with respect to stock transactions between the Company and Auctentia. On September 8, 2003, the Company consummated three separate transactions with Auctentia, a wholly-owned subsidiary of Afinsa, in connection with which the Company issued an aggregate of 13 million shares of its common stock to Auctentia in exchange for (i) all of Auctentia’s equity interests in seven of its European-based operating subsidiaries (located in Germany, Switzerland and Spain), (ii) all of Auctentia’s equity interest in CdC, whose sole assets consisted of certain philatelic and art inventory, and (iii) the Euro equivalent of $5,000,000 in cash, which was used as working capital for the newly combined companies. The transactions were originally recorded using purchase accounting, whereby the assets were recorded at fair value, including the recordation of goodwill. After a further review of the Company’s historical, current and contracted future relationship with Auctentia and Afinsa at the time, the Company has now concluded that each transaction should have been characterized as a transfer of net assets and an exchange between a parent and its subsidiary, and should have been accounted for at historical carrying cost. The accounting for the transaction has been corrected such that the assets received by the Company from Auctentia have been recorded at their historical cost basis and the excess of the fair value of the common stock issued to Auctentia by the Company over the cost basis of the assets received has been treated as a distribution to Auctentia. The costs incurred by the Company to consummate the transaction have been expensed as incurred. The subsequent acquisitions by the Company of the remaining minority ownership interests in two of the Auctentia subsidiaries were recorded at fair value as the minority shareholders were unrelated third parties.

Other Restatements
Revenue Recognition
The restatement corrects the improper recognition of revenue for transactions involving each of the Company’s principal collectibles division product lines that did not satisfy various conditions required for revenue recognition. The Company’s transactions affected by this restatement primarily relate to (a) auction sales, of both Company owned product and consigned product, in which revenue was improperly recorded upon “hammer fall”, (b) private treaty sales, in which revenue was improperly recorded at shipment, (c) trading activities, in which inventories that were “sold” to parties from whom inventories were “purchased” on the same day (“Like-Kind Exchanges”) were improperly recognized as sales, and (d) transactions with a controlled entity, in which the sales to the affiliate were improperly recognized as revenue. Upon further review of the contracts, facts and circumstances associated with all of these sales transactions, management determined the following:
•	Auction Sales of Company Owned Product have historically been recognized as revenue upon “hammer fall.” Management determined that one of the criteria for recording revenue, primarily transfer of ownership through delivery, had generally not occurred until the cash was received. Accordingly, all auction sales of Company owned product have been restated to recognize revenue upon receipt of cash.
•	Auction Sales of Consigned Product have historically resulted in the recognition of the Company’s commission upon “hammer fall.” Management determined that its auction contracts do not obligate the Company to pay the consignor, and the Company does not earn its commission, until the cash from the sale of the consigned materials has been collected. Accordingly, all auction sales of consigned product have been restated to recognize the Company’s commission upon the collection of cash from the purchaser.
•	Private Treaty Sales have been historically recognized upon shipment of the product. Management determined that certain of the terms of sale were not expressly provided for certain sales transactions. For other sales, the transactions commenced with product being placed on consignment with the customer and the customer subsequently electing to purchase the product, for which evidence of such election has not been retained. Accordingly, all of these sales transactions have been restated to reflect the recognition of revenue upon receipt of cash.
•	Like-Kind Exchanges, as defined in relevant accounting literature, have historically been recognized as sales transactions. Like-kind exchanges generally relate to situations where the Company enters into an arrangement to sell certain of its inventory to a party and contemporaneously purchases inventory from the same party in order to facilitate sales to its ultimate customers. Historically these transactions have been recorded as separate purchases and sales, inclusive of any gross profit realized. Management has determined that the transactions which do not have cash boot in excess of 25% should have been treated as like-kind exchanges in which purchases are recorded at the historical cost of the inventory exchanged, with gross profit being recognized upon sell-through of the inventory received. Accordingly, the transactions were restated to reverse any gains recorded on the contemporaneous delivery and receipt of inventories and the inventory received was recorded at the historical cost of the inventory supplied in the exchange, as adjusted for cash boot.
•	Transactions with a Controlled Entity. In 2001, the Company entered into an exclusive sales agreement with the Spectrum Fund I, Ltd (the “Fund”). The operations of the Fund ceased in 2006. Pursuant to the terms of the agreement, the Company was the exclusive supplier of investment grade Numismatic materials to the Fund. The Company also served as the exclusive sales agent of the Fund. The Fund provided the Company with a profit sharing arrangement whereby the Company would receive a specified percentage of the profits from the ultimate sale of the Fund’s Numismatic materials above a specified minimum guaranteed return to the Fund. Further, the Company managed the operations of the Fund, making investment and sales decisions on behalf of the Fund. Lastly, the Company maintained the Fund’s books and records, handled its cash accounts and held in its custody the Numismatic materials the Fund had purchased from the Company.
Management has determined that the agreement with the Fund should have been treated as a loan arrangement between the Fund and the Company, with the Fund acting as lender. Accordingly, the sales of inventory to the Fund have been restated to reflect loans from the Fund and inventory repurchases from the Fund have been restated to represent the repayment of those loans. Interest expense has been recorded by the Company at the guaranteed minimum return provided to the Fund, as adjusted for the excess of the gross profit realized by the Fund from the sales back to the Company in excess of the guaranteed minimum return. The profit sharing recorded by the Company has been reversed and reflected as a reduction to interest expense.

Inventory.
The restatement corrects the accounting relating to the costing and recordation of reserves for inventory, as follows:
•	Inventory Reserves. The documentation maintained by the Company does not support its recordation of loss reserves relating to Philatelic and Numismatic inventories. Accordingly, the Company has restated its loss reserves based on an in-depth analysis of the inventories on hand at each determination date.
•	Inventory Costing. Historically inventories have been recorded under the specific identification method. In instances where bulk purchases are made, it is the Company’s policy to allocate the cost based on the relative market values of the respective materials acquired. As part of the restatement process, management reviewed the mechanics of the historical cost allocation and determined that the methodology being applied for its Philatelic operations required modification in order to more appropriately cost items acquired in bulk purchases based on relative market values. The Company has reviewed and where necessary revised its original cost allocations for the periods being restated.
Stock-based compensation
The restatement corrects the historical accounting for stock-based compensation as it relates to the underlying calculations used by the Company in disclosing and recording such transactions for employee, director and non-employee stock option awards. Management has determined that certain assumptions and mathematical calculations used in the applicable fair value calculations were applied and/or calculated incorrectly. The Company has reviewed and revised its original accounting and recording of stock-based compensation as appropriate for the periods being restated.
Purchase Accounting
The restatement corrects the historical accounting for the Company’s purchase of Bowers and Merena Auctions, Kingswood Coin Auctions, Superior Sports Auctions, Greg Martin Auctions, Nutmeg Stamp Sales, HR Harmer and John Bull Stamp Auctions. Specifically, in its original determinations of the accounting related to the purchase of these entities, the Company recorded the fair values of the assets acquired based on management estimates which were not documented. Management has subsequently obtained independent appraisals and has restated its purchase accounting based on the findings reflected in the appraisals.
Impairment of Indefinite Lived Intangible and Long-Lived Assets
The restatement corrects the historical accounting for “indefinite lived intangible” and “long-lived” assets. Management has determined that the historical internally prepared annual reviews of the indefinite lived intangible and long-lived assets for impairment did not meet applicable accounting standards. Accordingly, Management engaged an outside firm specializing in these types of valuations to provide an appraisal for such assets at each respective annual determination date. Based upon the appraisals, the Company has reviewed and revised the original accounting to reflect the recoverability of the indefinite lived intangible and long-lived assets and, when impaired, has adjusted the carrying amounts to fair value, calculated based on the future discounted and undiscounted net cash flows, respectively, expected to be generated by the assets.
Other
The Company has identified and recorded other adjustments and reclassifications to its historical accounting records to correct certain other errors, including, but not limited to: (1) correction to the Company’s calculation of foreign exchange transactions, primarily as a result of the adjustments to the related party transactions with Afinsa as described above, and errors in the application of foreign currency translation accounting rules related to the translation of foreign subsidiary operations to facilitate periodic reporting requirements and the translation of intercompany interest-bearing foreign currency denominated notes; (2) changes to estimates in recording of other assets and accrued liabilities; (3) changes to estimates of future obligations and bonuses to employees; (4) corrections in various prior-year elimination and other consolidating adjustments, including a “push down” of top-level adjustments to the appropriate entity; (5) correction to the accounting for certain derivative transactions; (6) corrections to the Company’s accounting for certain operating leases, including the straight-lining of rent and the treatment of landlord tenant improvement allowances; and (7) corrections and adjustments to reflect the income tax effects for all of the adjustments noted above.

4. CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company’s Trading segment revenues for the years ended June 30, 2009 and 2008 are listed below:

	2009		2008
	(in thousands)		(in thousands)
	In $’s	as a %	in $’s	as a %
Total Trading segment revenue	$4,126,909	100.0%	$2,681,031	100.0%

Trading segment customer concentrations
Customer A	$953,278	23.1%	$521,723	19.5%
Customer B	256,801	6.2	435,643	16.3

Total	$1,210,079	29.3%	$957,366	35.8%

Customers providing 10 percent or more of the Company’s Trading segment account receivables, excluding $17,727,000 and $10,135,000 secured loans, as of June 30, 2009 and 2008, respectively, are listed below:

	2009		2008
	(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$16,205	100.0%	$7,835	100.0%

Trading segment customer concentrations
Customer A	$3,894	24.0%	$1,798	23.0%
Customer B	2,535	15.6	1,821	23.2

Total	$6,429	39.6%	$3,619	46.2%

Customers providing 10 percent or more of the Company’s Trading segment secured loans as of June 30, 2009 and 2008, respectively, are listed below:

	2009		2008
	(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$17,727	100.0%	$10,135	100.0%

Trading segment customer concentrations
Customer A	$3,043	17.2%	$2,000	19.7%
Customer B	2,600	14.7	1,000	9.9
Customer C	2,502	14.1	—	0.0
Customer D	1,724	9.7	1,750	17.3
Customer E	1,402	7.9	1,463	14.4

Total	$11,271	63.6%	$6,213	61.3%

The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the years ended June 30, 2009 and 2008, the Collectibles segment had no reportable concentrations.
5. RECEIVABLES
Receivables and secured loans from the Company’s Trading segment consist of the following at June 30, 2009 and June 30, 2008:

	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Customer trade receivables	$9,138	$3,972
Wholesale trade advances	3,493	3,540
Secured loans	17,727	10,135
Due from brokers	3,574	323

Subtotal	33,932	17,970
Less: allowance for doubtful accounts	(319)	(30)

Subtotal	33,613	17,940
Derivative assets — futures contracts (Notes 12 and 18)	10,875	6,336
Derivative assets — forward contracts (Notes 12 and 18)	1,726	—
Derivative assets — open purchase and sales commitments (Notes 12 and 18)	—	1,598

Receivables, net	$46,214	$25,874

Customer trade receivables represent short-term, noninterest-bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material, which is held in safekeeping by CFC. For the years ended June 30, 2009 and 2008, the loans carried an average effective interest rate of 10% and 9%, respectively, per annum and mature in periods generally ranging from three months to one year.
Wholesale trade advances represent advances on refined materials represent metals advanced to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. These advances are unsecured, short-term, noninterest-bearing advances made to wholesale metals dealers and government mints.
Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts (see Note 12).
The Company’s derivative asset represents the net fair value of the difference between market value and trade value at trade date for open metals purchase and sales contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled (see Note 12).
The Company’s derivative liability represents the net fair value of open metals forwards and futures contracts. The metals forwards and futures contracts are settled at contract settlement date (see Note 12).
Accounts receivable and consignor advances from the Company’s Collectibles Segment consist of the following at June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Auction and trade	$7,555	$7,505
Less: allowance for doubtful accounts	(549)	(491)

Accounts receivable from collectibles operations, net	$7,006	$7,014

The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company’s auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2009 and 2008 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the allowance for doubtful accounts for the years ended June 30, 2009 and 2008 are as follows:

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Beginning Balance	$(521)	$(509)
Provision for loss	(440)	(66)
Charge off to reserve	39	132
Foreign currency exchange rate charges	54	(78)

Ending Balance	$(868)	$(521)

6. INVENTORIES
Inventories as of June 30, 2009 and 2008 consisted of the following:

	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Trading segment inventory	$92,043	$96,401
Less: provision for loss	(104)	(104)

Trading, net	$91,939	$96,297

Collectibles segment inventory	$26,719	$45,417
Less: provision for loss	(3,004)	(10,764)

Collectibles, net	$23,715	$34,653

Total inventory, gross	$118,762	$141,818
Less: provision for loss	(3,108)	(10,868)

Net inventory	115,654	130,950
Less: current inventory	(115,654)	(130,653)

Long term inventory	$—	$297

Activity in the allowance for inventory loss reserves for the years ended June 30, 2009 and 2008 are as follows:

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Beginning balance	$(10,868)	$(11,204)
Provision for loss	(1,356)	(322)
Charge off to reserve	7,867	2,222
Foreign currency exchange rate changes	1,249	(1,564)

Ending balance	$(3,108)	$(10,868)

7. PROPERTY AND EQUIPMENT
The Company’s property and equipment for the years ended June 30, 2009 and 2008 are as follows:

	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Equipment	$2,753	$3,465
Furniture and fixtures	1,458	1,333
Vehicles	207	304
Software	1,448	1,802
Leasehold improvements	1,559	1,729

	7,425	8,633
Less: accumulated depreciation and amortization	(4,757)	(6,866)

Net property and equipment	$2,668	$1,767

Depreciation and amortization for the years ended June 30, 2009 and 2008 were approximately $602,000 and $590,000, respectively.
As of June 30, 2008, the Company held real estate for sale with a book value of $1,640,000 which is not included in the above presentation of property and equipment. On April 1, 2009, the Company sold that property for proceeds of $2,072,000 and recognized a gain of $432,000, which is reflected as a component of general and administrative expense.
8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
During the year ended June 30, 2009, the Company recorded $ 215,000 of goodwill relating to the acquisition of Ponterio & Associates. During the year ended June 30, 2009, the Company recognized an impairment charge to goodwill of $780,000 to reduce the carrying value of goodwill and purchased intangible assets of Greg Martin Auctions to estimated fair value. The changes in the carrying value of goodwill by operating segment for the years ended June 30, 2009 and 2008 are as described below.

	June 30, 2008	Additions and		June 30, 2009
	(in thousands)	Adjustments	Impairments	(in thousands)
Trading	$4,884	$—	$—	$4,884
Collectibles	1,641	215	(780)	1,076

Total	$6,525	$215	$(780)	$5,960

	June 30, 2007	Additions and		June 30, 2008
	(in thousands)	Adjustments	Impairments	(in thousands)
Trading	$4,884	$—	$—	$4,884
Collectibles	1,641	—	—	1,641

Total	$6,525	$—	$—	$6,525

Other Purchased Intangibles
The carrying value of other purchased intangibles at June 30, 2009 and 2008 are as described below:

		Year Ended June 30, 2009				Year Ended June 30, 2008
	Estimated	(in thousands)				(in thousands)
	Useful Lives	Gross Carrying	Accumulated		Net Book	Gross Carrying	Accumulated		Net Book
	(Years)	Amount	Amortization	Impairment	Value	Amount	Amortization	Impairment	Value
Trademarks	Indefinite	$2,616	$—	$(80)	$2,536	$2,033	$—	—	$2,033
Customer lists	5 - 15	9,161	(3,500)	—	5,661	8,890	(2,854)	—	6,036
Non-compete and other	4	2,302	(2,198)	—	104	2,260	(1,656)	—	604

		$14,079	$(5,698)	$(80)	$8,301	$13,183	$(4,510)		$8,673

Substantially all of the Company’s intangible assets are subject to amortization. Amortization expense, excluding impairment charges, related to the Company’s intangible assets was $1,205,000 and $1,321,000 for the years ended June 30, 2009 and 2008, respectively. During the year ended June 30, 2009, an impairment charge related to Bowers and Merena was recorded for $80,000. Also during the year, the Company purchased Ponterio & Associates for $592,000 in cash and $200,000 payable December 2009. The Company entered into an earn-out agreement in connection with the purchase of Ponterio & Associates where the Company may pay an increased purchase price based on performance provisions of qualified earnings from December 1, 2008 through November 30, 2009. The Company recorded purchased intangibles relating to this purchase totaling $854,000.
Estimated amortization expense on an annual basis for the succeeding five years is as follows:

Years ending June 30:	(in thousands)
2010	$749
2011	646
2012	575
2013	516
2014	498
Thereafter	2,781

Total	$5,765

9. ACCOUNTS PAYABLE
Account payable consists of the following as of June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Trade payable to customers	$5,696	$13,330
Advances from customers	5,834	6,165
Net liability on margin accounts (Notes 12 and 18)	3,041	7,872
Due to brokers	648	844
Derivative liabilities — open purchase and sales commitments (Notes 12 and 18)	5,356	—
Derivative liabilities — forward contracts (Notes 12 and 18)	—	531
Other accounts payable	213	828

Accounts payable	$20,788	$29,570

10. INCOME TAXES
The income tax expense (benefit) included the following for the years ended June 30, 2009 and 2008:

	Year Ended	Year Ended
	June 30,	June 30,
	2009	2008
	(in thousands)	(in thousands)
Current:
Federal	$1,845	$—
State	869	51
Foreign	435	1,162

Total current tax expense (benefit)	3,149	1,213

Deferred:
Federal	(61)	5
State	42	63
Foreign	7	(51)

Total deferred tax expense (benefit)	(12)	17

Income tax expense	$3,137	$1,230

Income taxes receivable at June 30, 2009 and 2008 totaled $3,424,000 and $3,725,000, respectively, and was primarily comprised of a Federal 2007 net operating loss carryback claim.
Income (loss) before income taxes and minority interests for U.S. and foreign-based operations is shown below:

	Year Ended	Year Ended
	June 30,	June 30,
	2009	2008
	(in thousands)	(in thousands)
U.S.	$13,173	$(17,895)
Foreign	1,099	5,154

Income / (loss) before income taxes and minority interests	$14,272	$(12,741)

Deferred income taxes are provided for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following as of June 30, 2009 and 2008 (in thousands):

	Year Ended	Year Ended
	June 30,	June 30,
	2009	2008 (as restated)
	(in thousands)	(in thousands)
Deferred tax assets:
Inventory	$1,149	$1,854
Unrealized gain on futures contracts	—	341
Unrealized loss on open purchase and sales commitments	1,444	—
Investments	263	1,512
Stock-based compensation	235	1,190
Intangible assets	1,797	1,780
Property, plant & equipment	84	205
Accrued compensation	1,399	347
Legal settlement	2,611	3,400
Net operating loss carryforwards	1,945	2,900
Charitable contribution carryforward	2,894	3,127
Foreign tax credit carryforwards	6,499	2,968
Accrual to cash adjustment	1,295	1,135
Other	844	408

Total deferred tax assets	22,459	21,167
Less: valuation allowance	(13,984)	(14,066)

Total deferred tax assets after valuation allowance	8,475	7,101

Deferred tax liabilities:
Inventory	742	856
Unrealized gain on open purchase and sales contracts	—	431
Unrealized gain on futures contracts	4,152	—
Intangible assets	136	—
Unrepatriated foreign earnings	738	851
Withholding tax on foreign earnings	1,177	1,170
Unrealized foreign exchange gain	3,241	5,308

Total deferred tax liabilities	10,186	8,616

Net deferred tax (liabilities)	$(1,711)	$(1,515)

The Company’s valuation allowance (decreased) increased by approximately $(82,000) and $7,159,000 during the years ended June 30, 2009 and 2008, respectively. The valuation allowance of approximately $13,984,000 and $14,066,000 as of June 30, 2009 and 2008, respectively, is applied to offset gross deferred tax assets that are not more likely than not to be realized based on future expectations of taxable income, and the future likelihood of utilizing the foreign tax credit carryforward.
As of June 30, 2009, the Company has U.S. State net operating loss carry-forwards of approximately $26,958,000, which expire at various periods beginning with the year ending June 30, 2010 through the year ending June 30, 2029. As of June 30, 2009, the Company has a foreign tax credit carryforward of approximately $6,499,000 that begins to expire during the year ending June 30, 2016 and a charitable contribution carryforward of approximately $9,337,000, which fully expires during the year ending June 30, 2010.
On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carry forward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carry forward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. The Company does not expect this change in tax law to materially impact its tax provision, except for the increase in the current state tax liability due to the temporary suspension of the utilization of California net operating loss carry forwards. The California net operating loss carryforward totaled $880,000 at June 30, 2009.
The Company has recorded a prior period adjustment to retained earnings and deferred tax liability for an error as of June 30, 2007 (See Note 2). Retained earnings increased and the deferred tax liability decreased by approximately $888,000.

A reconciliation of the income tax expense to the amount computed by applying the statutory federal income tax rate (34%) to the income (loss) before income tax expense for the years ended June 30, 2009 and 2008 is as below:

	2009	2008
	(in thousands)	(in thousands)
Amount computed at statutory rate	$4,852	$(4,332)
State income tax, net of federal tax benefit	1,132	(1,040)
U.S. vs. foreign tax rate differential	68	(565)
Non-deductible expenses	81	55
Tax on unrepatriated foreign earnings	(10)	184
Change in valuation allowance	(3,298)	7,159
Other	312	(231)

	$3,137	$1,230

A reconciliation of the total unrecognized tax benefits (UTBs) at the beginning and end of the period is as follows:

	UTBs	FIN 48 Payable
	(in thousands)	(in thousands)
Balance as of July 1, 2007	$26,417	$2,071
Increase as a result of tax positions taken during the current period	—	—
Decrease as a result of statute of limitations expirations during the current period	—	—
Increase as a result of additional interest and penalties during the current period	—	120

Balance as of June 30, 2008	26,417	2,191

Increase as a result of tax positions taken during the current period	170	170
Decrease as a result of statute of limitations expirations during the current period	—	—
Increase as a result of additional interest and penalties during the current period	—	114

Balance as of June 30, 2009	$26,587	$2,475

Interest and penalties recognized in the Company’s consolidated statement of operations for the years ended June 30, 2009 and 2008 are $114,000 and $120,000, respectively. Interest and penalties of $476,000 are accrued as of June 30, 2009, which is included in accrued income taxes in the accompanying consolidated balance sheet.
Final determination of a significant portion of the Company’s global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004, 2005 and 2006, and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are currently under examination as discussed at Note 15. For our remaining foreign operations, either examinations have been completed by tax authorities or the statute of limitations have expired for tax returns filed by the Company for the years through 2002.
11. FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $85,000,000 including a facility for letters of credit up to a maximum of $85,000,000. A-Mark routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.32% and 2.46% as of June 30, 2009 and 2008, respectively. Borrowings are due on demand and totaled $52,750,000 and $65,747,000 for lines of credit and $4,750,000 and $4,750,000 for letters of credit at June 30, 2009 and 2008, respectively. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Credit Facility are formula based and totaled $27,500,000 at June 30, 2009. The Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Credit Facility is cancelable by written notice of the financial institutions.
A-Mark’s Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at June 30, 2009 were $36.6 million and $64.1 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark’s also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. A-Mark’s had borrowed metals included in inventories with market values totaling $15,100,000 and $18,789,000 at June 30, 2009 and

2008, respectively. Certain of these metals are secured by letters of credit issued under the Credit Facility, which totaled $4,750,000 and $4,750,000 at June 30, 2009 and 2008, respectively.
Interest expense related to the A-Mark’s borrowing arrangements totaled $2,150,000 and $3,617,000 for the years ended June 30, 2009 and 2008, respectively.

12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 6), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
The Company’s trading inventories and purchase and sale transactions consist primarily of precious metal bearing products. The value of these assets and liabilities are linked to the prevailing price of the underlying precious metals. The Company’s precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets. Inventories purchased or borrowed by the Company are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
Open purchase and sale commitments are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). The Company seeks to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.
The Company’s policy is to substantially hedge its inventory position, net of open purchase and sales commitments, that is subject to price risk. The Company regularly enters into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in SFAS No. 133. Gains or losses resulting from the Company’s futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Note 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net (gain) loss on derivative instruments in the consolidated statements of operations of $2,647,000 and $16,275,000 for the years ended June 30, 2009 and 2008, respectively, includes both realized and unrealized amounts.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Trading Inventory, net	$91,939	$96,297
Less unhedgable inventory:
Commemorative coins	(3,620)	(1,358)
Premium on metals position	(1,477)	(719)

Subtotal	86,842	94,220

Commitments at market:
Open inventory purchase commitments	132,932	105,163
Open inventory sale commitments	(38,370)	(49,900)
Margin sale commitments	(7,358)	(18,714)
Inventory borrowed from suppliers	(15,100)	(18,789)
Advances on industrial metals	700	385

Inventory subject to price risk	159,646	112,365

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	27,731	30,154
Precious metals futures contracts at market values	132,651	82,431

Total market value of derivative financial instruments	160,382	112,585

Net inventory subject to price risk	$(736)	$(220)

At June 30, 2009 and 2008, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $132,932,000 and $105,163,000, respectively; purchase commitments related to open forward contracts totaling $27,731,000 and $30,154,000; and purchase and sale commitments relating to open futures contracts totaling $132,651,000 and $82,431,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2009 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2009, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-Term duration of these arrangements.
13. RELATED PARTY TRANSACTIONS
As part of the A-Mark sale agreement dated July 15, 2005, the former owner was paid $6,000 in consulting fees for the year ended June 30, 2008. Additionally, per the terms of the A-Mark sale agreement, the former owner receives a portion of the income earned on a specific type of transaction. The Trading segment accrued $84,000 and $292,000 in royalty expense for the years ended June 30, 2009 and 2008, respectively, which represents the total amount due to the former owner as of June 30, 2008. The entire $84,000 and $292,000 are included in accrued liabilities as of June 30, 2009 and 2008, respectively.
14. MINORITY INTERESTS
Minority interest represents Auctentia’s 20% share in the net assets and income of A-Mark and the outside partner’s 50% interest in the net assets and income of the WGBV joint venture.
The Company’s consolidated balance sheet includes the following minority interests as of June 30, 2009 and 2008:

	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Auctentia 20% interest in Spectrum PMI	$9,167	$5,820
Winter Games Bullion Ventures, LLC. 50% outside interest	1,147	495

Total	$10,314	$6,315

The Company’s consolidated statement of operations for the year ended June 30, 2009 and 2008 included the following minority interest components:

	Year Ended	Year Ended
	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)
Auctentia 20% interest in Spectrum PMI	$3,346	$628
Winter Games Bullion Ventures, LLC. 50% interest	653	45

Total	$3,999	$673

The following table summarizes the balance sheet of WGBV:

	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)

Cash	$154	$33
Receivables	21	5
Inventories	3,516	1,688

Total assets	$3,691	$1,726

Accounts payable	$1,397	$738
Members’ equity	2,294	988

Total liabilities and members’ equity	$3,691	$1,726

The following table summarizes the statements of income of WGBV:

	For the	For the
	year ended	year ended
	June 30, 2009	June 30, 2008
	(in thousands)	(in thousands)

Sales	$46,234	$227
Cost of products sold	44,012	89

Gross profit	2,222	138
Operating expenses	916	49

Net income	$1,306	$89

15. COMMITMENTS AND CONTINGENCIES
Operating Leases
The Company leases its facilities and a portion of its equipment under operating leases that expire at various dates through 2013. Some of the operating leases provide for increasing rents over the terms of the leases. Total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future lease commitments under non-cancelable operating leases:

Operating
Leases
For years ending June 30:	(in thousands)
2010	1,281
2011	1,190
2012	483
2013	239
2014	—

Total future minimum lease payments	$3,193

Total rent expense under operating leases in the Company’s operations was approximately $1,353,000 and $1,112,000 for the years ended June 30, 2009 and 2008, respectively.
Contractual Obligations
On April 9, 2008, in connection with the WGBC joint venture Agreement, A-Mark entered into a series of agreements with a counter party to purchase a minimum amount of Bullion and Commemorative coins in exchange for certain exclusive distribution rights.
On July 21, 2009, A-Mark signed an amendment with the Royal Canadian Mint to reduce its minimum purchase commitment of Olympic Numismatic Coin Products. Under the terms of this agreement, as amended, A-Mark is required to purchase 20,750 One Ounce Gold Bullion Coins and 150,000 One Ounce Silver Bullion coins. A-Mark is also required to purchase $7,000,000 (Canadian Dollars) in Commemorative Coins. A-Mark is required to meet these Commitments by February 26, 2010.
Consulting, Employment and Non-Compete Agreements
The Company has entered into various consulting, employment and non-compete and/or non-solicitation agreements with certain key executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.
Executive Severance Commitments
The Company has entered employment agreements with three key executives. Under the terms of these agreements the executives receive one year’s base salary in the event of termination without cause.
Employee Benefit Plans
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code Section 401(k). Employees are eligible to participate in the plan after one complete calendar month of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees contributions to a maximum annual contribution of seven hundred fifty dollars per employee. The Company’s total contribution was approximately $41,000 and $39,000 for the years ended June 30, 2009 and 2008, respectively.
Restricted Capital of Foreign Subsidiaries
Certain of the Company’s foreign jurisdictions maintain nominal regulatory capital requirements.
Registration Rights
Shares of the Company’s common stock owned by Auctentia carry demand registration rights. If a demand is made by Auctentia, such registration rights are subject to commercial best efforts without penalty if registration is not effected.
Legal Proceedings
Ongoing Legal Proceedings Against Certain of the Company’s Former Officers and Directors Relating to the Company’s Transactions with Afinsa
Spanish Criminal Investigation
In May 2006, Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing, including money laundering, fraud, tax evasion and criminal insolvency. The Spanish criminal investigation initially focused on Afinsa and certain of its executives and was later expanded to include several former officers and directors of SGI and CdC, including (most recently) Greg Manning, formerly our Chief Executive Officer, President and First Vice Chairman of our Board of Directors, and Larry Crawford, formerly our Chief Financial Officer. As noted in Note 1, from June 2003 through May 2006, we supplied philatelic material to Afinsa, and we understand that Afinsa used the material in connection with transactions between itself and its clients. According to the Afinsa Report, investors would enter into contracts to purchase specified philatelic material from Afinsa. These investors would deposit funds with Afinsa for a specified period of years, and at the end of an agreed-upon contract term the investors would have the option of receiving either (i) the specified stamps or other philatelic material set forth in the contract, or (ii) the principal sum invested, plus a contractually specified interest rate. In most cases, Afinsa maintained (at the investors’ request) physical possession of the philatelic material until the end of the contract term.
The allegations against Afinsa and the certain named individuals relate to the central claim that Afinsa’s business operations constituted a fraudulent “Ponzi scheme,” whereby funds received from later investors were used to pay interest to earlier investors, and that the stamps that were the subject of the investment contracts were highly overvalued. Spanish authorities have preliminarily alleged that Messrs. Manning and Crawford knew Afinsa’s business, and aided and abetted in its activity by, among other things, causing the Company to supply allegedly overvalued stamps to Afinsa.
Several of our other former officers and directors, including Esteban Perez, formerly the Chairman of our Board of Directors, Carlos de Figueiredo, formerly the Second Vice Chairman of our Board of Directors (and the son of one of the founders of Afinsa), and Ramon Egurbide, formerly the head of our European operations, have testified as defendants in these proceedings. Spanish authorities are also seeking the testimony of Messrs. Manning and Crawford as defendants.
The Company understands that, under Spanish law, after the end of the investigative stage, which is expected to last for years, the Spanish Investigative Court will determine whether there are grounds to bring formal charges and to continue to a trial or whether the proceedings should be dismissed.
As the Company understands Spanish law, corporations cannot be charged directly with criminal acts, but face the possibility of secondary civil liability through the actions of their officers. Therefore, if any of these former officers or directors of SGI or CdC is ultimately found guilty, then, under this principle of secondary civil liability, the corporation could be held liable for certain associated penalties. However, neither SGI nor CdC is currently a party to these criminal proceedings, and the effect, if any, on the Company cannot be determined at this time. Accordingly, because there remains an uncertainty as to the ultimate impact on the Company, the Company’s consolidated financial statements do not include an accrual as a result of this contingent liability.
IRS and New York State Tax Audits
In February 2008, the IRS commenced an audit of SGI’s tax returns for fiscal 2004, 2005 and 2006. In March 2008, the New York State Department of Taxation and Finance began an audit of SGI’s tax returns for fiscal 2005, 2006 and 2007.
These audits are ongoing and the outcome cannot be determined at this time. Accordingly, because there remains an uncertainty as to the ultimate impact should there be an adverse outcome as a result of these audits, the Company’s consolidated financial statements do not include an accrual for these contingent liabilities.
Tax Investigation in Spain
On November 17, 2005, the Spanish tax authorities commenced a tax examination of CdC. This examination, which now covers all periods from fiscal 2001 through fiscal 2006, is ongoing and the outcome cannot be determined at this time. Accordingly, because there remains an uncertainty as to the ultimate impact should there be an adverse outcome as a result of this inspection, the Company’s consolidated financial statements do not include an accrual for this contingent liability.
SEC Action
On March 23, 2009, the Company announced that it had reached a settlement with the SEC, which resolved charges filed against the Company in connection with the SEC’s investigation into the Company’s historical transactions with Afinsa. Under the terms of the SEC Settlement, which was approved by the U.S. District Court for the Southern District of New York on March 30, 2009, the Company consented, without admitting or denying the allegations made in the SEC’s complaint to a permanent injunction against any future violations of certain provisions of the federal securities laws, including those requiring us to make all filings under the Exchange Act.
While the Company will endeavor to comply fully with the terms of the SEC Settlement, it is possible that the SEC’s enforcement staff may take issue with our compliance, despite our efforts. In particular, the Company is not currently in compliance with the requirement that the Company make all necessary filings under the Exchange Act; the Company has not filed amended Reports on Form 10-K for the years ended June 30, 2004 and 2005 (either separately or as part of a comprehensive Report on Form 10-K); the Company has not filed Reports on Form 10-K for the fiscal years ended June 30, 2008, 2007 and 2006; and the Company has not filed Reports on Form 10-Q (or amended Reports on Form 10-Q, as the case may be) for any quarter during these fiscal years. The reason the Company has not been able to file these Reports to date is that the Company faces two major issues with completing its audit of the financial statements for its North American Philatelic Division — and therefore the audit of the Company’s consolidated financial statements — for any year prior to June 30, 2008. First, many of the accounting records for that Division for the prior periods — specifically, the supporting analyses for balance sheet and statement of operations — are incomplete and need to be reconstructed. Second, the Company has experienced significant turnover in its accounting and corporate personnel since 2006, which has adversely impacted the Company’s ability to reconstruct these financial data.
The Company is still assessing whether it will be able to file its prior years’ reports without unreasonable effort and expense. The failure by the Company to comply with the SEC Settlement, or any perception that it has failed to comply with the SEC Settlement, could result in further enforcement actions by the SEC, including the imposition of sanctions or fines. In addition, the SEC could commence proceedings to suspend or revoke the registration of the Company’s common stock under Section 12(j) of the Exchange Act. The SEC could also seek to impose a trading halt in the Company’s common stock for up to ten trading days if it believes the public interest and the protection of investors requires it to do so. Should the Company’s common stock be de-registered, brokers, dealers and other market participants would be prohibited from buying or selling, making a market in, or publishing quotations or otherwise effecting transactions with respect to our common stock. As a result, public trading of the Company’s common stock would cease. This could have an adverse impact by reducing the liquidity of the Company’s common stock and prevent investors from buying or selling its common stock in the public market.
Also on March 23, 2009, the SEC filed an action in the U.S. District Court for the Southern District of New York against Messrs. Manning and Crawford in connection with its investigation. In the action, the SEC seeks a permanent injunction against future violations of certain provisions of the federal securities laws, and it also seeks disgorgement and civil monetary penalties in an unspecified amount. This action has not been settled.
The Company terminated Mr. Manning’s consulting arrangement with the Company for cause in April 2007, and Mr. Crawford left the Company in June 2006.
Messrs. Manning and Crawford (and certain of the other former officers and directors of the Company who are the subject of the Spanish criminal investigation) are entitled to receive advances from the Company for their legal fees and expenses in connection with the SEC action and the Spanish criminal proceedings. However, in the arbitration described below between the Company and Mr. Manning, the Company intends to assert a counterclaim against Mr. Manning seeking, among other things, a declaration that Mr. Manning, in light of his wrongful conduct in connection with the Company’s transactions with Afinsa (which led to the termination of his consulting contract for cause), is not entitled to indemnification or reimbursement for amounts paid or expenses incurred by him in connection with the SEC action or the Spanish proceedings. The Company has already asserted a counterclaim seeking such a declaration with respect to the shareholder litigation referred to below. The Company expects to continue to advance Mr. Manning his legal fees and expenses unless and until the Company obtains a court declaration that he is not entitled to the same. If the Company fails to obtain such a declaration, it may be obligated to indemnify and reimburse Mr. Manning for amounts paid or expenses incurred by him in connection with money judgments, penalties or settlements in the SEC action and the Spanish criminal proceedings.
Greg Manning v. Spectrum Group International, Inc.
On or about August 7, 2007, Mr. Manning commenced an arbitration against the Company before the American Arbitration Association. Mr. Manning purports to assert claims for breach of contract and defamation, based on his allegation that the Company wrongfully terminated his consultancy for cause in April 2007. Mr. Manning seeks damages of approximately $34 million, consisting of, among other things, amounts that Mr. Manning claims he is owed under his consulting agreement with the Company, compensation for vacation and “comp” days, and damages allegedly resulting from harm to his name and reputation.
On or about March 28, 2008, the Company filed counterclaims against Mr. Manning for breach of contract, breach of fiduciary duty and unjust enrichment, based on Mr. Manning’s breaches of his contractual and fiduciary obligations in connection with the Company’s transactions with Afinsa. In its counterclaims, the Company seeks damages of at least $20 million, consisting of the costs and expenses that the Company has incurred as a result of Mr. Manning’s wrongful conduct, as well as a percentage of Mr. Manning’s performance bonuses. The Company also seeks a declaration that Mr. Manning is not entitled to advancement of legal expenses or indemnification for amounts paid in connection with the class action and shareholder derivative lawsuits against the Company and Mr. Manning that were settled in December 2008, and intends to seek such a declaration with respect to the SEC action and Spanish criminal proceedings.
Since June 2008, the parties have been engaged in discovery, which is largely complete. The arbitration hearings are currently scheduled to take place in December 2009. In late September 2009, Mr. Manning filed a motion to adjourn the hearings. The Company has opposed the motion. On October 6, 2009, the arbitration panel denied the motion.

SGI is unable at this time to predict whether these developments will result in any kind of additional formal proceeding against the Company, or its directors or officers, or any of its assets, and is unable to assess the likelihood of a favorable or unfavorable outcome of any such action, or to estimate the amount of liability in the event of an unfavorable outcome. As such, no amounts have been recorded in the accompanying consolidated financial statements.
Securities Class Action and Shareholder Derivative Lawsuit
In May 2006, the Company and certain of its current and former officers were sued in connection with the Company’s transactions with Afinsa. In the derivative lawsuit, In Re Escala Group, Inc. Derivative Litigation, the plaintiffs generally made claims against the defendants for breach of fiduciary duty, mismanagement, waste of corporate assets and unjust enrichment. In the securities class action, In re Escala Group, Inc. Securities Litigation, the plaintiffs alleged that the defendants participated in a scheme with Afinsa that caused the Company’s reported revenues, gross profit, net income and inventory to be materially overstated, and that the defendants made materially false and misleading statements in the Company’s publicly filed financial reports.
Both of these matters were settled in December 2008. Under the court-approved settlements, all claims asserted in both actions were dismissed with prejudice and without any admission of liability or wrongdoing.
In conjunction with the settlement agreements, the Company accrued a litigation settlement accrual as of June 30, 2008 totaling $14,995,000, comprised of a $8,000,000 in minimum share consideration, and $6,995,000 in cash consideration. The accrual totaled $6,556,000 at June 30, 2009, representing the minimum share consideration of $8,000,000 less the shares issued as payment of court-approved legal fees in plaintiffs’ counsel in fiscal 2009 (as discussed below) totaling $1,444,000. The Company has also recorded a litigation receivable from insurers totaling $5,975,000 at June 30, 2008, which was received in full in fiscal 2009. Accordingly, the Company has recorded a net charge of $9,020,000 to its consolidated statement of operations for the year ended June 30, 2008.
As part of the settlement of the derivative lawsuit, the Company recovered $5.50 million from insurers on behalf of certain of the named defendants in one or both proceedings. The Company also agreed to adopt (and has since adopted) certain corporate governance policies and procedures relating to revenue recognition, our internal audit function, codes of ethics, and board and committee composition and continuing education, among other things. The Company also paid all of plaintiffs’ court-approved attorneys’ fees of $925,000, together with approved expenses of $70,000. The Company’s insurer funded $475,000 of these amounts.
Under the settlement of the securities class action, SGI was required to contribute an aggregate of $6 million in cash and 4 million newly issued shares of its stock to a settlement fund for the benefit of the class members. During the fiscal year ended June 30, 2008, the Company contributed the full $6 million in cash to the fund, a substantial portion of which was funded by insurers.
As part of its order relating to the securities class action, the court awarded attorneys’ fees to plaintiffs’ counsel of $3.25 million, of which 44.5% was to be paid in common stock of the Company. Accordingly, on January 14, 2009, the Company issued to plaintiffs’ counsel a total of 772,430 shares of the Company’s common stock, based upon a value of $1.87 per share (the date of the issuance of the shares and the calculation of the value of the shares to be issued was determined in accordance with the settlement agreement.) Thereafter, in February 2009, SGI repurchased those shares at a purchase price of $1.55 per share. The shares have since been cancelled and returned to the status of authorized but unissued shares. No gain was recognized by the Company as a result of the repurchase.
On October 1, 2009, the Company issued the remaining 3,277,777 shares of common stock to the settlement fund. These shares are expected to be distributed to the claimants shortly. The Company has no further obligation or liability under the settlement agreement.
Seymour Ehrenpreis v. Nutmeg Stamps, et al
In May 2009, Seymour Ehrenpreis commenced an action against a subsidiary of the Company and certain of its officers for breach of contract and other matters, all based on allegations of failure to fulfill oral commitments. The plaintiff seeks compensatory damages of at least $1.3 million and punitive damages of at least $1.3 million. This action is in its early stages and the Company cannot currently estimate the likelihood of an adverse outcome. The Company intends to assert a vigorous defense against this action.
16. STOCKHOLDERS’ EQUITY
Stock Option Plan
In 1997, the Company’s board of directors adopted and the Company’s shareholders approved the 1997 Stock Incentive Plan, as amended (the “1997 plan”).

Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI’s stock. Awards under the 1997 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan currently is administered by the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants of awards.
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At June 30, 2009, there were 3,718,993 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the years ended June 30, 2009 and 2008, the Company recorded $0 and $32,000, respectively, of expense in the consolidated statement of operations related to the vesting of previously issued employee stock options. The Company made no grants during the years ended June 30, 2009 and 2008. The grants were fully expensed during the year ended June 30, 2009.
The following table summarizes the stock option activity for the years ended June 30, 2009 and 2008:

				Weighted
				Average
		Weighted		per share
		Average	Intrinsic Value	Grant Date
	Options	Exercise Price	(in thousands)	Fair Value
Outstanding at June 30, 2007	921,075	$6.10	$142	$3.12
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(307,750)	6.01	(28)	4.46

Outstanding at June 30, 2008	613,325	6.14	114	4.69

Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(9,000)	9.57	(10)	8.68

Outstanding at June 30, 2009	604,325	6.09	$104	4.63

Shares exercisable at June 30, 2008	610,701	6.12	$114	4.67

Shares exercisable at June 30, 2009	604,325	6.09	$104	4.63

Following is a summary of the status of stock options outstanding at June 30, 2009:

Options Outstanding					Options Exercisable
			Weighted	Weighted		Weighted
Exercise Price		Number of	Average	Average	Number of	Average
Ranges		Shares	Remaining	Exercise	Shares	Exercise
From	To	Outstanding	Contractual Life	Price	Exercisable	Price
$1.00	$5.00	391,250	3.8	$2.29	391,250	$2.29
5.01	10.00	26,200	4.4	8.96	26,200	8.96
10.01	15.00	186,875	4.8	13.65	186,875	13.65

		604,325	4.10	6.09	604,325	6.09

The Company has issued restricted stock to certain members of management and key employees. During the years ended June 30, 2009 and 2008, the Company issued 531,548 and 366,559, restricted shares at a weighted average issuance price of $2.51 and $2.66, respectively. Such shares generally vest after 1 year from the date of grant. Total compensation expense recorded for restricted shares for the years ended June 30, 2009 and 2008 was $1,114,000 and $418,200, respectively. The remaining compensation expense that will be recorded under restricted stock grants in and the year ending June 30, 2010 totals $651,000.
The following table summarizes the restricted stock grant activity for the years ended June 30, 2009 and 2008:

		Weighted
		Average share
	Shares	price at grant date
Outstanding as of June 30, 2007	50,000	$2.86
Shares issued	366,559	2.66
Shares exercised	(73,213)	2.88
Shares forfeited	(53,334)	2.85
Shares withheld for employee taxes	(10,120)	2.86

Outstanding as of June 30, 2008	279,892	2.64

		Weighted
		Average share
	Shares	price at grant date
Shares issued	531,548	2.51
Shares exercised	(99,838)	2.66
Shares forfeited	—
Shares withheld for employee taxes	(34,920)	2.18

Outstanding at June 30, 2009	676,682	2.54

Vested but unissued — end of year	123,199

Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of June 30, 2009 and 2008, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06 and $12.06 per share, respectively. At June 30, 2009 and 2008, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the years ended June 30, 2009 and 2008, the Company recognized approximately $0 and $112,000, respectively, of pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06% and 4.06%, a volatility factor of 253% and 253% and a weighted average expected life of 7 and 7 years, respectively. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
Certain Anti-Takeover Provisions
The Company’s Certificate of Incorporation and by-laws contain certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company without negotiating with its Board of Directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of such provisions provide for a Board of Directors with staggered terms, allow the Company to issue preferred stock with rights senior to those of the common stock, or impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.
17. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s operations are organized under two business segments — collectibles and trading. In the year ended June 30, 2006, the Company changed its operating segment structure to (1) separately report the results of it’s A-Mark Precious Metals trading business as a result of acquiring such business in the first quarter of the year, and (2) report corporate operating expenses separately as a result of changes in the operating structure of the Company during the year. As a result of forming a segregated corporate office and expense structure, the Company no longer allocates certain corporate level operating expenses to its operating segments.
Segment information for the Company is as follows:

	Year Ended June 30,	Year Ended June 30,
	2009	2008
	(in thousands)	(in thousands) (as restated)
Revenue:
Trading	$4,126,909	$2,681,031

Collectibles:
Coins	133,633	121,753
Stamps	31,024	51,066
Others	1,776	3,131

Total Collectibles	166,433	175,950

Total revenue	$4,293,342	$2,856,981

	Year Ended June 30,	Year Ended June 30,
	2009	2008
	(in thousands)	(in thousands) (as restated)
Revenue by Geographic Region:
United States	$4,279,038	$2,832,011
Asia Pacific	4,624	2,427
Europe	9,680	22,543

Total revenue	$4,293,342	$2,856,981

	Year Ended June 30,	Year Ended June 30,
	2009	2008
	(in thousands)	(in thousands) (as restated)
Operating income (loss):
Trading	$25,572	$5,863
Collectibles	(7,594)	5,212
Corporate expenses	(10,294)	(20,466)

Operating income (loss)	$7,684	$(9,391)

	Year Ended June 30,	Year Ended June 30,
	2009	2008
	(in thousands)	(in thousands)
Depreciation and amortization:
Trading
Depreciation and amortization	$997	$989

Collectibles
Depreciation and amortization	$802	$922
Impairment of goodwill and intangibles	860	—

	$1,662	$922

	June 30,	June 30,
	2009	2008
Inventories by segment/geographic region:	(in thousands)	(in thousands)
Trading:
United States	$91,939	$96,297

Collectibles:
United States	22,256	29,576
Europe	1,277	4,981
Asia	182	96

Total Collectibles	23,715	34,653

Total inventories	$115,654	$130,950

	June 30,	June 30,
	2009	2008
Total assets by segment/geographic region:	(in thousands)	(in thousands)
Trading:
United States	$151,986	$136,638

Collectibles:
United States	38,485	54,360
Europe	19,791	28,772
Asia	1,398	2,131

Total Collectibles	59,674	85,263

Corporate and Other	6,489	10,754

Total assets	$218,149	$232,655

	June 30,	June 30,
	2009	2008
Total long term assets by segment/geographic region:	(in thousands)	(in thousands)
Trading:
United States	$10,451	$11,808

Collectibles:
United States	4,733	5,325
Europe	638	618
Asia	152	154

Total Collectibles	5,523	6,097

Corporate and Other	4,505	4,533

Total long term assets	$20,479	$22,438

18. Fair Value Measurements
SFAS No. 157, Fair Value Measurements (“SFAS 157”), creates a single definition of fair value for financial reporting. The new rules associated with SFAS 157 state that valuation techniques consistent with the market approach, income approach and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data.
SFAS 157 has the following impact:
•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;
•	Establishes a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;
•	Nullifies the guidance in Emerging Issues Task Force Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;
•	Eliminates large position discounts for financial instruments quoted in active markets and requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.
Valuation Hierarchy
SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which the measurements fall (in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2009
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
(in thousands)	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$88,319	$—	$—	$88,319
Marketable Securities	914	—	—	914
Derivative assets — futures contracts	—	10,875	—	10,875
Derivative assets — forward contracts	—	1,726	—	1,726

Total assets valued at fair value:	$89,233	$12,601	$—	$101,834

Liabilities:
Liability on borrowed metals	$(15,100)	$—	$—	$(15,100)
Liability on margin accounts	(3,041)	—	—	(3,041)
Derivative liabilities — open sales and purchase commitments	—	(5,356)	—	(5,356)

Total liabilities valued at fair value:	$(18,141)	$(5,356)	$—	$(23,497)

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:
Marketable Securities
Quoted prices of identical securities are available in an active market for the Company’s marketable securities. Such securities are classified in Level 1 of the valuation hierarchy.
Commodities
Commodities consisting of the precious metals component of the Company’s inventories are carried at fair value. The commemorative coins inventory totaling $3,620,000 and $1,358,000 as of June 30, 2009 and 2008, respectively, is carried at cost and is thus excluded from the fair value disclosure. The fair value for commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities are classified in Level 1 of the valuation hierarchy.
Derivatives
Futures contracts, forward contracts and open purchase and sales commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price, and are included within Level 2 of the valuation hierarchy.

Margin Liability
Margin liability, consisting of the Company’s commodity obligation to margin customers, is carried at fair value, determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Margin liability is classified in Level 1 of the valuation hierarchy.
19. SUBSEQUENT EVENTS
In connection with moving the Company’s philatelic operations to its Irvine location, the Company paid $60,000 in August 2009 as an early termination fee to break its lease commitment for the Bethel, CT facility.
In August, 2009, the Company signed a lease for additional warehouse space. Under this lease the Company is obligated to pay rent of $2,875 per month through July, 2010 .
On October 1, 2009, the Company issued the remaining 3,277,777 shares of common stock to the settlement fund. The Company has no further obligation or liability under the settlement agreement. These shares are expected to be distributed to the claimants shortly.
On July 22, 2009 Spectrum PMI, the parent of A-Mark, declared a $5,000,000 dividend to shareholders of record on July 1, 2009. This resulted in a $4,000,000 payment to SGI and a $1,000,000 payment to Afinsa on July 23, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A(T). CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
We are responsible for maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act, at June 30, 2009. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting (as described below in “Management’s Report on Internal Control over Financial Reporting”), which we view as an integral part of our disclosure controls and procedures.
With regard to disclosure controls and procedures, we have implemented the following measures:
•	We have formally adopted our Disclosure Controls and Procedures effective June 2, 2009 which is designed specifically to ensure that we record, process, summarize and report in our public disclosures, including SEC reports, all information (a) required to be disclosed, (b) within the time periods specified and (c) pursuant to processes that enable our principal executive and financial officers to make timely decisions regarding disclosure.

•	We have formed a Disclosure Committee with the mission of implementing internal policies and procedures to review the accuracy of all information released to the public and disclosed in our SEC filings.

•	As prescribed within our Disclosure Controls and Procedures, our Audit Committee will meet no less than quarterly to review (a) accounting considerations and financial results, (b) drafts of periodic reports, (c) drafts of financial press releases and (4) hotline reports regarding potential disclosure items

•	Our Chief Financial Officer conducts a formal balance sheet and financial review with executive operating and financial managers for each operating division and with corporate accounting staff.
(b) Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) promulgated under the Exchange Act. This system is defined to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Our internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately reflect our transactions and dispositions of our assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of internal control over financial reporting at June 30, 2009 utilizing the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at June 30, 2009.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at June 30, 2009, we identified the following material weaknesses:
Controls over period-end financial reporting were not designed effectively. This has resulted in a significant number and magnitude of out-of-period adjustments to our consolidated financial statements as well as significant delays in completing our financial reporting requirements. Specifically, controls were not effective to ensure that accounting estimates and other adjustments were appropriately reviewed, analyzed and monitored by competent accounting staff on a timely basis, adequate cut-offs were maintained and intercompany transactions were appropriately reconciled among the divisions. Additionally, some of the adjustments that have been recorded relate to account reconciliations and analyses not being completed effectively. A material weakness in the period-end financial reporting process has a pervasive effect on the reliability of our financial reporting and has resulted in our not being able to meet our regulatory filing deadlines.
The Company operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting within the North American stamp division of the Collectibles segment. This has resulted in significant turnover in our accounting and finance personnel at the North American stamp division of the collectibles operation and in the Company’s corporate office and delays in preparing our consolidated financial statements. Additionally, documentation related to certain historical transactions was not available or, in certain circumstances, discernable. Specifically, we were unable to provide evidence for account reconciliations between our accounting system and auction management system and there were significant adjustments made to our consolidated financial statements based upon our ultimate interpretation of our accounting policies in accordance with generally accepted accounting principles.
The Company did not have adequate accounting policies that were formally and effectively communicated to the Company’s accounting and finance resources. This has resulted in adjustments relating to revenue recognition stemming from the terms and conditions documented on our invoices as well as within our consignment agreements with customers and potential customers, as well as when goods are delivered to customers and cash has been collected.
There were also circumstances where revenue was recognized at the time the inventory was transferred to the customer even though the inventory was sold on consignment or sold under materially extended payment terms. Additionally, our methodology for calculating our inventory reserves was not considered to comply with U.S. generally accepted accounting principles and resulted in additional out-of-period adjustments to the consolidated financial statements.
The Company did not design formal controls to ensure that the financial positions and results of operations of divisions were effectively consolidated on a timely basis. This has resulted in significant delays in preparing our consolidated financial statements as well as identifying out of balance situations between our divisions which would be required to effectively record adjustments on a timely basis. Our financial statement consolidation process is manually-intensive, prone to error as a result, and lacked an adequate design of controls. Without having controls designed effectively, management is not able to conclude on the operating effectiveness of the consolidation process.
The Company did not consistently maintain documentation as evidence to verify that controls were operating effectively. Specifically, documentation was not available to support certain sales transactions (i.e. bid sheets), inventory purchases, cash disbursements, salaries and wages paid to employees, stock option exercises and purchases of inventory and fixed assets. Additionally, consignor advance agreements were not generally available to support consignor arrangements within the North American stamp divisions of the Collectibles segment. There were also journal entries posted to the accounting system of the North American stamp division of the Collectibles operation that were not supported with independent documentation and review. Accordingly, the design of certain transaction-related controls could not be tested and management was not able to conclude on the operating effectiveness of these controls.
Transactions were not consistently approved by the appropriate level of management within the North American stamp division of the Collectibles segment. Specifically, certain vendor invoices did not have the appropriate approval as prescribed by the Company’s policies. Additionally, evidence did not exist to confirm that all sales posted to the division’s accounting system from the auction management system had been approved prior to posting, as prescribed within the division’s policies and procedures. There were also journal entries posted to the accounting system that were not approved.

Proper segregation of duties was not maintained over the accounting functions within our Collectibles operations. This was the result of operating with a small accounting staff within that division whereby overlapping responsibilities were unavoidable. Accordingly, one individual who had responsibility for reviewing and approving accounts payable transactions also had the ability to add new vendors, process vendor invoices and prepare cash disbursements to vendors. This individual was also responsible for reconciling the bank accounts at each period end and served as the primary preparer of the period-end financial statements. Finally, this individual has full general ledger access and is responsible for other incompatible duties.
Management of the North American stamp division has not designed controls to ensure the proper accounting for inventory. Specifically, there were no policies or procedures in place for the proper tracking, costing and valuing of inventory. Additionally, inventory purchases were not consistently supported by a Bill of Sale or other documentation deemed appropriate. Further, management does not count the inventory maintained cyclically, rather must rely on a year-end physical count to verify the existence of the inventory on-hand at period-end. Additionally, there were no controls in place to ensure that inventory was properly recorded upon receipt and costed when sold. Finally, costs for inventory purchased in bulk are allocated subjectively and adjusted without documentation or support. As a result of a lack of controls designed, management was not able to conduct any assessment of the operating effectiveness of the controls that ensure the proper valuation of inventory.
Management has not designed controls to ensure that the provision for income taxes is properly prepared on a timely basis. The Company relies solely on an outside consultant for the preparation of its highly complex provision for income taxes. The Company’s income tax provision has not been maintained on a regular basis and the Company has not developed and implemented internal review processes to ensure that the provision is prepared timely, adequately documented and appropriately reviewed.
Based on our assessment and the material weaknesses described above, we have concluded that our internal controls over financial reporting were not effective at June 30, 2009.
This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K.
Remediation of Material Weaknesses
Management is in the process of implementing changes to its processes to improve its internal control over financial reporting. The following steps are being taken by management to remediate the conditions leading to the above stated material weaknesses:
•	Assuming a more active role in implementing an effective control environment over financial reporting to ensure reliable financial reporting going forward. This oversight will include establishing formalized accounting policies and procedures across all divisions as well as formalizing a financial reporting timeline for submission of financial results for all divisions. Additionally, management will standardize the method and content of the financial reports submitted by the divisions to ensure consistency and reliability.

•	Enhance the corporate accounting group, which did not exist prior to 2006. The corporate accounting group is being established to serve as a function separate from the operating divisions and has the responsibility, among other things, for consolidating those results and performing certain entity level accounting functions necessary to prepare consolidated financial results. Since June 30, 2008, new staff have been hired into key accounting functions within corporate accounting in order to elevate the depth of skills within this area. Additionally, the corporate accounting function has been relocated from Bethel, CT to Irvine, CA.

•	Management has begun to implement standardized reporting templates which are intended to improve the consistency and accuracy of financial reporting between the operating divisions and corporate. This should compress the overall time required to complete the financial closing process.

•	The North American stamp division has been relocated to Irvine, CA, which will improve the Company’s ability to effectively oversee and manage the operations. This will also provide management the opportunity to hire new accounting personnel with the requisite skills to properly record transactions for this division and adequately control financial reporting.

•	Management intends to implement a finance and accounting policy manual that communicates all relevant information related to significant accounting policies and required procedures which heretofore were understood at best informally and which have contributed to the material weaknesses identified.

•	Management is implementing formal monthly accounting closing meetings wherein divisional and corporate financial staff review results and accounting policy issues in detail.

•	Increase in staffing levels by adding additional resources and consultants, with an emphasis on completing the restatement process and developing reliable financial reporting controls and procedures going forward.

•	Creating an internal audit function whose primary focus will be to monitor disclosure and financial reporting controls and to report its findings directly to the Audit Committee of the Board of Directors.

•	Hired a controller in the coin division in the Collectibles segment specifically to address the segregation of duties conflicts in that division.
We believe that for the reasons described above, we will eventually be able to improve our internal controls and remedy the identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
ITEM 9B. OTHER MATTERS.
Not applicable to smaller reporting company.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors, Executive Officers and Corporate Governance.
Set forth below is information regarding the directors and executive officers of the Company as of September 25, 2009.

Name	Age	Position(s)
Antonio Arenas	53	Executive Chairman and Director

Gregory N. Roberts	47	Chief Executive Officer, President and Director

Thor Gjerdrum	42	Chief Financial Officer and Executive Vice President

Carol Meltzer	50	Chief Administrative Officer, Executive Vice President, General Counsel and Corporate Secretary

Jeffrey D. Benjamin	48	Director

James M. Davin	63	Director

George Lumby	64	Director

John Moorhead	57	Director

Christopher W. Nolan, Sr.	44	Director
Antonio Arenas, a director since 2006, has served as our Executive Chairman since October 2007. Mr. Arenas has been a Managing Director and the Chief Executive Officer of COALCA, S.A., a company involved in the sale and distribution of consumer and pharmaceutical products, and land development in the Canary Islands and Spain, since 1994.

Gregory N. Roberts, a director since February 2000, has served as our President and Chief Executive Officer since March 2008. Mr. Roberts previously served as the President of the Company’s North American coin division, which includes Spectrum Numismatics and A-Mark Precious Metals; Mr. Roberts had been President of Spectrum Numismatics since the early 1990s. He is also a lifetime member of the Professional Numismatics Guild.
Thor Gjerdrum has served as our Chief Financial Officer and Executive Vice President since June 2008. Prior to that, Mr. Gjerdrum has served as Chief Financial Officer of A-Mark Precious Metals, Inc., a precious metals trading company acquired by the Company in 2005, since 2002. Form 1996 to 2001 Mr. Gjerdrum held the positions of Vice President Finance/Treasurer of Globalo Operations and Chief Operation Officer of European Operations with a publicly traded international telecom company. From 1994 to 1996 Mr. Gjerdrum worked as an Assistant Controller with BT Office Products International, (now Corporate Express). Prior to 1994 Mr. Gjerdrum worked as an Accounting Manger and Auditor with two firms. Mr. Gjerdrum became a licensed Certified Public Accountant in 1991 and holds a B.S. (in Accounting) degree from the University of Santa Clara.
Carol Meltzer has served as our Chief Administrative Officer since March 2008, our Executive Vice President since May 2006 and our General Counsel since 2004, and has provided legal services to the Company since 1995. She previously practiced law at Stroock & Stroock & Lavan LLP and Kramer Levin Naftalis & Frankel LLP.
Jeffrey D. Benjamin, a director since May 2009, has been a Senior Advisor to Cyrus Capital Partners, L.P. since 2008, where he assists with distressed investments. Mr. Benjamin also serves as a consultant to Apollo Management, L.P., a private investment fund, and from September 2002 to June 2008, Mr. Benjamin served as a senior advisor to Apollo Management, where he was responsible for a variety of investments in private equity, high yield and distressed securities. Mr. Benjamin is also a member of the Boards of Directors of Harrah’s Entertainment, Inc., Exco Resources, Inc. and Virgin Media Inc., and is a trustee of the American Numismatic Society.
James M. Davin has been a director since February 2000. Since 1993, Mr. Davin has been President of Davin Capital Corporation, a private investment company, and Davin Capital, L.P., a private investment partnership. Mr. Davin is a former member of the Advisory Board of the Georgetown University School of Business, from which he graduated in 1967, and has been an active member of the National Association of Securities Dealers, for which he was Chairman and Vice Chairman of Governors in 1987 as well as a board member from 1985 until 1988.
George Lumby, a director since December 2006, served as a partner at PricewaterhouseCoopers, where he acted as an auditor and a mergers and acquisitions specialist, until 2003. In 2003, Mr. Lumby established his own firm in Spain, which provides consulting services to companies involved in insolvency and reorganization situations. Mr. Lumby is currently a Fellow of the Institute of Chartered Accountants in England & Wales, a member of the Spanish Institute of Chartered Accountants (Instituto de Censores Jurados de Cuentas de España) and a member of the Spanish Official Register of Auditors (Registro Oficial de Auditores de Cuentas ROAC).
John (“Jay”) Moorhead, a director since June 2007, has been Managing Director of Ewing Bemiss & Co, an investment banking firm, since 2009. Prior to joining Ewing Bemiss, Mr. Moorhead was a managing director at Westwood Capital and MillRock Partners boutique investment banking firms serving private middle market and public growth companies. From 2001 to 2003, Mr. Moorhead was a corporate finance partner at CE Unterberg Towbin.
Christopher W. Nolan, Sr., a director since June 2007, has been a Managing Director in the Mergers & Acquisitions group of Rabo Securities USA, Inc., an affiliate of Rabobank International, a Dutch agribusiness bank with offices in New York, NY, since 2006, and was an Executive Director with the Mergers & Acquisitions group of Rabobank International from 2002 through 2006. Mr. Nolan currently serves on the Board of Directors, and as a member of the Audit Committee, of United-Guardian, Inc. (NASDAQ: UG).
During the year ended June 30, 2009, Irving Kagan also served on our Board of Directors. Mr. Kagan retired from our Board of Directors in May 2009. Also during the fiscal year ended June 30, 2008, Matthew Walsh served as our acting Chief Executive Officer and as our President and Chief Financial Officer, and as a member of our Board of Directors. Mr. Walsh resigned from the Company in March 2008.
Compliance
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons owning more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of their ownership of, and transactions in, the

Company’s common stock or other equity securities. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company, during the fiscal year ended June 30, 2009, all of such persons were in compliance with all applicable Section 16(a) reporting requirements, except as follows: Greg Roberts with respect to certain Form 4 filings.
There are no family relationships among any of the Company’s directors or executive officers.
Code of Ethics
The Audit Committee of the Company’s Board of Directors has adopted a Code of Ethics for Senior Financial and Other Officers (the “Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer, Controller and heads of major divisions, together with such other officers as the Audit Committee may from time to time designate. A copy of the Code of Ethics is filed herewith as Exhibit 14.1. To view the Code of Ethics, you may also go to our internet website located at www.spectrumgi.com and click on “Governance Policies.” You may also obtain a printed copy of the Code of Ethics, free of charge, by contacting us at the following address:
Spectrum Group International, Inc.
18061 Fitch
Irvine, California 92614
Telephone: (949) 955-1250
Audit Committee
The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of three members: James M. Davin (Chairman), Jay Moorhead and Christopher W. Nolan, Sr. The Company’s Board of Directors has determined that each member of the Audit Committee is “independent” (as that term is currently defined in Rule 5605(c)(2) of the Nasdaq listing standards). We have determined that no member of the Audit Committee qualifies as an “audit committee financial expert,” as defined in accordance with applicable SEC rules. However, we believe that the members of our Board of Directors (including the members of the Audit Committee) are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2009.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2009.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2009.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements

The information called for by this item is incorporated herein by reference to pages F-1 through F-41 of this report.

2.	Financial Statement Schedules

None

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 8, 2009	SPECTRUM GROUP INTERNATIONAL, INC.

	By:	/s/ Gregory N. Roberts

Name: Gregory N. Roberts
Title: President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date
/s/ Antonio Arenas Antonio Arenas	Chairman of the Board and Executive Chairman	October 8, 2009

/s/ Gregory N. Roberts Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	October 8, 2009

/s/ Thor Gjerdrum Thor Gjerdrum	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	October 8, 2009

/s/ Jeffrey D. Benjamin Jeffrey D. Benjamin	Director	October 8, 2009

/s/ James M. Davin James M. Davin	Director	October 8, 2009

/s/ John Moorhead John Moorhead	Director	October 8, 2009

/s/ George Lumby George Lumby	Director	October 8, 2009

/s/ Christopher W. Nolan, Sr. Christopher W. Nolan, Sr.	Director	October 8, 2009

EXHIBIT INDEX

Regulation S-K
Exhibit Table
Item No.	Description of Exhibit

3.1.1	Articles of Incorporation of the Registrant. Filed herewith.

3.1.2	Certificate of Ownership and Merger of Escala Group, Inc. into and with Greg Manning Auctions, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 3, 2005, Commission File No. 1-11988.

3.1.3	Certificate of Ownership and Merger of Spectrum Group International, Inc. with and into Escala Group, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 29, 2009, Commission File No. 1-11988.

3.2	Bylaws of Registrant. Filed herewith.

10.1	1997 Stock Incentive Plan. Filed herewith.

10.2	Employment Agreement between Registrant and Greg Roberts, dated as of December 28, 2007. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 15, 2008, Commission File No. 1-11988. *

10.3	Amendment to Employment Agreement between Registrant and Greg Roberts, dated as of August 12, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed August 27, 2008, Commission File No. 1-11988. *

10.4	Employment Agreement between A-Mark Precious Metals, Inc. and Thor C. Gjerdrum, dated July 2005. Filed herewith. *

10.5	Employment Agreement between A-Mark Precious Metals, Inc. and Rand LeShay, dated July 2005. Filed herewith. *

10.6	Amendment to Employment Agreement between Registrant and Carol Meltzer, dated August 12, 2008. Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed August 27, 2008, Commission File No. 1-11988. *

10.7	Form of Restricted Stock Purchase Agreement for Employees under the 1997 Stock Incentive Plan. Filed herewith.*

10.8	Registration Rights Agreement, dated as of September 8, 2003, between Registrant and Auctentia, S.L. Incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed August 13, 2003, Commission File No. 1-11988.

10.9	Agreement between Registrant and Virginia Retirement System, as Lead Plaintiff, et al, dated May 30, 2008. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 6, 2008, Commission File No. 1-11988.

10.10	Consent of Escala Group, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 25, 2009, Commission File No. 1-11988.

14	Code of Ethics for Senior Financial and Other Officers. Incorporated by reference to Exhibit 14 of the Company’s Current Report on Form 8-K filed on June 30, 2009, Commission File No. 1-11988.

21	Subsidiaries of the Registrant. Filed herewith.

31.1	Certification by the Chief Executive Officer. Filed herewith

31.2	Certification by the Chief Financial Officer. Filed herewith.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.