Form 10-K/A
period 2009-06-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2009-10-28
CIK 895516

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 30, 2009

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                         Commission File Number: 1-11988


                       SPECTRUM GROUP INTERNATIONAL, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                               22-2365834
 ---------------------------------     -----------------------------------
  (State or other jurisdiction of       (IRS Employer Identification No.)
  incorporation or organization)

                                   18061 Fitch
                                Irvine, CA 92614
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (949) 955-1250
                   ------------------------------------------
              (Registrant's telephone number, including area code)

          (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.001 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):


Large accelerated filer [ ]       Accelerated Filer [ ]         Non-accelerated filer [ ]          Smaller reporting company [X]
                                                         (Do not check if smaller reporting
                                                                      company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): [ ] Yes [X] No


================================================================================


                       SPECTRUM GROUP INTERNATIONAL, INC.
                            FORM 10-K/A ANNUAL REPORT
                     For the Fiscal Year Ended June 30, 2009

                                Table of Contents

PART III                                                                                                               Page
                                                                                                                       ----

Item 10. Directors, Executive Officers and Corporate Governance                                                        4
Item 11. Executive Compensation                                                                                        6
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                13
Item 13. Certain Relationships and Related Transactions and Director Independence                                      15
Item 14. Principal Accountant Fees and Services                                                                        15

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is information regarding the directors and executive officers of the Company as of October 26, 2009.

        Name                  Age                                            Position(s)
---------------------------- ----- ------------------------------------------------------------------------------------------------
Antonio Arenas                53   Executive Chairman and Director
Gregory N. Roberts            47   Chief Executive Officer, President and Director
Thor Gjerdrum                 42   Chief Financial Officer and Executive Vice President
Carol Meltzer                 50   Chief Administrative Officer, Executive Vice President, General Counsel and Corporate Secretary
Jeffrey D. Benjamin           48   Director
James M. Davin                63   Director
George Lumby                  64   Director
John Moorhead                 57   Director
Christopher W. Nolan, Sr.     45   Director


Antonio Arenas, a director since 2006, has served as our Executive Chairman since October 2007. Mr. Arenas has been a Managing Director and the Chief Executive Officer of COALCA, S.A., a company involved in the sale and distribution of consumer and pharmaceutical products, and land development in the Canary Islands and Spain, since 1994.

Gregory N. Roberts, a director since February 2000, has served as our President and Chief Executive Officer since March 2008. Mr. Roberts previously served as the President of the Company's North American coin division, which includes Spectrum Numismatics and A-Mark Precious Metals; Mr. Roberts had been President of Spectrum Numismatics since the early 1990s. He is also a lifetime member of the American Numismatic Association.

Thor Gjerdrum has served as our Chief Financial Officer and Executive Vice President since June 2008. Prior to that, Mr. Gjerdrum has served as Chief Financial Officer of A-Mark Precious Metals, Inc., a precious metals trading company acquired by the Company in 2005, since 2002. From 1996 to 2001 Mr. Gjerdrum held the positions of Vice President Finance/Treasurer of Global Operations and Chief Operation Officer of European Operations with a publicly traded international telecom company. From 1994 to 1996 Mr. Gjerdrum worked as an Assistant Controller with BT Office Products International, (now Corporate Express). Prior to 1994 Mr. Gjerdrum worked as an Accounting Manger and Auditor with two firms. Mr. Gjerdrum became a licensed Certified Public Accountant in 1991 and holds a B.S. (in Accounting) degree from the University of Santa Clara.

Carol Meltzer has served as our Chief Administrative Officer since March 2008, our Executive Vice President since May 2006 and our General Counsel since 2004, and has provided legal services to the Company since 1995. She previously practiced law at Stroock & Stroock & Lavan LLP and Kramer Levin Naftalis & Frankel LLP.

Jeffrey D. Benjamin, a director since May 2009, has been a Senior Advisor to Cyrus Capital Partners, L.P. since 2008, where he assists with distressed investments. Mr. Benjamin also serves as a consultant to Apollo Management, L.P., a private investment fund, and from September 2002 to June 2008, Mr. Benjamin served as a senior advisor to Apollo Management, where he was responsible for a variety of investments in private equity, high yield and distressed securities. Mr. Benjamin is also a member of the Boards of Directors of Harrah's Entertainment, Inc., Exco Resources, Inc. and Virgin Media Inc., and is a trustee of the American Numismatic Society.

James M. Davin has been a director since February 2000. Since 1993, Mr. Davin has been President of Davin Capital Corporation, a private investment company, and Davin Capital, L.P., a private investment partnership. Mr. Davin is a former member of the Advisory Board of the Georgetown University School of Business, from which he graduated in 1967, and has been an active member of the National Association of Securities Dealers (now known as the Financial Industry Regulatory Authority, or FINRA), for which he was Chairman and Vice Chairman of Governors in 1987 as well as a board member from 1985 until 1988.

George Lumby, a director since December 2006, served as a partner at PricewaterhouseCoopers, where he acted as an auditor and a mergers and acquisitions specialist, until 2003. In 2003, Mr. Lumby established his own firm in Spain, which provides consulting services to companies involved in insolvency and reorganization situations. Mr. Lumby is currently a Fellow of the Institute of Chartered Accountants in England & Wales, a member of the Spanish Institute of Chartered Accountants (Instituto de Censores Jurados de Cuentas de Espana) and a member of the Spanish Official Register of Auditors (Registro Oficial de Auditores de Cuentas ROAC).

John ("Jay") Moorhead, a director since June 2007, has been Managing Director of Ewing Bemiss & Co, an investment banking firm, since 2009. Prior to joining Ewing Bemiss, Mr. Moorhead was a managing director at Westwood Capital and MillRock Partners boutique investment banking firms serving private middle market and public growth companies. From 2001 to 2003, Mr. Moorhead was a corporate finance partner at CE Unterberg Towbin.

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

Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons owning more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of their ownership of, and transactions in, the Company's common stock or other equity securities. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company, during the fiscal year ended June 30, 2009, all of such persons were in compliance with all applicable Section 16(a) reporting requirements, except as follows: Greg Roberts and Carol Meltzer with respect to certain Form 4 filings.

There are no family relationships among any of the Company's directors or executive officers.

Code of Ethics

The Audit Committee of the Company's Board of Directors has adopted a Code of Ethics for Senior Financial and Other Officers (the "Code of Ethics"), which applies to the Company's Chief Executive Officer, Chief Financial Officer, Controller and heads of major divisions, together with such other officers as the Audit Committee may from time to time designate. A copy of the Code of Ethics is filed herewith as Exhibit 14.1. To view the Code of Ethics, you may also go to our internet website located at www.spectrumgi.com and click on "Governance Policies." You may also obtain a printed copy of the Code of Ethics, free of charge, by contacting us at the following address:

Spectrum Group International, Inc.
18061 Fitch
Irvine, California 92614
Telephone: (949) 955-1250

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of three members: James M. Davin (Chairman), Jay Moorhead and Christopher W. Nolan, Sr. The Company's Board of Directors has determined that each member of the Audit Committee is "independent" (as that term is currently defined in Rule 5605(a)(2) and (c)(2) of the Nasdaq listing standards). We have determined that no member of the Audit Committee qualifies as an "audit committee financial expert," as defined in accordance with applicable SEC rules. However, we believe that the members of our Board of Directors (including the members of the Audit Committee) are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 11. Executive Compensation.

The table below sets forth the compensation of three of the Company's named executive officers for both 2009 and 2008. "Named executive officers" includes SGI's President and Chief Executive Officer, Mr. Roberts, SGI's Chief Financial Officer, Mr. Gjerdrum and SGI's General Counsel and Chief Administrative Officer, Ms. Meltzer.

-----------------------------------------------------------------------------------------------------------------------------------

Name and Principal Position   Year      Salary      Bonus         Stock       Option       Non-Equity      All Other        Total
                                         ($)         ($)        Awards(1)    Awards(2)   Incentive Plan   Compensation       ($)
                                                                   ($)          ($)       Compensation        (3)
                                                                                               ($)            ($)

           (a)                 (b)       (c)         (d)           (e)          (f)            (g)            (h)            (i)
-----------------------------------------------------------------------------------------------------------------------------------


Gregory Roberts               2009   $ 450,000     $       -  $  363,490     $      -    $  2,495,000     $   80,340   $  3,388,830
                             ------
Chief Executive Officer       2008   $ 543,750     $       -  $  237,171     $      -    $    919,819     $    9,750   $  1,710,490
President and Director       ------


Thor Gjerdrum                 2009   $ 215,000     $       -  $   84,156     $      -    $  2,530,000     $   28,653   $  2,857,809
                             ------
Chief Financial Officer       2008   $ 165,000     $       -  $   14,585     $ 37,661    $    589,000     $      750   $    806,996
Executive Vice President     ------


Carol Meltzer                 2009   $ 300,000     $          $   93,126     $      -    $    460,000     $   18,867   $    871,993
                             ------
Chief Administrative Officer  2008   $ 300,000     $ 135,000  $   75,937     $      -    $          -     $   10,750   $    521,687
Executive Vice President     ------
General Counsel
Corporate Secretary

    (1) The amounts in this column are the expense recognized by us for financial statement reporting purposes in fiscal 2009 and fiscal 2008 in accordance with FAS 123(R) for all awards of restricted stock (including grants before the indicated fiscal year) that remained unvested in any part of the fiscal year. For purposes of determining such expense, the fair value of each award was the closing price per share of our common stock on the date of grant.

    (2) The amount in this column is the expense recognized by us for financial statement reporting purposes in fiscal 2008 in accordance with FAS 123(R) for stock appreciation rights granted to a named executive officer in fiscal 2006. Such expense amount was estimated using the Black-Scholes option valuation methodology. The assumptions used to calculate such expense for this award are summarized in Note 16 to our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009. The value, if any, that ultimately may be realized by the executive from the exercise of the stock appreciation right may differ substantially from the amount of expense recognized for such award. No other expense resulting from stock options or stock appreciation rights granted to the named executive officers was recognized in fiscal 2009 or fiscal 2008.

   (3) Amounts in this column, for fiscal 2009, include the value of the discount applied in converting a portion of the cash annual incentive awards into restricted stock units, as follows: Mr. Roberts, $70,590; Mr. Gjerdrum, $27,903; Ms. Meltzer, $8,117. The amount for Mr. Roberts includes $9,000 in fiscal 2009 as a car allowance. The amount for Ms. Meltzer includes $10,000 in fiscal 2009 as a non-accountable expense reimbursement. Also included for fiscal 2009, for each named executive officer, is the $750 matching contribution from Spectrum to the executive's account under our 401(k) plan.

Employment Agreements

Spectrum has entered into an employment agreement with three of its named executive officers. In all cases, the employment agreements provide for certain benefits, including medical insurance, vacation, reimbursement of business expenses and payment of previously earned compensation upon any termination of employment. Other principal terms of the employment agreements, as currently in effect (unless otherwise noted), are as follows:

Greg Roberts: Mr. Roberts is employed as our Chief Executive Officer and President under his employment agreement. The agreement, originally entered into in December 2007, has a term extending until June 30, 2010. The agreement provides that Mr. Roberts is entitled to nominate one person as a director if he maintains beneficial ownership of at least 400,000 shares of common stock, and an additional person as a director if he has beneficial ownership of at least 1,386,440 shares. (Beneficial ownership at a recent date is reflected below under the caption "Beneficial Ownership Table").

The employment agreement provides for a base salary of $450,000 per year, and an opportunity to earn a performance bonus. As in effect in fiscal year 2009, the performance bonus was based on pre-specified percentages of profits of the precious metals trading and collectibles businesses, the percentage of which could vary upward if higher levels of return on equity were achieved, plus an amount based on performance of the corporate division, with discretionary adjustments based on achievement of pre-specified individual goals. The payout amount for fiscal year 2009 was calculated as $2,495,000, reflected for 2009 in the Summary Compensation Table above in the column captioned "Non-Equity Incentive Plan Compensation." Eighty-four percent of this amount was paid in cash, and the remainder was paid out in the form of 151,315 restricted stock units which will vest June 30, 2010 (subject to accelerated vesting in specified circumstances) and be settled September 10, 2010. For this purpose, the restricted stock units were valued at 85% of the closing price of our stock on October 9, 2009. The full value of the bonus including the portion allocated to restricted stock units and the value of the discount, $70,590, has been included in the All Other Compensation column above. For fiscal year 2010, we have agreed with Mr. Roberts to provide an annual incentive based on similar performance metrics, consisting of pre-specified percentages of profits of the precious metals trading and collectibles businesses, consolidated corporate profitability, and achievement of individual goals - with discretion given to the Compensation Committee and Board to vary the payout upwards or downwards based on their assessment of Spectrum's strategic performance for fiscal year 2010.

Mr. Roberts' employment agreement also provided for a grant of 75,000 shares of restricted stock; this grant occurred on December 20, 2007, and vested or vests as to 25,000 shares on each anniversary of the grant date in 2008, 2009 and 2010. We also have agreed to indemnify Mr. Roberts for liabilities arising out of his employment, to provide a motor vehicle allowance of $750 per month, and to pay all premiums and deductibles payable in connection with medical insurance.

The employment agreement also provides for payment of a one-time bonus to Mr. Roberts of $100,000 at the time we become current in our filings with the Securities and Exchange Commission. This bonus was paid in October 2009 following the filing of our Report on Form 10-K for the year ended June 30, 2009.

In the event of a termination of Mr. Roberts' employment by us without cause or by him for "Good Reason," we would be obligated to continue to pay his base salary until June 30, 2010, and he would be entitled to a pro rata payment of bonus for the year of termination based on the actual performance for the year. The agreement contains terms intended to allow an acquiring company to retain Mr. Roberts as a continuing employee with the value of the severance payment partially satisfying payment obligations under a new employment agreement. "Good Reason" would arise if we decreased or failed to pay salary or bonus required under the agreement, or if Mr. Roberts ceased to be President and CEO of Spectrum or his duties were materially diminished, or his place of employment were relocated by more than 30 miles, or if there occurs a change in control of Spectrum. In the event of termination of employment due to death or disability, Spectrum's obligation to pay salary would cease, but a pro rata bonus for the year of termination would be payable based on the actual performance achieved in that year or, if so elected by the executive or his estate, a pro rata bonus based on 50% of the bonus paid for the previous year. The agreement obligates Mr. Roberts not to solicit employees or customers of the Company in ways harmful to our business during the period in which severance is payable or for one year following a termination for cause.

Thor C. Gjerdrum: Mr. Gjerdrum is employed as our Chief Financial Officer and Executive Vice President under his employment agreement. The agreement, originally entered into in July 2005, has a term extending until July 2010.

The employment agreement provides for a base salary of $165,000 per year (we have raised this salary to a current rate of $215,000), and an opportunity to earn a performance bonus. As in effect in fiscal year 2009, the performance bonus was based on a pre-specified percentage of the pre-tax profit of the precious metals trading business, a pre-specified percentage of our net pre-tax income (subject to shareholder's equity exceeding a pre-set threshold), and an amount based on performance of the corporate division, with discretionary adjustments based on achievement of pre-specified individual goals. The payout amount for fiscal year 2009 was calculated as $2,530,000, reflected for 2009 in the Summary Compensation Table above in the column captioned "Non-Equity Incentive Plan Compensation." Approximately 94% of this amount was paid in cash , and the remainder was paid out in the form of 59,816 restricted stock units which will vest June 30, 2010 (subject to accelerated vesting in specified circumstances) and be settled September 10, 2010. For this purpose, the restricted stock units were valued at 85% of the closing price of our stock on October 9, 2009. The full value of the bonus including the portion allocated to restricted stock units and the value of the discount, $27,903, has been included in the All Other Compensation column above. For fiscal year 2010, we have agreed with Mr. Gjerdrum to provide for annual incentive based on the same performance metrics as in fiscal year 2009.

Mr. Gjerdrum's employment agreement also provided for a grant of 12,500 stock appreciation rights ("SARs"), which occurred in 2005; these SARs are now fully vested. The agreement also provides that we will pay all premiums in connection with medical insurance.

In the event of a termination of Mr. Gjerdrum's employment by us without cause (including a termination following a change in control) or by him for "Good Reason," we would be obligated to continue to pay his base salary until the termination date of the agreement (within one year) June 30, 2010. "Good Reason" would arise if we were to decrease or fail to pay salary or bonus or were to make a material adverse change in his job description or duties.

Carol Meltzer: Ms. Meltzer is employed as our General Counsel, Chief Administrative Officer and Executive Vice President under her employment agreement, as amended. The agreement, originally entered into in July 2006, has a term extending until June 30, 2010.

The employment agreement provides for a base salary of $325,000 in fiscal year 2010 ($300,000 per year in fiscal year 2009), and an opportunity to earn a performance bonus, the amount of which must be at least $100,000 per year for fiscal years through fiscal year 2009. As in effect in fiscal year 2009, the performance bonus was based on participation in the corporate division bonus pool, with discretionary adjustments based on achievement of pre-specified individual goals. The payout amount for fiscal year 2009 was calculated as $460,000, reflected for 2009 in the Summary Compensation Table above in the column captioned "Non-Equity Incentive Plan Compensation." Approximately 90% of this amount was paid in cash, and the remainder was paid out in the form of 17,401 restricted stock units which will vest June 30, 2010 (subject to accelerated vesting in specified circumstances) and be settled September 10, 2010. For this purpose, the restricted stock units were valued at 85% of the closing price of our stock on October 9, 2009. The full value of the bonus including the portion allocated to restricted stock units and the value of the discount, $8,117, has been included in the All Other Compensation column above. For fiscal year 2010, Ms. Meltzer will be eligible to receive a discretionary bonus.

We also have agreed to provide Ms. Meltzer with a non-accountable expense reimbursement of $10,000 per year, and have agreed to indemnify Ms. Meltzer for liabilities arising out of her employment.

In connection with the extension of the employment agreement term for one year, on June 26, 2009, we granted 50,000 shares of restricted stock to Ms. Meltzer. The restricted stock vests 100% on June 30, 2010, subject to accelerated vesting in the event of a termination of Ms. Meltzer's employment by us without cause or by her for "Good Reason."

In the event of a termination of Ms. Meltzer's employment by us without cause or by her for "Good Reason," we also would be obligated to pay a lump sum equal to 12 months' salary. "Good Reason" would arise if we decreased or failed to pay salary or bonus required under the agreement, or if Ms. Meltzer ceased to be General Counsel or Chief Administrative Officer of Spectrum or her duties were materially diminished, or her place of employment were relocated by more than 100 miles, or if there occurs a change in control of Spectrum. In the event of termination of employment due to death or disability, we would be obligated to pay a lump sum equal to 12 months' salary and a prorata portion of such specified bonus amount. The agreement imposes obligations on Ms. Meltzer relating to competition with us and solicitation of employees, customers and suppliers in ways harmful to our business during a one-year period following employment.

The only retirement plan in which the named executive officers participate is our 401(k) plan, open to all employees. Employees are permitted to elect to contribute up to 15% of compensation, up to specified maximums. We contribute a 10% matching contribution under the plan, up to $750 for each employee. In fiscal 2009, each of the named executive officers participated in the 401(k) plan and received a $750 matching contribution (the matching contribution is reflected in the "All Other Compensation" column of the Summary Compensation Table above).

The following tables set forth information regarding stock awards, stock options and similar equity compensation outstanding at June 30, 2009, whether granted in fiscal 2009 or earlier.

                                        Outstanding Equity Awards At Fiscal Year-End

                                Options Awards                                          Stock Awards
-------------------------------------------------------------------------------
         Name             Number of       Number of      Option       Option        Number of      Market
                         Securities      Securities     Exercise    Expiration      Shares or     Value of
                         Underlying      Underlying       Price        Date      Units of Stock   Shares or
                         Unexercised     Unexercised       ($)                    That Have Not   Units of
                           Options         Options                                   Vested        Stock
                             (#)             (#)                                       (#)        That Have
                         Exercisable    Unexercisable                                               Not
                                                                                                  Vested
                                                                                                  ($) (1)

         (a)                 (b)             (c)           (e)          (f)            (g)          (h)

Gregory Roberts               22,500                       14.22     3/31/2014      275,837 (2)     824,753
Chief Executive               22,500                        2.80     7/31/2013
Officer                      125,000                        2.00      2/4/2013
President and Director


Thor Gjerdrum                                                                        95,395 (3)     285,231
Chief Financial
Officer
Executive Vice
President

Carol Meltzer                 22,500                       14.22     3/31/2014      107,502 (4)     321,431
Chief Administrative          22,500                        2.80     7/31/2013
Officer                       17,500                        2.00      2/4/2013
Executive Vice                 2,500                        1.75     1/24/2012
President
General Counsel
Corporate Secretary

(1) Values are based on the June 30, 2009 closing price of our common stock in over-the-counter market, $2.99 per share.

(2) Consists of 75,000 shares of restricted stock with a scheduled vesting date of June 30, 2010, 49,522 shares of restricted stock granted as part of fiscal 2008 bonus, which vested on August 29, 2009, and 151,315 restricted stock units granted as part of fiscal 2009 bonus, with a scheduled vesting date of June 30, 2010, with settlement to occur September 10, 2010. Vesting in some cases will accelerate upon death, disability, a change in control or upon a termination by us not for cause or by the executive for good reason.

(3) Consists of 35,579 shares of restricted stock granted as part of fiscal 2008 bonus, which vested on August 29, 2009, and 59,816 restricted stock units granted as part of fiscal 2009 bonus, with a scheduled vesting date of June 30, 2010, with settlement to occur on September 10, 2010. Vesting in some cases will accelerate upon death, disability, a change in control or upon a termination by us not for cause or by the executive for good reason.

(4) Consists of 50,000 shares of restricted stock with a scheduled vesting date of June 30, 2010, and 40,101 shares of restricted stock granted as part of fiscal 2008 bonus, which vested on August 29, 2009, and 17,401 restricted stock units granted as part of fiscal 2009 bonus, with a scheduled vesting date of June 30, 2010, with settlement to occur on September 10, 2010. Vesting in some cases will accelerate upon death, disability, a change in control or upon a termination by us not for cause or by the executive for good reason.

Directors' Compensation

Under our Outside Directors' Compensation Policy for fiscal 2009, each non-employee director was entitled to receive $20,000 per year plus $1,000 for each Board and Committee meeting attended. In addition, the Chairman of the Audit Committee received $5,000 per year, and each member of the Audit Committee (including the Chairman) received $10,000 per year. In addition, each non-employee director was entitled to receive Long-Term Incentive Awards, representing the right to receive an amount, payable in stock, equal to the appreciation in value of 10,000 shares (plus an additional 4,450 shares for members of the Audit Committee) from the first business day of fiscal 2009 to the Average Closing Price (as defined) for the period between June 1 and June 30 of each year. Total non-employee directors' meeting and committee fees for fiscal 2009 were $307,000. Directors are also entitled to the protection of certain indemnification provisions in SGI's certificate of incorporation and bylaws.

The following table sets forth information regarding compensation earned by the non-employee directors of the Company during the most recent fiscal year, as well as by Mr. Arenas and Mr. Lumby, who are members of our Board of Directors but receive compensation for services rendered to the Company, in the case of Mr. Arenas, as Executive Chairman and co-administrator of the Company's Spanish subsidiary Central de Compras Coleccionables, S.L. ("CdC") and, in the case of Mr. Lumby, as co-administrator of CdC. The table shows the compensation to Mr. Arenas and Mr. Lumby in all capacities.



         Name                Fees         Stock      Option       Non-Equity      Nonqualified       All Other        Total
                            Earned       Awards      Awards       Incentive         Deferred        Compensation       ($)
                              or           ($)         ($)          Plan         Compensation           ($)
                             Paid                                Compensation       Earnings
                           in Cash                                  ($)
                             ($)

          (a)                (b)           (c)         (d)          (e)               (f)               (g)            (h)


Jeffrey D. Benjamin              -            -           -                 -                -                 -          -

James M. Davin              67,041        5,596           -                 -                -                 -     72,637

John Moorhead              117,000(1)     5,596           -                 -                -                 -    122,596

Christopher W. Nolan, Sr.   75,200        5,596           -                 -                -                 -     80,796

Irving Kagan                77,628       11,261           -                 -                -                 -     88,889

Antonio Arenas                   -       68,961           -                 -                            693,117    762,078

George Lumby                     -       34,481           -                 -                -           368,790    403,271

(1) Includes certain fees for services performed in the prior fiscal year.


We currently do not have an employment agreement with Mr. Arenas, but we have agreed to employment terms that are expected to be incorporated into a definitive agreement. These terms provide that Mr. Arenas will serve as our Executive Chairman, for which we will pay to a corporation he controls an annual retainer fee of $225,000, and the Compensation Committee and Board will determine the amount of an annual discretionary bonus. Mr. Arenas' service is not a full-time commitment, but he is required to account for his hours of service. Our obligations under the agreement will terminate in the event Mr. Arenas ceases to be Executive Chairman for any reason. For fiscal year 2009, the Compensation Committee and Board approved a discretionary bonus to Mr. Arenas in the amount of $460,000. Approximately 90% of this amount was paid in cash, and the remainder was paid out in the form of 17,401 restricted stock units which will vest on June 30, 2010 (subject to accelerated vesting in specified circumstances), with settlement to occur on September 10, 2010. For this purpose, the restricted stock units were valued at 85% of the closing price of our stock on October 9, 2009. The full value of the bonus including the portion allocated to restricted stock units and the additional value of the discount, $8,117, has been included in the All Other Compensation column above. This bonus was approved in recognition of his substantial contributions in the areas of developing and implementing long-term and short-term growth strategies for the Company.

We have agreed to pay Mr. Lumby an annual fee equal to 150,000 Euros for his services on behalf of the Company's Spanish subsidiary, subject to adjustment depending on hours worked. Mr. Lumby's service is not a full-time commitment. For fiscal year 2009, the Compensation Committee and Board approved a discretionary bonus to Mr. Lumby in the amount of $150,000. Ninety percent of this amount was paid in cash, and the remainder was paid out in the form of 5,674 restricted stock units, which will vest on June 30, 2010 (subject to accelerated vesting in specified circumstances), with settlement to occur on September 10, 2010. For this purpose, the restricted stock units were valued at 85% of the closing price of our stock on October 9, 2009. The full value of the bonus, including the portion allocated to restricted stock units and the additional value of the discount, $2,646, has been included in the All Other Compensation column above. This bonus was approved in recognition of Mr. Lumby's efforts in assisting with the Company's European audit.
At June 30, 2009, Mr. Davin held vested and exercisable options to purchase 67,500 shares of Common Stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Principal Stockholders of the Company
-------------------------------------

The following table shows certain information for any person who we know "beneficially owned" 5% or more of SGI's common stock as of October 26, 2009. Persons and groups that beneficially own in excess of 5% of the Company's common stock are required to file certain reports with the Company and with the Securities and Exchange Commission regarding such beneficial ownership. For purposes of the table below and the table set forth under "Beneficial Stock Ownership of Management," a person is deemed to be the beneficial owner of any shares of common stock (1) over which the person has or shares, directly or indirectly, voting or investment power, or (2) of which the person has a right to acquire beneficial ownership at any time within 60 days after October 26, 2009. "Voting Power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. We obtained the information provided in the following table from filings with the SEC and from representations made by the persons listed below.

--------------------------------------------------------------------------------
      Name and Address of              Amount and Nature       Percent of
       Beneficial Owner             Of Beneficial Ownership   Common Stock
--------------------------------------------------------------------------------

Afinsa Bienes Tangibles, S.A.(1)          18,642,067            58.36% (2)
Lagasca 88, 28001 Madrid, Spain

--------------------------------------------------------------------------------

(1) Afinsa Bienes Tangibles, S.A. ("Afinsa") beneficially owns 18,642,067 shares of SGI's common stock, including 271,514 shares held directly and 18,370,553 held through its wholly-owned subsidiary, Auctentia, S.L. ("Auctentia") Auctentia's address is Lagasca 88, 28001 Madrid, Spain.
(2) This percentage has been calculated based upon 31,941,105 shares of the Company's common stock outstanding as of October 26, 2009.

Beneficial Stock Ownership of Management
----------------------------------------

The following table shows the number of shares of common stock beneficially owned as of October 26, 2009, by each director, nominee for director, executive officer named in the Summary Compensation Table and the directors and executive officers of the Company as a group. Except as otherwise indicated below, each named person has sole voting and sole investment power with respect to the securities owned by him.

--------------------------------------------------------------------------------------------------------------
                      Name of                            Amount and Nature of              Percent of
                  Beneficial Owner                       Beneficial Ownership           Common Stock (1)
--------------------------------------------------------------------------------------------------------------

   Antonio Arenas(2)                                              30,202                         *

--------------------------------------------------------------------------------------------------------------

   Jeffrey Benjamin (3)                                        1,009,375                      3.1%

--------------------------------------------------------------------------------------------------------------

   James Davin (4)                                                86,183                         *

--------------------------------------------------------------------------------------------------------------

   Thor Gjerdrum (5)                                              56,575                         *

--------------------------------------------------------------------------------------------------------------

   George Lumby(6)                                                15,101                         *

--------------------------------------------------------------------------------------------------------------

   Carol Meltzer (7)                                             171,644                         *

--------------------------------------------------------------------------------------------------------------

   John Moorhead                                                   2,433                         *

--------------------------------------------------------------------------------------------------------------

   Christopher Nolan                                               2,433                         *

--------------------------------------------------------------------------------------------------------------

   Greg Roberts  (8)                                             937,826                      2.9%

--------------------------------------------------------------------------------------------------------------

   All Executive Officers and Directors, as a group            2,311,772                      7.1%
   (9)

--------------------------------------------------------------------------------------------------------------

     * Less than 1%

(1) Based on 31,941,105 shares outstanding at October 26, 2009. The percentages have been calculated in accordance with Rule 13d-3(d)(1)(I) under the Exchange Act.

(2) Excludes 17,401 restricted stock units scheduled to be settled September 10, 2010.

(3) Includes 952,375 shares of common stock owned individually and 57,000 shares owned through an IRA.

(4) Includes 18,683 shares of common stock and 67,500 options to acquire common stock exercisable within 60 days of October 26, 2009.

(5) Includes 44,075 shares of common stock and 12,500 shares subject to stock appreciation rights exercisable within 60 days of October 26, 2009. The number of shares of common stock that can be acquired by exercise of the Stock Appreciation Rights will vary with the market price of common stock; at October 26, 2009, the stock appreciation right was "out of the money" and, therefore, no shares could be acquired by exercise of such right. Excludes 59,816 restricted stock units scheduled to be settled September 10, 2010.

(6) Excludes 5,674 restricted stock units scheduled to be settled September 10, 2010.

(7) Includes 56,644 shares of common stock; 50,000 shares of restricted stock vesting on June 30, 2010 (as to which Ms. Meltzer does not hold sole investment power); and 65,000 options to acquire common stock exercisable within 60 days of October 26, 2009. Excludes 17,401 restricted stock units scheduled to be settled September 10, 2010.

(8) Includes 267,826 shares of common stock owned jointly by Mr. Roberts and his wife; 425,000 shares owned by an entity owned 50% by Mr. Roberts, as to which Mr. Roberts disclaims beneficial ownership; 75,000 shares of restricted stock vesting on June 30, 2010 (as to which Mr. Roberts does not hold sole investment power); and 170,000 shares that may be acquired by exercise of options that are exercisable within 60 days of October 26, 2009. Excludes 151,315 restricted stock units scheduled to be settled September 10, 2010.

(9) Includes 302,500 shares that may be acquired upon exercise of options that are exercisable within 60 days of October 26, 2009, and 12,500 shares subject to stock appreciation rights exercisable within 60 days of October 26, 2009 (see also footnote (4) above). Includes 125,000 shares of restricted stock (as to which the individuals do not hold sole investment power). Excludes 251,607 restricted stock units scheduled to be settled September 10, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company's Board of Directors has determined that the following members of the Board of Directors qualify as "independent" as that term is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards: Mr. Benjamin, Mr. Davin, Mr. Moorhead and Mr. Nolan, and that Mr. Kagan qualified as "independent" under this standard during his service as a director in fiscal 2009.

Information regarding the Audit Committee and the independence of its members is incorporated into this item by reference to such information set forth in Item 10 above. The Board also has a Compensation Committee and a Nominating and Corporate Governance Committee. Messrs. Benjamin, Davin, Moorhead and Nolan serve on the Compensation Committee. Messrs. Arenas, Benjamin, Davin, Lumby, Moorhead and Nolan serve on the Nominating and Governance Committee.

Information regarding compensatory arrangements with Mr. Arenas and Mr. Lumby is set forth above in Item 11.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO Seidman, LLP ("BDO") for the most recent two fiscal years.

              Fees                                  2009             2008
              ------------------------------     -----------     -------------
              Audit Fees (1)                  $   1,001,712   $     2,284,688


(1) Audit fees consisted of services rendered by the principal accountant for the audit of our annual consolidated financial statements.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by the Company's principal accountants must be approved in advance by the Audit Committee. As provided in the Sarbanes-Oxley Act, all audit and non-audit services must be pre-approved by the Audit Committee in accordance with these policies and procedures. Based in part on consideration of the non-audit services provided by BDO during fiscal year 2009 and 2008, the Audit Committee determined that such non-audit services were compatible with maintaining the independence of BDO.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2009             SPECTRUM GROUP INTERNATIONAL, INC.


                                   By: /s/ Gregory N. Roberts
                                       -----------------------------------------
                                   Name: Gregory N. Roberts
                                   Title: President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                       Title(s)                                       Date
------------------------------  --------------------------------------------   -----------------------

/s/ Gregory N. Roberts           President, Chief Executive Officer and         October 28, 2009
------------------------------   Director
Gregory N. Roberts               (Principal Executive Officer)

/s/ Thor Gjerdrum                Chief Financial Officer and Executive Vice     October 28, 2009
------------------------------   President
Thor Gjerdrum                    (Principal Financial Officer)

/s/ Jeffrey D. Benjamin          Director                                       October 28, 2009
------------------------------
Jeffrey D. Benjamin

/s/ James M. Davin               Director                                       October 28, 2009
------------------------------
James M. Davin

/s/ John Moorhead                Director                                       October 28, 2009
------------------------------
John Moorhead

/s/ George Lumby                 Director                                       October 28, 2009
------------------------------
George Lumby

/s/ Christopher W. Nolan, Sr.    Director                                       October 28, 2009
------------------------------
Christopher W. Nolan, Sr.