Form 10-Q
period 2009-09-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2009-11-13
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-11988
SPECTRUM GROUP INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	22-2365834 (IRS Employer I.D. No.)
18061 Fitch
                               Irvine, CA 92614
(Address of Principal Executive Offices) (Zip Code)
                                    (949) 955-1250
Registrant’s Telephone Number, Including Area Code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☐     No. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes. ☐     No. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2009:
31,891,583 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUPS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2009

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	June 30,
	2009	2009(1)
ASSETS
Current assets:
Cash and cash equivalents	$23,666	$17,545
Restricted cash	650	650
Short-term investments and marketable securities	1,338	8,175
Receivables and secured loans, net — trading operations	48,067	46,214
Accounts receivable and consignor advances, net — collectibles operations	9,885	7,006
Inventory, net	116,304	115,654
Prepaid expenses and other assets	2,348	2,028

Total current assets	202,258	197,272
Property and equipment, net	2,467	2,668
Goodwill	5,960	5,960
Other purchased intangibles, net	8,117	8,301
Other assets	262	126
Income tax receivables	4,947	3,424
Deferred tax assets	2,307	398

Total assets	$226,318	$218,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables	$36,928	$20,788
Liability on borrowed metals	24,034	15,100
Accrued expenses and other current liabilities	13,265	22,970
Accrued litigation settlement	6,556	6,556
Income taxes payable	6,361	6,582
Line of credit	42,750	52,750
Deferred tax liability	3,864	1,920
Other current liabilities	164	191

Total current liabilities	133,922	126,857
Deferred tax liability	—	189

Total liabilities	133,922	127,046

Commitments, contingencies and subsequent events
Stockholders’ equity:
Spectrum Group International, Inc. stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 28,481 and 28,309 at September 30, 2009 and June 30, 2009, respectively	285	283
Additional paid-in capital	233,685	233,385
Accumulated other comprehensive income	9,729	8,419
Accumulated deficit	(161,030)	(161,298)

Total Spectrum Group International, Inc. stockholders’ equity	82,669	80,789
Noncontrolling interest	9,727	10,314

Total stockholders’ equity	92,396	91,103

Total liabilities and stockholders’ equity	$226,318	$218,149

(1)	The condensed consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K.
See accompanying notes to condensed consolidated financial statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
Revenues:
Sales of precious metals	$930,472	$1,006,993
Collectibles revenues:
Sales of inventory	44,173	34,133
Auction commissions earned	4,072	3,926

Total revenue	978,717	1,045,052

Cost of sales:
Cost of precious metals sold	926,026	999,607
Cost of collectibles sold	40,270	32,620

Total cost of sales	966,296	1,032,227

Gross profit	12,421	12,825

Operating expenses:
General and administrative	7,028	6,180
Salaries and wages	6,116	5,944
Depreciation and amortization	461	437

Total operating expenses	13,605	12,561

Operating (loss) income	(1,184)	264
Interest and other income (expense):
Interest income	1,393	1,204
Interest expense	(369)	(853)
Other income (expense), net	298	703
Unrealized (losses) gains on foreign exchange	(1,017)	2,332

Total interest and other income (expense)	305	3,386

(Loss) income before taxes on income	(879)	3,650
(Benefit) taxes on income	(1,560)	568

Net income	681	3,082
Less: Net income attributable to the noncontrolling interests	(413)	(731)

Net income attributable to Spectrum Group International, Inc.	$268	$2,351

Earnings per share attributable to Spectrum Group International, Inc.
Basic	$0.01	$0.08

Diluted	$0.01	$0.08

Weighted average shares outstanding
Basic	31,736	29,034

Diluted	32,141	29,464

See accompanying notes to condensed consolidated financial statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

						Total Spectrum
				Accumulated		Group
	Common	Common	Additional	Other		International, Inc.		Total
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	in shares	in $	Capital	Income	Deficit	Equity	Interests	Equity

Balance, June 30, 2009	28,309	$283	$233,385	$8,419	$(161,298)	$80,789	$10,314	$91,103
Net income	—	—	—	—	268	268	413	681
Changes in unrealized gain on marketable securities, net of tax	—	—	—	(183)	—	(183)	—	(183)
Change in cumulative foreign currency translation adjustment	—	—	—	1,493	—	1,493	—	1,493
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(1,000)	(1,000)
Taxes paid in exchange for cancellation of restricted shares	—	—	(15)	—	—	(15)	—	(15)
Share based compensation	—	—	317	—	—	317	—	317
Issuance of common stock for restricted stock grants	172	2	(2)	—	—	—	—	—

Balance, September 30, 2009	28,481	$285	$233,685	$9,729	$(161,030)	$82,669	$9,727	$92,396

See accompanying notes to condensed consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$681	$3,082
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	461	437
Provision for bad debts	15	30
Provision for inventory reserve	—	250
Stock based compensation	317	136
Provision (benefit) for deferred income taxes	(154)	(2)
Gain on sale of marketable securities	(106)	—
Changes in assets and liabilities:
Accounts receivable and consignor advances	(2,894)	(1,380)
Receivables and secured loans	(1,853)	(12,068)
Litigation settlement receivable	—	5,500
Inventory	(650)	13,770
Prepaid expenses and other assets	(456)	1,966
Accounts payable, accrued expenses and other liabilities	6,401	(3,602)
Income taxes	(1,744)	2,267
Accrued litigation settlement	—	(6,000)

Net cash provided by operating activities	18	4,386

Cash flows from investing activities:
Capital expenditures for property and equipment	(83)	(138)
Sales (purchases) of marketable securities	6,759	(1,758)

Net cash provided by (used in) investing activities	6,676	(1,896)

Cash flows from financing activities:
Borrowings under lines of credit, net	(10,000)	(11,847)
Liability on borrowed metals	8,934	2,486
Dividends paid to noncontrolling interest	(1,000)	—
Taxes paid on behalf of employee’s with respect to vesting of restricted shares	—	(30)

Net cash (used in) financing activities	(2,066)	(9,391)

Effects of exchange rates on cash	1,493	(3,887)

Net increase (decrease) in cash and cash equivalents	6,121	(10,788)
Cash and cash equivalents, beginning of year	17,545	35,860

Cash and cash equivalents, end of year	$23,666	$25,072

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$333	$620

Income taxes	$699	$147

See accompanying notes to condensed consolidated financial statements

SPECTRUM GROUP INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT (UNAUDITED)
1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements reflect the financial condition, results of operations, and cash flows of Spectrum Group International, Inc. (the “Company” or “SGI”) and its subsidiaries, prepared utilizing the accounting principles generally accepted in the United States of America. The Company conducts its operations in two reporting segments: trading and collectibles. Each of these reporting segments represent an aggregation of various operating segments that meet the aggregation criteria set forth in Segment Reporting Topic of the FASB Accounting Standards Codification.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”.) Amounts related to disclosure of June 30, 2009 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2009 Annual Report.
The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
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
Business Segments
Trading
The Company’s trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company’s trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 65% of the Company’s outstanding common stock. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coin collateral to coin dealers, collectors and investors.
Collectibles
The Company’s collectibles business operates as an integrated network of global companies concentrating on philatelic (stamp) and numismatic (coin) materials, rare and fine vintage wine, antique arms and armor, and historical memorabilia. Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in the U.S., Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions.
European Operations
The European Operations (the “European Operations”) of the Company are comprised of nine (9) European companies, each of which is wholly owned by the Company. The European Operations are primarily engaged in the sale of philatelic material by auction.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the three months ended September 30, 2009. See Footnote 2 of the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for a comprehensive description of the Company’s significant accounting policies.
Comprehensive Income (Loss)
The components of our comprehensive income (loss) for the three months ended September 30, 2009 and 2008 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustments, and changes in net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.
Following is our comprehensive income (loss) with the respective tax impacts for the three month periods ending September 30, 2009 and 2008:

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
	(in thousands)	(in thousands)

Net income	$681	$3,082

Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on marketable securities, net of tax	(183)	16
Foreign currency translation adjustment	1,493	(3,887)

Other comprehensive income (loss)	1,310	(3,871)

Less: Total comprehensive income attributable to noncontrolling interest	(413)	(731)

Total comprehensive income (loss) attributable to Spectrum Group International, Inc.	$1,578	$(1,520)

Foreign Currency Translation
The Company recognized losses on foreign exchange in the consolidated statements of operations in connection with the translation of Euro-denominated loans totaling $26.5 million and $28.0 million at September 30, 2009 and June 30, 2009, respectively, owed by SGI and its US subsidiaries to certain of its subsidiaries included in its European Operations. The Company recognized an unrealized loss of $1.0 million for the three months ended September 30, 2009 and an unrealized gain of $2.3 million for the three months ended September 30, 2008 related to these foreign currency loans.

Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic of the FASB Accounting Standards Codification. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company’s consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within income taxes payable.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the three months ended September 30, 2009, the Company excluded options to purchase 359,075 shares of common stock and 37,500 stock appreciation rights (“SARS”) where exercise prices were in excess of the quoted market price of the Company’s common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the three months ended September 30, 2008, the Company excluded options to purchase 363,825 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company’s common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at September 30, 2009 and 2008.
A reconciliation of basic and diluted shares is as follows:

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
	(thousands of shares)	(thousands of shares)
Basic weighted average shares outstanding (1)	31,736	29,034
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	405	430

Diluted weighted average shares outstanding	32,141	29,464

(1)	Basic weighted average shares outstanding include the full effect of shares issuable pursuant to the litigation settlement (Note 16) as of the date the settlement agreement was executed and the effect of restricted stock that has vested and has not been issued (Note 13).
Subsequent Events
The Company evaluated all subsequent events that occurred after the condensed consolidated balance sheet date through November 13, 2009, which represents the date the condensed consolidated financial statements were issued. See further discussion in Note 16.
Recent Accounting Pronouncements
Business Combinations: In December 2007, the FASB issued accounting guidance which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The revised statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The Company adopted the new guidance on July 1, 2009, which had no impact on the Company’s financial statements. However, effects on future periods would depend on the nature and significance of business combinations subject to this guidance.
In April 2009, the FASB issued additional guidance that requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with existing guidance on accounting for contingencies. In periods after the acquisition date, an acquirer shall account for contingent assets and liabilities that were not recognized at the acquisition date in accordance with other applicable GAAP, as appropriate. Items not recognized as part of the acquisition but recognized subsequently would be reflected in that subsequent period’s income. The guidance also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by other applicable GAAP for accounting for contingencies. The Company adopted this guidance on July 1, 2009, which had no impact on the Company’s financial statements. However, effects on future periods would depend on the nature and significance of business combinations subject to this statement.
Non-Controlling Interests in Consolidated Financial Statements: In December 2007, the FASB issued guidance that requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. The Company adopted this guidance on July 1, 2009. Upon adoption certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications did not have a material impact on our previously reported financial position or results of operations.
Derivative Instruments and Hedging Activities: In March 2008, the FASB issued guidance which expands the disclosure requirements for an entity’s derivative instruments and hedging activities. These disclosure provisions apply to all entities with derivative instruments subject to existing derivatives and hedging guidance. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to this guidance must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing required disclosures, generally will need to be presented for every annual and interim reporting period. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Transfers of Financial Assets: In June 2009, the FASB issued guidance for accounting for transfers of financial assets, which removes the exemption from consolidation for Qualifying Special Purpose Entities (“QSPEs”). This guidance also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company adopted this Statement for interim and annual reporting periods beginning on July 1, 2009. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Variable Interest Entities: In June 2009, the FASB issued guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This pronouncement is effective for the Company beginning July 1, 2010. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
FASB Accounting Standards Codification: In July 2009, the FASB issued the FASB Accounting Standards Codification (the Codification). The Codification became the single source of authoritative nongovernmental U.S. GAAP, superseding existing FASB, American Institute of Certified Public Accountants (AICPA), Emerging Issues Task Force (EITF) and related literature. The Codification eliminates the previous US GAAP hierarchy and establishes one level of authoritative GAAP. All other literature is considered non-authoritative. The Codification was effective for interim and annual periods ending after September 15, 2009 and does not have a material impact on the consolidated financial statements.
Fair Value Measurements and Disclosures: In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. This guidance is effective for the first reporting period beginning after issuance. This pronouncement is effective for the Company beginning October 1, 2009. The Company does not expect the adoption of this guidance to have a material impact on the consolidated financial statements.
2. CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company’s Trading segment revenues for the three months ended September 30, 2009 and 2008 are listed below:

	Three months ended		Three months ended
	September 30, 2009		September 30, 2008
	(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %
Total Trading segment revenue	$930,472	100.0%	$1,006,993	100.0%

Trading segment customer concentrations
Customer A	$223,993	24.1%	$168,253	16.7%
Customer B	130,582	14.0	122,803	12.2

Total	$354,575	38.1%	$291,056	28.9%

Customers providing 10 percent or more of the Company’s Trading segment’s accounts receivable, excluding $15,818,000 and $17,727,000 secured loans, at September 30, 2009 and June 30, 2009, respectively, are listed below:

	September 30, 2009		June 30, 2009
	(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$24,070	100.0%	$16,205	100.0%

Trading segment customer concentrations
Customer A	$1,987	8.2%	$3,894	24.0%
Customer B	378	1.6	2,535	15.6

Total	$2,365	9.8%	$6,429	39.6%

Customers providing 10 percent or more of the Company’s Trading segment’s secured loans at September 30, 2009 and June 30, 2009, respectively, are listed below:

	September 30, 2009		June 30, 2009
	(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$15,818	100.0%	$17,727	100.0%

Trading segment customer concentrations
Customer A	$2,869	18.2%	$3,043	17.2%
Customer B	2,502	15.8	2,600	14.7
Customer C	1,741	11.0	2,502	14.1

Total	$7,112	45.0%	$8,145	46.0%

The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the three months ended September 30, 2009 and 2008 and as of September 30, 2009 and June 30, 2009, the Collectibles segment had no reportable concentrations.
3. RECEIVABLES
Receivables and secured loans from the Company’s trading segment consist of the following as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
	(in thousands)	(in thousands)
Customer trade receivables	$4,304	$9,138
Wholesale trade advances	8,150	3,493
Secured loans	15,818	17,727
Due from brokers and other	11,616	3,574

Subtotal	39,888	33,932
Less: allowance for doubtful accounts	(334)	(319)

Subtotal	39,554	33,613
Derivative assets — futures contracts	—	10,875
Derivative assets — open purchase and sales commitments	8,513	—

Derivative assets — forward contracts	—	1,726

Receivables, net	$48,067	$46,214

Customer trade receivables represent short-term, noninterest-bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material, which is held in safekeeping by CFC. For the three months ended September 30, 2009 and 2008, the loans carried an average effective interest rate of 11.4% and 8.7%, respectively, per annum and mature in periods generally ranging from three months to one year.
Wholesale trade advances represent advances of refined materials to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. These advances are unsecured, short-term, noninterest-bearing advances made to wholesale metals dealers and government mints.
Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
The Company’s derivative asset represents the net fair value of the difference between market value and trade value at trade date for open metals purchase and sales contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled.

The Company’s derivative liability represents the net fair value of open metals forwards and futures contracts. The metals forwards and futures contracts are settled at contract settlement date.
Accounts receivable and consignor advances from the Company’s Collectibles segment consist of the following at September 30, 2009 and at June 30, 2009:

	September 30, 2009	June 30, 2009
	(in thousands)	(in thousands)
Auction and trade	$10,403	$7,555
Less: allowance for doubtful accounts	(518)	(549)

Accounts receivable from collectibles operations, net	$9,885	$7,006

The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company’s auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2009 and as of June 30, 2009 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the allowance for doubtful accounts for the three months ended September 30, 2009 (in thousands):

Balance, June 30, 2009	$868
Provision for loss	15
Charge off to reserve	(87)
Foreign currency exchange rate charges	56

Balance, September 30, 2009	$852

4. INVENTORIES
The Trading segment’s inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories at September 30, 2009 and June 30, 2009 totaled $1,161,000 and $1,477,000, respectively. Commemorative coins, which are not hedged, are included in inventory at the lower of cost or market totaled $3,346,000 and $3,620,000 at September 30, 2009 and June 30, 2009, respectively. For the three months ended September 30, 2009 and 2008, the unrealized gain resulting from the difference between market value and cost of physical inventories totaled $14,283,000 and ($1,778,000), respectively, and is included as a reduction of the cost of products sold in the accompanying consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the consolidated statements of operations.
The Trading Segment’s inventories include amounts borrowed from various suppliers under ongoing agreements totaling $24,034,000 September 30, 2009 and $15,100,000 at June 30, 2009. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets (See Note 8).The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 9).
The Trading Segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers at September 30, 2009 and June 30, 2009 totaled $21,198,000 and $15,701,000, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of September 30, 2009 and June 30, 2009 consisted of the following:

	September 30, 2009	June 30, 2009
	(in thousands)	(in thousands)
Trading segment inventory	$89,644	$92,043
Less: provision for loss	(104)	(104)

Trading, net	$89,540	$91,939

Collectibles segment inventory	$29,680	$26,719
Less: provision for loss	(2,916)	(3,004)

Collectibles, net	$26,764	$23,715

Total inventory, gross	$119,324	$118,762
Less: provision for loss	(3,020)	(3,108)

Net inventory	$116,304	$115,654

Activity in the allowance for inventory loss reserves for the three months ended September 30, 2009 is as follows (in thousands):

Balance, June 30, 2009	$(3,108)
Provision for loss	—
Charge off to reserve	110
Foreign currency exchange rate changes	(22)

Balance, September 30, 2009	$(3,020)

5. OTHER PURCHASED INTANGIBLE ASSETS
The carrying value of other purchased intangibles at September 30, 2009 and at June 30, 2009 is as described below:

		Three months ended September 30, 2009				Year Ended June 30, 2009
	Estimated	(in thousands)				(in thousands)
	Useful Lives	Gross Carrying	Accumulated		Net Book	Gross Carrying	Accumulated		Net Book
	(Years)	Amount	Amortization	Impairment	Value	Amount	Amortization	Impairment	Value
Trademarks	Indefinite	$2,536	$—	$—	$2,536	$2,616	$—	$(80)	$2,536
Customer lists	5 - 15	9,161	(3,661)	—	5,500	9,161	(3,500)	—	5,661
Non-compete and other	4	2,242	(2,161)	—	81	2,302	(2,198)	—	104

		$13,939	$(5,822)	$—	$8,117	$14,079	$(5,698)	$(80)	$8,301

Substantially all of the Company’s intangible assets are subject to amortization. Amortization expense related to the Company’s intangible assets was $176,000 and $302,000 for the three months ended September 30, 2009 and 2008, respectively. In December 2008, the Company purchased Ponterio & Associates for $592,000 in cash and $200,000 payable December 2009. The Company entered into an earn-out agreement in connection with the purchase of Ponterio & Associates where the Company may pay an increased purchase price based on performance provisions of qualified earnings from December 1, 2008 through November 30, 2009. The Company recorded purchased intangibles relating to this purchase totaling $854,000.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

Years ending June 30:	(in thousands)
2010 (remaining 9 months)	$565
2011	646
2012	575
2013	516
2014	498
Thereafter	2,781

Total	$5,581

6. ACCOUNTS PAYABLE, CUSTOMER DEPOSITS AND CONSIGNOR PAYABLES
Account payable consists of the following as of:

	September 30, 2009	June 30, 2009
	(in thousands)	(in thousands)
Trade payable to customers and other accounts payable	$5,059	$5,909
Advances from customers	16,666	5,834
Net liability on margin accounts	7,314	3,041
Due to brokers	—	648
Derivative liabilities — futures contracts	7,794	—
Derivative liabilities — open purchase and sales commitments	—	5,356
Derivative liabilities — forward contracts	95	—

	$36,928	$20,788

7. INCOME TAXES
The income tax expense (benefit) included the following for the three months ended September 30, 2009 and 2008:

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
	(in thousands)	(in thousands)

Current:
Federal	$(1,481)	$334
State	17	157
Foreign	58	79

Total current tax expense (benefit)	(1,406)	570

Deferred:
Federal	35	(11)
State	10	8
Foreign	(199)	1

Total deferred tax expense (benefit)	(154)	(2)

Income tax expense (benefit)	$(1,560)	$568

Income taxes receivable at September 30, 2009 and 2008 totaled approximately $4.9 million and $3.4 million, respectively, and were primarily comprised of existing and expected Federal net operating loss carryback claims and certain overpayments of state taxes.

Income (loss) before income taxes and noncontrolling interests for U.S. and foreign-based operations for the three months ended September 30, 2009 and 2008 are shown below (in thousands):

	Three months ended	Three months ended
	September 30, 2009	September 30, 2008
U.S.	$(1,386)	$4,486
Foreign	507	(836)

Income / (loss) before income taxes and noncontrolling interests	$(879)	$3,650

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
The Company’s effective income tax rate differed from the statutory federal income tax rate (34%) due primarily to state and foreign income taxes and changes in the valuation allowance.
A reconciliation of the total unrecognized tax benefits (UTBs) at the beginning and end of the period are as follows (in thousands):

	UTBs	FIN 48 Payable
Balance as of June 30, 2009	$26,587	$2,475
Increase as a result of tax positions taken during the current period	42	42
Increase as a result of additional interest and penalties during the current period	—	30

Balance as of September 30, 2009	$26,629	$2,547

Final determination of a significant portion of the Company’s global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004, 2005 and 2006, and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are currently under examination as discussed in our 2009 annual report on Form 10-K in Note 15. For our remaining foreign operations, either examinations have been completed by tax authorities or the statute of limitations have expired for tax returns filed by the Company for the years through 2002.
8. FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $85,000,000 including a facility for letters of credit up to a maximum of $85,000,000. A-Mark routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.25% and 0.32% as of September 30, 2009 and June 30, 2009, respectively. Borrowings are due on demand and totaled $42,750,000 and $52,750,000 for lines of credit and $4,750,000 and $4,750,000 for letters of credit at September 30, 2009 and at June 30, 2009, respectively. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Credit Facility are formula based and totaled $37,400,000 and $27,500,000 at September 30, 2009 and June 30, 2009. The Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Credit Facility is cancelable by written notice of the financial institutions.
A-Mark’s Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at September 30, 2009 were $33.0 million and $63.9 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. A-Mark’s had borrowed metals included in inventories with market values totaling $24,034,000 and $15,100,000 at September 30, 2009 and at June 30, 2009, respectively. Certain of these metals are secured by letters of credit issued under the Credit Facility, which totaled $4,750,000 and $4,750,000 at September 30, 2009 and at June 30, 2009, respectively.
Interest expense related to A-Mark’s borrowing arrangements totaled $369,000 and $668,000 for the three months ended September 30, 2009 and 2008, respectively.
9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 4), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
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
The Company’s policy is to substantially hedge its inventory position, net of open purchase and sales commitments that is subject to price risk. The Company regularly enters into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. Gains or losses resulting from the Company’s futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net (gain) loss on derivative instruments in the consolidated statements of operations of $2,695,000 and $(8,435,000) for the three months ended September 30, 2009 and 2008, respectively, includes both realized and unrealized amounts.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at September 30, 2009 and at June 30, 2009:

	September 30, 2009	June 30, 2009
	(in thousands)	(in thousands)
Trading Inventory, net	$89,540	$91,939
Less unhedgable inventory:
Commemorative coins	(3,242)	(3,620)
Premium on metals position	(1,160)	(1,477)

Subtotal	85,138	86,842

Commitments at market:
Open inventory purchase commitments	192,531	132,932
Open inventory sale commitments	(81,212)	(38,370)
Margin sale commitments	(13,719)	(7,358)
Inventory borrowed from suppliers	(24,035)	(15,100)
Advances on industrial metals	396	700

Inventory subject to price risk	159,099	159,646

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	45,050	27,731
Precious metals futures contracts at market values	113,527	132,651

Total market value of derivative financial instruments	158,577	160,382

Net inventory subject to price risk	$522	$(736)

At September 30, 2009 and June 30, 2009, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $192,531,000 and $132,932,000, respectively; purchase commitments related to open forward contracts totaling $45,050,000 and $27,731,000, respectively, and purchase and sale commitments relating to open futures contracts totaling $113,527,000 and $132,651,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
During the three months ended September 30, 2009, the Company recorded a net unrealized loss on open future commodity and forward contracts and open purchase and sale commitments of $6,850,000 and a net realized gain on future commodity contract of $4,155,000 in net (gain) loss on derivative instruments in the condensed consolidated statement of operations. During the three months ended September 30, 2008, the Company recorded a net unrealized loss on open future commodity and forward contracts and open purchase and sale commitments of $2,436,000 and a net realized gain on future commodity contract of $(10,871,000) in net (gain) loss on derivative instruments in the condensed consolidated statement of operations.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2009 are scheduled to settle within 90 days. The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2009, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-Term duration of these arrangements.
10. NONCONTROLLING INTERESTS
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

The Company has determined that WGBV is a variable interest entity (“VIE”) and that A-Mark is the primary beneficiary. Accordingly, A-Mark has consolidated the financial position of WGBV as of September 30, 2009 and 2008 and the results of its operations for the three month periods then ended in these consolidated financial statements.
Noncontrolling interest represents Auctentia’s 20% share in the net assets and income of A-Mark and the outside partner’s 50% interest in the net assets and income of the WGBV joint venture.
The Company’s consolidated balance sheet includes the following noncontrolling interests as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
	(in thousands)	(in thousands)
Auctentia 20% interest in Spectrum PMI	$8,466	$9,167
Winter Games Bullion Ventures, LLC. 50% outside interest	1,261	1,147

Total	$9,727	$10,314

The Company’s consolidated statement of operations for the three months ended September 30, 2009 and 2008 included the following noncontrolling interest components:

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)	(in thousands)
Auctentia 20% interest in Spectrum PMI	$299	$536
Winter Games Bullion Ventures, LLC. 50% interest	114	195

Total	$413	$731

The following table summarizes the balance sheet of WGBV:

	September 30, 2009	June 30, 2009
	(in thousands)	(in thousands)
Cash	$118	$154
Receivables	344	21
Inventories	3,346	3,516
Prepaid expenses	40	—

Total Assets	$3,848	$3,691

Accounts payable and other liabilities	$1,326	$1,397
Members’ equity	2,522	2,294

Total liabilities and members’ equity	$3,848	$3,691

The following table summarizes the statements of income of WGBV:

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)	(in thousands)
Sales	$10,606	$3,491
Cost of products sold	10,237	3,002

Gross profit	369	489
Operating and other expenses	142	100

Net income	$227	$389

11. COMMITMENTS AND CONTINGENCIES
Additional information required by this note is incorporated by reference from Note 15 to the Notes to Consolidated Financial Statements in the 2009 Annual Report.
As part of the A-Mark sale agreement dated July 15, 2005, the former owner was paid $6,000 in consulting fees for the three months ended September 30, 2008. Additionally, per the terms of the A-Mark sale agreement, the former owner receives a portion of the income earned on a specific type of transaction. The Trading segment accrued $70,000 and $355,000 in royalty expense for the three months ended September 30, 2009 and 2008, respectively. The Company owed $70,000 and $84,000 to the former owner as of September 30, 2009 and as of June 30, 2009, respectively, and these amounts are included in accrued liabilities.
12. LITIGATION
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2009 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2009 Annual Report, which are incorporated by reference into this filing. There have been no material developments in those legal proceedings since the date of our 2009 Annual Report.
13. STOCKHOLDERS’ EQUITY
Stock Option Plan
In 1997, the Company’s board of directors adopted and the Company’s shareholders approved the 1997 Stock Incentive Plan, as amended (the “1997 plan”). Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, nonemployee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI’s stock. Awards under the 1997 Plan may be granted in the form of nonqualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan currently is administered by the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants of awards.
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At September 30, 2009, there were 1,234,094 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the three months ended September 30, 2009 and 2008, the Company recorded $0 and $0, respectively, of expense in the consolidated statement of operations related to the vesting of previously issued employee stock options. The Company made no grants during the three months ended September 30, 2009 and 2008.
The following table summarizes the stock option activity for the three months ended September 30, 2009

Weighted
Average
		Weighted		per share
		Average	Intrinsic Value	Grant Date
	Options	Exercise Price	(in thousands)	Fair Value
Outstanding at June 30, 2009	604,325	6.09	$104	4.63

Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding at September 30, 2009	604,325	6.09	$104	4.63

Shares exercisable at September 30, 2009	604,325	6.09	$104	4.63

Following is a summary of the status of stock options outstanding at September 30, 2009:

Options Outstanding					Options Exercisable
			Weighted	Weighted		Weighted
Exercise Price		Number of	Average	Average	Number of	Average
Ranges		Shares	Remaining	Exercise	Shares	Exercise
From	To	Outstanding	Contractual Life	Price	Exercisable	Price
$1.00	$5.00	391,250	3.6	$2.29	391,250	$2.29
5.01	10.00	26,200	4.2	8.96	26,200	8.96
10.01	15.00	186,875	4.6	13.65	186,875	13.65

		604,325	4.8	6.09	604,325	6.09

The Company has issued restricted stock to certain members of management and key employees. During the three months ended September 30, 2009 and 2008, the Company granted 20,000 and 326,500 restricted shares at a weighted average issuance price of $2.25 and $2.74, respectively. Such shares generally vest after 1 year from the date of grant. Total compensation expense recorded for restricted shares for the three months ended September 30, 2009 and 2008 was $317,000 and $136,000, respectively. The remaining compensation expense that will be recorded under restricted stock grants (including restricted stock approved by the Board of Directors for grant in October 2009) totals $1,394,000.
The following table summarizes the restricted stock grant activity for the three months ended September 30, 2009:

		Weighted
		Average share
	Shares	price at grant date
Outstanding at June 30, 2009	676,682	$2.54
Shares granted	20,000	2.25
Shares issued	(171,872)	2.55
Shares forfeited	—	—
Shares withheld for employee taxes	(7,290)	2.05

Outstanding at September 30, 2009	517,520	2.53

Vested but unissued at September 30, 2009	282,520

Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of September 30, 2009 and as of June 30, 2009, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06 and $12.06 per share, respectively. At September 30, 2009 and at June 30, 2009, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three months ended September 30, 2009 and 2008, the Company recognized approximately $0 and $0, respectively, of pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
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

14. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s operations are organized under two business segments — collectibles and trading. In the year ended June 30, 2006, the Company changed its operating segment structure to (1) separately report the results of its A-Mark Precious Metals trading business as a result of acquiring such business in the first quarter of the year, and (2) report corporate operating expenses separately as a result of changes in the operating structure of the Company during the year. As a result of forming a segregated corporate office and expense structure, the Company no longer allocates certain corporate level operating expenses to its operating segments.
Segment information for the Company is as follows:

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)	(in thousands)
Revenue:
Trading	$930,472	$1,006,993

Collectibles:
Coins	42,944	31,437
Stamps	4,964	6,251
Others	337	371

Total Collectibles	48,245	38,059

Total revenue	$978,717	$1,045,052

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)	(in thousands)
Revenue by Geographic Region:
United States	$976,558	$1,044,639
Asia Pacific	350	3
Europe	1,809	410

Total revenue	$978,717	$1,045,052

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)	(in thousands)
Operating income (loss):
Trading	$1,908	$4,284
Collectibles	(600)	(2,914)
Corporate expenses	(2,492)	(1,106)

Operating income (loss)	$(1,184)	$264

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)	(in thousands)
Depreciation and amortization:
Trading
Depreciation and amortization	$178	$248
Collectibles
Depreciation and amortization	283	189

Depreciation and amortization	$461	$437

	September 30,	June 30,
	2009	2009
Inventories by segment/geographic region:	(in thousands)	(in thousands)
Trading:
United States	$89,540	$91,939

Collectibles:
United States	24,856	22,256
Europe	1,762	1,277
Asia	146	182

Total Collectibles	26,764	23,715

Total inventories	$116,304	$115,654

	September 30,	June 30,
	2009	2009
Total assets by segment/geographic region:	(in thousands)	(in thousands)
Trading:
United States	$150,402	$151,986

Collectibles:
United States	41,940	38,485
Europe	19,468	19,791
Asia	1,649	1,398

Total Collectibles	63,057	59,674

Corporate and other	12,859	6,489

Total assets of continuing operations	$226,318	$218,149

	September 30,	June 30,
	2009	2009
Total long term assets by segment/geographic region:	(in thousands)	(in thousands)
Trading:
United States	$10,334	$10,451

Collectibles:
United States	4,469	4,733
Europe	756	638
Asia	150	152

Total Collectibles	5,375	5,523

Corporate and other	6,044	4,505

Total long term assets of continuing operations	$21,753	$20,479

15. FAIR VALUE MEASUREMENTS
A fair value hierarchy that prioritizes the inputs used to measure fair value has been established by GAAP. The new rules associated with the hierarchy state that valuation techniques consistent with the market approach, income approach and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data.
The rules have the following impact:
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
Valuation Hierarchy
The rules establish a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which the measurements fall (in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2009
	(in thousands)
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$86,299	$—	$—	$86,299
Derivative assets — open sales and purchase commitments	—	8,513	—	8,513

Total assets valued at fair value:	$86,299	$8,513	$—	$94,812

Liabilities:
Liability on borrowed metals	$(24,035)	$—	$—	$(24,035)
Liability on margin accounts	(7,314)	—	—	(7,314)
Derivative liabilities — futures contracts		(7,794)		(7,794)
Derivative liabilities — forward contracts	—	(95)	—	(95)

Total liabilities valued at fair value:	$(31,349)	$(7,889)	$—	$(39,238)

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
Commodities
Commodities consisting of the precious metals component of the Company’s inventories are carried at fair value. The commemorative coins inventory totaling $3,346,000 as of September 30, 2009 is carried at cost and is thus excluded from the fair value disclosure. The fair value for commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities are classified in Level 1 of the valuation hierarchy.
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
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances (for example, when there is evidence of impairment). The following table presents information about the Company’s assets and liabilities measured at fair value on a non-recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which the measurements fall (in thousands):
16. SUBSEQUENT EVENT
On October 1, 2009, the Company issued the remaining 3,277,777 shares of common stock to the settlement fund. The Company has no further obligation or liability under the settlement agreement. These shares are expected to be distributed to the claimants shortly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
The discussion in this Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in Item 1A of our Annual Report on Form 10-K (the “2009 Annual Report”), as filed by us with the Securities and Exchange Commission (the “SEC”), for the fiscal year ended June 30, 2009.
Due to these and other possible uncertainties and risks, readers are cautioned not to place undue reliance on the forward-looking statements contained in this Report, which speak only as of the date of this Report, or to make predictions about future performance based solely on historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our Annual Report on Form 10-K or any other prior filings with the SEC.
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:
•	Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the three months ended September 30, 2009 and 2008.

•	Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of September 30, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•	Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. (Our reporting segments are defined in Note 14 of the Notes to Condensed Consolidated Financial Statements.) For the three months ended September 30, 2009, our Trading and Collectibles segments represented $930.5 million, or 95.1%, and $48.2 million, or 4.9%, respectively, of our total revenues, and achieved $1.9 million and $(0.6) million, respectively, in operating profit/(loss), contributing to a total operating income (loss) for the quarter of $(1.2) million. For the three month ended September 30, 2008, our Trading and Collectibles segments represented $1.0 billion, or 96.4%, and $38.0 million, or 3.6%, respectively, of our total revenues, and achieved $4.3 million and $(2.9) million, respectively, in operating income/(loss), contributing to a total operating profit for the quarter of $0.3 million.
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
RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2009 and 2008
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2009 and 2008 are as follows (dollars in thousands):

		% of		% of	Increase/	% of Increase/
	2009	revenue	2008	revenue	(decrease)	(decrease)
Revenue	$978,717	100.0%	$1,045,052	100.0%	$(66,335)	(6.3)%

Gross profit	12,421	1.3	12,825	1.2	(404)	(3.2)

General and administrative expenses	7,028	0.7	6,180	0.6	848	13.7
Salaries and wages	6,116	0.7	5,944	0.6	172	2.9
Depreciation and amortization	461	0.0	437	0.0	24	5.5

Operating income (loss)	(1,184)	(0.1)	264	0.0	(1,448)	(548.5)
Interest income	1,393	0.1	1,204	0.1	189	15.7
Interest expense	(369)	(0.0)	(853)	(0.1)	484	(56.7)
Other income (expense), net	298	0.0	703	0.1	(405)	(57.6)
Unrealized gains(loss) on foreign exchange	(1,017)	(0.1)	2,332	0.2	(3,349)	143.6

Income (loss) before income taxes	(879)	(0.1)	3,650	0.3	(4,529)	(124.1)
Income taxes (benefit)	(1,560)	(0.2)	568	0.0	(2,128)	(374.6)

Net income	681	0.1	3,082	0.3	(2,401)	(77.9)
Less: Net profit attributable to the noncontrolling interest	(413)	0.0	(731)	(0.1)	318	(43.5)

Net income attributable to Spectrum Group International, Inc.	$268	0.0%	$2,351	0.2%	$(2,083)	(88.6)%

		% of		% of	Increase/	% of Increase/
	2009	revenue	2008	revenue	(decrease)	(decrease)
Earnings per share attributable to Spectrum Group International, Inc.
Basic	$0.01		$0.08		$(0.07)	(87.5)%

Diluted	$0.01		$0.08		$(0.07)	(87.5)%

Weighted average shares outstanding
Basic	31,736		29,034

Diluted	32,141		29,464

Revenues and Gross Profit:
Revenues decreased by $66.3 million, or 6.3%, to $978.7 million in 2009 from $1.0 billion in 2008. This was due primarily to decreased activity in our Trading segment. Our Trading segment experienced a decrease in revenues of $76.5 million, or 7.6%, to $930.5 million in 2009 from $1.0 billion in 2008. This decrease was the result of a number of factors, including decreased precious metals market volatility, and decreased demand for precious metal products worldwide.
Our Collectibles segment experienced an increase in revenues of $10.2 million, or 26.8%, to $48.2 million in 2009 from $38.0 million in 2008. Numismatic revenues increased $11.5 million, or 36.6%, to $42.9 million in 2009 from $31.4 million in 2008 due in part to the Company’s Bowers and Merena Auction House holding a major auction in 2009 which did not occur in 2008, as well as higher revenues at the Company’s Numismatic Wholesale unit in 2009. This was offset slightly by a decrease in Philatelic revenues of $1.3 million and a decrease in Arms and Armor revenues of $34,000.
Our gross profit decreased by $0.4 million to $12.4 million in 2009 from $12.8 million in 2008. This was primarily due to a decrease in the gross profit of our Trading segment of of $2.9 million, or 39.8%, to $4.4 million in 2009 from $7.4 million in 2008. This decrease resulted primarily from a decrease in market volatility. This was offset by an increase in the gross profit in our Collectibles segment of $2.6 million, or 46.6%, to $8.0 million in 2009 from $5.4 million in 2008 due primarily to higher precious metals prices.
Our gross profit margins increased to 1.3% in 2009 from 1.2% in 2008. This increase was attributable primarily to an increase in our gross profit margins in our Collectibles segment to 16.5% in 2009 from 14.3% in 2008. In 2009, Trading Segment margins decreased as a result of reduced market volatility, decreasing to 0.5% in 2009 from 0.7% in 2008. The Company believes the precious metal market conditions in fiscal 2009 were highly unusual and thus can give no assurances that the higher gross margins achieved in fiscal 2009 will be attained in future periods. Although the gross profit margins for the Collectibles Segment have improved, the Company believes economic conditions created margin pressures in the Company’s Collectibles segment which may continue in future periods.
Operating Expenses
General and administrative expenses increased $0.8 million, or 13.7%, to $7.0 million in 2009 from $6.2 million in 2008. This was primarily due to increases in a variety of general and administrative expense categories, including the higher accounting and audit fees to complete the Company’s current SEC filings, which increased $0.8 million to $1.0 million in 2009 from $0.2 million in 2008.
Salaries and wages increased $0.2 million, or 2.9%, to $6.1 million in 2009 from $5.9 million in 2008. The increase was due to an increase in our Corporate compensation of approximately $362,000 from 2008, and an increase in our Collectibles compensation of approximately $385,000 from 2008. This was partially offset by a decrease in our Trading Segment’s contractual performance based compensation of approximately $0.6 million. The Company also incurred approximately $0.1 of severance and relocation expenses in 2009 for moving its Arms and Armor and North American Philatelic operations to its headquarters in Irvine, California as part of the Company’s plan to centralize U.S. Collectibles operations.
Depreciation and amortization expense was consistent between 2009 and 2008, increasing $24,000 or 5.5%.
Interest Income
Interest income increased by $0.2 million, or 15.7%, to $1.4 million in 2009 from $1.2 million in 2008. The increase was due to the Trading Segment’s CFC lending business which increased by $195,700 or 72.4% to $466,000 in 2009 from $270,300 in 2008. This increase was offset in part by a lower interest rates in 2009 versus 2008.

Interest Expense
Interest expense decreased by $0.5 million, or 56.7%, to $0.4 million in 2009 from $0.9 million in 2008. This was related primarily to the Trading segment’s line of credit facility usage. Our Trading segment utilizes their line of credit extensively for working capital requirements. For the three months ended September 30, 2009 our consolidated average debt balance was approximately $47.8 million, compared to $59.3 million for the year ended June 30, 2009. The Company’s decrease in interest expense was due primarily to lower interest rates in fiscal 2010, with the Company’s base LIBOR rate decreasing to 0.25% in 2009 from 2.4% in 2008.
Other Income
Other income (net of expense) decreased by $0.4 million, or 57.7%, to $0.3 million in 2009 from $0.7 million in 2008. This change was the result of various miscellaneous items.
Provision for Income Taxes
Our income tax expense (benefit) was approximately $(1.6) million and $0.6 million for the three months ended September 30, 2009 and 2008, respectively. Our effective tax rate for the three months ended September 30, 2009 and 2008 was a benefit of approximately 177.5% and a provision of approximately 15.6%, respectively. The Company’s effective tax rate differs from the Federal statutory rate for state taxes, foreign tax rate differentials and changes in the valuation allowance for deferred tax assets. Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Some of the Company’s net operating loss carryforwards are set to expire beginning 2010, which may impact the Company’s effective tax rate in future periods. Our effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Noncontrolling Interests
Net income attributable to noncontrolling interests decreased $0.3 million, or 43.5%, to $0.4 million in 2009 from $0.7 million in 2008 primarily due to higher 2008 profits in the Trading segment, which is 20%-owned by Auctentia.
Net Income
Net income decreased $2.1 million, or 88.7%, to $0.3 million in 2009 from $2.4 million in 2008 due primarily to decreased profits in the Company’s Trading segment. The Trading segment’s operations experienced a decrease in precious metals market volatility, resulting in reduced volumes and margins.
Earnings per Share
Basic earnings per share decreased $0.07 per share to net income of $0.01 per share in 2009 from net income of $0.08 per share in 2008. Diluted earnings per share decreased $0.07 per share to net income of $0.01 per share in 2009 from net income of $0.08 per share in 2008. The decrease in both basic and diluted earnings per share was primarily due to lower profits in the Company’s Trading segment in 2009.
Trading Operations
The operating results of our Trading segment for the three months ended September 30, 2009 and 2008 are as follows:

		% of		% of	$	%
(thousands of dollars)	2009	revenue	2008	revenue	Increase/(decrease)	Increase/(decrease)

Trading revenues	$930,472	100.0%	$1,006,993	100.0%	$(76,521)	(7.6)%

Gross profit	4,446	0.5	7,386	0.7	(2,940)	(39.8)

General and administrative expenses	670	0.1	589	0.1	81	13.8
Salaries and wages	1,690	0.2	2,265	0.2	(575)	(25.4)
Depreciation and amortization	178	0.0	248	0.0	(70)	(28.2)

Operating income (loss)	$1,908	0.2%	$4,284	0.4%	$(2,376)	(55.5)%

Trading revenues
Our Trading segment revenues decreased by $76.5 million, or 7.6%, to $930.5 million in 2009 from $1.0 billion in 2008. This decrease was the result of a number of factors including precious metals market volatility, and decreased demand for precious metal products worldwide.
Gross profit
Our gross profit decreased by $2.9 million or 39.8%, to $4.4 million in 2009 from $7.4 million in 2008. Our Trading segment gross profit decreased primarily as a result of decreased demand for precious metals products which caused a return to normal premium spreads during the quarter. The segment did not speculate in this market maintaining hedges against substantially all of its market exposure at all times, thus earning the majority of its profits from the sale of physical precious metals. In fiscal 2009, global economic conditions caused substantial volatility in the precious metals markets and demand for physical precious metal products. Management believes it is unlikely these conditions will recur and as a result there can be no assurance the performance levels attained by the Trading segment in fiscal 2009 can be achieved in future periods.
General and administrative expenses
General and administrative expenses increased by $81,000, or 13.8%, to $0.7 million in 2009 from $0.6 million in 2008. There were no material items that contributed to this increase.
Salaries and wages
Salaries and wages decreased by $0.6 million, or 25.4%, to $1.7 million in 2009 from $2.3 million in 2008. This was due primarily to lower levels of contractual performance based compensation expense, which decreased by $0.8 million, or 48.1%, in fiscal 2009 from 2008.
Depreciation and amortization
Depreciation and amortization was consistent with the prior year, remaining at $0.2 million in each year.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended September 30, 2009 and 2008 are as follows:

	For the three months ended September 30,
	2009		2008		$	%
(thousands of dollars)	$	% to total	$	% to total	Increase/(decrease)	Increase/(decrease)
Collectibles Revenues	$48,245	100.0%	$38,059	100%	$10,186	26.8%

Revenues by Collectible Type:
Philatelic	$4,964	10.3%	$6,251	16.4%	$(1,287)	(20.6)%
Numismatics	42,944	89.0	31,437	82.6	11,507	36.6
Militaria, art and other	337	0.7	371	1.0	(34)	(9.2)

	$48,245	100.0%	$38,059	100%	$10,186	26.8%

Collectibles revenue
Our Collectibles segment revenues increased by $10.2 million, or 26.8%, to $48.2 million in 2009 from $38.0 million in 2008. The increase in revenues was attributable primarily to our Numismatic operations, where revenue increased $11.5 million, or 36.6%, to $42.9 million in 2009 from $31.4 million in 2008. This increase was due in part to the Company’s Bowers and Merena Auction House holding a major auction in 2009 which did not occur in 2008, as well as higher revenues at the Company’s Numismatic Wholesale unit in 2009. Philatelic revenues decreased by $1.3 million, or 20.6%, to $5.0 million in 2009 from $6.3 million in 2008.

This decrease was a result management’s decision to relocate those operations to the Company’s headquarters in California, where the Company held one auction in the first quarter of 2009. Arms and Armor had a slight decline in revenues of $34,000 or 9.2% to $0.3 million in 2009 from $0.4 million in 2008. The relocation and contraction of both the North American Philatelic Operations and the Arms and Armor operations was part of the Company’s plan to centralize its U.S. Collectibles operations at the Company’s headquarters and to manage those operations more effectively.
The operating results of our Collectibles segment for the three months ended September 30, 2009 and 2008 are as follows:

		% of		% of	$	% of
(thousands of dollars)	2009	revenue	2008	revenue	Increase/(decrease)	Increase/(decrease)

Collectibles revenue	$48,245	100.0%	$38,059	100.0%	$10,186	26.8%

Gross profit	7,975	16.5	5,439	14.3	2,536	46.6

Selling, general and administrative expenses	4,714	9.8	4,968	13.1	(254)	(5.1)
Salaries and wages	3,582	7.3	3,197	8.4	385	12.0
Impairment of goodwill and intangible assets	—	0.0	—	0.0	—	0.0
Depreciation and amortization	279	0.6	188	0.5	91	48.4

Operating income (loss)	$(600)	(1.2)%	$(2,914)	(7.7)%	$2,314	(79.4)%

Gross Profit
Gross profit increased $2.6 million, or 46.6%, to $8.0 million in 2009 from $5.4 million in 2008. This increase was primarily attributable to the Numismatic division, and resulted principally from higher precious metals prices.
General and administrative expense
General and administrative expense in our Collectibles segment decreased $0.3 million, or 5.1%, to $4.7 million in 2009 from $5.0 million in 2008. This was due primarily to the Company centralizing its U.S. Collectibles operations at the Company’s headquarters and managing those operations more effectively. The move of the Arms and Armor business was completed in the third quarter of fiscal 2009; the relocation of the North American Philatelic operations was completed in July 2009.
Salaries and wages
Salaries and wages increased $0.4 million, or 12.0%, to $3.6 million in 2009 from $3.2 million in 2008. There were no material items that contributed to this increase.
Depreciation and amortization
Depreciation and amortization increased by $0.1 million, or 48.6%, to $0.3 million in 2009 from $0.2 million in 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the three months ended September 30, 2009 and 2008:

(thousands of dollars)	2009	2008
Cash provided by (used in) operating activities	$18	$4,386
Cash provided by (used in) investing activities	6,676	(1,896)
Cash (used in) financing activities	(2,066)	(9,391)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities provided $18,000 in cash in the three months ended September 30, 2009 versus $4.4 million in the three months ended September 30, 2008. A primary source of our 2009 operating cash flows was $0.7 million in net income, increased by non-cash items of $0.5 million. The other items which impacted our cash flows from operations in the three months ended September 30, 2009 were increases in accounts receivable and consignor advances of $(2.9) million, increases in receivables and secured loans of $(1.9) million, increases in our inventories of $(0.7) million, increases in our prepaid expenses and other assets of $(0.5) million, increases in our accounts payable accrued expenses and other liabilities $6.4 million, and changes in our income taxes, net of $(1.7) million.
A primary contributor to our three months ended September 30, 2008 sources of cash flows from operations was net income of $3.1 million increased by non-cash items of $0.9 million. The other items which impacted our cash flows from operations in the three months ended September 30, 2008 were increases in accounts receivable and consignor advances of $(1.4) million, increases in receivables and secured loans of $(12.1) million, collecting of our litigation settlement receivable of $5.5 million, net decreases in our inventories of $13.8 million, reductions in prepaid expenses and other of $2.0 million, decreases in our accounts payable accrued expenses and other liabilities $3.6 million, changes in our income taxes, net of $2.3 million and the accrual of our litigation settlement of $(6.0) million.
Our investing activities provided cash in the three months ended September 30, 2009 of $6.7 million versus $(1.9) million used in the three months ended September 30, 2008, primarily as a result of the maturity of short-term certificates of deposits and sale of marketable securities of $6.8 million during the three months ended September 30, 2009 versus the purchase of marketable securities of $1.8 million in the three months ended September 30, 2008.
Our financing activities used cash in the three months ended September 30, 2009 of $(2.1) million versus using $(9.4) million in the three months ended September 30, 2008. Our primary sources of cash from financing activities were the Trading segment’s increased borrowings of metals of $8.9 million for the three months ended September 30, 2009 versus increased borrowings of $2.5 million for the three months ended September 30, 2008. These sources were offset by repayments under lines of credit of $10.0 million and $11.8 million during the three months ended September 30, 2009 and 2008, respectively. Additionally, our Trading segment paid a dividend of $1.0 million to the noncontrolling interest holder during the three months ended September 30, 2009.
A-Mark has a borrowing facility (“Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $85.0 million including a facility for letters of credit up to a maximum of $85.0 million. A-Mark routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.25% and 0.32% as of September 30, 2009 and as of June 30, 2009, respectively. Borrowings are due on demand and totaled $42.8 million and $52.8 million for lines of credit and $4.8 million and $4.8 million for letters of credit at September 30, 2009 and at June 30, 2009, respectively. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Credit Facility are formula based and totaled $37.4 million at September 30, 2009 and $27.5 million at June 30, 2009. The Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Credit Facility is cancelable by written notice of the financial institutions.
A-Mark’s Credit Facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at September 30, 2009 were $33.0 million and $63.9 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. A-Mark had borrowed metals included in inventories with market values totaling $24.0 million and $15.1 million at September 30, 2009 and at June 30, 2009, respectively. Certain of these metals are secured by letters of credit issued under A-Mark’s Credit Facility, which totaled $4.8 million and $4.8 million at September 30, 2009 and at June 30, 2009, respectively.
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
We believe that our current cash and cash equivalents, marketable securities, revolving credit facility and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, meet our investment requirements and commitments through at least the next twelve months. Certain of the Company’s foreign subsidiaries have nominal statutory restricted capital requirements. The Company’s liquidity could be impacted by the potential adverse outcomes, if any, relating to its open contingent matters, including, an ongoing Internal Revenue Service examination, a foreign tax inspection and certain litigation as described in Part II, Item 1: Legal Proceedings of this document.
As of September 30, 2009, we had cash and cash equivalents and marketable securities of $25.7 million, compared to $26.4 million as of June 30, 2009. The Company’s working capital decreased by $2.1 million, or 3.0%, to $68.3 million in the three months ended September 30, 2009, from $70.4 million at June 30, 2009.
Contractual Obligations, Contingent Liabilities, and Commitments
As of September 30, 2009, we have known cash commitments over the next several years as follows:

	Payment due by period
			2 to 3	3 to 4	4 to 5	5 years and
(thousands of dollars)	Total	1 year	years	years	years	thereafter
Borrowings under line of credit	$42,750	$42,750	$—	$—	$—	$—
Operating lease obligations	3,143	1,091	1,239	532	281	—

Total	$45,893	$43,841	$1,239	$532	$281	$—

On April 9, 2008, in connection with the WGBV joint venture Agreement, A-Mark entered into a series of agreements with the Royal Canadian Mint to purchase a minimum amount of bullion and commemorative coins in exchange for certain exclusive distribution rights. On July 21, 2009, A-Mark signed an amendment with the Royal Canadian Mint to reduce its minimum purchase commitment of Olympic Numismatic Coin Products. Under the terms of this agreement, as amended, A-Mark is required to purchase 20,750 One Ounce Gold Bullion Coins and 150,000 One Ounce Silver Bullion. A-Mark is also required to purchase $5.7 million (Canadian Dollars) in commemorative coins. A-Mark is required to meet these commitments by February 26, 2010. Because the prices for the bullion coins are based on market prices on the date the order is placed, the amount of the commitment cannot be determined. As of September 30, 2009 A-Marks’s remaining commitment was 12,750 One Ounce Gold Bullion Coins and 93,000 One Ounce Silver Bullion. However, the prices are based on the spot prices of gold and silver (plus a premium) on the date of order which on September 30, 2009 were approximately $1,008.300 and $16.648 per ounce respectively.
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 9 in the accompanying consolidated financial statements included elsewhere in this document), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.

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
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in the derivatives and hedging topic of the FASB Accounting Standards Codification. Gains or losses resulting from the Company’s futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Note 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net (gain) loss on derivative instruments in the consolidated statements of operations of $2.7 million and $(8.4) million for the three months ended September 30, 2009 and 2008, respectively, includes both realized and unrealized amounts.
At September 30, 2009 and at June 30, 2009, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $192,531,000 and $132,932,000, respectively; purchase commitments related to open forward contracts totaling $45,050,000 and $27,731,000; and purchase and sale commitments relating to open futures contracts totaling $113,527,000 and $132,651,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2009 are scheduled to settle within 90 days.
The Company entered into an earn-out agreement in connection with the purchase of Ponterio & Associates where the Company may pay an increased purchase price based on performance provisions of qualified earnings from December 1, 2008 through November 30, 2009.
CRITICAL ACCOUNTING ESTIMATES
During the quarter ended September 30, 2009, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2009. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable for smaller reporting companies
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting (as described in “Management’s Report on Internal Control over Financial Reporting” in our 2009 annual report on Form 10-K).
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2009 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2009 Annual Report, which are incorporated into this filing by reference. There have been no material developments in those legal proceedings since the date of our 2009 Annual Report.
ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2009 Annual Report, which are incorporated by reference into this filing
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
As part of the settlement of a securities class action lawsuit commenced in the United States District Court for the Southern District of New York, In re Escala Group, Inc. Securities Litigation, SGI was required to contribute an aggregate of $6 million in cash and 4,000,000 newly issued shares of its stock to a settlement fund for the benefit of the class members. On January 14, 2009, the Company issued 772,430 shares of the Company’s common stock as part of the settlement. On October 1, 2009, the Company issued the remaining 3,277,777 shares of common stock to the settlement fund. All of these shares were issued pursuant to the Section 3(a)(10) exemption from the Securities Act of 1933, as amended.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION.
ITEM 6. EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2009	SPECTRUM GROUP INTERNATIONAL, INC.
	By:	/s/ Gregory N. Roberts
		Name:	Gregory N. Roberts
		Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Antonio Arenas Antonio Arenas	Chairman of the Board and Executive Chairman	November 13, 2009

/s/ Gregory N. Roberts Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	November 13, 2009

/s/ Thor Gjerdrum Thor Gjerdrum	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	November 13, 2009

/s/ Jeffrey D. Benjamin Jeffrey D. Benjamin	Director	November 13, 2009

/s/ James M. Davin James M. Davin	Director	November 13, 2009

/s/ John Moorhead John Moorhead	Director	November 13, 2009

/s/ George Lumby George Lumby	Director	November 13, 2009

/s/ Christopher W. Nolan, Sr. Christopher W. Nolan, Sr.	Director	November 13, 2009