Form 10-Q
period 2009-12-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2010-02-12
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 1-11988
SPECTRUM GROUP INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-2365834

(State of Incorporation)	(IRS Employer I.D. No.)
18061 Fitch
Irvine, CA 92614

(Address of Principal Executive Offices) (Zip Code)
(949) 955-1250

Registrant’s Telephone Number, Including Area Code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock as of February 9, 2010:
31,892,416 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUPS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended December 31, 2009

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(Unaudited)

	December 31,	June 30,
	2009	2009(1)
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$16,934	$17,545
Restricted cash	—	650
Short-term investments and marketable securities	5,375	8,175
Receivables and secured loans, net — trading operations	47,990	46,214
Accounts receivable and consignor advances, net — collectibles operations	7,125	7,006
Inventory, net	129,178	115,654
Prepaid expenses and other assets	2,305	2,028

Total current assets	208,907	197,272
Property and equipment, net	2,505	2,668
Goodwill	6,208	5,960
Other purchased intangibles, net	8,033	8,301
Other assets	297	126
Income tax receivables	6,584	3,424
Deferred tax assets	125	398

Total assets	$232,659	$218,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables	$30,690	$20,788
Liability on borrowed metals	32,712	15,100
Accrued expenses and other current liabilities	10,784	22,970
Accrued litigation settlement	—	6,556
Income taxes payable	6,691	6,582
Line of credit	48,350	52,750
Deferred tax liability	181	1,920
Other current liabilities	109	191

Total current liabilities	129,517	126,857
Deferred tax liability	2,018	189

Total liabilities	131,535	127,046

Commitments, contingencies and subsequent events
Stockholders’ equity:
Spectrum Group International, Inc. stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 31,893 and 28,309 at December 31, 2009 and June 30, 2009, respectively	319	283
Additional paid-in capital	240,549	233,385
Accumulated other comprehensive income	9,063	8,419
Accumulated deficit	(159,016)	(161,298)

Total Spectrum Group International, Inc. stockholders’ equity	90,915	80,789
Noncontrolling interest	10,209	10,314

Total stockholders’ equity	101,124	91,103

Total liabilities and stockholders’ equity	$232,659	$218,149

See accompanying notes to condensed consolidated financial statements

(1)	The condensed consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Revenues:
Sales of precious metals	$1,664,296	$973,251	$2,593,176	$1,979,189
Collectibles revenues:
Sales of inventory	37,445	30,326	79,919	64,459
Auction commissions earned	5,763	5,555	10,847	9,093

Total revenue	1,707,504	1,009,132	2,683,942	2,052,741

Cost of sales:
Cost of precious metals sold	1,658,153	957,868	2,582,713	1,956,420
Cost of collectibles sold	34,413	27,973	73,779	60,485

Total cost of sales	1,692,566	985,841	2,656,492	2,016,905

Gross profit	14,938	23,291	27,450	35,836

Operating expenses:
General and administrative	5,597	7,454	12,956	13,354
Salaries and wages	7,931	10,117	14,047	16,061
Depreciation and amortization	409	454	870	891

Total operating expenses	13,937	18,025	27,873	30,306

Operating income (loss)	1,001	5,266	(423)	5,530

Interest and other income (expense):
Interest income	1,476	1,115	2,869	2,319
Interest expense	(431)	(607)	(800)	(1,460)
Other income (expense), net	(458)	31	80	734
Unrealized (losses) gains on foreign exchange	484	639	(533)	2,971

Total interest and other income	1,071	1,178	1,616	4,564

Income before income taxes	2,072	6,444	1,193	10,094
Income tax provision (benefit)	(424)	1,243	(1,984)	1,811

Net income	2,496	5,201	3,177	8,283
Less: Net income attributable to the noncontrolling interests	(482)	(1,325)	(895)	(2,056)

Net income attributable to Spectrum Group International, Inc.	$2,014	$3,876	$2,282	$6,227

Earnings per share attributable to Spectrum Group International, Inc.
Basic	$0.06	$0.12	$0.07	$0.21

Diluted	$0.06	$0.12	$0.07	$0.20

Weighted average shares outstanding
Basic	31,985	31,617	31,851	30,324

Diluted	32,953	32,318	32,819	31,036

See accompanying notes to condensed consolidated financial statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

						Total Spectrum
				Accumulated		Group
	Common	Common	Additional	Other		International, Inc.
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Total Stockholders’
	in shares	in $	Capital	Income (Loss)	Deficit	Equity	Interest	Equity
Balance, June 30, 2009	28,309	$283	$233,385	$8,419	$(161,298)	$80,789	$10,314	$91,103
Net income	—	—	—	—	2,282	2,282	895	3,177
Changes in unrealized gain on marketable securities, net of tax	—	—	—	(183)	—	(183)	—	(183)
Change in cumulative foreign currency translation adjustment	—	—	—	827	—	827	—	827
Dividend paid to noncontrolling interest	—	—	—	—	—	—	(1,000)	(1,000)
Issuance of common stock for vested restricted stock grants	306	3	(3)	—	—	—	—	—
Taxes paid in exchange for cancellation of restricted shares	—	—	(110)	—	—	(110)	—	(110)
Share based compensation	—	—	754	—	—	754	—	754
Issuance of common stock for legal settlement	3,278	33	6,523	—	—	6,556	—	6,556

Balance, December 31, 2009	31,893	$319	$240,549	$9,063	$(159,016)	$90,915	$10,209	$101,124

See accompanying notes to condensed consolidated financial statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008
Cash flows from operating activities:
Net income	$3,177	$8,283
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	870	891
Provision for bad debts	328	15
Provision for inventory reserves	263	730
Stock based compensation	754	435
Provision for deferred income taxes	362	53
Gain on sale of marketable securities	(106)	—
Loss on abandonment of property and equipment	114	—
Changes in assets and liabilities:
Accounts receivable and consignor advances	(423)	(1,365)
Receivables and secured loans	(1,800)	(8,216)
Litigation settlement receivable	—	5,975
Inventory	(13,787)	30,826
Prepaid expenses and other assets	(447)	1,564
Accounts payable, accrued expenses and other liabilities	(2,502)	12,651
Income taxes	(3,051)	3,685
Accrued litigation settlement	—	(6,995)

Net cash (used in) provided by operating activities	(16,248)	48,532

Cash flows from investing activities:
Capital expenditures for property and equipment	(455)	(318)
Cash paid for acquisitions, net of cash acquired	(200)	(672)
Cash paid for other intangibles	(20)	—
Maturity (purchase) of short term investments	1,885	(4,929)
(Increase) decrease in restricted cash	650	(650)
Sales (purchases) of marketable securities	848	(1,482)

Net cash provided by (used in) investing activities	2,708	(8,051)

Cash flows from financing activities:
Borrowings under lines of credit, net	(4,400)	(48,447)
Liability on borrowed metals	17,612	(3,717)
Dividend paid to noncontrolling interest	(1,000)	—
Taxes paid on behalf of employees with respect to vesting of restricted shares	(110)	(98)

Net cash provided by (used in) financing activities	12,102	(52,262)

Effects of exchange rates on cash	827	(4,677)

Net decrease in cash and cash equivalents	(611)	(16,458)
Cash and cash equivalents, beginning of period	17,545	35,860

Cash and cash equivalents, end of period	$16,934	$19,402

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months and six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2010, or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2009 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2009 Annual Report.
The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of lower of cost or market estimates for inventory and allowances for doubtful accounts, impairment assessments of long-lived assets and intangibles, valuation reserve determinations on deferred tax assets, calculations of loss accruals and other complex contingent liabilities, and revenue recognition judgments. Significant estimates also include the Company’s fair value determinations with respect to its financial instruments and precious metals materials. Actual results could materially differ from those estimates.
Correction of an error
During the quarter ended December 31, 2009, the Company began efforts to develop an improved companywide financial consolidation process. The new process is intended to streamline the preparation of the Company’s consolidated financial statements and provide greater visibility into its divisional and consolidated results of operations and financial position. The newly-developed process was first implemented in conjunction with the reporting of the consolidated financial results included in this Quarterly Report on Form 10-Q.
In applying the new reporting process noted above, management of the Company became aware that certain numbers in the Company’s previously filed Report on Form 10-Q for the period ended September 30, 2009 and the Report on Form 10-K for the period ended June 30, 2009 will require corrections, primarily comprised of reclassifications within the Company’s Consolidated Statements of Operations. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the new consolidation process.

The Company assessed the impact of the corrections on previously-reported numbers and concluded that such adjustments are immaterial to the consolidated financial statements and segmented financial data for each of such periods, individually and in the aggregate. In reaching this conclusion, management of the Company considered both the quantitative and qualitative characteristics of such adjustments.
The impact of the identified adjustments is limited to classification among individual line-items in the consolidated statement of operations. The adjustments had no impact on previously-reported net income or earnings per share data. Based upon the immateriality of the identified adjustments, the Company will not amend it previously-filed Reports on forms 10-K and 10-Q. The Company will, however, reflect the necessary corrections to the affected historical numbers, as may be reported in future Reports filed with the Securities and Exchange Commission.
Presented below is a summary of the impact of each adjustment of previously reported numbers, along with a description of the nature of the identified adjustments:
Correction of an error for the quarter ended September 30, 2009 and 2008:

	Quarter Ended September 30, 2009				Quarter Ended September 30, 2008
	As Originally		As		As Originally		As
	Reported	Adjustment	Corrected		Reported	Adjustment	Corrected
Revenue:
Sales of precious metals	$930,472	$(1,592)	$928,880	a	$1,006,993	$(1,055)	$1,005,938	a
Sales of inventory	44,173	(1,698)	42,475	c	34,133	—	34,133
Auction commissions earned	4,072	1,011	5,083	a,c	3,926	(388)	3,538	a

Total revenue	978,717	(2,279)	976,438		1,045,052	(1,443)	1,043,609

Cost of sales:
Cost of precious metals sold	926,026	(1,466)	924,560	a	999,607	(1,055)	998,552	a
Cost of collectibles sold	40,270	(904)	39,366	b	32,620	(108)	32,512	b

Total cost of sales	966,296	(2,370)	963,926		1,032,227	(1,163)	1,031,064

Gross profit	12,421	91	12,512		12,825	(280)	12,545

Operating expenses:
General and administrative	7,028	331	7,359	a,b,c	6,180	(280)	5,900	a,b
Salaries and wages	6,116	—	6,116		5,944	—	5,944
Depreciation and amortization	461	—	461		437	—	437

Total operating expenses	13,605	331	13,936		12,561	(280)	12,281

Operating (loss) income	(1,184)	(240)	(1,424)		$264	$—	$264

Interest and other income (loss):
Interest income	1,393	—	1,393
Interest expense	(369)	—	(369)
Other income (expense), net	298	240	538	a,c
Unrealized gains (loss) on foreign exchange	(1,017)	—	(1,017)

Interest and other income (expense)	305	240	545

Income (loss) before income taxes and noncontrolling interest	$(879)	$—	$(879)

(a)	Represents the elimination of intercompany transactions

(b)	Represents the reclassification of auction related expenses from cost of sales to selling, general and administrative

(c)	Represents other reclassifications including loss on sale of equipment and auction commissions

Correction of an error for the year ended June 30, 2009 and 2008:

	Year Ended June 30, 2009				Year Ended June 30, 2008
	As Originally		As		As Originally		As
	Reported	Adjustment	Corrected		Reported	Adjustment	Corrected
Revenue:
Sales of precious metals	$4,126,909	$(5,750)	$4,121,159	a	$2,681,031	$542	$2,681,573	a
Sales of inventory	144,320	—	144,320		148,152	—	148,152
Auction commissions earned	22,113	(1,563)	20,550	a	27,798	(1,322)	26,476	a

Total revenue	4,293,342	(7,313)	4,286,029		2,856,981	(780)	2,856,201

Cost of sales:
Cost of precious metals sold	4,084,419	(6,422)	4,077,997	a	2,666,955	2,991	2,669,946	a,b
Cost of collectibles sold	138,589	(1,357)	137,232	b	133,295	(788)	132,507	b

Total cost of sales	4,223,008	(7,779)	4,215,229		2,800,250	2,203	2,802,453

Gross profit	70,334	466	70,800		56,731	(2,983)	53,748

Operating expenses:
General and administrative	30,169	(206)	29,963	a,b	33,051	(3,234)	29,817	a,b
Salaries and wages	29,814	—	29,814		22,140	—	22,140
Depreciation and amortization	1,807	—	1,807		1,911	—	1,911
Litigation settlement	860	—	860		9,020	—	9,020

Total operating expenses	62,650	(206)	62,444		66,122	(3,234)	62,888

Operating (loss) income	7,684	672	8,356		(9,391)	251	(9,140)

Interest and other income (loss):
Interest income	5,614	—	5,614		3,504	—	3,504
Interest expense	(2,373)	—	(2,373)		(3,683)	—	(3,683)
Other income (expense), net	279	(672)	(393	) a	80	(251)	(171	) a
Unrealized gains (loss) on foreign exchange	3,068	—	3,068		(3,251)	—	(3,251)

Interest and other income (expense)	6,588	(672)	5,916		(3,350)	(251)	(3,601)

Income (loss) before income taxes and noncontrolling interest	$14,272	$—	$14,272		$(12,741)	$—	$(12,741)

(a)	Represents the elimination of intercompany transactions

(b)	Represents the reclassification of auction related expenses from/to cost of sales from/to selling, general and administrative
Business Segments
Trading
The Company’s trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company’s trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 58% of the Company’s outstanding common stock. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coin collateral to coin dealers, collectors and investors.
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

European Operations
The European Operations (the “European Operations”) of the Company are comprised of ten (10) European companies, each of which is wholly owned by the Company. The European Operations are primarily engaged in the sale of philatelic material by auction.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the six months ended December 31, 2009. See Footnote 2 of the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for a comprehensive description of the Company’s significant accounting policies.
Comprehensive Income (Loss)
The components of our comprehensive income (loss) for the six months ended December 31, 2009 and 2008 include net income (loss), adjustments to stockholders’ equity for the foreign currency translation adjustments, and changes in net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.
Following is our comprehensive income (loss) with the respective tax impacts for the six month periods ended December 31, 2009 and 2008:

	Six months ended	Six months ended
	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)

Net income	$3,177	$8,283

Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on marketable securities, net of tax	(183)	(156)
Foreign currency translation adjustment	827	(4,677)

Other comprehensive income (loss)	644	(4,833)

Less: Total comprehensive income attributable to noncontrolling interest	(895)	(2,056)

Total comprehensive income (loss) attributable to Spectrum Group International, Inc.	$2,926	$1,394

Foreign Currency Translation Gains (Losses)
The Company recognized gains and losses on foreign exchange in the consolidated statements of operations in connection with the translation of Euro-denominated loans totaling $26.3 million and $28.0 million at December 31, 2009 and June 30, 2009, respectively, owed by SGI and its US subsidiaries to certain of its subsidiaries included in its European Operations. The Company recognized an unrealized gain of $0.5 million and an unrealized loss of $(0.6) million for the three months and six months ended December 31, 2009, respectively. For the three months and six months ended December 31, 2008, the Company recognized unrealized gains of $0.6 million and $3.0 million, respectively, related to these foreign currency loans.
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
Earnings Per Share
Basic earnings per share does not include the effects of potentially dilutive stock options and other long-term incentive stock awards, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Basic and diluted earnings per share include vested but unissued restricted stock. In computing basic and diluted earnings per share for all periods presented, the Company also included the impact of 3.3 million shares of common stock issued in connection to a legal settlement (See Note 12), as if these shares were issued on September 10, 2008 (the date of the execution of the settlement agreement). Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options, for periods in which the options’ exercise price is lower than the Company’s average share price for the period.
A reconciliation of shares used in calculating diluted earnings per common shares follows. In computing diluted earnings per share for the three months and six months ended December 31, 2009, the Company excluded options to purchase 359,075 shares of common stock and 37,500 stock appreciation rights (“SARS”) where exercise prices were in excess of the quoted market price of the Company’s common stock because inclusion would be anti-dilutive from both periods. In computing diluted earnings per share for the three months and six months ended December 31, 2008, the Company excluded options to purchase 375,450 and 363,825 shares of common stock, respectively, and 37,500 SARS for both periods where exercise prices were in excess of the quoted market price of the Company’s common stock because inclusion would be anti-dilutive at the end of each period. There is no dilutive effect of stock appreciation rights as such obligations are net settled and were out of the money at December 31, 2009 and 2008.
A reconciliation of basic and diluted shares is as follows:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(thousands of shares)	(thousands of shares)	(thousands of shares)	(thousands of shares)
Basic weighted average shares outstanding	31,985	31,617	31,851	30,324
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	968	701	968	712

Diluted weighted average shares outstanding	32,953	32,318	32,819	31,036

Subsequent Events
The Company has evaluated events subsequent to December 31, 2009 to assess the need for potential recognition or disclosure in this Report. Such events were evaluated through February 12, 2010, the date these condensed consolidated financial statements were issued. See further discussion in Note 17.
Recent Accounting Pronouncements
Recently issued accounting pronouncements: The Company adopted no accounting pronouncements during the quarter ended December 31, 2009 that had a material effect on the Company’s condensed consolidated financial statements.
Recently issued accounting pronouncements not yet adopted: The Company is not aware of any issued but not yet adopted accounting pronouncements that, when adopted, are expected to have a material impact on the Company’s condensed consolidated financial statements.
2. CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company’s Trading segment revenues for the three months and six months ended December 31, 2009 and 2008 are listed below:

	Three months ended		Three months ended		Six months ended		Six months ended
	December 31, 2009		December 31, 2008		December 31, 2009		December 31, 2008
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %	in $’s	as a %	in $’s	as a %
Total Trading segment revenue	$1,664,296	100.0%	$973,251	100.0%	$2,593,176	100.0%	$1,979,189	100.0%

Trading segment customer concentrations
Customer A	$517,942	31.1%	$207,623	21.3%	$741,935	28.6%	$375,876	19.0%

Total	$517,942	31.1%	$207,623	21.3%	$741,935	28.6%	$375,876	19.0%

Customers providing 10 percent or more of the Company’s Trading segment’s accounts receivable, excluding $16,631,000 and $17,727,000 secured loans, at December 31, 2009 and June 30, 2009, respectively, are listed below:

	December 31, 2009		June 30, 2009
	(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$29,009	100.0%	$16,205	100.0%

Trading segment customer concentrations
Customer A	$19,028	65.6%	$3,894	24.0%
Customer B	1,964	6.8	2,535	15.6

Total	$20,992	72.4%	$6,429	39.6%

Customers providing 10 percent or more of the Company’s Trading segment’s secured loans at December 31, 2009 and June 30, 2009, respectively, are listed below:

	December 31, 2009		June 30, 2009
	(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$16,631	100.0%	$17,727	100.0%

Trading segment customer concentrations
Customer A	$2,869	17.3%	$3,043	17.2%
Customer B	2,745	16.5	2,600	14.7
Customer C	2,502	15.0	2,502	14.1

Total	$8,116	48.8%	$8,145	46.0%

The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the three months and six months ended December 31, 2009 and 2008 and as of December 31, 2009 and June 30, 2009, the Collectibles segment had no reportable concentrations.
3. RECEIVABLES
Receivables and secured loans from the Company’s trading segment consist of the following as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
	(in thousands)	(in thousands)
Customer trade receivables	$22,053	$9,138
Wholesale trade advances and other	1,743	3,493
Secured loans	16,631	17,727
Due from brokers	5,213	3,574

Subtotal	45,640	33,932
Less: allowance for doubtful accounts	(108)	(319)

Subtotal	45,532	33,613
Derivative assets — futures contracts	1,202	10,875
Derivative assets — forward contracts	1,256	1,726

Receivables, net	$47,990	$46,214

Customer trade receivables represent short-term, noninterest-bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.
Wholesale trade advances represent advances of refined materials to customers, most of which are secured by unrefined materials received from the customer. These advances are generally limited to a portion of the unrefined materials received. These advances are short-term, noninterest-bearing advances made to wholesale metals dealers and government mints.
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material, which is held in safekeeping by CFC. For the six months ended December 31, 2009 and 2008, the loans carried a weighted average effective interest rate of 9.6% and 9.6%, respectively, per annum and mature in periods generally ranging from three months to one year.
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
Accounts receivable and consignor advances from the Company’s Collectibles segment consist of the following at December 31, 2009 and at June 30, 2009:

	December 31, 2009	June 30, 2009
	(in thousands)	(in thousands)
Auction and trade	$7,626	$7,555
Less: allowance for doubtful accounts	(501)	(549)

Accounts receivable from collectibles operations, net	$7,125	$7,006

The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company’s auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advance receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2009 and as of June 30, 2009 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the allowance for doubtful accounts for the six months ended December 31, 2009 (in thousands):

Balance, June 30, 2009	$868
Provision for loss	328
Charge off to reserve	(612)
Foreign currency exchange rate charges	25

Balance, December 31, 2009	$609

4. INVENTORIES
The Trading segment’s inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories at December 31, 2009 and June 30, 2009 totaled $805,000 and $1,477,000, respectively. Commemorative coins and other products, which are not hedged, are included in inventory at the lower of cost or market totaled $2,295,000 and $3,413,000 at December 31, 2009 and June 30, 2009, respectively. For the three months and six months ended December 31, 2009 and 2008, the unrealized gain/(loss) resulting from the difference between market value and cost of physical inventories totaled $14,283,000, $3,084,000, $(1,778,000) and $9,990,000, respectively, and is included as a reduction of the cost of products sold in the accompanying consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the consolidated statements of operations.
The Trading segment’s inventories include amounts borrowed from various suppliers under ongoing agreements totaling $32,712,000 at December 31, 2009 and $15,100,000 at June 30, 2009. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets (See Note 8).The Trading segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 9).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers at December 31, 2009 and June 30, 2009 totaled $19,684,000 and $15,701,000, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

Inventories as of December 31, 2009 and June 30, 2009 consisted of the following:

	December 31, 2009	June 30, 2009
	(in thousands)	(in thousands)
Trading segment inventory	$103,447	$92,043
Less: provision for loss	(104)	(104)

Trading, net	$103,343	$91,939

Collectibles segment inventory	$28,198	$26,719
Less: provision for loss	(2,363)	(3,004)

Collectibles, net	$25,835	$23,715

Total inventory, gross	$131,645	$118,762
Less: provision for loss	(2,467)	(3,108)

Net inventory	$129,178	$115,654

Activity in the allowance for inventory loss reserves for the six months ended December 31, 2009 is as follows (in thousands):

Balance, June 30, 2009	$3,108
Provision for loss	263
Charge off to reserve	(882)
Foreign currency exchange rate changes	(22)

Balance, December 31, 2009	$2,467

5. OTHER PURCHASED INTANGIBLE ASSETS
The carrying values of other purchased intangible assets at December 31, 2009 and at June 30, 2009 are as described below:

		December 31, 2009			June 30, 2009
	Estimated	(in thousands)			(in thousands)
	Useful Lives	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated		Net Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Impairment	Value
Trademarks	Indefinite	$2,604	$—	$2,604	$2,616	$—	$(80)	$2,536
Customer lists	5 — 15	9,189	(3,819)	5,370	9,161	(3,500)	—	5,661
Non-compete and other	4	2,248	(2,189)	59	2,302	(2,198)	—	104

		$14,041	$(6,008)	$8,033	$14,079	$(5,698)	$(80)	$8,301

The Company’s intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company’s intangible assets was $371,000 and $597,000 for the six months ended December 31, 2009 and 2008, respectively. In December 2008, the Company purchased Ponterio & Associates for $792,000, of which $592,000 was paid in December 2008 and $200,000 was paid in December 2009. The Company entered into an earn-out agreement in connection with the purchase of Ponterio & Associates in which the Company was obligated to provide additional consideration, thus increasing the original purchase price, based on performance provisions of qualified earnings during the period from December 1, 2008 through November 30, 2009. The Company finalized the computation of the earn-out obligation as of December 31, 2009 accruing $335,000 as of that date. Goodwill recorded in connection with this earn-out is $248,000 and the Company recorded purchased intangibles relating to this earn-out totaling $87,000. The Company wrote off $64,000 in fully amortized non-compete intangibles during the three month period ended December 31, 2009.

Estimated amortization expense on an annual basis for the succeeding five years is as follows:

Years ending June 30:	(in thousands)
2010 (remaining 6 months)	$392
2011	646
2012	575
2013	515
2014	498
Thereafter	2,803

Total	$5,429

6. ACCOUNTS PAYABLE, CUSTOMER DEPOSITS AND CONSIGNOR PAYABLES
Accounts payable consist of the following as of:

	December 31, 2009	June 30, 2009
	(in thousands)	(in thousands)
Trade payable to customers and other accounts payable	$1,071	$5,909
Advances from customers	12,640	5,834
Net liability on margin accounts	8,248	3,041
Due to brokers	—	648
Other Accounts Payable	3,994	—
Derivative liabilities — open purchase and sales commitments	4,737	5,356

	$30,690	$20,788

7. INCOME TAXES
The provision (benefit) for income taxes for the three and six months ended December 31, 2009 and 2008 consisted of:

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)

Current:
Federal	$(1,586)	$731	$(3,067)	$1,065
State	95	345	112	502
Foreign	550	172	608	251

Total current tax provision (benefit)	(941)	1,248	(2,347)	1,818

Deferred:
Federal	33	(24)	68	(35)
State	10	16	22	24
Foreign	474	3	273	4

Total deferred tax provision (benefit)	517	(5)	363	(7)

Income tax provision (benefit)	$(424)	$1,243	$(1,984)	$1,811

Income taxes receivable at December 31, 2009, and June 30, 2009 totaled approximately $6.6 million, and $3.4 million, respectively, and were primarily comprised of Federal net operating loss carryback claims and certain overpayments of state taxes.
Income (loss) before income taxes and noncontrolling interests for U.S. and foreign-based operations for the three months and six months ended December 31, 2009 and 2008 are shown below (in thousands):

	Three months ended	Three months ended	Six months ended	Six months ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
U.S.	$1,195	$4,613	$(191)	$9,401
Foreign	877	1,831	1,384	693

Income before income taxes and noncontrolling interest	$2,072	$6,444	$1,193	$10,094

The income (loss) before income taxes and noncontrolling interests for U.S. and foreign-based operations reflect the effects of related party interest income (foreign-based operations) and interest expense (U.S. operations) totaling $296,000 and $602,000, $479,000 and $999,000 for the three months and six months ended December 31, 2009 and 2008, respectively.
On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (P.I. 111-92) was enacted. The new law significantly expands the scope of the five-year net operating loss carryback for U.S. federal tax purposes. Rather than being limited to business with gross receipts of $15 million or less, it now is available to all business. Business can still choose to carryback losses to either the third, fourth or fifth year; however, except for those small businesses with gross receipts of $15 million or less, losses carried back to the fifth year are limited to 50 percent of the taxable income in that year. The Company recorded an income tax benefit of approximately $1.5 million for the three and six months ended December 31, 2009 to recognize an additional refundable carryback claim that may be permitted under these provisions.
On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carry-forward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carry-forward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. The Company does not expect this change in tax law to materially impact its tax provision, except for the increase in the current state tax liability due to the temporary suspension of the utilization of California net operating loss carry-forwards.
The Company’s effective income tax rate differed from the statutory federal income tax rate (34%) due primarily to state and foreign income taxes and changes in the valuation allowance.
A reconciliation of the total unrecognized tax benefits (UTBs) at the beginning and end of the period are as follows (in thousands):

	UTBs	FIN 48 Payable
Balance as of June 30, 2009	$26,587	$2,475
Increase as a result of tax positions taken during the current period	84	84
Increase as a result of additional interest and penalties during the current period	—	61

Balance as of December 31, 2009	$26,671	$2,620

Final determination of a significant portion of the Company’s global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax provision in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004, 2005 and 2006, and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are currently under examination as discussed in our 2009 annual report on Form 10-K in Note 15. For our remaining foreign operations, either examinations have been completed by tax authorities or the statute of limitations have expired for tax returns filed by the Company for the years through 2002.
8. FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $85,000,000 including a facility for letters of credit up to a maximum of $85,000,000. A-Mark routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.23% and 0.32% as of December 31, 2009 and June 30, 2009, respectively. Borrowings are due on demand and totaled $48,350,000 and $52,750,000 for lines of credit and $4,750,000 and $4,750,000 for letters of credit at December 31, 2009 and at June 30, 2009, respectively. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Credit Facility are formula based and totaled $31,900,000 and $27,500,000 at December 31, 2009 and June 30, 2009. The Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Credit Facility is cancelable by written notice of the financial institutions.

A-Mark’s Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at December 31, 2009 were $35.2 million and $84.5 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. A-Mark had borrowed metals included in inventories with market values totaling $32,712,000 and $15,100,000 at December 31, 2009 and at June 30, 2009, respectively. Certain of these metals are secured by letters of credit issued under the Credit Facility, which totaled $4,750,000 and $4,750,000 at December 31, 2009 and at June 30, 2009, respectively.
Interest expense related to A-Mark’s borrowing arrangements totaled $431,000, $800,000, $590,000 and $1,258,000 for the three months and six months ended December 31, 2009 and 2008, respectively.
9. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 4), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchase and sale of a variety of derivative products such as metal’s forwards and futures.
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
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. Gains or losses resulting from the Company’s futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net (gain) loss on derivative instruments in the consolidated statements of operations of $(14,427,000) and $2,108,000 for the six months ended December 31, 2009 and 2008, respectively, includes both realized and unrealized amounts.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at December 31, 2009 and at June 30, 2009:

	December 31, 2009	June 30, 2009
	(in thousands)	(in thousands)
Trading Inventory, net	$103,343	$91,939
Less unhedgable inventory:
Commemorative coins	(2,295)	(3,413)
Premium on metals position	(805)	(1,477)

Subtotal	100,243	87,049
Commitments at market:
Open inventory purchase commitments	215,262	131,844
Open inventory sale commitments	(97,984)	(38,370)
Margin sale commitments	(19,926)	(7,358)
Premium on open commitments position	818	32
Inventory borrowed from suppliers	(32,712)	(15,100)
Advances on industrial metals	137	700

Inventory subject to price risk	165,838	158,797

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	54,292	27,731
Precious metals futures contracts at market values	113,764	132,651

Total market value of derivative financial instruments	168,056	160,382

Net inventory subject to price risk, Company consolidated basis	$(2,218)	$(1,585)

Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(2,218)	$(1,585)
Open inventory purchase commitments with affiliates	7,204	1,088
Open inventory sale commitments with affiliates	(5,498)	—
Premium on open commitments position with affiliates	450	—

Net inventory subject to price risk, A-Mark stand-alone basis	$(62)	$(497)

At December 31, 2009 and June 30, 2009, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $215,262,000 and $97,984,000, $131,844,000 and $38,370,000, respectively; purchase and sale commitments related to open forward contracts totaling $54,292,000 and $27,731,000, respectively, and purchase and sale commitments relating to open futures contracts totaling $113,764,000 and $132,651,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
During the three months and six months ended December 31, 2009, the Company recorded a net unrealized (gain) loss on open future commodity and forward contracts and open purchase and sale commitments of $(4,823,000) and $2,027,000 and net realized gains on future commodity contract of $(12,299,000) and $(16,454,000), respectively. This resulted in the recordation of net unrealized (gains) in the condensed consolidated statement of operations totaling $(17,122,000) and $(14,427,000) for the three and six months ended December 31, 2009 . During the three months and six months ended December 31, 2008, the Company recorded a net unrealized (gain) loss on open future commodity and forward contracts and open purchase and sale commitments of $(1,860,000) and $576,000 and net realized losses on future commodity contract of $12,403,000 and $1,532,000), respectively. This resulted in the recordation of net unrealized losses in the condensed consolidated statement of operations totaling $10,543,000 and $2,108,000 for the three and six months ended December 31, 2008.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2009 are scheduled to settle within 90 days. The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the related fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2009, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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
The Company has determined that WGBV is a variable interest entity (“VIE”) and that A-Mark is the primary beneficiary. Accordingly, A-Mark has consolidated the financial position of WGBV as of December 31, 2009 and 2008 and the results of its operations for the three and six month periods then ended are included in these consolidated financial statements.
Noncontrolling interest represents Auctentia’s 20% share in the net assets and income of A-Mark and the outside partner’s 50% interest in the net assets and income of the WGBV joint venture.
The Company’s consolidated balance sheet includes the following noncontrolling interests as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
	(in thousands)	(in thousands)
Auctentia 20% interest in Spectrum PMI	$8,929	$9,167
Winter Games Bullion Ventures, LLC. 50% outside interest	1,280	1,147

Total	$10,209	$10,314

The Company’s consolidated statement of operations for the three months and six months ended December 31, 2009 and 2008 included the following noncontrolling interest components:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Auctentia 20% interest in Spectrum PMI	$464	$1,056	$763	$1,592
Winter Games Bullion Ventures, LLC. 50% interest	18	269	132	464

Total	$482	$1,325	$895	$2,056

The following table summarizes the balance sheet of WGBV:

	December 31, 2009	June 30, 2009
	(in thousands)	(in thousands)
Cash	$113	$154
Receivables	315	21
Inventories	2,352	3,516
Prepaid expenses	57	—

Total Assets	$2,837	$3,691

Accounts payable and other liabilities	$278	$1,397
Members’ equity	2,559	2,294

Total liabilities and members’ equity	$2,837	$3,691

The following table summarizes the statements of income of WGBV:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Sales	$11,391	$32,173	$21,997	$35,664
Cost of products sold	11,219	31,360	21,456	34,362

Gross profit	172	813	541	1,302
Operating and other expenses	134	274	276	374

Net income	$38	$539	$265	$928

11. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 to the Notes to Consolidated Financial Statements in the 2009 Annual Report for information relating to minimum rental commitments under operating leases, consulting and employment contracts, and other commitments. There have been no material changes to such scheduled commitments as of the filing of this Report.
12. LITIGATION
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2009 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2009 Annual Report, which are incorporated by reference into this filing. There have been no material developments in those legal proceedings since the date of our 2009 Annual Report, except as follows:
Greg Manning v. SGI
The arbitration hearings that were originally scheduled to take place in December 2009 were postponed by agreement of the parties. We are in the process of selecting new dates for the hearings.
Security Class Action and Derivative Lawsuits Settlement
As part of the settlement of the shareholder litigation, on October 1, 2009, the Company issued the remaining 3,277,777 shares of common stock to the settlement fund. These shares have been distributed to the claimants. The Company has no further obligation or liability under the settlement agreement. The Company’s litigation settlement accrual total of $6,556,000 was relieved with the distribution.
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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At December 31, 2009, there were 797,499 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the three months and six months ended December 31, 2009 and 2008, the Company recorded no expense in the consolidated statement of operations related to the vesting of previously issued employee stock options for all periods. The Company made no grants during the six months ended December 31, 2009 and 2008.

The following table summarizes the stock option activity for the six months ended December 31, 2009:

Weighted
Average
		Weighted		per share
		Average	Intrinsic Value	Grant Date
	Options	Exercise Price	(in thousands)	Fair Value
Outstanding at June 30, 2009	604,325	6.09	$104	4.63

Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding at December 31, 2009	604,325	6.09	$104	4.63

Shares exercisable at December 31, 2009	604,325	6.09	$104	4.63

Following is a summary of the status of stock options outstanding at December 31, 2009:

Options Outstanding					Options Exercisable
			Weighted	Weighted		Weighted
Exercise Price		Number of	Average	Average	Number of	Average
Ranges		Shares	Remaining	Exercise	Shares	Exercise
From	To	Outstanding	Contractual Life	Price	Exercisable	Price
$1.00	$5.00	391,250	3.3	$2.29	391,250	$2.29
5.01	10.00	26,200	3.9	8.96	26,200	8.96
10.01	15.00	186,875	4.3	13.65	186,875	13.65

		604,325	3.6	$6.09	604,325	$6.09

The Company has issued restricted stock to certain members of management and key employees. During the six months ended December 31, 2009 and 2008, the Company granted 508,226 and 326,548 restricted shares at a weighted average issuance price of $2.65 and $2.74, respectively. Total compensation expense recorded for restricted shares for the six months ended December 31, 2009 and 2008 was $754,000 and $435,000, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $1,322,000.
The following table summarizes the restricted stock grant activity for the six months ended December 31, 2009:

		Weighted
		Average share
	Shares	price at grant date
Outstanding at June 30, 2009	676,682	$2.54
Shares granted	508,226	2.65
Shares issued	(306,002)	2.63
Shares forfeited	—	—
Shares withheld for employee taxes	(64,011)	2.66

Outstanding at December 31, 2009	814,895	$2.57

Vested but unissued at December 31, 2009	92,502

Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of December 31, 2009 and as of June 30, 2009, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06 and $12.06 per share, respectively. At December 31, 2009 and at June 30, 2009, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the six months ended December 31, 2009 and 2008, the Company recognized approximately $0 and $0, respectively, of pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.

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
14. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s operations are organized under two business segments — Collectibles and Trading. See Note 17 on the Company’s 2009 Annual Report on Form 10-K for additional information about reportable segment.
Segment information for the Company is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Revenue:
Trading	$1,664,296	$973,251	$2,593,176	$1,979,189

Collectibles:
Coins	35,734	25,959	77,991	57,008
Stamps	4,440	9,682	9,404	15,933
Others	3,034	240	3,371	611

Total Collectibles	43,208	35,881	90,766	73,552

Total revenue	$1,707,504	$1,009,132	$2,683,942	$2,052,741

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Revenue by Geographic Region:
United States	$1,705,008	$1,004,102	$2,679,287	$2,047,298
Asia Pacific	348	210	698	213
Europe	2,148	4,820	3,957	5,230

Total revenue	$1,707,504	$1,009,132	$2,683,942	$2,052,741

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Operating income (loss):
Trading	$2,063	$8,323	$3,971	$12,607
Collectibles	1,541	(1,316)	701	(4,230)
Corporate expenses	(2,603)	(1,741)	(5,095)	(2,847)

Operating income (loss)	$1,001	$5,266	$(423)	$5,530

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Depreciation and amortization:
Trading
Depreciation and amortization	$161	$249	$339	$497
Collectibles
Depreciation and amortization	239	202	522	391

Depreciation and amortization	$400	$451	$861	$888

	December 31,	June 30,
Inventories by segment/geographic region:	2009	2009
	(in thousands)	(in thousands)
Trading:
United States	$103,343	$91,939

Collectibles:
United States	24,125	22,256
Europe	1,590	1,277
Asia	120	182

Total Collectibles	25,835	23,715

Total inventories	$129,178	$115,654

	December 31,	June 30,
Total assets by segment/geographic region:	2009	2009
	(in thousands)	(in thousands)
Trading:
United States	$162,758	$151,986

Collectibles:
United States	39,129	38,485
Europe	16,816	19,791
Asia	1,297	1,398

Total Collectibles	57,242	59,674

Corporate and other	12,659	6,489

Total assets	$232,659	$218,149

	December 31	June 30
Total long term assets by segment/geographic region:	2009	2009
	(in thousands)	(in thousands)
Trading:
United States	$10,264	$10,451

Collectibles:
United States	4,682	4,733
Europe	860	638
Asia	142	152

Total Collectibles	5,684	5,523

Corporate and other	7,679	4,505

Total long term assets	$23,627	$20,479

15. FAIR VALUE MEASUREMENTS
Valuation Hierarchy
GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which the measurements fall (in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2009
	( in thousands)
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$101,095	$—	$—	$101,095
Derivative assets — open sales and purchase commitments	—	—	—	—
Derivative assets — futures contracts	—	1,202	—	1,202
Derivative assets — forward contracts	—	1,256	—	1,256

Total assets valued at fair value:	$101,095	$2,458	$—	$103,553

Liabilities:
Liability on borrowed metals	$(32,712)	$—	$—	$(32,712)
Liability on margin accounts	(8,248)	—	—	(8,248)
Derivative liabilities — open sales and purchase commitments	—	(4,737)	—	(4,737)

Total liabilities valued at fair value:	$(40,960)	$(4,737)	$—	$(45,697)

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
Commodities
Commodities consisting of the precious metals component of the Company’s inventories are carried at fair value. The commemorative coins inventory totaling $2,295,000 as of December 31, 2009 is carried at cost and is thus excluded from the fair value disclosure. The fair value for commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities are classified in Level 1 of the valuation hierarchy.

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
16. SUPPLEMENTAL CASH FLOW INFORMATION

	Six Months Ended	Six Months Ended
	December 31, 2009	December 31, 2008
	(in thousands)	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid	$708	$1,320

Income taxes paid	701	166

Supplemental disclosure of non-cash transactions:
Issuance of 3,277,777 shares pursuant to legal settlement	$(6,556)	$—

Accrual of Ponterio & Associates, Inc. earn-out obligation	(335)	—

17. SUBSEQUENT EVENT
On January 1, 2010, the Company consummated the acquisition of all of the share capital of Garritsen Beheer B.V., a privately-held, Netherlands-based philatelic auction house, for cash consideration of approximately 250,000 Euros (approximately $375,000). The purchase price is potentially subject to minor adjustment, pending the resolution of certain administrative matters.

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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:
•	Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the three months and six months ended December 31, 2009 and 2008.

•	Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•	Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. (Our reporting segments are defined in Note 14 of the Notes to Condensed Consolidated Financial Statements.) For the quarter ended December 31, 2009, our Trading and Collectibles segments reported revenues of $1.7 billion, or 97.5%, and $43.2 million, or 2.5%, compared to $973.3 million, or 96.4%, and $35.9 million, or 3.6%, respectively, for the quarter ended December 31, 2008. These segments achieved operating profits of $2.1 million and $1.5 million contributing to a consolidated operating income of $1.0 million during the current quarter compared to operating profits/(losses) of $8.5 million and $(0.6) million contributing to a consolidated operating income of $5.3 million during the same period of the prior year.
For the six months ended December 31, 2009, our Trading and Collectibles segments reported revenues of $2.6 billion, or 96.6%, and $90.8 million, or 3.4%, compared to $2.0 billion, or $96.4%, and $73.6 million, or 3.6%, respectively, for the six months ended December 31, 2008. These segments achieved operating profits of $4.0 million and $0.7 million contributing to a consolidated operating loss of $(0.4) million during the current year compared to operating profits/(losses) of $12.8 million and $(3.5) million contributing to a consolidated operating income of $5.5 million during the same period of the prior year.
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
RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months and Six Months Ended December 31, 2009 and 2008
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2009 and 2008 are as follows (dollars in thousands):

		% of		% of	Increase/	% of Increase/
	2009	revenue	2008	revenue	(decrease)	(decrease)
Revenue	$1,707,504	100.0%	$1,009,132	100.0%	$698,372	69.2%

Gross profit	14,938	0.9	23,291	2.3	(8,353)	(35.9)

General and administrative expenses	5,597	0.3	7,454	0.7	(1,857)	(24.9)
Salaries and wages	7,931	0.5	10,117	1.0	(2,186)	(21.6)
Depreciation and amortization	409	0.0	454	0.0	(45)	(9.9)

Operating income (loss)	1,001	0.1	5,266	0.6	(4,265)	(81.0)
Interest income	1,476	0.1	1,115	0.1	361	32.4
Interest expense	(431)	(0.0)	(607)	(0.1)	176	(29.0)
Other income (expense), net	(458)	0.0	31	0.0	(489)	(1,577.4)
Unrealized gains(loss) on foreign exchange	484	0.0	639	0.1	(155)	(24.3)

Income (loss) before income taxes	2,072	0.2	6,444	0.7	(4,372)	(67.8)

		% of		% of	Increase/	% of Increase/
	2009	revenue	2008	revenue	(decrease)	(decrease)
Income taxes (benefit)	(424)	0.0	1,243	0.1	(1,667)	(134.1)

Net income	2,496	0.2	5,201	0.6	(2,705)	(52.0)
Less: Net profit attributable to the noncontrolling interest	(482)	0.0	(1,325)	(0.1)	843	(63.6)

Net income attributable to Spectrum Group International, Inc.	$2,014	0.2%	$3,876	0.5%	$(1,862)	(48.0)%

Earnings per share attributable to Spectrum Group International, Inc.
Basic	$0.06		$0.12		$(0.06)	(50.0)%

Diluted	$0.06		$0.12		$(0.06)	(50.0)%

Weighted average shares outstanding
Basic	31,985		31,617

Diluted	32,953		32,318

The operating results of our business for the six months ended December 31, 2009 and 2008 are as follows (dollars in thousands):

		% of		% of	Increase/	% of Increase/
	2009	revenue	2008	revenue	(decrease)	(decrease)
Revenue	$2,683,942	100.0%	$2,052,741	100.0%	$631,201	30.7%

Gross profit	27,450	1.0	35,836	1.7	(8,386)	(23.4)

General and administrative expenses	12,956	0.5	13,354	0.6	(398)	(3.0)
Salaries and wages	14,047	0.5	16,061	0.8	(2,014)	(12.5)
Depreciation and amortization	870	0.0	891	0.0	(21)	(2.4)

Operating income (loss)	(423)	0.0	5,530	0.3	(5,953)	(107.6)
Interest income	2,869	0.1	2,319	0.1	550	23.7
Interest expense	(800)	(0.0)	(1,460)	(0.1)	660	(45.2)
Other income (expense), net	80	0.0	734	0.0	(654)	(89.1)
Unrealized gains(loss) on foreign exchange	(533)	0.0	2,971	0.1	(3,504)	(117.9)

Income (loss) before income taxes	1,193	0.1	10,094	0.4	(8,901)	(88.2)
Income taxes (benefit)	(1,984)	(0.1)	1,811	0.1	(3,795)	(209.6)

Net income	3,177	0.2	8,283	0.3	(5,106)	(61.6)
Less: Net profit attributable to the noncontrolling interest	(895)	(0.1)	(2,056)	(0.1)	1,161	(56.5)

Net income attributable to Spectrum Group International, Inc.	$2,282	0.1%	$6,227	0.2%	$(3,945)	(63.4)%

Earnings per share attributable to Spectrum Group International, Inc.
Basic	$0.07		$0.21		$(0.14)	(66.7)%

Diluted	$0.07		$0.20		$(0.13)	(65.0)%

Weighted average shares outstanding
Basic	31,851		30,324

Diluted	32,819		31,036

Revenues and Gross Profit. For the quarter, our revenues increased by $0.7 billion, or 69.2%, to $1.7 billion in 2009 from $1.0 billion in 2008. This was due primarily to a shift in product mix in our Trading segment resulting from an increased demand for gold products.
For the six month, revenues increased $0.6 billion, or 30.7%, to $2.7 billion in 2009 from $2.1 billion in 2008. This increase was the result of a number of factors, including increased demand for gold products worldwide.
For the quarter, our Collectibles segment experienced an increase in revenues of $7.3 million, or 20.4%, to $43.2 million in 2009 from $35.9 million in 2008. Numismatics revenues increased by $9.5 million, or 37.1%, to $35.0 million in 2009 from $25.5 million in 2008 due to increased auction revenues as well as an increase in revenues in the Company’s wholesale Numismatics unit This was partially offset by a decrease in Philatelic revenues of $4.9 million, or 49.1%, and augmented by the Company’s new Wine auction business with revenues of $2.6 million.
For the six months, our Collectibles segment experienced an increase in revenues of $17.2 million, or 23.4%, to $90.8 million in 2009 from $73.6 million in 2008. Numismatics revenues increased $21.0 million, or 36.8%, to $78.0 million in 2009 from $57.0 million in 2008 due to increased auction revenues as well as an increase in revenues in the Company’s wholesale Numismatics unit. This was offset slightly by a decrease in Philatelic revenues of $6.5 million, or 41.0%, and augmented by the Company’s new Wine auction business with revenues of $2.6 million.
The Company launched a new Collectibles business line, Spectrum Wine Auctions, which specializes in the sale of rare wines and held its first live auction in November 2009, generating all of the wine auction $2.6 million revenue reported in the quarter ended December 31, 2009 and the six months ended December 31, 2009.
For the quarter, our gross profit decreased by $8.4 million, or 35.9%, to $14.9 million in 2009 from $23.3 million in 2008. This was primarily due to a decrease in the gross profit of our Trading segment of $9.4 million, or 60.9%, to $6.0 million in 2009 from $15.4 million in 2008. This decrease was primarily attributable to lower premiums and margins in our precious metal products resulting largely from an increased supply of precious metal products. This was offset by an increase in the gross profit of our Collectibles segment of $1.0 million, or 12.8%, to $8.9 million in 2009 from $7.9 million in 2008 due primarily to increased auction profits and an increase in profitability in the Company’s wholesale Numismatics unit.
For the six months, gross profit decreased by $8.4 million, or 23.4%, to $27.4 million in 2009 from $35.8 million in 2008. This was primarily due to a decrease in the gross profit of our Trading segment of $12.3 million, or 54.0%, to $10.5 million in 2009 from $22.8 million in 2008. This decrease was primarily attributable to lower premiums and margins in our precious metal products resulting largely from an increased supply of precious metal products. This was offset by an increase in the gross profit in our Collectibles segment of $3.9 million, or 30.0%, to $17.0 million in 2009 from $13.1 million in 2008, due to increased auction profits and an increase in profitability in the Company’s wholesale Numismatics unit.
For the quarter, our gross profit margins decreased to 0.9% in 2009 from 2.3% in 2008. This was attributable primarily to a decrease in our Trading segment margins to 0.4% in 2009 from 1.6% in 2008. Gross profit margins in our Collectibles segment decreased to 20.6% in 2009 from 22.0% in 2008.
For the six months, gross profit margins decreased to 1.0% in 2009 from 1.7% in 2008. This was attributable primarily to a decrease in our Trading segment margins to 0.4% in 2009 from 1.2% in 2008. Gross profit margins in our Collectibles segment increased to 18.7% in 2009 from 17.8% in 2008.
For the quarter and the six months ended December 31, 2009, the premiums charged for bullion products by the Trading segment decreased significantly from the premiums charged in the comparable periods in the prior year. The Company believes the premium levels experienced in 2008 were the result of highly volatile market conditions and may not be achieved in future periods.
Operating Expenses. For the quarter, our general and administrative expenses decreased by $1.9 million or 24.9%, to $5.6 million in 2009 from $7.5 million in 2008. For the quarter, North American Philatelic general and administrative expenses decreased by 1.6 million from 2008 to 2009. For the six months, general and administrative expenses decreased by $0.4 million, or 3.0%, to $13.0 million in 2009 from $13.4 million in 2008. For the six months ended December 31, 2009, Philatelic general and administrative expenses decreased by $2.7 million from 2008 to 2009. This was offset by an increase in the Corporate expenses of $2.3 million from

2008 to 2009. The decrease in Philatelic expenses was due primarily to the shut-down of Bethel, CT. facility. The increase in the Corporate expenses is due primarily to an increase in legal and accounting charges in 2009.
For the quarter, salaries and wages decreased by $2.2 million or 21.6%, to $7.9 million in 2009 from $10.1 million in 2008. This was primarily due to a decrease in performance-based compensation expense in the Trading segment of $3.1 million, or 57.2%. This decrease is offset primarily by an increase in salaries and wages in the Company’s Collectibles segment of $0.7 million or 19.7%. This was due in part to an increase in performance-based compensation of $0.2 million or 251.7% in the Collectibles segment.
For the six months, salaries and wages decreased by $2.0 million or 12.5%, to $14.0 million in 2009 from $16.0 million in 2008. This was primarily due to a decrease in performance-based compensation expense in the Trading segment of $3.9 million or 55.1%. This decrease is offset primarily by an increase in salaries and wages in the Company’s Collectibles segment of $1.1 million or 16.9%. The Company also incurred approximately $0.1 million of severance and relocation expenses in 2009 for moving its Arms and Armor and North American Philatelic operations to its headquarters in Irvine, California as part of the Company’s plan to centralize U.S. Collectibles operations.
For the quarter and the six months, depreciation and amortization expense was consistent between 2009 and 2008.
Interest Income. For the quarter, interest income increased by $0.4 million, or 32.4%, to $1.5 million in 2009 from $1.1 million in 2008. The increase was due, in part, to the Trading segment’s CFC lending business which increased interest income by $49,000, or 12.6%, during the three-month period. The remainder is due primarily to increased finance product activity in the Company’s Trading segment.
For the six months, interest income increased by $0.6 million or 23.7% to $2.9 million in 2009 from $2.3 million in 2008. The increase was due in part to the Trading segment’s CFC lending business which increased interest income by $244,000, or 37.0%, for the six months. This increase was augmented by an increase in the Trading segment’s financing business. The remainder is due primarily to increased finance product activity in the Company’s Trading segment.
Interest Expense. For the quarter, our interest expense decreased by $0.2 million, or 29.0%, to $0.4 million in 2009 from $0.6 million in 2008. For the six months, our interest expense decreased by $0.7 million or 45.2%, to $0.8 million in 2009 from $1.5 million in 2008. This was related primarily due to a decrease in the Trading segment’s average effective interest rate on its line of credit. Our Trading segment utilizes their line of credit extensively for working capital requirements. For the three and six months ended December 31, 2009 and 2008, our consolidated average debt balance was approximately $49.2 million and $46.9 million, compared to $33.7 million and $48.2 million, respectively. The Company’s decrease in interest expense was also due to lower interest rates in fiscal 2010, with the Company’s base LIBOR rate decreasing to 0.25% in 2009 from 2.4% in 2008.
Other Income (Expense). Other income (net of expense) decreased by $489,000 or 1,577.4%, to ($458,000) in 2009 from $31,000 in 2008. For the six months, the Company’s other income (net of expense) decreased by $654,000 or 89.1%, to $80,000 in 2009 at from $734,000 in 2008. This change was the result of various miscellaneous items.
Provision for Income Taxes. Our income tax provision (benefit) was approximately $(0.4) million and $1.2 million for the three months ended December 31, 2009 and 2008, respectively, and approximately $(2.0) million and $1.8 million for the six months ended December 31, 2009 and 2008, respectively. Our effective tax rate was approximately (18.68)% and 19.85% for the three months ended December 31, 2009 and 2008, respectively, and approximately (138.65)% and 18.1% for the six months ended December 31, 2009 and 2008, respectively. The Company’s effective tax rate differs from the Federal statutory rate for state taxes, foreign tax rate differentials and changes in the valuation allowance for deferred tax assets. Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Some of the Company’s net operating loss carryforwards are set to expire beginning 2010, which may impact the Company’s effective tax rate in future periods. Our effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Noncontrolling Interests. For the quarter, net income attributable to noncontrolling interests decreased by $0.8 million or 63.6%, to $0.5 million in 2009 from $1.3 million in 2008. For the six months, net income attributable to noncontrolling interests decreased by

$1.2 million or 56.5%, to $0.9 million in 2009 from $2.1 million in 2008 primarily due to higher 2008 profits in the Trading segment, which is 20% owned by Auctentia.
Net Income. Net income decreased for the quarter by $1.9 million or 48.0%, to $2.0 million in 2009 from $3.9 million in 2008. For the six months, net income decreased by $3.9 million or 63.4% to $2.3 million in 2009 from $6.2 million in 2008 due primarily to a decrease in profitability in the Company’s Trading segment. The Trading segment’s operations experienced lower premiums and margins during the periods.
Earnings per Share. For the quarter, basic earnings per share decreased $0.06 per share to net income of $0.06 per share in 2009 from net income of $0.12 per share in 2008. Diluted earnings per share decreased $0.06 per share to net income of $0.06 per share in 2009 from net income of $0.12 per share in 2008. For the six months, basic earnings per share decreased $0.14 per share to net income of $0.07 per share in 2009 from net income of $0.21 per share in 2008. Diluted earnings per share decreased $0.13 per share to net income of $0.07 per share in 2009 from net income of $0.20 per share in 2008. The decrease in both basic and diluted earnings per share was primarily due to lower profitability in the Company’s Trading segment in 2009 as compared to 2008.
Trading Operations
The operating results of our Trading segment for the three months ended December 31, 2009 and 2008 are as follows:

		% of		% of	$	%
(thousands of dollars)	2009	revenue	2008	revenue	Increase/(decrease)	Increase/(decrease)

Trading revenues	$1,664,296	100.0%	$973,251	100.0%	$691,045	71.0%

Gross profit	6,017	0.4	15,382	1.6	(9,365)	(60.9)

General and administrative expenses	719	0.0	721	0.1	(2)	(0.3)
Salaries and wages	3,074	0.2	6,089	0.6	(3,015)	(49.5)
Depreciation and amortization	161	0.0	249	0.0	(88)	(35.3)

Operating income (loss)	$2,063	0.2%	$8,323	0.9%	$(6,260)	(75.2)%

The operating results of our Trading segment for the six months ended December 31, 2009 and 2008 are as follows:

		% of		% of	$	%
(thousands of dollars)	2009	revenue	2008	revenue	Increase/(decrease)	Increase/(decrease)

Trading revenues	$2,593,176	100.0%	$1,979,189	100.0%	$613,987	31.0%

Gross profit	10,463	0.4	22,768	1.2	(12,305)	(54.0)

General and administrative expenses	1,389	0.0	1,310	0.1	79	6.0
Salaries and wages	4,764	0.2	8,354	0.4	(3,590)	(43.0)
Depreciation and amortization	339	0.0	497	0.0	(158)	(31.8)

Operating income (loss)	$3,971	0.2%	$12,607	0.7%	$(8,636)	(68.5)%

Revenues. For the quarter, our Trading segment revenues increased by $0.7 billion, or 71.0% to $1.7 billion in 2009 from $1.0 billion in 2008. For the six months, Trading segment revenues increased by $0.6 billion or 31.0%, to $2.6 billion in 2009 from $2.0 billion in 2008. This increase was due primarily to a shift in product mix in our Trading segment resulting from an increased demand for gold products.
Gross profit. For the quarter, our Trading segment gross profit decreased by $9.4 million, or 60.9%, to $6.0 million in 2009 from $15.4 million in 2008. The decrease was primarily attributable to lower premiums and margins resulting largely from an increased supply of precious metal products generally, which caused a return to more normal premium spreads during the quarter.
For the six months, our Trading segment gross profits decreased by $12.3 million or 54.0%, to $10.5 million in 2009 from $22.8 million in 2008. The segment did not speculate in this market maintaining hedges against substantially all of its market exposure at all times, thus earning the majority of its profits from the sale of physical precious metals.

For the six months ended December 31, 2009, our Trading segment gross margin decreased by 0.7% to 0.4% in 2009 from 1.1% in 2008. This was due primarily to a substantial decrease in the premium spreads from the comparable period in the prior period.
In fiscal 2009, global economic conditions caused substantial volatility in the precious metals markets and demand for physical precious metal products. Management believes it is unlikely these conditions will recur and, as a result, there can be no assurance the performance levels attained by the Trading segment in fiscal 2009 can be achieved in future periods.
General and administrative expenses. For the quarter, our Trading segment’s general and administrative expenses remained consistent of $0.7 million in 2009 and in 2008. For the six months, our Trading segment’s general and administrative expenses increased by $0.1 million to $1.4 million in 2009 from $1.3 million in 2008.
Salaries and wages. For the quarter, our Trading segment’s salaries and wages expense decreased by $3.0 million or 49.5%, to $3.1 million in 2009 from $6.1 million in 2008. This was due primarily to lower levels of contractual performance based compensation of $3.1 million, or 57.3%.
For the six months, our Trading segment’s salaries and wages expense decreased by $3.6 million or 43.0%, to $4.8 million in 2009 from $8.4 million in 2008. This was due primarily to lower levels of contractual performance based compensation expense, which decreased by $3.9 million or 55.1%.
Depreciation and amortization. For the quarter, our Trading segment’s depreciation and amortization expense decreased to $0.1 million in 2009 from $0.2 million in 2008. For the six months, our Trading segment’s depreciation and amortization expense decreased to $0.3 million in 2009 from $0.5 million in 2008.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended December 31, 2009 and 2008 are as follows:

	For the three months ended December 31,
	2009		2008		$ Increase
(thousands of dollars)	$	% to total	$	% to total	(decrease)	% to total
Collectibles Revenues	$43,208	100.0%	$35,881	100%	$7,327	20.4%

Revenues by Collectible Type:
Philatelic	$5,127	11.9%	$10,070	28.1%	$(4,943)	(49.1)%
Numismatics	35,047	81.1	25,571	71.3	9,476	37.1
Militaria, wine and other	3,034	7.0	240	0.6	2,794	1,164.2

	$43,208	100.0%	$35,881	100%	$7,327	20.4%

The revenues in our operations by collectible type for the six months ended December 31, 2009 and 2008 are as follows:

	For the six months ended December 31,
	2009		2008		$ Increase
(thousands of dollars)	$	% to total	$	% to total	(decrease)	% to total
Collectibles Revenues	$90,766	100.0%	$73,552	100%	$17,214	23.4%

Revenues by Collectible Type:
Philatelic	$9,404	10.4%	$15,933	21.7%	$(6,529)	(41.0)%
Numismatics	77,991	85.9	57,008	77.5	20,983	36.8
Militaria, wine and other	3,371	3.7	611	0.8	2,760	451.7

	$90,766	100.0%	$73,552	100%	$17,214	23.4%

Revenues. For the quarter, our Collectibles segment revenues increased by $7.3 million or 20.4%, to $43.2 million in 2009 from $35.9 million in 2008. The increase in revenues was attributable primarily to our Numismatics operations, where revenue increased $9.5 million or 37.1%, to $35.0 million in 2009 from $25.5 million in 2008, largely as a result of increased auction revenues as well as increased revenues in the Company’s wholesale Numismatics unit. Philatelic revenues decreased by $4.9 million or 49.1%, to $5.1 million in 2009 from $10.0 million in 2008. The decrease is offset by the Company’s new Wine auction business with revenues of $2.6 million.
For the six months, our Collectibles segment revenues increased by $17.2 million or 23.4% to $90.8 million in 2009 from $73.6 million in 2008. The increase in revenues was attributable primarily to our Numismatics operations, where revenue increased $21.0 million or 36.8%, to $78.0 million in 2009 from $57.0 million in 2008, largely as a result of increased auction revenues as well as increased revenues in the Company’s wholesale Numismatics unit. Philatelic revenues decreased by $6.5 million or 41.0%, to $9.4 million in 2009 from $15.9 million in 2008, offset by the Company’s new Wine auction business with revenues of $2.6 million.
The decrease in Philatelic revenues for the three and six-months periods is a result of management’s decision to relocate those operations to the Company’s headquarters in California, where the Company held one auction in the first quarter of 2009.
The Company established a new Collectibles business line division, Spectrum Wine Auctions, which offers live and internet based rare wine sales. The Wine division held its first auction November 2009.
The operating results of our Collectibles segment for the three months ended December 31, 2009 and 2008 are as follows:

		% of		% of	$	% of
(thousands of dollars)	2009	revenue	2008	revenue	Increase/(decrease)	Increase/(decrease)

Collectibles revenue	$43,208	100.0%	$35,881	100.0%	$7,327	20.4%

Gross profit	8,921	20.6	7,909	22.0	1,012	12.8

Selling, general and administrative expenses	3,060	7.1	5,667	15.8	(2,607)	(46.0)
Salaries and wages	4,077	9.4	3,355	9.4	722	21.5
Impairment of goodwill and intangible assets	—	0.0	—	0.0	—	0.0
Depreciation and amortization	243	0.6	203	0.6	40	19.7

Operating income (loss)	$1,541	3.5%	$(1,316)	(3.8)%	$2,857	(217.1)%

The operating results of our Collectibles segment for the six months ended December 31, 2009 and 2008 are as follows:

		% of		% of	$	% of
(thousands of dollars)	2009	revenue	2008	revenue	Increase/(decrease)	Increase/(decrease)

Collectibles revenue	$90,766	100.0%	$73,552	100.0%	$17,214	23.4%

Gross profit	16,987	18.7	13,068	17.8	3,919	30.0

Selling, general and administrative expenses	8,105	8.9	10,355	14.1	(2,250)	(21.7)
Salaries and wages	7,659	8.4	6,552	8.9	1,107	16.9
Impairment of goodwill and intangible assets	—	0.0	—	0.0	—	0.0
Depreciation and amortization	522	0.6	391	0.5	131	33.5

Operating income (loss)	$701	0.8%	$(4,230)	(5.7)%	$4,931	(116.6)%

Gross profit. For the quarter, our Collectibles segment’s gross profit increased for the quarter by $1.0 million or 12.8%, to $8.9 million in 2009 from $7.9 million in 2008. For the six months, gross profit increased by $3.9 million or 30.0%, to $17.0 million in 2009 from $13.1 million in 2008. This increase was primarily attributable to increased auction profits and an increase in profitability in the Company’s wholesale Numismatics division.
General and administrative expense. For the quarter, general and administrative expense in our Collectibles segment decreased $2.6 million or 46.0%, to $3.0 million in 2009 from $5.6 million in 2008. For the six months, our Collectibles segment’s general and administrative expense decreased $2.2 million or 21.7% to $8.1 million in 2009 from $10.3 million in 2008. This was due primarily to the Company centralizing its U.S. Collectibles operations at the Company’s headquarters and managing those operations more effectively. The move of the Arms and Armor business was completed in the third quarter of fiscal 2009; the relocation of the North American Philatelic operations was completed in July 2009.
Salaries and wages. For the quarter, our Collectibles segment’s salaries and wages expense increased by $0.7 million or 19.7%, to $4.1 million in 2009 from $3.4 million in 2008. For the six months, our Collectibles segment’s salaries and wages expense increased by $1.0 million or 16.0%, to $7.7 million in 2009 from $6.7 million in 2008. This is due primarily to performance based compensation which increased by $0.2 million or 251.7% and $0.5 million or 335.7% for the three months and six months ended December 31, 2009. The Company also incurred certain severance charges in its Philatelic business line related to its shut down of the Bethel, CT. facility and the costs associated with the Company’s Wine Auction business.
Depreciation and amortization. For the quarter, our Collectibles segment’s depreciation and amortization expense increased by $40,000 or 19.7% to $243,000 in 2009 from $203,000 in 2008. For the six months, our Collectibles segment’s depreciation and amortization expenses increased by $131,000 or 33.5%, to $522,000 in 2009 from $391,000 in 2008.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the six months ended December 31, 2009 and 2008:

(thousands of dollars)	2009	2008
Cash provided by (used in) operating activities	$(16,248)	$48,532
Cash provided by (used in) investing activities	2,708	(8,051)
Cash (used in) financing activities	12,102	(52,262)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities required $16.2 million in cash during the six months ended December 31, 2009 compared to $48.5 million in sources of cash during the six months ended December 31, 2008. A primary use of our 2009 operating cash flows was increases in our inventories of $(13.8) million, offset by $3.2 million in net income, and further decreased by non-cash items of $2.6 million. The other items which impacted our cash flows from operations during the six months ended December 31, 2009 were increases in accounts receivable and consignor advances of $(0.4) million, increases in receivables and secured loans of $(1.8) million, increases in our prepaid expenses and other assets of $(0.4) million, increases in our accounts payable accrued expenses and other liabilities of $(2.5) million, and changes in our income taxes, net of $(3.1) million.
The primary contributors to our six months ended December 31, 2008 source of cash from operations were net decreases in our inventories of $30.8 million and net income of $8.3 million increased by non-cash items of $2.1 million. The other items which impacted our cash flows from operations during the six months ended December 31, 2008 were increases in accounts receivable and consignor advances of $(1.4) million, increases in receivables and secured loans of $(8.2) million, collecting of our litigation settlement receivable of $6.0 million, decreases in our accounts payable accrued expenses and other liabilities $12.7 million, changes in our income taxes, net of $3.7 million and the accrual of our litigation settlement of $(7.0) million.
Our investing activities provided cash in the six months ended December 31, 2009 of $2.7 million compared to use of cash of $(8.1) million in the six months ended December 31, 2008. The fluctuation is primarily a result of the maturity of short-term certificates of deposits and sale of marketable securities of $1.9 million during the six months ended December 31, 2009 versus the maturity of short term certificates of deposits and the purchase of marketable securities of $(4.9) million in the six months ended December 31, 2008.
Our financing activities provided cash during the six months ended December 31, 2009 of $12.1 million versus use of cash of $(52.3) million during the six months ended December 31, 2008. This was due primarily to the Trading segment’s borrowings of metals of $4.4 million for the six months ended December 31, 2009 versus borrowings of $48.5 million for the six months ended December 31, 2008, offset by a decrease of $17.6 million in liability on borrowed metals for the six months ended December 31, 2009 as compared to an increase of $3.7 million for the comparative 2008 period. Our other sources of cash from financing activities were the Trading segment’s payment of a dividend of $1.0 million to the noncontrolling interest holder during the six months ended December 31, 2009.
A-Mark has a borrowing facility (“Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $85.0 million including a facility for letters of credit up to a maximum of $85.0 million. A-Mark routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.23% and 0.32% as of December 31, 2009 and as of June 30, 2009, respectively. Borrowings are due on demand and totaled $48.3 million and $52.8 million for lines of credit and $4.8 million and $4.8 million for letters of credit at December 31, 2009 and at June 30, 2009, respectively. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Credit Facility are formula based and totaled $31.9 million at December 31, 2009 and $27.5 million at June 30, 2009. The Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Credit Facility is cancelable by written notice of the financial institutions.
A-Mark’s Credit Facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at December 31, 2009 were $35.2 million and $84.5 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. A-Mark had borrowed metals included in inventories with market values totaling $32.7 million and $15.1 million at December 31, 2009 and at June 30, 2009, respectively. Certain of these metals are secured by letters of credit issued under A-Mark’s Credit Facility, which totaled $4.8 million and $4.8 million at December 31, 2009 and at June 30, 2009, respectively.
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
As of December 31, 2009, our Trading segment had cash and cash equivalents and marketable securities of $22.3 million, compared to $26.4 million as of June 30, 2009. The Company’s working capital increased by $9.0 million, or 10.0%, to $79.4 million in the six months ended December 31, 2009, from $70.4 million at June 30, 2009.
Contractual Obligations, Contingent Liabilities, and Commitments
As of December 31, 2009, we have known cash commitments over the next several years as follows:

	Payment due by period
			2 to 3	3 to 4	4 to 5	5 years and
(thousands of dollars)	Total	1 year	years	years	years	thereafter
Borrowings under line of credit	$48,350	$48,350	$—	$—	$—	$—
Operating lease obligations	2,243	587	1,073	366	217	—

Total	$50,593	$48,937	$1,073	$366	$217	$—

On April 9, 2008, in connection with the WGBV joint venture Agreement, A-Mark entered into a series of agreements with the Royal Canadian Mint to purchase a minimum amount of bullion and commemorative coins in exchange for certain exclusive distribution rights. On July 21, 2009, A-Mark signed an amendment with the Royal Canadian Mint to reduce its minimum purchase commitment of Olympic Numismatics Coin Products. Under the terms of this agreement, as amended, A-Mark is required to purchase 12,750 One Ounce Gold Bullion Coins and 93,000 One Ounce Silver Bullion. A-Mark is also required to purchase $5.7 million (Canadian Dollars) in commemorative coins. A-Mark is required to meet these commitments by February 26, 2010. Because the prices for the bullion coins are based on market prices on the date the order is placed, the amount of the commitment cannot be determined. As of December 31, 2009 A-Mark has fulfilled its contractual obligation.
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
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in the derivatives and hedging topic of the FASB Accounting Standards Codification. Gains or losses resulting from the Company’s futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Note 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net (gain) loss on derivative instruments in the consolidated statements of operations of $(14,427,000) and $2,108,000 for the six months ended December 31, 2009 and 2008, respectively, includes both realized and unrealized amounts.
At December 31, 2009 and at June 30, 2009, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $215,262,000 and $97,984,000, $131,844,000 and $38,370,000, respectively; purchase and sale commitments related to open forward contracts totaling $54,292,000 and $27,731,000; and purchase and sale commitments relating to open futures contracts totaling $113,764,000 and $132,651,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2009 are scheduled to settle within 90 days.
The Company entered into an earn-out agreement in connection with the purchase of Ponterio & Associates where the Company may pay an increased purchase price based on performance provisions of qualified earnings from December 1, 2008 through November 30, 2009.
CRITICAL ACCOUNTING ESTIMATES
During the quarter ended December 31, 2009, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2009. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2009 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2009 Annual Report, which are incorporated by reference into this filing. There have been no material developments in those legal proceedings since the date of our 2009 Annual Report, except as follows:
Greg Manning v. SGI
The arbitration hearings that were originally scheduled to take place in December 2009 were postponed by agreement of the parties. We are in the process of selecting new dates for the hearings.
Shareholder Litigation
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
On October 1, 2009, the Company issued the remaining 3,277,777 shares of common stock to the settlement fund. These shares have been distributed to the claimants. The Company has no further obligation or liability under the settlement agreement.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2009 Annual Report, which are incorporated by reference into this filing, except as follows:

Greg Manning v. SGI
The arbitration hearings that were originally scheduled to take place in December 2009 were postponed by agreement of the parties. We are in the process of selecting new dates for the hearings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders was held on December 17, 2009 to elect three directors to serve for terms of one year and until their respective successors have been duly elected and qualified; to elect two directors to serve for terms of two years and until their respective successors have been duly elected and qualified; to elect two directors to serve for terms of three years and until their respective successors have been duly elected and qualified; and to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.
Set forth below is information concerning the voting results of matters voted upon at the Annual Meeting:
1. The election of the following persons as directors to serve for terms of one year and until their respective successors have been duly elected and qualified.

Antonio Arenas	For: 25,873,000	Withheld: 1,291,000
George Lumby	For: 25,873,000	Withheld: 1,291,000
Jess Ravich	For: 26,845,000	Withheld: 319,000
2. The election of the following persons as directors to serve for terms of two years and until their respective successors have been duly elected and qualified.

Greg Roberts	For: 26,842,000	Withheld: 323,000
Christopher W. Nolan	For: 26,845,000	Withheld: 320,000
3. The election of the following persons as directors to serve for terms of three years and until their respective successors have been duly elected and qualified.

Jeffrey Benjamin	For: 26,845,000	Withheld: 320,000
John U. Moorhead	For: 26,842,000	Withheld: 323,000
4. The ratification of the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ended June 30, 2010.
For: 26,959,000 Against: 86,000 Abstain: 120,000

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

Date: February 12, 2010	SPECTRUM GROUP INTERNATIONAL, INC.
	By:	/s/ Gregory N. Roberts
		Name:	Gregory N. Roberts
		Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2010

/s/ Thor Gjerdrum Thor Gjerdrum	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 12, 2010