Form 10-Q
period 2010-03-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2010-05-14
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of each of the issuer’s classes of common stock as of May 11, 2010:
31,892,416 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUPS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2010

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(Unaudited)

	March 31,	June 30,
	2010	2009(1)
		(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$28,734	$17,545
Restricted cash	—	650
Short-term investments and marketable securities	1,211	8,175
Receivables and secured loans, net — trading operations	34,292	46,214
Accounts receivable and consignor advances, net — collectibles operations	6,596	7,006
Inventory, net	128,133	115,654
Prepaid expenses and other assets	1,711	2,028
Deferred tax asset	86	—

Total current assets	200,763	197,272
Property and equipment, net	2,486	2,668
Goodwill	6,375	5,960
Other purchased intangibles, net	7,956	8,301
Other assets	547	126
Income tax receivables	5,910	3,424
Deferred tax asset	954	398

Total assets	$224,991	$218,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$49,900	$20,788
Liability on borrowed metals	33,552	15,100
Accrued expenses and other current liabilities	12,896	23,161
Accrued litigation settlement	—	6,556
Income taxes payable	8,625	6,582
Line of credit	21,000	52,750
Deferred tax liability	—	1,920

Total current liabilities	125,973	126,857
Deferred tax liability	2,935	189

Total liabilities	128,908	127,046

Commitments, contingencies and subsequent events
Stockholders’ equity:
Spectrum Group International, Inc. stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 31,893 and 28,309 at March 31, 2010 and June 30, 2009, respectively	319	283
Additional paid-in capital	241,001	233,385
Accumulated other comprehensive income	6,749	8,419
Accumulated deficit	(162,534)	(161,298)

Total Spectrum Group International, Inc. stockholders’ equity	85,535	80,789
Noncontrolling interests	10,548	10,314

Total stockholders’ equity	96,083	91,103

Total liabilities and stockholders’ equity	$224,991	$218,149

(1)	The condensed consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K.
See accompanying notes to condensed consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
Revenues:
Sales of precious metals	$1,334,979	$1,041,334	$3,928,155	$3,020,523
Collectibles revenues:
Sales of inventory	32,185	33,250	109,920	97,709
Auction commissions earned	5,226	3,901	16,072	12,994

Total revenue	1,372,390	1,078,485	4,054,147	3,131,226

Cost of sales:
Cost of precious metals sold	1,330,561	1,027,211	3,913,274	2,983,631
Cost of collectibles sold	30,288	31,420	101,882	91,905

Total cost of sales	1,360,849	1,058,631	4,015,156	3,075,536

Gross profit	11,541	19,854	38,991	55,690

Operating expenses:
General and administrative	8,239	8,356	21,195	21,710
Salaries and wages	6,422	9,766	20,469	25,827
Depreciation and amortization	455	460	1,325	1,351

Total operating expenses	15,116	18,582	42,989	48,888

Operating (loss) income	(3,575)	1,272	(3,998)	6,802

Interest and other income (expense):
Interest income	1,636	1,543	4,505	3,862
Interest expense	(330)	(432)	(1,130)	(1,892)
Other income (expense), net	(12)	(375)	68	359
Unrealized gains on foreign exchange	1,592	1,769	1,059	4,740

Total interest and other income, net	2,886	2,505	4,502	7,069

(Loss) income before income taxes	(689)	3,777	504	13,871
Income tax provision	2,490	520	506	2,331

Net (loss) income	(3,179)	3,257	(2)	11,540
Less: Net income attributable to the noncontrolling interests	(339)	(1,165)	(1,234)	(3,221)

Net (loss) income attributable to Spectrum Group International, Inc.	$(3,518)	$2,092	$(1,236)	$8,319

Earnings (Loss) per share attributable to Spectrum Group International, Inc.
Basic	$(0.11)	$0.07	$(0.04)	$0.27

Diluted	$(0.11)	$0.07	$(0.04)	$0.26

Weighted average shares outstanding
Basic	31,985	31,616	31,895	30,748

Diluted	31,985	32,089	31,895	31,448

See accompanying notes to condensed consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

						Total
						Spectrum
						Group
				Accumulated		International,
	Common	Common	Additional	Other		Inc.		Total
	Stock	Stock	Paid-in	Comprehensive	Accumulated	Stockholders’	Noncontrolling	Stockholders’
	in Shares	in $	Capital	Income (Loss)	Deficit	Equity	Interests	Equity
Balance, June 30, 2009	28,309	$283	$233,385	$8,419	$(161,298)	$80,789	$10,314	$91,103

Net loss	—	—	—	—	(1,236)	(1,236)	1,234	(2)

Changes in unrealized gain on marketable securities, net of tax	—	—	—	(183)	—	(183)	—	(183)

Changes in cumulative foreign currency translation adjustments	—	—	—	(1,487)	—	(1,487)	—	(1,487)

Dividend paid to noncontrolling interest	—	—	—	—	—	—	(1,000)	(1,000)

Issuances of common stock for vested restricted stock grants	306	3	(3)	—	—	—	—	—

Taxes paid in exchange for cancellation of restricted shares	—	—	(133)	—	—	(133)	—	(133)

Share based compensation	—	—	1,229	—	—	1,229	—	1,229

Issuances of common stock for legal settlement	3,278	33	6,523	—	—	6,556	—	6,556

Balance, March 31, 2010	31,893	$319	$241,001	$6,749	$(162,534)	$85,535	$10,548	$96,083

See accompanying notes to condensed consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net (loss) income	$(2)	$11,540
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,325	1,351
Provision for bad debts	59	69
Provision for inventory reserves	310	1,142
Stock based compensation	1,229	707
Provision for deferred income taxes	184	97
Gain on sale of marketable securities	(135)	—
Loss on abandonment of property and equipment	114	—
Changes in assets and liabilities:
Accounts receivable and consignor advances	351	(267)
Receivables and secured loans	11,922	(12,899)
Litigation settlement receivable	—	5,975
Inventory	(12,779)	5,743
Prepaid expenses and other assets	(103)	1,801
Accounts payable, accrued expenses and other liabilities	18,847	1,658
Income taxes	(443)	4,117
Accrued litigation settlement	—	(6,995)

Net cash provided by operating activities	20,879	14,039

Cash flows from investing activities:
Capital expenditures for property and equipment	(726)	(908)
Cash paid for acquisitions, net of cash acquired	(774)	(672)
Cash paid for other intangibles	(20)	(39)
Cash proceeds from sales of marketable securities	1,049	(1,473)
Maturity (purchase) of short-term investments	6,049	(630)
(Increase) decrease in restricted cash	650	(650)

Net cash provided by (used in) investing activities	6,228	(4,372)

Cash flows from financing activities:
Borrowings under lines of credit, net	(31,750)	(16,847)
Liability on borrowed metals	18,452	(2,176)
Repurchase of shares issued for class action settlement	—	(1,197)
Dividend paid to noncontrolling interest	(1,000)	—
Taxes paid on behalf of employees with respect to vesting of restricted shares	(133)	(98)

Net cash (used in) financing activities	(14,431)	(20,318)

Effects of exchange rates on cash	(1,487)	(7,379)

Net increase (decrease) in cash and cash equivalents	11,189	(18,030)
Cash and cash equivalents, beginning of period	17,545	35,860

Cash and cash equivalents, end of period	$28,734	$17,830

See accompanying notes to condensed consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending June 30, 2010, or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 (the “2009 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2009 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2009 Annual Report.
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
Correction of an Error
For the quarter and six months ended December 31, 2009, the Company’s wine results included “hammer” in the gross revenues as presented in the amount of $2.2 million. The same figure was included in costs of sales for wine thus grossing up the revenue and costs of sales as reported. The correct amount of revenue that should have been reported was $0.4 million for the quarter and six months ended December 31, 2009. There was no impact on gross profit in either period. The $2.2 million amount has been corrected in the nine months results ended March 31, 2010, presented herein.

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
Collectibles
The Company’s collectibles business operates as an integrated network of global companies concentrating on Philatelic (stamp) and Numismatics (coin) materials, rare and fine vintage wine, antique arms and armor, and historical memorabilia. Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in the U.S., Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions.
European Operations
The European Operations of the Company are comprised of eleven (11) European companies, each of which is wholly owned by the Company. The European Operations are primarily engaged in the sale of philatelic materials by auction.
Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the nine months ended March 31, 2010. See Note 2 of the Company’s consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K for a comprehensive description of the Company’s significant accounting policies.
Comprehensive (Loss) Income
The components of our comprehensive (loss) income for the nine months ended March 31, 2010 and 2009 includes net income, adjustments to stockholders’ equity for the foreign currency translation adjustments, and changes in net unrealized (loss) gain on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.

Following is our comprehensive (loss) income with the respective tax impacts for the nine month periods ended March 31, 2010 and 2009:

	Nine months ended	Nine months ended
	March 31, 2010	March 31, 2009
	(in thousands)	(in thousands)

Net (loss) income	$(2)	$11,540

Other comprehensive (loss) income, net of tax:
Changes in unrealized (loss) gain on marketable securities, net of tax	(183)	94

Foreign currency translation adjustment	(1,487)	(7,379)

Other comprehensive (loss)	(1,670)	(7,285)

Less: Total comprehensive income attributable to noncontrolling interests	(1,234)	(3,221)

Total comprehensive (loss) income attributable to Spectrum Group International, Inc.	$(2,906)	$1,034

Foreign Currency Translation Gains (Losses)
The Company recorded unrealized gains and losses on foreign exchange in the consolidated statements of operations in connection with the translation of Euro-denominated loans totaling $25.0 million and $28.0 million at March 31, 2010 and June 30, 2009, respectively, owed by SGI and its US subsidiaries to certain of its subsidiaries included in its European Operations. The Company recorded unrealized gains of $1.6 million and $1.1 million for the three and nine months ended March 31, 2010, respectively. For the three and nine months ended March 31, 2009, the Company recorded unrealized gains of $1.8 million and $4.7 million, respectively, related to these Euro-denominated loans.
Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic of the FASB Accounting Standards Codification. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefits based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company’s consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within income taxes payable.
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

The potential interest and/or penalties associated with an uncertain tax position are recorded in income tax provision (benefit) on the consolidated statements of operations.
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
A reconciliation of shares used in calculating diluted earnings per common shares follows. As the Company has a net loss for the three and nine months ended March 31, 2010, no common stock equivalents have been included in the computation of dilutive net loss per share as their inclusion would be anti-dilutive. In computing diluted earnings per share for the three and nine months ended March 31, 2009, the Company excluded options to purchase 598,075 and 370,700 shares of common stock, respectively, and 37,500 SARs, for both periods, where exercise prices were in excess of the quoted market price of the Company’s common stock because inclusion would be anti-dilutive in both periods. There are no dilutive effects of stock appreciation rights as such obligations are net settled and were out of the money at March 31, 2010 and 2009.
Reconciliations of basic and diluted shares are as follows:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(thousands of shares)	(thousands of shares)	(thousands of shares)	(thousands of shares)
Basic weighted average shares outstanding	31,985	31,616	31,895	30,748
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	—	473	—	700

Diluted weighted average shares outstanding	31,985	32,089	31,895	31,448

Subsequent Events
The Company has evaluated events subsequent to March 31, 2010 to assess the need for potential recognition or disclosure in this Report. An event is disclosed in Part II, Item 5 of this Form 10-Q.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06 which includes two major new disclosure requirements and clarifies two existing disclosure requirements related to fair value measurement. ASU 2010-06 is effective for interim or annual reporting periods beginning after December 15, 2009. The adoption of this new guidance did not have a material impact on the Company’s financial statements as the Company only expanded its fair value disclosure to address this ASU (See Note 15, “Fair Value Measurements”).
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset de-recognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.
2. CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company’s Trading segment revenues for the three and nine months ended March 31, 2010 and 2009 are listed below:

	Three months ended		Three months ended		Nine months ended		Nine months ended
	March 31, 2010		March 31, 2009		March 31, 2010		March 31, 2009
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %	in $’s	as a %	in $’s	as a %
Total Trading segment revenues	$1,334,979	100.0%	$1,041,334	100.0%	$3,928,155	100.0%	$3,020,523	100.0%

Trading segment customer concentrations
Customer A	$289,569	21.7%	$271,393	26.1%	$1,031,505	26.3%	$647,269	21.4%
Customer B	158,771	11.9%	81,557	7.8%	401,804	10.2%	169,155	5.6%

Total	$448,340	33.6%	$352,950	33.9%	$1,433,309	36.5%	$816,424	27.0%

Customers providing 10 percent or more of the Company’s Trading segment’s accounts receivable, excluding $21,587,000 and $17,727,000 secured loans at March 31, 2010 and June 30, 2009, respectively, are listed below:

	March 31, 2010		June 30, 2009
	(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$9,638	100.0%	$16,205	100.0%

Trading segment customer concentrations
Customer A	$2,879	29.9%	$3,894	24.0%
Customer B	2,501	25.9%	2,535	15.6%

Total	$5,380	55.8%	$6,429	39.6%

Customers providing 10 percent or more of the Company’s Trading segment’s secured loans at March 31, 2010 and June 30, 2009, respectively, are listed below:

	March 31, 2010		June 30, 2009
	(in thousands)		(in thousands)
	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$21,587	100.0%	$17,727	100.0%

Trading segment customer concentrations
Customer A	$5,117	23.7%	$3,043	17.2%
Customer B	3,500	16.2%	2,600	14.7%
Customer C	2,745	12.7%	2,502	14.1%
Customer D	2,493	11.5%	1,724	9.7%
Customer E	2,456	11.4%	1,402	7.9%

Total	$16,311	75.5%	$11,271	63.6%

The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the three and nine months ended March 31, 2010 and 2009, and as of March 31, 2010 and June 30, 2009, the Collectibles segment had no reportable concentrations.
3. RECEIVABLES
Receivables and secured loans from the Company’s trading segment consist of the following as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
	(in thousands)	(in thousands)
Customer trade receivables	$6,094	$9,138
Wholesale trade advances and other	567	3,493
Secured loans	21,587	17,727
Due from brokers	2,977	3,574

Subtotal	31,225	33,932
Less: allowance for doubtful accounts	(109)	(319)

Subtotal	31,116	33,613
Derivative assets — futures contracts	2,286	10,875
Derivative assets — forward contracts	890	1,726

Receivables, net	$34,292	$46,214

Customer trade receivables represent short-term, non-interest bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.
Wholesale trade advances represent advances of refined materials to customers, most of which are secured by unrefined materials received from the customer. These advances are generally limited to a portion of the unrefined materials received. These advances are short-term, non-interest bearing advances made to wholesale metals dealers and government mints.
Secured loans represent short-term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material, which is held in safekeeping by CFC. For the nine months ended March 31, 2010 and 2009, the loans carried a weighted average effective interest rate of 9.2% and 9.7%, respectively, per annum and mature in periods generally ranging from three months to one year.
Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
The Company’s derivative liabilities (see Note 9) represent the net fair value of the difference between market value and trade value at trade date for open metals purchases and sales contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. The Company’s derivative assets represent the net fair value of open metals forwards and futures contracts. The metals forwards and futures contracts are settled at the contract settlement date.
Accounts receivable and consignor advances from the Company’s Collectibles segment consist of the following at March 31, 2010 and at June 30, 2009:

	March 31, 2010	June 30, 2009
	(in thousands)	(in thousands)
Auction and trade	$7,087	$7,555
Less: allowance for doubtful accounts	(491)	(549)

Accounts receivable from collectibles operations, net	$6,596	$7,006

The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company’s auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advance receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2010 and as of June 30, 2009 are adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the allowance for doubtful accounts for the nine months ended March 31, 2010 (in thousands):

Balance, June 30, 2009	$(868)
Provision for losses	(59)
Charge off to reserve	306
Foreign currency exchange rate charges	21

Balance, March 31, 2010	$(600)

4. INVENTORIES
The Trading segment’s inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on the acquisition of the metals. The amount of premium included in the inventories at March 31, 2010 and June 30, 2009 totaled $871,000 and $1,477,000, respectively. Commemorative coins and other products, which are not hedged, are included in inventory at the lower of cost or market totaled $740,000 and $3,413,000 at March 31, 2010 and June 30, 2009, respectively. As of March 31, 2010 and June 30, 2009, the differences between market value and cost of physical inventories were equal to $4,551,000 and $1,681,000, respectively. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the consolidated statements of operations.
The Trading segment’s inventories include amounts borrowed from various suppliers under ongoing agreements totaling $33,552,000 at March 31, 2010 and $15,100,000 at June 30, 2009. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets (See Note 8). The Trading segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 9).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers at March 31, 2010 and June 30, 2009 totaled $22,214,000 and $15,701,000, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of March 31, 2010 and June 30, 2009 consisted of the following:

	March 31, 2010	June 30, 2009
	(in thousands)	(in thousands)
Trading segment inventory	$99,779	$92,043
Less: provision for losses	(104)	(104)

Trading, net	$99,675	$91,939

Collectibles segment inventory	$30,329	$26,719
Less: provision for losses	(1,871)	(3,004)

Collectibles, net	$28,458	$23,715

Total inventory, gross	$130,108	$118,762
Less: provision for losses	(1,975)	(3,108)

Net inventory	$128,133	$115,654

Activity in the allowance for inventory loss reserves for the nine months ended March 31, 2010 (in thousands):

Balance, June 30, 2009	$(3,108)
Provision for losses	(310)
Charge off to reserve	1,409
Foreign currency exchange rate changes	34

Balance, March 31, 2010	$(1,975)

5. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
The following table summarizes the goodwill activity for the nine months ended March 31, 2010 (in thousands):

Balance, June 30, 2009	$5,960
Additions through acquisitions	415

Balance, March 31, 2010	$6,375

The carrying values of other purchased intangible assets at March 31, 2010 and at June 30, 2009 are as described below:

		March 31, 2010			June 30, 2009
	Estimated	(in thousands)			(in thousands)
	Useful Lives	Gross Carrying	Accumulated	Net Book	Gross Carrying	Accumulated	Net Book
	(Years)	Amount	Amortization	Value	Amount	Amortization	Value
Trademarks	Indefinite	$2,604	$—	$2,604	$2,536	$—	$2,536
Customer lists	5 – 15	9,326	(4,016)	5,310	9,161	(3,500)	5,661
Non-competes and other	4	2,248	(2,206)	42	2,302	(2,198)	104

		$14,178	$(6,222)	$7,956	$13,999	$(5,698)	$8,301

The Company’s other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expenses related to the Company’s intangible assets were $585,000 and $897,000 for the nine months ended March 31, 2010 and 2009, respectively. In December 2008, the Company purchased Ponterio & Associates for $792,000, of which $592,000 was paid in December 2008, and $200,000 was paid in December 2009. The Company entered into an earn-out agreement in connection with the purchase of Ponterio & Associates in which the Company was obligated to provide additional consideration, thus increasing the original purchase price, based on performance provisions of qualified earnings during the period from December 1, 2008 through November 30, 2009. The Company finalized the computation of the earn-out obligation as of December 31, 2009 accruing $335,000 as of that date, which was paid in January 2010. Goodwill recorded in connection with this earn-out was $248,000 and the Company recorded other purchased intangibles relating to this earn-out totaling $87,000. The Company wrote-off $64,000 in fully amortized non-compete intangibles during the nine months ended March 31, 2010.
On January 1, 2010, the Company consummated the acquisition of all of the share capital of Garritsen Beheer B.V. (“GB”), a privately-held, Netherlands based philatelic auction house, for cash consideration of approximately 250,000 Euros (approximately $360,000). GB owns 100% of Postzegelveiling Wiggers De Vries B.V. (“PW”), the operating entity. As part of and concurrent with the closing, PW’s name was changed to Corinphila Veilingen B.V. Pursuant to the acquisition, $167,000 and $136,000 in goodwill and customer lists were recorded, respectively.
Estimated amortization expense on an annual basis for the succeeding five years is as follows:

Years ending June 30:	(in thousands)
2010 (remaining 3 months)	$179
2011	655
2012	585
2013	525
2014	508
Thereafter	2,900

Total	$5,352

6. ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable consist of the following as of:

	March 31, 2010	June 30, 2009
	(in thousands)	(in thousands)
Trade payables to customers and other accounts payable	$13,184	$5,909
Advances from customers	26,136	5,834
Net liabilities on margin accounts	9,649	3,041
Due to brokers	146	648
Other accounts payable	273	—
Derivative liabilities — open purchases and sales commitments	512	5,356

	$49,900	$20,788

7. INCOME TAXES
The provision (benefit) for income taxes for the three and nine months ended March 31, 2010, and 2009 consisted of:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Current:
Federal	$706	$306	$(2,360)	$1,371
State	1,967	144	2,078	646
Foreign	(3)	72	605	323

Total current tax provision	2,670	522	323	2,340

Deferred:
Federal	640	(10)	708	(45)
State	10	7	32	31
Foreign	(830)	1	(557)	5

Total deferred tax (benefit) provision	(180)	(2)	183	(9)

Income tax provision	$2,490	$520	$506	$2,331

Income tax receivables at March 31, 2010, and June 30, 2009 totaled approximately $5.9 million, and $3.4 million, respectively, and were primarily comprised of Federal net operating loss carryback claims and certain overpayments of state taxes.
(Loss) income before income taxes and noncontrolling interests for U.S. and foreign-based operations for the three and nine months ended March 31, 2010, and 2009 are shown below (in thousands):

	Three months ended	Three months ended	Nine months ended	Nine months ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
U.S.	$247	$4,191	$219	$13,593
Foreign	(936)	(414)	285	278

(Loss) income before income taxes and noncontrolling interests	$(689)	$3,777	$504	$13,871

The (loss) income before income taxes and noncontrolling interests for U.S. and foreign-based operations reflect the effects of related party interest income (foreign-based operations) and interest expense (U.S. operations) totaling $339,000 and $1,072,000, and $364,000 and $1,363,000 for the three and nine months ended March 31, 2010, and 2009, respectively.
On November 6, 2009, the Worker, Homeownership, and Business Assistance Act of 2009 (P.I. 111-92) was enacted. The new law significantly expands the scope of the five-year net operating loss carryback for U.S. federal tax purposes. Rather than being limited to businesses with gross receipts of $15 million or less, it now is available to all businesses. Businesses can still choose to carryback losses to either the third, fourth or fifth year; however, except for those small businesses with gross receipts of $15 million or less, losses carried back to the fifth year are limited to 50 percent of the taxable income in that year. The Company recorded an income tax benefit of approximately $1.5 million during the nine months ended March 31, 2010, to recognize an additional refundable carryback claim that may be permitted under these provisions.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carryforward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carry-forward period; phases-in the federal two-year net operating loss carryback periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. The Company does not expect this change in tax law to materially impact its tax provision, except for the increase in the current state tax liability due to the temporary suspension of the utilization of California net operating loss carryforwards.
The Company’s effective income tax rate differed from the statutory federal income tax rate (34%) due primarily to state and foreign income taxes and changes in the valuation allowance.
A reconciliation of the total unrecognized tax benefits (UTBs) at the beginning and end of the period is as follows (in thousands):

	UTBs	FIN 48 Payable
Balance as of June 30, 2009	$26,587	$2,475
Increase as a result of tax positions taken during the current period	126	1,805
Increase as a result of additional interest and penalties during the current period	—	312

Balance as of March 31, 2010	$26,713	$4,592

Final determination of a significant portion of the Company’s global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax provision in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004, 2005, and 2006, and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are currently under examination as discussed in our 2009 Annual Report on Form 10-K in Note 15. For our remaining foreign operations, either examinations have been completed by tax authorities or the statute of limitations had expired for tax returns filed by the Company for the years through 2002.
8. FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines-of-credit of up to $115,000,000, including a facility for letters of credit up to a maximum of $115,000,000. A-Mark routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The 1-Month LIBOR rate was approximately 0.24% and 0.32%, as of March 31, 2010, and June 30, 2009, respectively. Borrowings are due on demand and totaled $21,000,000 and $52,750,000 for lines-of-credit and $4,750,000 and $4,750,000 for letters of credit at March 31, 2010, and at June 30, 2009, respectively. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Credit Facility has certain restrictive financial covenants which require it and SGI to maintain minimum tangible net worths, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at March 31, 2010 were $37.1 million and $80.0 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed, or cash. A-Mark had borrowed metals included in inventories with market values totaling $33,552,000 and $15,100,000 at March 31, 2010 and at June 30, 2009, respectively. Certain of these metals are secured by letters of credit issued under the Credit Facility, which totaled $4,750,000 and $4,750,000 at March 31, 2010 and at June 30, 2009, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $291,000 and $1,091,000, and $424,000 and $1,682,000, for the three and nine months ended March 31, 2010 and 2009, respectively.
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
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in the Derivatives and Hedging Topic of the FASB Accounting Standards Codification. Gains or losses resulting from the Company’s futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net losses/(gains) on derivative instruments in the consolidated statements of operations of $10,294,000 and $(2,343,000) for the nine months ended March 31, 2010 and 2009, respectively, includes both realized and unrealized amounts.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at March 31, 2010 and at June 30, 2009:

	March 31, 2010	June 30, 2009
	(in thousands)	(in thousands)
Trading inventory, net	$99,675	$91,939
Less unhedgeable inventory:
Commemorative coins	(740)	(3,413)
Premiums on metals positions	(870)	(1,477)

Subtotal	98,065	87,049
Commitments at market:
Open inventory purchase commitments	129,005	131,844
Open inventory sale commitments	(77,114)	(38,370)
Margin sale commitments	(19,751)	(7,358)
Premiums on open commitment positions	211	32
Inventory borrowed from suppliers	(33,552)	(15,100)
Advances on industrial metals	585	700

Inventory subject to price risk	97,449	158,797

Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	23,822	27,731
Precious metals futures contracts at market values	77,745	132,651

Total market value of derivative financial instruments	101,567	160,382

Net inventory subject to price risk, Company consolidated basis	$(4,118)	$(1,585)

Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(4,118)	$(1,585)
Open inventory purchase commitments with affiliates	3,815	1,088
Premiums on open commitment positions with affiliates	(2)	—

Net inventory subject to price risk, A-Mark stand-alone basis	$(305)	$(497)

At March 31, 2010 and June 30, 2009, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $129,005,000 and $131,844,000, and $77,114,000 and $38,370,000, respectively; purchase and sale commitments related to open forward contracts totaling $23,822,000 and $27,731,000, respectively, and purchase and sale commitments relating to open futures contracts totaling $77,745,000 and $132,651,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
During the three and nine months ended March 31, 2010, the Company recorded net unrealized losses on open future commodity and forward contracts and open purchase and sale commitments of $2,425,000 and $7,249,000 and net realized (gains) losses on future commodity contracts of $(9,253,000) and $3,045,000, respectively. This resulted in the recordation of net unrealized (gains) losses in the condensed consolidated statements of operations totaling $(6,828,000) and $10,294,000, for the three and nine months ended March 31, 2010. During the three and nine months ended March 31, 2009, the Company recorded net unrealized (gains) on open future commodity and forward contracts and open purchase and sale commitments of $(3,112,000) and $(1,252,000), and net realized losses (gains) on future commodity contracts of $11,312,000 and $(1,090,000), respectively. This resulted in the recordation of net unrealized (gains) losses in the condensed consolidated statements of operations totaling $8,200,000 and $(2,343,000) for the three and nine months ended March 31, 2009.
The contract amounts of these forward and futures contracts and the open purchases and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchases and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2010 are scheduled to settle within 90 days. The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the related fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2010, the Company believes its risk of counterparty defaults are mitigated as a result of such evaluation and the short-term duration of these arrangements.

10. NONCONTROLLING INTERESTS
On March 28, 2008, A-Mark entered into a Joint Venture Limited Liability Company Agreement (“JV Agreement”) with a third party marketing company and contributed $450,000 for a 50% ownership in the joint venture named Winter Game Bullion Ventures, LLC (“WGBV”). The purpose of the joint venture is solely to purchase, market, distribute and sell 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. The term of the JV Agreement is through June 30, 2011, unless extended by mutual agreement of the members or sooner terminated, as defined in the JV Agreement.
The Company has determined that WGBV is a variable interest entity (“VIE”) and that A-Mark is the primary beneficiary. Accordingly, A-Mark has consolidated the financial position of WGBV as of March 31, 2010 and 2009 and the results of its operations for the three and nine month periods then ended are included in these consolidated financial statements.
Noncontrolling interests represent Auctentia’s 20% share in the net assets and income of A-Mark and the outside partner’s 50% interest in the net assets and income of the WGBV joint venture.
The Company’s consolidated balance sheets include the following noncontrolling interests as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
	(in thousands)	(in thousands)
Auctentia — 20% interest in Spectrum PMI	$9,237	$9,167
Winter Games Bullion Ventures, LLC — 50% outside interest	1,311	1,147

Total	$10,548	$10,314

The Company’s consolidated statements of operations for the three and nine months ended March 31, 2010 and 2009 included the following noncontrolling interests:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Auctentia — 20% interest in Spectrum PMI	$307	$1,049	$1,070	$2,641
Winter Games Bullion Ventures, LLC — 50% interest	32	116	164	580

Total	$339	$1,165	$1,234	$3,221

The following table summarizes the balance sheet of WGBV:

	March 31, 2010	June 30, 2009
	(in thousands)	(in thousands)
Cash	$2,020	$154
Receivables	82	21
Inventories	679	3,516
Prepaid expenses	—	—

Total Assets	$2,781	$3,691

Accounts payable and other liabilities	$159	$1,397
Members’ equity	2,622	2,294

Total liabilities and members’ equity	$2,781	$3,691

The following table summarizes the statements of income of WGBV:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Sales	$3,135	$3,705	$25,132	$39,369
Cost of products sold	2,698	3,172	24,154	37,534

Gross profit	437	533	978	1,835
Operating and other expenses	374	300	650	674

Net income	$63	$233	$328	$1,161

11. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 to the Notes to Consolidated Financial Statements in the 2009 Annual Report for information relating to minimum rental commitments under operating leases, consulting and employment contracts, and other commitments. Subsequent to March 31, 2010 an agreement was entered into and is disclosed in Part II, Item 5 of this Form 10-Q.
12. LITIGATION
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2009 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2009 Annual Report.
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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At March 31, 2010, there were 797,499 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the three and nine months ended March 31, 2010 and 2009, the Company recorded no expenses in the consolidated statement of operations related to the vesting of previously issued employee stock options for all periods. The Company made no grants during the nine months ended March 31, 2010 and 2009.
The following table summarizes the stock option activity for the nine months ended March 31, 2010:

Weighted
Average
		Weighted		per Share
		Average	Intrinsic Value	Grant Date
	Options	Exercise Price	(in thousands)	Fair Value
Outstanding at June 30, 2009	604,325	$6.09	$104	$4.63
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding at March 31, 2010	604,325	$6.09	$104	$4.63

Shares exercisable at March 31, 2010	604,325	$6.09	$104	$4.63

Following is a summary of the status of stock options outstanding at March 31, 2010:

Options Outstanding					Options Exercisable
			Weighted	Weighted		Weighted
Exercise Price		Number of	Average	Average	Number of	Average
Ranges		Shares	Remaining	Exercise	Shares	Exercise
From	To	Outstanding	Contractual Life	Price	Exercisable	Price
$1.00	$5.00	391,250	3.0	$2.29	391,250	$2.29
5.01	10.00	26,200	3.5	8.96	26,200	8.96
10.01	15.00	186,875	4.0	13.65	186,875	13.65

		604,325	3.3	$6.09	604,325	$6.09

The Company has issued restricted stock to certain members of management and certain key employees. During the nine months ended March 31, 2010 and 2009, the Company granted 508,226 and 326,548 restricted shares at a weighted average issuance price of $2.65 and $2.73, respectively. Total stock compensation expenses recorded for restricted shares for the nine months ended March 31, 2010 and 2009 were $1,229,000 and $707,000, respectively. The remaining stock compensation expense that will be recorded under restricted stock grants totals $805,000.
The following table summarizes the restricted stock grants activity for the nine months ended March 31, 2010:

		Weighted
		Average Share
	Shares	Price at Grant Date
Outstanding at June 30, 2009	676,682	$2.54
Shares granted	508,226	2.65
Shares issued	(306,002)	2.61
Shares forfeited	—	—
Shares withheld for employee taxes	(64,011)	2.66

Outstanding at March 31, 2010	814,895	$2.56

Vested but unissued at March 31, 2010	92,502

Stock Appreciation Rights (SARs). The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock’s closing price on the date of grant to the average price in the last month of the third year of vesting. As of March 31, 2010 and as of June 30, 2009, there were 37,500 SARs, for both periods, outstanding with an exercise price of $12.06, for both periods. At March 31, 2010 and at June 30, 2009, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the nine months ended March 31, 2010 and 2009, the Company recorded $0 and $0, respectively, of pre-tax stock compensation expenses related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 75.06% and a weighted average expected life of seven years. The remaining stock compensation expense that will be recorded in future fiscal years totals $0.
Certain Anti-Takeover Provisions
The Company’s Certificate of Incorporation and by-laws contain certain anti-takeover provisions that could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire control of the Company without negotiating with its Board of Directors. Such provisions could limit the price that certain investors might be willing to pay in the future for the Company’s securities. Certain of such provisions provide for a Board of Directors with staggered terms, allow the Company to issue preferred stock with rights senior to those of the common stock, or impose various procedural and other requirements which could make it more difficult for stockholders to effect certain corporate actions.

14. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s operations are organized under two business segments — Trading and Collectibles. See Note 17 on the Company’s 2009 Annual Report on Form 10-K for additional information about reportable segments.
Segment information for the Company is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Revenues:
Trading	$1,334,979	$1,041,334	$3,928,155	$3,020,523

Collectibles:
Coins	33,079	30,168	111,070	87,176
Stamps	2,820	6,385	12,224	22,318
Others	1,512	598	2,698	1,209

Total Collectibles	37,411	37,151	125,992	110,703

Total revenues	$1,372,390	$1,078,485	$4,054,147	$3,131,226

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Revenues by geographic region:
United States	$1,352,996	$1,076,880	$4,029,221	$3,124,178
Asia Pacific	52	698	750	911
Europe	19,342	907	24,176	6,137

Total revenues	$1,372,390	$1,078,485	$4,054,147	$3,131,226

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Operating (loss) income:
Trading	$1,213	$7,851	$5,184	$20,459
Collectibles	(2,066)	(3,322)	(1,365)	(7,552)
Corporate expenses	(2,722)	(3,257)	(7,817)	(6,105)

Total operating (loss) income	$(3,575)	$1,272	$(3,998)	$6,802

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
Depreciation and amortization:
Trading
Depreciation and amortization	$165	$250	$504	$747
Collectibles
Depreciation and amortization	290	210	821	604

Total depreciation and amortization	$455	$460	$1,325	$1,351

	March 31,	June 30,
	2010	2009
	(in thousands)	(in thousands)
Inventories by segment/geographic region:
Trading:
United States	$99,675	$91,939
Europe	—	—

Total Trading	99,675	91,939

Collectibles:
United States	26,993	22,256
Europe	1,345	1,277
Asia	120	182

Total Collectibles	28,458	23,715

Total inventories	$128,133	$115,654

	March 31,	June 30,
	2010	2009
	(in thousands)	(in thousands)
Total assets by segment/geographic region:
Trading:
United States	$150,547	$151,986
Europe	155	—

Total Trading	150,702	151,986

Collectibles:
United States	43,395	38,485
Europe	19,853	19,791
Asia	1,227	1,398

Total Collectibles	64,475	59,674

Corporate and other	9,814	6,489

Total assets	$224,991	$218,149

	March 31,	June 30,
	2010	2009
	(in thousands)	(in thousands)
Total long-term assets by segment/geographic region:
Trading:
United States	$10,161	$10,451
Europe	38	—

Total Trading	10,199	10,451

Collectibles:
United States	4,736	4,740
Europe	2,377	1,036
Asia	150	145

Total Collectibles	7,263	5,921

Corporate and other	6,766	4,505

Total long-term assets	$24,228	$20,877

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2010
	( in thousands)
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$99,675	$—	$—	$99,675
Derivative assets — futures contracts	—	2,286	—	2,286

Derivative assets — forward contracts	—	890	—	890

Total assets valued at fair value:	$99,675	$3,176	$—	$102,851

Liabilities:
Liability on borrowed metals	$(33,552)	$—	$—	$(33,552)
Liability on margin accounts	(9,649)	—	—	(9,649)
Derivative liabilities — open sales and purchase commitments	—	(512)	—	(512)

Total liabilities valued at fair value:	$(43,201)	$(512)	$—	$(43,713)

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
Commodities
Commodities consisting of the precious metals component of the Company’s inventories are carried at fair value. The commemorative coins inventory totaling $622,000 as of March 31, 2010, is carried at cost and is thus excluded from the fair value disclosure. The fair value for commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities are classified in Level 1 of the valuation hierarchy.
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

16. SUPPLEMENTAL CASH FLOW INFORMATION

	Nine Months Ended	Nine Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)	(in thousands)
Supplemental disclosure of cash flow information:
Interest paid	$927	$1,467

Income taxes paid	$1,440	$485

Supplemental disclosure of non-cash transactions:
Issuance of 3,277,777 shares pursuant to legal settlement	$(6,556)	$—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:
•	Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the three months and nine months ended March 31, 2010 and 2009.
•	Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of March 31, 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.
•	Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.
•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.

Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles (our reporting segments are defined in Note 14 of the Notes to Condensed Consolidated Financial Statements). For the quarter ended March 31, 2010, our Trading and Collectibles segments reported revenues of $1.3 billion, or 97.3%, and $37.4 million, or 2.7%, compared to $1.0 billion, or 96.6%, and $37.2 million, or 3.4%, respectively, for the quarter ended March 31, 2009. These segments achieved operating income/(loss) of $1.2 million and $(2.1) million contributing to a consolidated operating (loss) of $(3.6) million during the current quarter compared to operating income/(loss) of $7.9 million and $(3.3) million contributing to a consolidated operating income of $1.3 million during the same period of the prior year.
For the nine months ended March 31, 2010, our Trading and Collectibles segments reported revenues of $3.9 billion, or 96.9%, and $126.0 million, or 3.1%, compared to $3.0 billion, or 96.5%, and $110.7 million, or 3.5%, respectively, for the nine months ended March 31, 2009. These segments achieved operating income/(loss) of $5.2 million and $(1.4) million contributing to a consolidated operating (loss) of $(4.0) million during the current year compared to operating income/(loss) of $20.5 million and $(7.6) million contributing to a consolidated operating income of $6.8 million during the same period of the prior year.
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
RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Nine Months Ended March 31, 2010 and 2009
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2010 and 2009 are as follows (dollars in thousands):

		% of		% of	Increase/	% of Increase/
	2010	Revenue	2009	Revenue	(decrease)	(decrease)
Revenue	$1,372,390	100.0%	$1,078,485	100.0%	$293,905	27.3%

Gross profit	11,541	0.8%	19,854	1.8%	(8,313)	(41.9)%

General and administrative expenses	8,239	0.6%	8,356	0.8%	(117)	(1.4)%
Salaries and wages	6,422	0.5%	9,766	0.9%	(3,344)	(34.2)%
Depreciation and amortization	455	0.0%	460	0.0%	(5)	(1.1)%

Operating (loss) income	(3,575)	(0.3)%	1,272	0.1%	(4,847)	(381.1)%
Interest income	1,636	0.1%	1,543	0.1%	93	6.0%
Interest expense	(330)	(0.0)%	(432)	(0.0)%	102	(23.6)%
Other (expense) income, net	(12)	(0.0)%	(375)	(0.0)%	363	(96.8)%
Unrealized gains on foreign exchange	1,592	0.1%	1,769	0.2%	(177)	(10.0)%

(Loss) income before income taxes	(689)	(0.1)%	3,777	0.4%	(4,466)	(118.2)%

		% of		% of	Increase/	% of Increase/
	2010	Revenue	2009	Revenue	(decrease)	(decrease)
Income tax provision	2,490	0.1%	520	0.1%	1,970	378.8%

Net (loss) income	(3,179)	(0.2)%	3,257	0.3%	(6,436)	(197.6)%
Less: Net income attributable to the noncontrolling interests	(339)	(0.0)%	(1,165)	(0.1)%	826	(70.9)%

Net (loss) income attributable to Spectrum Group International, Inc.	$(3,518)	(0.2)%	$2,092	0.2%	$(5,610)	(268.2)%

Earnings (Loss) per share attributable to Spectrum Group International, Inc.
Basic	$(0.11)		$0.07		$(0.18)	(257.1)%

Diluted	$(0.11)		$0.07		$(0.18)	(257.1)%

Weighted average shares outstanding
Basic	31,985		31,616

Diluted	31,985		32,089

The operating results of our business for the nine months ended March 31, 2010 and 2009 are as follows (dollars in thousands):

		% of		% of	Increase/	% of Increase/
	2010	Revenue	2009	Revenue	(decrease)	(decrease)
Revenue	$4,054,147	100.0%	$3,131,226	100.0%	$922,921	29.5%

Gross profit	38,991	1.0%	55,690	1.8%	(16,699)	(30.0)%

General and administrative expenses	21,195	0.5%	21,710	0.7%	(515)	(2.4)%
Salaries and wages	20,469	0.5%	25,827	0.8%	(5,358)	(20.7)%
Depreciation and amortization	1,325	0.0%	1,351	0.0%	(26)	(1.9)%

Operating (loss) income	(3,998)	(0.1)%	6,802	0.3%	(10,800)	(158.8)%
Interest income	4,505	0.1%	3,862	0.1%	643	16.6%
Interest expense	(1,130)	(0.0)%	(1,892)	(0.1)%	762	(40.3)%
Other income (expense), net	68	0.0%	359	0.0%	(291)	(81.1)%
Unrealized gains on foreign exchange	1,059	0.0%	4,740	0.2%	(3,681)	(77.7)%

Income before income taxes	504	0.0%	13,871	0.5%	(13,367)	(96.4)%
Income tax provision	506	(0.0)%	2,331	0.1%	(1,825)	(78.3)%

Net (loss) income	(2)	0.0%	11,540	0.4%	(11,542)	(100.0)%
Less: Net income attributable to the noncontrolling interests	(1,234)	(0.0)%	(3,221)	(0.1)%	1,987	(61.7)%

Net (loss) income attributable to Spectrum Group International, Inc.	$(1,236)	0.0%	$8,319	0.3%	$(9,555)	(114.9)%

Earnings (Loss) per share attributable to Spectrum Group International, Inc.
Basic	$(0.04)		$0.27		$(0.31)	(114.8)%

Diluted	$(0.04)		$0.26		$(0.30)	(115.4)%

Weighted average shares outstanding
Basic	31,895		30,748

Diluted	31,895		31,448

Revenues and Gross Profit. For the quarter, our revenues increased by $0.3 billion, or 27.3%, to $1.4 billion in 2010 from $1.1 billion in 2009. This was due primarily to a shift in product mix in our Trading segment resulting from an increased demand for gold and platinum products.
For the nine months, revenues increased $0.9 billion, or 29.5%, to $4.1 billion in 2010 from $3.1 billion in 2009. This increase was the result of a number of factors, including increased demand for gold products worldwide.
For the quarter, our Collectibles segment experienced an increase in revenues of $0.3 million, or 0.7%, to $37.4 million in 2010, from $37.1 million in 2009. Numismatics revenues increased by $2.9 million, or 9.6%, to $33.1 million in 2010 from $30.2 million in 2009 due to increased auction revenues as well as an increase in revenues in the Company’s wholesale Numismatics unit that was partially offset by a decrease in Philatelic revenues of $3.6 million, or 55.8%.
For the nine months, our Collectibles segment experienced an increase in revenues of $15.3 million, or 13.8%, to $126.0 million in 2010, from $110.7 million in 2009. Numismatics revenues increased $23.9 million, or 27.4%, to $111.1 million in 2010, from $87.2 million in 2009, due to increased auction revenues as well as an increase in revenues in the Company’s wholesale Numismatics unit. This was offset by a decrease in Philatelic revenues of $10.1 million, or 45.2%, and augmented by the Company’s new wine auction business with revenues of $0.6 million.
For the quarter, our gross profit decreased by $8.3 million, or 41.9%, to $11.5 million in 2010 from $19.9 million in 2009. This was primarily due to a decrease in the gross profit of our Trading segment of $9.7 million, or 68.7%, to $4.4 million in 2010 from $14.1 million in 2009. This decrease was primarily attributable to lower premiums and margins in our precious metal products resulting largely from an increased supply of precious metal products. This was offset by an increase in the gross profit of our Collectibles segment of $1.4 million, or 24.3%, to $7.1 million in 2010, from $5.7 million in 2009 due primarily to increased auction profits.
For the nine months, gross profit decreased by $16.7 million, or 30.0%, to $39.0 million in 2010, from $55.7 million in 2009. This was primarily due to a decrease in the gross profit of our Trading segment of $22.0 million, or 59.7%, to $14.9 million in 2010 from $36.9 million in 2009. This decrease was primarily attributable to lower premiums and margins in our precious metal products resulting largely from an increased supply of precious metal products. This was offset by an increase in the gross profit in our Collectibles segment of $5.3 million, or 28.3%, to $24.1 million in 2010, from $18.8 million in 2009, due to increased auction profits and an increase in profitability in the Company’s wholesale Numismatics unit.
For the quarter, our gross profit margins decreased to 0.8% in 2010, from 1.8% in 2009. This was attributable primarily to a decrease in our Trading segment margins to 0.3% in 2010 from 1.4% in 2009. Gross profit margins in our Collectibles segment increased to 19.0% in 2010, from 15.4% in 2009.
For the nine months, gross profit margins decreased to 1.0% in 2010, from 1.8% in 2009. This was attributable primarily to a decrease in our Trading segment margins to 0.4% in 2010, from 1.2% in 2009. Gross profit margins in our Collectibles segment increased to 19.1% in 2010, from 17.0% in 2009.
For the quarter and the nine months ended March 31, 2010, the premiums charged for bullion products by the Trading segment decreased significantly from the premiums charged in the comparable periods of the prior year. The Company believes the premium levels experienced in calendar year 2008 were the result of highly volatile market conditions that may not be achieved in future periods.
Operating Expenses. For the quarter, our general and administrative expenses decreased by $0.1 million, or 1.4%, to $8.2 million in 2010, from $8.3 million in 2009. For the quarter, North American Philatelic general and administrative expenses decreased by $0.3 million from 2009 to 2010. For the nine months, general and administrative expenses decreased by $0.5 million, or 2.4%, to $21.2 million in 2010 from $21.7 million in 2009. For the nine months ended March 31, 2010, Philatelic general and administrative expenses decreased by $2.4 million from 2009 to 2010. This was offset by an increase in Corporate expenses of $1.7 million from 2009 to 2010. The decrease in Philatelic expenses was due primarily to the shut-down of Bethel, CT facility. The increase in Corporate expenses is due primarily to increases in legal and accounting fees in fiscal 2010.
For the quarter, salaries and wages decreased by $3.4 million, or 34.2%, to $6.4 million in 2010, from $9.8 million in 2009. This was primarily due to a decrease in performance-based compensation expense in the Trading segment of $3.3 million, or 71.5%. The Company’s Collectibles segment’s salaries and wages remained consistent, totaling $3.6 million for the quarters ended March 31, 2010 and 2009.

For the nine months, salaries and wages decreased by $5.3 million, or 20.7%, to $20.5 million in 2010, from $25.8 million in 2009. This was primarily due to a decrease in performance-based compensation expense in the Trading segment of $7.2 million or 61.5%. This decrease is offset primarily by an increase in salaries and wages in the Company’s Collectibles segment of $1.1 million or 10.7%. The Company also incurred approximately $0.1 million of severance and relocation expenses in 2009, for moving its Militaria and North American Philatelic operations to its headquarters in Irvine, California as part of the Company’s plan to centralize its U.S. Collectibles operations.
For the quarter and the nine months, depreciation and amortization expenses were consistent between 2010 and 2009.
Interest Income. For the quarter, interest income increased by $0.1 million, or 6.0%, to $1.6 million in 2010 from $1.5 million in 2009. The increase was largely due, in part, to the Trading segment’s CFC lending business which increased interest income by $113,000, or 29.4%, during the three-month period. The remainder is due primarily to increased finance product activity in the Company’s Trading segment.
For the nine months, interest income increased by $0.6 million, or 16.6%, to $4.5 million in 2010 from $3.9 million in 2009. The increase was due in part to the Trading segment’s CFC lending business which increased interest income by $0.4 million, or 34.2%, for the nine months. This increase was augmented by an increase in the Trading segment’s financing business. The remainder is due primarily to increased finance product activity in the Company’s Trading segment.
Interest Expense. For the quarter, our interest expense decreased by $0.1 million, or 23.6%, to $0.3 million in 2010, from $0.4 million in 2009. For the nine months, our interest expense decreased by $0.8 million or 40.3%, to $1.1 million in 2010, from $1.9 million in 2009. This was related primarily to a decrease in the Trading segment’s average effective interest rate on its line-of-credit. Our Trading segment utilizes their line-of-credit extensively for working capital requirements. For the three and nine months ended March 31, 2010 and 2009, our consolidated average debt balances were approximately $24.1 million and $38.6 million, compared to $54.8 million and $48.5 million, respectively. The Company’s decrease in interest expense was also due to lower interest rates in fiscal 2010, with the Company’s base LIBOR rate decreasing to 0.25% in 2010, from 1.8% in 2009.
Other Income (Expense). For the quarter, other (expense) income decreased by $0.4 million, or 96.8%, to $(12,000) in 2010, from $(0.4) million in 2009. For the nine months, other income (expense) decreased by $0.3 million, or 81.0%, to $68,000 in 2010, from $0.4 million in 2009. These changes were the result of various miscellaneous items.
Provision for Income Taxes. Our income tax provision was approximately $2.5 million and $0.5 million for the quarters ended March 31, 2010 and 2009, respectively, and approximately $0.5 million and $2.3 million for the nine months ended March 31, 2010 and 2009, respectively. Our effective tax rates were approximately 361.4% and 13.8% for the quarters ended March 31, 2010 and 2009, respectively, and approximately 100.4% and 16.8% for the nine months ended March 31, 2010 and 2009, respectively. The Company’s effective tax rates differ from the federal statutory rates for state taxes, foreign taxes rate differentials and changes in the valuation allowances for deferred tax assets. Our effective rates could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Some of the Company’s net operating loss carryforwards are set to expire beginning 2010, which may impact the Company’s effective tax rate in future periods. Our effective rates can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Noncontrolling Interests. For the quarter, net income attributable to noncontrolling interests decreased by $0.8 million, or 70.9%, to $0.4 million in 2010, from $1.2 million in 2009. For the nine months, net income attributable to noncontrolling interests decreased by $2.0 million, or 61.7%, to $1.2 million in 2010, from $3.2 million in 2009 primarily due to lower 2010 profits in the Trading segment, which is 20% owned by Auctentia.
Net (Loss) Income. Net (loss) income decreased for the quarter by $5.6 million or 268.2%, to $(3.5) million in 2010 from $2.1 million in 2009. For the nine months, net (loss) income decreased by $9.5 million or 114.9%, to $(1.2) million in 2010 from $8.3 million in 2009 due primarily to a decrease in profitability in the Company’s Trading segment. The Trading segment’s operations experienced lower premiums and margins during the periods.

Earnings per Share. For the quarter, basic earnings per share decreased $0.18 per share to net (loss) of $(0.11) per share in 2010, from net income of $0.07 per share in 2009. Diluted earnings per share decreased $0.18 per share to net (loss) of $(0.11) per share in 2010, from net income of $0.07 per share in 2009. For the nine months, basic earnings per share decreased $0.31 per share to net (loss) of $(0.04) per share in 2010, from net income of $0.27 per share in 2009. Diluted earnings per share decreased $0.30 per share to net income of $(0.04) per share in 2010, from net income of $0.26 per share in 2009. The decreases in both basic and diluted earnings per share were primarily due to lower profitability in the Company’s Trading segment in 2010, as compared to 2009.
Trading Operations
The operating results of our Trading segment for the three months ended March 31, 2010 and 2009 are as follows:

		% of		% of	$ Increase/	% Increase/
(thousands of dollars)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Trading revenues	$1,334,979	100.0%	$1,041,334	100.0%	$293,645	28.2%

Gross profit	4,418	0.3%	14,123	1.4%	(9,705)	(68.7)%

General and administrative expenses	997	0.0%	772	0.1%	225	29.2%
Salaries and wages	2,043	0.2%	5,250	0.5%	(3,207)	(61.1)%
Depreciation and amortization	165	0.0%	250	0.0%	(85)	(33.9)%

Operating income	$1,213	0.1%	$7,851	0.8%	$(6,638)	(84.5)%

The operating results of our Trading segment for the nine months ended March 31, 2010 and 2009 are as follows:

		% of		% of	$ Increase/	% Increase/
(thousands of dollars)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)
Trading revenues	$3,928,155	100.0%	$3,020,523	100.0%	$907,632	30.0%

Gross profit	14,881	0.4%	36,892	1.2%	(22,011)	(59.7)%

General and administrative expenses	2,386	0.1%	2,082	0.1%	304	14.6%
Salaries and wages	6,807	0.2%	13,604	0.5%	(6,797)	(50.0)%
Depreciation and amortization	504	0.0%	747	0.0%	(243)	(32.5)%

Operating income	$5,184	0.1%	$20,459	0.6%	$(15,275)	(74.7)%

Revenues. For the quarter, our Trading segment’s revenues increased by $0.3 billion, or 28.2%, to $1.3 billion in 2010, from $1.0 billion in 2009. For the nine months, our Trading segment’s revenues increased by $0.9 billion, or 30.0%, to $3.9 billion in 2010, from $3.0 billion in 2009. This increase was due primarily to a shift in product mix in our Trading segment resulting from an increased demand for gold and platinum products.
Gross profit. For the quarter, our Trading segment’s gross profit decreased by $9.7 million, or 68.7%, to $4.4 million in 2010, from $14.1 million in 2009. This decrease was primarily attributable to lower premiums and margins, resulting largely from an increased supply of precious metal products generally, which caused a return to more normal premium spreads during the quarter.
For the nine months, our Trading segment’s gross profit decreased by $22.0 million or 59.7%, to $14.9 million in 2010 from $36.9 million in 2009. The segment did not speculate in this market maintaining hedges against substantially all of its market exposure at all times, thus earning the majority of its profits from the sale of physical precious metals.
For the nine months ended March 31, 2010, our Trading segment’s gross margin decreased by 0.8% to 0.4% in 2010, from 1.2% in 2009. This was due primarily to a substantial decrease in the premium spreads from the comparable period in the prior period.

During fiscal 2009, global economic conditions caused substantial volatility in the precious metals markets and demand for physical precious metal products. Management believes it is unlikely that these conditions will recur and, as a result, there can be no assurance the performance levels attained by the Trading segment in fiscal 2009, can be achieved in future periods.
General and administrative expenses. For the quarter, our Trading segment’s general and administrative expenses increased by $0.2 million, or 29.2%, to $0.9 million in 2010, from $0.7 million in 2009. For the nine months, our Trading segment’s general and administrative expenses increased by $0.3 million, or 14.6%, to $2.4 million in 2010, from $2.1 million in 2009.
Salaries and wages. For the quarter, our Trading segment’s salaries and wages expense decreased by $3.2 million, or 61.1%, to $2.0 million in 2010, from $5.2 million in 2009. This was due primarily to lower levels of contractual performance based compensation of $3.3 million, or 71.5%. For the nine months, our Trading segment’s salaries and wages expense decreased by $6.8 million, or 50.0%, to $6.8 million in 2010, from $13.6 million in 2009. This was due primarily to lower levels of contractual performance based compensation expense, which decreased by $7.2 million, or 61.5%.
Depreciation and amortization. For the quarter, our Trading segment’s depreciation and amortization expense decreased to $0.2 million in 2010, from $0.3 million in 2009. For the nine months, our Trading segment’s depreciation and amortization expense decreased to $0.5 million in 2010, from $0.7 million in 2009.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended March 31, 2010 and 2009 are as follows:

	For the three months ended March 31,
		% of		% of	$ Increase	% Increase/
(thousands of dollars)	2010	Revenue	2009	Revenue	(decrease)	Decrease
Collectibles Revenues	$37,411	100.0%	$37,151	100.0%	$260	0.7%

Revenues by Collectible Type:
Numismatics	$33,079	88.4%	$30,170	81.2%	$2,909	9.6%
Philatelics	2,820	7.5%	6,385	17.2%	(3,565)	(55.8)%
Militaria, wine and other	1,512	4.1%	596	1.6%	916	153.7%

	$37,411	100.0%	$37,151	100.0%	$260	0.7%

The revenues in our operations by collectible type for the nine months ended March 31, 2010 and 2009 are as follows:

	For the nine months ended March 31,
		% of		% of	$ Increase	% Increase/
(thousands of dollars)	2010	Revenue	2009	Revenue	(decrease)	Decrease
Collectibles Revenues	$125,992	100.0%	$110,703	100.0%	$15,289	13.8%

Revenues by Collectible Type:
Numismatics	$111,070	88.2%	$87,178	78.7%	$23,892	27.4%
Philatelics	12,224	9.7%	22,318	20.2%	(10,094)	(45.2)%
Militaria, wine and other	2,698	2.1%	1,207	1.1%	1,492	123.6%

	$125,992	100.0%	$110,703	100.0%	$15,289	13.8%

Revenues. For the quarter, our Collectibles segment’s revenues increased by $0.3 million, or 0.7%, to $37.4 million in 2010, from $37.1 million in 2009. The increase in revenues was attributable primarily to our Numismatics operations, where revenue increased $2.9 million, or 9.6%, to $33.1 million in 2010, from $30.2 million in 2009, largely as a result of increased auction revenues as well as increased revenues in the Company’s wholesale Numismatics unit. Philatelic revenues decreased by $3.6 million, or 55.8%, to $2.8 million in 2010, from $6.4 million in 2009.

For the nine months, our Collectibles segment’s revenues increased by $15.3 million, or 13.8%, to $126.0 million in 2010, from $110.7 million in 2009. The increase in revenues was attributable primarily to our Numismatics operations, where revenue increased $23.9 million, or 27.4%, to $111.1 million in 2010, from $87.2 million in 2009, largely as a result of increased auction revenues as well as increased revenues in the Company’s wholesale Numismatics unit. Philatelic revenues decreased by $10.1 million, or 45.2%, to $12.2 million in 2010, from $22.3 million in 2009, offset by the Company’s new wine auction business with revenues of $0.6 million.
The decrease in Philatelic revenues for the three and nine month periods is a result of Management’s decision to relocate those operations to the Company’s headquarters in California.
The Company established a new Collectibles business line company, Spectrum Wine Auctions LLC, which offers live and internet based rare wine sales. The wine company held its first auction in November 2009.
The operating results of our Collectibles segment for the three months ended March 31, 2010 and 2009 are as follows:

		% of		% of	$ Increase/	% Increase/
(thousands of dollars)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)

Collectibles revenue	$37,411	100.0%	$37,151	100.0%	$260	0.7%

Gross profit	7,123	19.0%	5,730	15.4%	1,393	24.3%

Selling, general and administrative expenses	5,260	14.1%	5,185	14.0%	75	1.5%
Salaries and wages	3,644	9.7%	3,659	9.8%	(15)	(0.4)%
Depreciation and amortization	285	0.8%	208	0.6%	77	36.9%

Operating (loss)	$(2,066)	(5.6)%	$(3,322)	(9.0)%	$1,256	(37.8)%

The operating results of our Collectibles segment for the nine months ended March 31, 2010 and 2009 are as follows:

		% of		% of	$ Increase/	% Increase/
(thousands of dollars)	2010	Revenue	2009	Revenue	(Decrease)	(Decrease)

Collectibles revenue	$125,992	100.0%	$110,703	100.0%	$15,289	13.8%

Gross profit	24,110	19.1%	18,798	17.0%	5,312	28.3%

Selling, general and administrative expenses	13,365	10.6%	15,540	14.0%	(2,175)	(14.0)%
Salaries and wages	11,303	9.0%	10,211	9.2%	1,092	10.7%
Depreciation and amortization	807	0.6%	599	0.5%	208	34.7%

Operating (loss)	$(1,365)	(1.1)%	$(7,552)	(6.7)%	$6,187	(81.9)%

Gross profit. For the quarter, our Collectibles segment’s gross profit increased by $1.4 million, or 24.3%, to $7.1 million in 2010, from $5.7 million in 2009. For the nine months, gross profit increased by $5.3 million, or 28.3%, to $24.1 million in 2010, from $18.8 million in 2009. These increases were primarily attributable to increased auction revenues.
Selling, general and administrative expenses. For the quarter, selling, general and administrative expenses in our Collectibles segment increased $0.1 million, or 1.5%, to $5.3 million in 2010, from $5.2 million in 2009. For the nine months, our Collectibles segment’s selling, general and administrative expenses decreased $2.1 million, or 14.0%, to $13.4 million in 2010, from $15.5 million in 2009. This was due primarily to the Company centralizing its U.S. Collectibles operations at the Company’s headquarters and managing those operations more effectively. The move of the Militaria business was completed in the third quarter of fiscal 2009; the relocation of the North American Philatelic operations was completed in July 2009.
Salaries and wages. For the quarter, our Collectibles segment’s salaries and wages expense decreased by $15,000, or 0.4%, to $3.6 million in 2010, from $3.6 million in 2009. For the nine months, our Collectibles segment’s salaries and wages expense increased by $1.1 million, or 10.7%, to $11.3 million in 2010, from $10.2 million in 2009. This is due primarily to performance based compensation which decreased by $(0.1) million, or (23.1)%, and increased by $0.9 million, or 139.9%, for the three and nine months ended March 31, 2010.

The Company also incurred certain severance charges in its Philatelic business line related to its shut down of the Bethel, CT facility and the costs associated with the Company’s wine auction business.
Depreciation and amortization. For the quarter, our Collectibles segment’s depreciation and amortization expenses increased by $77,000, or 36.9%, to $285,000 in 2010, from $208,000 in 2009. For the nine months, our Collectibles segment’s depreciation and amortization expenses increased by $208,000, or 34.7%, to $807,000 in 2010, from $599,000 in 2009.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the nine months ended March 31, 2010 and 2009:

(thousands of dollars)	2010	2009
Cash provided by operating activities	$20,879	$14,039
Cash provided by (used in) investing activities	6,228	(4,372)
Cash (used in) financing activities	(14,431)	(20,318)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities provided $20.9 million and $14.0 million in cash during the nine months ended March 31, 2010 and 2009. Primary uses of our 2010 operating cash flows were increases to our inventories of $(12.8) million, offset by $(2,000) in net (loss), and further decreased by non-cash items of $3.1 million. The other items which impacted our cash flows from operations during the nine months ended March 31, 2010, were decreases in accounts receivable and consignor advances of $0.4 million, decreases in receivables and secured loans of $11.9 million, increases in our accounts payable, accrued expenses and other liabilities of $18.8 million, and changes in our income taxes, net of $(0.4) million.
The primary contributors to our nine months ended March 31, 2009, sources of cash from operations were net income of $11.5 million, collection of our litigation settlement receivable of $6.0 million, and net decreases in our inventories of $5.7 million, increased by non-cash items of $3.4 million. The other items which impacted our cash flows from operations during the nine months ended March 31, 2009, were increases in receivables and secured loans of $(12.9) million and accrual of our litigation settlement of $(7.0) million, offset by net changes in our income taxes of $4.1 million, decreases in prepaid expenses and other assets of $1.8 million, and increases in accounts payable, accrued expenses and other liabilities of $1.7 million.
Our investing activities provided cash during the nine months ended March 31, 2010, of $6.2 million, compared to uses of cash of $(4.4) million during the nine months ended March 31, 2009. The fluctuation is primarily a result of the maturity of short-term certificates of deposits and sales of marketable securities of $7.1 million during the nine months ended March 31, 2010, versus the maturity of short-term certificates of deposits and the purchases of marketable securities of $(2.1) million during the nine months ended March 31, 2009.
Our financing activities used cash during the nine months ended March 31, 2010, of $(14.4) million, versus uses of cash of $(20.3) million during the nine months ended March 31, 2009. This was due primarily to the Trading segment’s decrease in net borrowings of $(31.8) million for the nine months ended March 31, 2010, versus a decrease in net borrowings of $(16.8) million for the nine months ended March 31, 2009, offset by a increase of $18.5 million in liability on borrowed metals for the nine months ended March 31, 2010, as compared to a decrease of $(2.2) million for the comparative 2009 period. Our other use of cash from financing activities were the Trading segment’s payment of a dividend of $(1.0) million to the noncontrolling interest holder during the nine months ended March 31, 2010.
A-Mark has a borrowing facility (“Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines-of-credit of up to $115.0 million including a facility for letters of credit up to a maximum of $115.0 million. A-Mark routinely uses the Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The 1-Month LIBOR rate was approximately 0.24% and 0.32% as of March 31, 2010 and as of June 30, 2009, respectively. Borrowings are due on demand and totaled $21.0 million and $52.8 million for lines of credit and $4.8 million and $4.8 million for letters of credit at March 31, 2010 and at June 30, 2009, respectively. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Credit Facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at March 31, 2010 were $37.1 million and $80.0 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. A-Mark had borrowed metals included in inventories with market values totaling $33.6 million and $15.1 million at March 31, 2010 and at June 30, 2009, respectively. Certain of these metals are secured by letters of credit issued under A-Mark’s Credit Facility, which totaled $4.8 million and $4.8 million at March 31, 2010 and at June 30, 2009, respectively.
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
As of March 31, 2010, our cash and cash equivalents and marketable securities totaled $29.9 million, compared to $26.4 million as of June 30, 2009. The Company’s working capital increased by $4.4 million, or 6.3%, to $74.8 million in the nine months ended March 31, 2010, from $70.4 million at June 30, 2009.
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
The Company’s policy is to substantially hedge its inventory position, net of open purchase and sales commitments, which are subject to price risk. The Company regularly enters into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in the derivatives and hedging topic of the FASB Accounting Standards Codification. Gains or losses resulting from the Company’s futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Note 9). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Net losses/(gains) on derivative instruments in the consolidated statements of operations of $10,294,000 and $(2,343,000) for the nine months ended March 31, 2010 and 2009, respectively, includes both realized and unrealized amounts.
At March 31, 2010 and at June 30, 2009, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $129,005,000 and $131,844,000, and $77,114,000 and $38,370,000, respectively; purchase and sale commitments related to open forward contracts totaling $23,822,000 and $27,731,000; and purchase and sale commitments relating to open futures contracts totaling $77,745,000 and $132,651,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchases and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchases and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2010 are scheduled to settle within 90 days.
The Company entered into an earn-out agreement in connection with the purchase of Ponterio & Associates where the Company may pay an increased purchase price based on performance provisions of qualified earnings from December 1, 2008 through November 30, 2009.
CRITICAL ACCOUNTING ESTIMATES
During the quarter ended March 31, 2010, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2009. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable for smaller reporting companies.
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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2009 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2009 Annual Report. There have been no material developments in those legal proceedings since the date of our 2009 Annual Report.
ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2009 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
On May 13, 2010, the Company entered into an amended and restated employment agreement (the “Agreement”) with Gregory N. Roberts, President and CEO of the Company, providing for a three-year term, ending June 30, 2013. During the term of the Agreement, the Company agrees to nominate Mr. Roberts to the Board of Directors. Effective July 1, 2010, Mr. Roberts’ base salary will increase to $525,000 per annum, and for fiscal 2011 and thereafter, Mr. Roberts will be entitled to receive a performance bonus based on specified percentages of the Company’s pre-tax profits, after certain adjustments. Mr. Roberts is also entitled to receive a one-time bonus of $175,000, payable within 10 business days after the Agreement was signed. Upon termination of Mr. Roberts’s employment by the Company without “cause” or by Mr. Roberts for “good reason”, Mr. Roberts is entitled to receive, among other things, a pro-rata portion of the performance bonus that would otherwise be payable for the year of termination, plus payment of a lump-sum severance payment equal to the greater of $1,200,000, or 75% of “annualized pay”, which is calculated generally as one-third of the salary and performance bonus payments during the 36 months preceding termination.
The above is a summary and is qualified in its entirety by the terms of the Agreement, which is filed as an exhibit to this Report on Form 10-Q.
ITEM 6. EXHIBITS

Exhibit 10.1	Amended and Restated Employment Agreement, dated as of May 13, 2010, between Spectrum Group International, Inc. and Gregory N. Roberts

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010	SPECTRUM GROUP INTERNATIONAL, INC.
	By:	/s/ Gregory N. Roberts
		Name:	Gregory N. Roberts
		Title:	President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2010

/s/ Paul Soth Paul Soth	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	May 14, 2010

/s/ Thor Gjerdrum Thor Gjerdrum	Formerly Chief Financial Officer and Executive Vice President	May 14, 2010