Form 10-K
period 2010-06-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2010-09-16
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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
Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $.01 per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): ☐ Yes   ☑ No
As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21.1 million, based on the closing price of the registrant’s common stock of $1.87 per share on December 31, 2009.
As of September 13, 2010 the registrant had 32,247,756 Common Stock outstanding, par value $.01 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive Proxy Statement relating to the 2010 annual meeting of stockholders, which the registrant expects to file within 120 days following June 30, 2010.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended June 30, 2010

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
PART I
ITEM 1. DESCRIPTION OF BUSINESS
Company Overview
Spectrum Group International, Inc. (together with its subsidiaries, “we,” the “Company” or “SGI”) is a global trading and collectibles network. We are a trader of precious metals and an auctioneer of coins, stamps, wine, and antique arms, armor and historical memorabilia, serving both collectors and dealers. We are also a merchant/dealer of certain collectibles. Our collectibles offerings span the price spectrums from modest to ultra-high end. Furthermore, we offer loans to coin dealers, collectors and investors back by their precious metals, rare coin and other collectibles as collateral.
We are a Delaware company headquartered in California with 143 employees globally, as of June 30, 2010. Our executive offices are located at 18061 Fitch, Irvine, California 92614. Our telephone number is (949) 955-1250, and our website is www.spectrumgi.com. Through this website, we make available free of charge all of our filings with the Securities and Exchange Commission (the “SEC”), including those under the Exchange Act of 1934, as amended (the “Exchange Act”). In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through this website, along with other information regarding our corporate governance policies.
Approximately 58% of the Company’s common stock is owned by Afinsa Bienes Tangibles, S.A. (“Afinsa”), either directly or through its wholly owned subsidiary, Auctentia, S.L. (“Auctentia”). Since September 2003, Afinsa and Auctentia have collectively owned a majority of the Company’s common stock and have had two representatives on the Company’s Board of Directors.
We conduct our operations within two business segments: Trading and Collectibles. (Our business segments are defined in Note 1 of the Notes to Consolidated Financial Statements.)
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
Our Collectibles business operates as an integrated network of leading companies concentrating on numismatic (coins) and philatelic (stamps) materials, rare and fine vintage wine, and antique arms, armor and historical memorabilia (militaria). We have offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, we also conduct Internet and telephoneauctions.

Before May 2009, we were known as Escala Group, Inc. (ESCL), and before September 2005, we were known as Greg Manning Auctions, Inc. (GMAI). GMAI was incorporated in New York in 1981, and made its initial public offering in May 1993.
Since 2003, we have been pursuing both an organic and acquisition growth strategy to become a global leader in rare collectibles. Over this time, SGI has completed numerous business acquisitions, each of which has fit one or more of three objectives: 1) expand our market position in a specific core collectibles market; 2) expand our geographic presence in a core market; and 3) enter a new collectibles market. As a result of this strategy, we now serve several collectibles channel and a precious metals trading market.
The trading segment looks to grow its business by expanding to new geographies and/or through new product offerings. We will continue to focus efforts in expanding business outside of the US in developed and undeveloped countries and look to offer new commodity products. We will continue to develop our domestic finance business by offering a variety of collectibles and bullion finance products.
Trading Segment
Overview
A-Mark, founded in 1965, is a full-service precious metals trading company engaged primarily in the wholesale purchase and sale of gold, silver, platinum and palladium in a variety of fabricated forms, including coins, bars, wafers and grain. In addition to trading, A-Mark offers its customers a variety of traditional precious metals merchant services including leasing, consignments and hedging. As a U.S. Mint-authorized purchaser of gold, silver and platinum Eagle coinage, A-Mark sources these products directly from the U.S. Mint for sale to its wholesale clientele. In addition to the U.S. Mint, A-Mark also has distributorships with other national mints, including Canada, Australia, South Africa, China and Austria. Customers of A-Mark include banks, financial institutions, coin dealers, jewelers, collectors, investors, investment advisors, manufacturers, refiners, mints and mines. We acquired A-Mark jointly with Auctentia in July 2005.
A-Mark, through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, offers collateralized loans on precious metals and rare coin and other collectibles collateral to coin dealers, collectors and investors.
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
The Company’s policy is to substantially hedge its inventory positions, net of open purchase and sales commitments that are subject to price risk. The Company regularly enters into metals commodity forwards and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
Because it seeks to substantially eliminate market exposure in the underlying commodities through the use of hedging instruments, A-Mark believes its business model largely functions independently of the price movement of the underlying commodities. The financial performance of A-Mark in any given time period is driven principally by customer activity as they perceive the market conditions.
Credit and position risk limits are set by A-Mark’s management. These limits include gross position limits for counterparties engaged in purchase and sales transactions with A-Mark. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.
A-Mark has a borrowing facility (the “Trading Credit Facility”) with a group of five financial institutions under an inter-creditor agreement, which provides for lines-of-credit of up to $115.0 million in total, including a facility for letters of credit up to a maximum of $115.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) (0.35% at June 30, 2010) plus a margin. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. Borrowings are due on demand and totaled $45.2 million for lines of credit and $4.8 million for letters of credit at June 30, 2010. The Trading Credit Facility is cancelable by written notice from the financial institutions. Amounts available for borrowing under the Trading Credit Facility at June 30, 2010 was $65.0 million.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth (as defined) of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at June 30, 2010, was $25.7 million and $70.0 million, respectively.
The Company also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of cash or equivalent metals borrowed.
CFC started doing business in 2005. All loans made by CFC are collateralized by the delivery to us of precious metals, coins or other collectibles, with loan to value ratios (principal loan amount divided by the “liquidation value,” as conservatively estimated by the Company’s management, of the collateral) of 50% to 90%. These loans are both variable and fixed interest rate loans, with maturities from three to twelve months. These short term loans bear interest at a rate based on the prevailing rate at the time the loan is made. CFC routinely performs an analysis of the expected collectability of customer notes receivable based on several factors, including the age and extent of significant past due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of the collateral securing the repayment of the outstanding balances and may establish an allowance for possible losses on those notes based on those analyses. The Trading Credit Facility provides funding for eligible CFC loans for a portion of the Trading Credit Facility.
On March 28, 2008, A-Mark entered into a joint venture with a marketing firm and contributed $450,000 for a 50% ownership in the joint venture. The joint venture, which is consolidated with the Company for financial reporting purposes, was formed for the purpose of purchasing, marketing, distributing and selling 2010 Vancouver Winter Olympic Bullion Coins and Olympic Commemorative Coins and other products. The joint venture’s original termination date is June 30, 2011. In May 2010, the parties agreed to a distribution, whereby all remaining funds at the time, except for $10,000, were distributed to the parties.
Supplier and Customer Concentrations
A-Mark buys a majority of its precious metals from a limited number of suppliers. The top two customers represented 28.3% and 12.0%, respectively, of trading revenues for the year ended June 30, 2010, and 23.1% and 6.2%, respectively, of trading revenues for the year ended June 30, 2009.

Trading Competition
A-Mark’s activities cover a broad spectrum of the precious metals industry, with a concentration on the consumer end of the industry. We service public, industrial and private sector consumers of precious metals which include jewelry manufacturers, industrial consumers, refiners, minting facilities, banks, brokerage houses and private investors. We face different competitors in each area and it is not uncommon for a customer and/or a supplier in one market segment to be a competitor in another. Our competitors may offer more favorable pricing or services considered to be superior to ours.
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
Collectibles Segment
Overview
We are a leading auctioneer of rare U.S. and foreign coins, paper currency and stamps, rare and fine vintage wine, and antique arms, armor and historical memorabilia. We are also a merchant-dealer of certain collectibles. Our activities are targeted to both collectors and dealers, and feature offerings ranging from modest to ultra-high end prices. Our collectibles companies, all of which are wholly-owned subsidiaries, are listed below.

Date
Company	Primary Activity	Location	Acquired/Formed
Teletrade	Coins and currencies auctions via the Internet and telephone— all price points but primarily mid-level	USA	October 1998

Spectrum Numismatics International	Wholesaler of coins, currencies and other collectibles	USA	December 1999

Corinphila Auktionen	Auctions of stamps — primarily high-level and rare (collections and single items)	Switzerland	September 2003

Heinrich Köhler Briefmarkenhandel	Wholesaler of stamps — primarily high-level	Germany	September 2003

Heinrich Köhler Auktionshaus	Auctions of stamps — primarily high-level (collections and single items)	Germany	September 2003

Bowers and Merena Auctions	Auctions of coins — primarily high-value and rare; and coin retailer — primarily catalogue and Internet	USA	February 2004

H.R. Harmer Nutmeg Stamps	Auctions of stamps — entry, mid-level and high-level	USA	July 2004

John Bull Stamp Auctions	Auctions of stamps — entry, mid-level and high-level	Hong Kong	January 2005

Greg Martin Auctions	Auctions of arms and armor and historical memorabilia	USA	October 2005

Spectrum Wine Auctions	Auctions of rare and fine vintage wines	USA	February 2009

Corinphila Veilingen	Auctions of stamps — primarily high-level and rare (collections and single items)	Netherlands	January 2010
During the fiscal year ended June 30, 2009, we also operated the brand “Nutmeg Stamp Sales” in our North American stamps division. In May 2009, we merged the “Nutmeg Stamp Sales” brand into “H.R. Harmer.” In early fiscal 2011, we intended to change the name of the company to H.R, Harmer – Global Philatelic Network GmH through a transfer of assets. . In addition, during the fiscal year ended June 30, 2009, we operated North American Certified Trading (in our coins division) and Heinrich Köhler Berliner (in our European stamps division). In fiscal 2009, the retail operations formerly conducted by North American Certified Trading were assumed by Bowers and Merena, and the operations of Heinrich Köhler Berliner were discontinued.

Teletrade, which the Company bought in 1998, offers certified coins and currencies auctions via the Internet and telephone.
Spectrum Numismatics, which we have owned since 1999, is engaged in the buying and selling of coins and currencies on a wholesale basis.
Corinphila, which we also acquired as part of our 2003 transactions with Afinsa, is the oldest stamp auction house in Switzerland. It specializes in high-end philatelic single items and specialized collections.
Köhler, founded in 1913, became one of our subsidiaries in our 2003 transactions with Afinsa. It specializes in post-1945 German and old Communist Eastern Bloc countries’ philately. Köhler is one of the largest philatelic auction houses in Germany and, like our other philatelic auction houses, conducts wholesale transactions of philatelic materials. Bowers and Merena, which we acquired in 2004, is one of the leading rare coin auctioneers in the U.S. and has recently expanded into retail operations.
The auction house H.R. Harmer, which was originally based in New York and which we acquired in 2004, was founded in 1940. H.R. Harmer is one of the leading philatelic auction houses in the U.S.
John Bull Stamp Auctions is the oldest philatelic auction house in Hong Kong. We acquired John Bull in 2005.
We acquired Greg Martin Auctions in October 2005. That company was founded in January 2002, by three principals of Butterfields Auctioneers, one of whom, Greg Martin, has continued as the President of the company since the acquisition. Greg Martin Auctions is engaged in the sale by auction of antique arms, armor and historical memorabilia. In 2009, we relocated Greg Martin Auctions from Northern California to Irvine, California, where our corporate headquarters are located.
In December 2008, we acquired Ponterio & Associates, which is a 26 years old firm specializing in ancient and world coins and paper money. It is operated through Bowers and Merena.
We formed Spectrum Wine Auctions in February 2009. Spectrum Wine Auctions conducted its first auction of rare collectible wines in November 2009.
On January 1, 2010, Heinrich Köhler Auktionshaus Gmbh & Co KG acquired 100% of Postzegelveiling Wiggers De Vries B.V., a privately-held, Netherlands-based auction house, for cash consideration of $360,000. As part of and concurrent with the closing, the company’s name was changed to Corinphila Veilingen B.V.
We access our Collectibles markets through multiple channels. Principal among these are traditional “live” auctions featuring full electronic capabilities. Further, certain of our subsidiaries offer Internet-only auctions. We also buy and sell collectible materials on a wholesale basis as a merchant/dealer, as well as engage in a limited number of direct sales on a private treaty basis. We believe our size and access to multiple channels are competitive advantages that help us maximize prices realized for the various kinds and grades of collectible materials that we encounter.
In all of our market channels, we may be offering either owned inventories or properties that have been consigned to us by its owner. In our role as auctioneer, we match consignors (sellers) of properties with buyers of these properties through the auction process. We will then invoice the buyers for their purchases (including commissions owed by the buyers), collect payments from the buyers, and make remittances to the sellers, net of their commissions owed. The auction commissions that we typically charge to the sellers range from 0% to 20% and those charged to the buyers range from 12.5% to 19.5%.
“Traditional auctions” are live, in-person auctions conducted by a licensed auctioneer. We hold multiple auctions each year in a variety of venues, including strategically located hotels and at major trade conferences and conventions. All traditional auctions are augmented by hard copy and/or electronic catalogs, and most are augmented by one or more forms of electronic bidding, a growing trend in auction services. Our traditional auctions are based on a “full service” auction model in which we take physical possession of all items offered for sale in our auctions, inspect and describe all offerings, receive all sums due, remit sale proceeds to the seller and professionally pack and ship items to the buyer.

In our traditional auctions, prospective buyers place bids on each lot as presented in the order shown in the catalog at the time and date of the auction. Before the auction, prospective buyers may bid by lot as shown in the catalog and communicate such bids to us by mail, fax, telephone or the Internet. At the auction, the auctioneer typically opens bidding at levels based on bids received prior to auction or a percentage of previously established reserve prices. The item offered is sold to the highest bidder, whether such bid was received before the auction or at the time of sale, and such high bidder must pay the hammer price, the applicable buyer’s premium, and all applicable sales taxes. Additionally, buyers pay a shipping and handling fee if they do not accept delivery of the items at the auction venue.
The auctioneer regulates the bidding and reserves the right to refuse any bid believed by him/her not to be made in good faith. Costs involved in conducting a traditional auction include, among other things, the cost of inspecting, describing, storing and insuring the items to be offered for sale; creating, printing and the production of the catalog; transportation, auction advertising, auction venue site rental fees, security, temporary personnel, expenses of certain additional auction-related accounting and shipping functions, and credit card merchant fees.
We operate “Internet auctions” through our Teletrade, Bowers and Merena, Greg Martin Auctions, and Spectrum Wine Auctions subsidiaries. In Internet auctions, bidding takes place over the Internet and/or telephone. Depending on which technology the Company utilizes, there may be no live auctioneer and no bidders in a single physical location orally making bids. In certain types of Internet auctions, a Company employee operates the live Internet bidding software, effectively acting as the auctioneer.
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
Our collectibles presence on the Internet is through the following websites:
www.bowersandmerena.com
www.corinphila.ch
www.corinphila.nl
www.gregmartinauctions.com
www.heinrich-koehler.de
www.hrharmer.com
www.jbull.com
www.spectrumcoins.com
www.spectrumwineauctions.com
www.teletrade.com
The Company also owns over 100 other domain names, including www.coins.com, www.sportscard.com, and www.iauctions.com.
In May 2010, the Company and its three wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), Bowers and Merena Auctions, LLC (“Bowers”), and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line-of-credit (the “Collectibles Credit Facility”) up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, Bowers, and Teletrade, and are further guaranteed by the Company. The Collectibles Credit Facility is repayable on demand, and interest on outstanding amounts accrue at the lender’s base rate plus additional basis point. As of June 30, 2010 SNI had borrowed $2.0 million from this Collectibles Credit Facility. Separately, A Mark, our precious metals trading company, has a Collectibles Credit Facility with this lender totaling $15.0 million, which is a component of A Mark’s Trading Credit Facility. Total borrowing capacity between SNI and A Mark cannot exceed $17.5 million with respect to this lender. As of June 30, 2010 the total amount borrowed was $7.7 million, $2.0 million by SNI and $5.7 million by A Mark. Amounts available for borrowing under this Collectibles Credit Facilities as of June 30, 2010 was $5.5 million.
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
Complementary Merchant Dealer Operations; Private Treaty Sales
In order to complement and enhance our auction business, we frequently buy collectibles in our own name and resell them as a merchant/dealer or in our auctions. For a variety of reasons, some collectors require the immediate liquidation of their collections and cannot wait for an appropriate auction. Other collectors do not wish to sell by auction and prefer a negotiated, fixed price sale. In these instances, we use our knowledge of the markets and products to make what we call “opportunistic purchases.” In most instances, collectibles purchased in this manner are resold within 180 days either in one of our auctions or in a private treaty transaction. In other instances, either because the markets are not yet ripe or because the collection purchased is so large, we may conclude that the collectibles are most profitably sold over a period of time, in which case, the collectibles purchased are held in our inventory and resold over an extended time period. In addition to these opportunistic purchases, we continually search the collectibles markets for favorable buying opportunities and buy individual pieces and collections to resell to a particular collector pursuant to a specific purchase request, to fill a need for one of our auctions to make that auction more attractive to the targeted audience, or to take advantage of what we believe are favorable prices and buying opportunities. In these circumstances, items purchased are generally resold in less than 180 days, but may be held for longer periods.
We earn profits, or incur losses, on the sale of owned inventory to the extent the sale prices exceeds, or are less, than the acquisition prices paid by us. We seek to sell our owned inventory as quickly and efficiently as possible, thereby promoting a high level of inventory turnover and maintaining maximum liquidity.
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
Collectibles Competition
The auction and merchant dealer markets, both traditional and Internet, for the collectibles that we offer are highly competitive and dynamic. With the exception of the low-end and consumer-to-consumer segments of the Internet auctions market in which eBay has secured a dominant market position, no clear market leader exists. The market comprises thousands of merchant/dealers, as well as thousands of individual collectors buying and selling directly through consumer-to-consumer Internet trading platforms and at collectibles shows and conventions. Most of these competitors, however, are small, privately owned companies, and most are focused on a single collectible category and do not have a multi-category presence similar to ours.
Our principal numismatic auction and merchant/dealer competitors are Heritage Rare Coin Galleries, Stack’s Rare Coins, Ira and Larry Goldberg Coins & Collectibles, and U.S. Coins, Inc.
As a general matter (with some exceptions), the local market is preferred by sellers of philatelic materials. In other words, sellers of U.S. collections generally prefer to sell their material through U.S. auction houses, and German material is generally sold through German companies. An exception is Switzerland, where Corinphila sells specialized collections and Latin American materials along with Swiss collections.
Among our primary competitors in the domestic philatelic auction and merchant dealer business are Spink Shreves Galleries, Inc., Robert A. Siegel Auction Galleries, Inc., Mystic Stamp Company, and Regency-Superior, Ltd.
In Europe, the Company has numerous philatelic competitors that include Hanseatische Briefmarkenauktionen OHG (HBA), Auktionshaus Ulrich Felzmann GmbH & Co. KG, Wurttembergisches Auktionshaus Fur Postwertzeichen GmbH, and Philatelie Christoph Gartner GmbH in Germany; David Feldman S.A., Peter Rapp AG, Chiani-Auktionen, Giorgino Auktionen, and Rolli-Schar AG in Switzerland; Behr Philateli in France; Thomas Hoiland Auctions in Denmark; Van Dieten Postzegelveilingin B.V., and De Nederlandsche Postzegelveiling B.V. in the Netherlands; and Harmers of London, Stanley Gibbons, Grosvenor Auctions, and Bonhams in the UK.
Our major competitors in the arms and armor business are Bonhams & Butterfields, Rock Island Auction Company, Little John’s Auction Service, James D. Julia, Amoskeag Auction Company, Christie’s, and Sotheby’s Parke-Bernet.
Our competitors in the wine auction business include Christie’s, Sotheby’s, Zachys, Hart Davis Hart, and Acker Merrall & Condit.
Our competition in the Hong Kong philatelic market includes InterAsia Auctions, Spink, and Zurich Asia.
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
Employees
As of June 30, 2010, we had 143 employees, with 111 located in North America, 28 in Europe, and 4 in Asia. 131 of these employees were considered full-time employees. We regard our relations with our employees as good. The table below provides a breakdown of our employees by segment as of June 30, 2010, and 2009.

	June 30, 2010	June 30, 2009
Trading	20	20
Collectibles	116	119
Corporate	7	3

Total	143	142

Website Address
The Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, www.spectrumgi.com, to a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with, or furnished to, the SEC.
ITEM 1A. RISK FACTORS
We face risks and uncertainties in connection with the bankruptcy proceedings of Afinsa, our majority shareholder.
Our majority shareholder, Afinsa, is currently in bankruptcy proceedings in Spain. Its wholly-owned subsidiary, Auctentia, which owns 58% of the Company’s stock directly, is no longer in bankruptcy proceedings itself, but the stock of Auctentia is among the assets of Afinsa’s bankrupt estate.
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
Although SGI and Auctentia are parties to a registration rights agreement pursuant to which Auctentia may request that substantially all of the shares of the Company’s common stock beneficially owned by it be registered by the Company at the Company’s expense, the Company would not be able to comply with any such request until it is able to meet the SEC requirements governing registration statements, including those relating to audited financial statements. Until such time, Afinsa (and Auctentia) would not be able to sell the shares of our Company publicly, and would have to dispose of those shares in one or more private transactions. If and when the shares are registered, then they will be freely tradable immediately after any registration. Sales of such shares in the public markets in one or more “block” transactions could have a negative effect on the trading price of the Company’s common stock.

We face potential liabilities as a result of ongoing proceedings against certain of the Company’s former officers and directors.
As described in further detail below, under the heading captioned “Legal Proceedings — SEC Action,” on March 23, 2009, following a three-year investigation, the SEC filed an action in the U.S. District Court for the Southern District of New York against Greg Manning, formerly Chief Executive Officer and President of the Company and First Vice Chairman of its Board of Directors, and Larry Crawford, formerly the Chief Financial Officer of the Company, seeking a permanent injunction against future violations of certain provisions of the federal securities laws, and disgorgement and civil monetary penalties in an unspecified amount. The action against Mr. Manning was settled on August 23, 2010. The action against Mr. Crawford is ongoing.
In addition, as more fully described below under “Legal Proceedings — Spanish Criminal Investigation,” Messrs. Manning and Crawford, along with other former officers and directors of the Company and Central de Compras Coleccionables (“CdC”), a wholly-owned subsidiary of the Company, are the subject of a criminal investigation in Spain arising out of the Company’s transactions with Afinsa. The Company understands that, under Spanish law, after the end of the investigative stage, which is expected to last for years, the Spanish Investigative Court will determine whether there are grounds to bring formal charges and to continue to a trial or whether the proceedings should be dismissed. As the Company understands Spanish law, corporations cannot be charged directly with criminal acts, but face the possibility of secondary civil liability through the actions of their officers. Therefore, if any of these former officers or directors of SGI or CdC is ultimately found guilty, then, under this principle of secondary civil liability, the corporation could be held liable for certain associated penalties. However, neither SGI nor CdC is currently a party to these criminal proceedings, and the effect, if any, on the Company cannot be determined at this time.
Messrs. Manning and Crawford (and such other officers and directors) are entitled to receive advances from the Company for their legal fees and expenses in connection with the Spanish criminal proceedings. In addition, the Company is continuing to advance fees and expenses to Mr. Crawford in connection with the SEC action, and may be obligated to indemnify and reimburse Mr. Crawford for amounts paid by him in connection with money judgments, penalties or settlements in the SEC action. We are unable at this time to predict whether these developments will result in any kind of additional formal proceeding against SGI or CdC, and are unable to assess the likelihood of a favorable or unfavorable outcome of any such action, or to estimate the amount of liability in the event of an unfavorable outcome. If we are ultimately required to pay significant defense costs, damages or settlement amounts as a result of our indemnification obligations, such payments could materially and adversely affect our liquidity and results of operations.
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
While we will endeavor to comply fully with the terms of the SEC Settlement, it is possible that the SEC’s enforcement staff may take issue with our compliance, despite our efforts. In particular, we are not currently in compliance with the requirement that we make all necessary filings under the Exchange Act; we have not filed amended Reports on Form 10-K for the years ended June 30, 2004, and 2005 (either separately or as part of a comprehensive Report on Form 10-K); we have not filed Reports on Form 10-K for the fiscal years ended June 30, 2006, 2007 and 2008; and we have not filed Reports on Form 10-Q (or amended Reports on Form 10-Q, as the case may be) for any quarter during these fiscal years. The reason we have not been able to file these Reports on Form 10-K and 10-Q to date is that we face two major issues with completing our audit of the financial statements for our North American Philatelic Division — and therefore the audit of the Company’s consolidated financial statements — for any year prior to June 30, 2008. First, many of the accounting records for that Division for the prior periods — specifically, the supporting analyses for balance sheet and income statement accounts — are incomplete and need to be reconstructed. Second, the Company has experienced significant turnover in its accounting and corporate personnel since 2006, which has adversely impacted the Company’s ability to reconstruct these financial data.
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
We are the subject of examinations by U.S., New York State and Spanish tax authorities.
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
In addition to our advancement and indemnification obligations described above, we have also incurred significant expenses relating to the re-audit and restatement of our historical financial statements, investigation by the Audit Committee, the SEC investigation and settlement and the shareholder litigation. We may incur significant additional expenses in connection with the re-audit and restatement of our historical financial statements, the preparation of our delinquent Exchange Act reports and the Spanish criminal proceedings. In addition, these matters are likely to divert the time and attention of our management from regular business operations.
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
One of A-Mark’s key assets is its customer base. This base provides deep distribution of product and makes A-Mark a desirable trading partner for any precious metals product manufacturer, including a sovereign mint seeking to distribute precious metals coinage or a large refiner seeking to sell large volumes of physical precious metals. For the fiscal year ended June 30, 2010, A-Mark’s top two customers represented 28.3%, and 12.0%, respectively of our Trading revenues. Any event that would adversely affect the relationship between A-Mark and its customers, or the loss of any significant customer, would negatively impact A-Mark’s results of operations.
A-Mark’s business is heavily dependent on its credit facility and its banking relationships.
The Trading Credit Facility provides A-Mark and CFC with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is a demand facility, and any of the five lending institutions can cancel its portion of the Trading Credit Facility upon written notice.
The loss of a credit-line of any one of the five bank participants and the failure of A-Mark to replace that line could have a material adverse effect on the business and financial condition of A-Mark.
In addition, CFC is permitted to utilize a portion of the Trading Credit Facility to fund its loans. There can be no assurance that the cash flows from our CFC business will be sufficient to enable us to repay any borrowings under the Trading Credit Facility.
In addition, fluctuations in interest rates influence the cost of funds for borrowings under the Trading Credit Facility.
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
The materials held by A-Mark and our collectibles companies are subject to loss, damage, theft or restriction on access.
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
Our business is subject to the risk of fraud, forgeries, fakes, lack of provenance and counterfeiting.
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
We offer various types of financing in our business. Our receivables from the customers with whom we trade in precious metals represent short-term, non-interest bearing amounts due from metal sales and are generally secured by the related metals maintained in the Company’s possession, by a security interest, or by a letter of credit issued on behalf of the customer. Advances on refined materials represent metals advanced to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. Wholesale trade advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints. The Company periodically extends short-term credit through the issuance of notes receivable to approved customers at interest rates determined on a customer-by-customer basis. The amounts due from brokers principally relates to commodity hedging transactions.
SGI also frequently extends trade credit in connection with its auction sales. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The sale and auction of Company-owned inventory are, from time to time, made with extended payment terms of up to twelve months. Certain assets held by the Company collateralize these receivables.

The Company operates a financing business through CFC that makes secured loans at loan to value ratios (principal loan amount divided by the “liquidation value”, as conservatively estimated by management, of the collateral) of 40% to 85%. These loans are both variable and fixed interest rate loans, with maturities from six to twelve months.
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
The Company currently has no working capital facility in place, other than its Trading and Collectibles Credit Facilities., which are repayable on demand. If the cash that we generate from our business, together with cash that we may borrow under the Trading and Collectibles Credit Facilities, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. In addition, the Company’s ability to raise capital through the public issuance of equity or debt securities may be restricted because of its failure to file its delinquent reports under the Exchange Act.
Failure to obtain such financing could have a material adverse effect on the Company’s ability to offer cash advances to potential consignors of property (which is an important aspect of the marketing of an auction business), to acquire collectibles for sale in the Company’s business, to expand into sales of other collectibles, to expand our CFC operations, to initiate any other new business activities and to execute on any strategic growth plan we might develop. Also, the Trading and Collectibles Credit Facilities impose certain restrictive covenants, including restrictions on the payment of dividends to the parent company, which could have an adverse impact on our liquidity position and our ability to expand our business.
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
As described below under heading captioned “Controls and Procedures,” we have in the past had material weaknesses in our internal control over financial reporting and, as of June 30, 2010, had two material weaknesses. We have also concluded that, as of June 30, 2010, our disclosure controls and procedures were not effective. We have adopted a plan to remediate these material weaknesses and have taken steps to address certain of the issues associated with our disclosure controls and procedures. However, there can be no assurance that the measures we have taken and will take to remediate identified weaknesses and to address our disclosure control issues will be sufficient or that we will not identify additional weaknesses in the future. Additionally, even if we believe we have effective control over financial reporting, the process for assessing the effectiveness of internal control over financial reporting requires subjective judgments and the application of standards that are relatively new and subject to questions of interpretation. If we continue to conclude that our internal control over financial reporting is not effective, the perception of our Company may be adversely affected, which could in turn adversely affect the price of our securities, our access to the capital markets and/or our borrowing costs.
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
The business of buying and selling precious metals and collectibles is highly competitive. The Company competes with a number of precious metals trading firms, auction houses, and collectibles companies throughout North America, Europe and the rest of the world, some of whom have greater financial, and other types of resources, and name recognition. Our competitors may offer services, pricing or commissions that could be deemed superior to ours.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not applicable for a smaller reporting company.
ITEM 2. PROPERTIES
Our headquarters and most of our North American Collectibles operations are located in one facility in Irvine, CA, consisting of approximately 20,000 square feet of office space. This lease expires on May 31, 2011. Our arms and armor auction operations are located nearby, in leased warehouse facilities consisting of approximately 8,000 square feet, under a lease expiring on May 31, 2011. We also lease another warehouse in Irvine under a lease expiring on August 4, 2011. Our trading operations are conducted in facilities in Santa Monica, CA, where we lease approximately 4,300 square feet of office space under a lease which expires on April 30, 2011. We also lease approximately 7,400 square feet in Zurich, Switzerland, approximately 8,900 square feet in Wiesbaden, Germany, approximately 5,400 square feet in Amstelveen, Netherlands, and approximately 1,300 square feet in Hong Kong, where we conduct our European and Hong Kong Collectibles Operations. The Zurich lease expires on May 31, 2013; the Wiesbaden lease expires on October 31, 2012; the Amstelveen lease expires on December 31, 2011; and the Hong Kong lease expires on February 21, 2013. We also lease approximately 1,900 square feet in Madrid, Spain, where we are winding down our CdC operations. The Madrid lease expires on June 30, 2011. We are currently under negotiation to renew all expiring leases.
During fiscal 2009, we also leased approximately 22,500 square feet in Bethel, CT, where our North American philatelic operations were located. We terminated this lease on August 31, 2009. Also during fiscal 2009, we owned a building in West Caldwell, NJ, where the philatelic operations had been located prior to moving such operations to Bethel, CT in 2007, and subsequently to Irvine, CA in 2009. We sold this building in April 2009, for a gross sales price of approximately $2.1 million.

ITEM 3. LEGAL PROCEEDINGS
Ongoing Legal Proceedings Against Certain of the Company’s Former Officers and Directors Relating to the Company’s Transactions with Afinsa
Spanish Criminal Investigation
In May 2006, Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing, including money laundering, fraud, tax evasion and criminal insolvency. The Spanish criminal investigation initially focused on Afinsa and certain of its executives and was later expanded to include several former officers and directors of SGI and CdC, including (most recently) Messrs. Manning and Crawford. From June 2003, through May 2006, we supplied philatelic material to Afinsa, and we understand that Afinsa used the material in connection with transactions between itself and its clients, entering into contracts with investors to sell specified philatelic material. These investors would deposit funds with Afinsa for a specified period of years, and at the end of an agreed-upon contract term the investors would have the option of receiving either (i) the specified stamps or other philatelic materials set forth in the contract, or (ii) the principal sum invested, plus a contractually specified interest rate. In most cases, Afinsa maintained (at the investors’ request) physical possession of the philatelic material until the end of the contract term.
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
Messrs. Manning and Crawford (and certain of the other former officers and directors of the Company who are the subject of the Spanish criminal investigation) are entitled to receive advances from the Company for their legal fees and expenses in connection with the Spanish criminal proceedings.
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

Also on March 23, 2009, the SEC filed an action in the U.S. District Court for the Southern District of New York against Messrs. Manning and Crawford in connection with its investigation, seeking a permanent injunction against future violations of certain provisions of the federal securities laws, and disgorgement and civil monetary penalties in an unspecified amount. The action against Mr. Manning was settled on August 23, 2010. The action against Mr. Crawford has not been settled and is on-going.
The Company is continuing to advance fees and expenses to Mr. Crawford in connection with the SEC action, and may be obligated to indemnify and reimburse Mr. Crawford for amounts paid by him in connection with judgments, penalties or settlements in the SEC action. The Company is unable to estimate the impact of this obligation on our financial position, operations or cash flow.
Tax Investigation in Spain
On November 17, 2005, the Spanish tax authorities commenced a tax examination of CdC. This examination, which now covers all periods from fiscal 2001, through fiscal 2006, is ongoing and the outcome cannot be determined at this time.
Greg Manning v. SGI
On or about August 7, 2007, Mr. Manning commenced arbitration against the Company before the American Arbitration Association, asserting claims for breach of contract and defamation, based on his allegation that the Company wrongfully terminated his consultancy for cause in April 2007. On or about March 28, 2008, the Company filed counterclaims against Mr. Manning for breach of contract, breach of fiduciary duty and unjust enrichment, based on Mr. Manning’s breaches of his contractual and fiduciary obligations in connection with the Company’s transactions with Afinsa.
On July 8, 2010, the Company entered into a settlement agreement with Mr. Manning, pursuant to which it agreed to pay approximately $2.7 million in cash to Mr. Manning of which $300,000 was to be placed into an escrow account to satisfy certain of the Company’s continuing advancement/indemnification obligations. The Company paid all amounts due under the settlement agreement in August 2010 (subject to certain continuing indemnification obligations).
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
As part of the settlement of the derivative lawsuit, the Company recovered $5.5 million from insurers on behalf of certain of the named defendants in one or both proceedings. The Company also agreed to adopt (and has since adopted) certain corporate governance policies and procedures relating to revenue recognition, our internal audit function, codes of ethics, and board and committee composition and continuing education, among other things. The Company also paid all of plaintiffs’ court-approved attorneys’ fees of $925,000, together with approved expenses of $70,000. The Company’s insurer funded $475,000 of these amounts.
Under the settlement of the securities class action, SGI was required to contribute an aggregate of $6.0 million in cash and 4.0 million newly issued shares of its stock to a settlement fund for the benefit of the class members. These amounts also covered the legal fees and expenses of the plaintiffs’ counsel in the action. During the year ended June 20, 2008, the Company contributed the full $6 million in cash to the fund, a substantial portion of which was funded by insurers. After taking into account recoveries, the Company’s net cash payment obligations under both settlements was approximately $1.1 million.
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
PART II.
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The common stock of the Company is traded on the Pink OTC Markets Inc. (“Pink Sheets”) under the symbol SPGZ.PK. Prior to January 2007, our stock was traded on NASDAQ’s National Market under the symbol ESCL. In January 2007, our stock was de-listed from the NASDAQ National Market because of our failure to comply with our financial reporting obligations under the Exchange Act.
As of September 13, 2010, there were 1,015 stockholders of record of our common stock and the last reported sale price of our stock as reported by the Pink Sheets was $1.90.
The following tables set forth the range of high and low closing prices for our common stock, for each of the periods indicated, as reported by the Pink Sheets. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2010
Quarter	High	Low
First	$2.99	$2.00
Second	$3.30	$1.81
Third	$1.95	$1.67
Fourth	$2.25	$1.70

	2009
Quarter	High	Low
First	$2.80	$1.65
Second	$2.65	$1.70
Third	$2.95	$0.86
Fourth	$2.99	$1.85
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
In addition, A-Mark’s credit facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth (as defined) of $20.0 million and $50.0 million, respectively. SGI’s ability to pay dividends, if it were to desire to do so, could be limited as a result of these restrictions.
Equity Compensation Plan Information
The following table provides information as of June 30, 2010, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

(c)
Number of securities
	(a)		remaining available for
	Number of securities	(b)	future issuance under
	to be issued upon	Weighted average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders (1)	1,481,386	$2.48	711,999
Equity compensation plans not approved by security holders (2)	—	—	—

Total	1,481,386	$2.48	711,999

(1)	Consists of stock options and restricted stock granted under the 1993 Stock Option Plan, as amended (the “1993 Plan”), and the 1997 Stock Incentive Plan, as amended (the “1997 Plan”). Spectrum’s stockholders previously approved the 1993 and 1997 Plans. Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI’s stock. Awards under the 1997 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan currently is administered by the Compensation Committee of the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants or awards. At June 30, 2010, there were 711,999 shares remaining available for future awards under the 1997 Plan. Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding.

(2)	Does not include an aggregate of 37,500 Stock Appreciation Awards and Long-Term Incentive Awards. The shares of common stock issuable upon the exercise of these rights cannot be determined until the applicable measurement date. These awards generally provide for the recipient to receive an amount, payable in stock (in certain cases upon the payment of an exercise price), equal to the appreciation in value of a specified number of shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable for a smaller reporting company.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
INTRODUCTION
Management’s discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of our operations. Our discussion is organized as follows:
•	Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.
•	Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for fiscal 2010, to fiscal 2009.
•	Financial condition, liquidity and capital resources. This section provides an analysis of our cash flows, working capital and financial commitments, as well as a discussion of our outstanding debt that existed as of June 30, 2010, and 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.
•	Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the accompanying consolidated financial statements.
•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.
OVERVIEW
Business
We conduct our operations within two business segments: Trading and Collectibles. For the fiscal year ended June 30, 2010, our Trading and Collectibles segments represented $5.8 billion, or 97%, and $177.7 million, or 3%, respectively, of our total revenues, and achieved operating income/(loss) of $7.1 million and $(2.2) million, respectively. This was offset by net corporate expenses in the amount of $13.3 million which contributed to a total operating (loss) for the year of $(8.3) million.
For the fiscal year ended June 30, 2009, our Trading and Collectibles segments represented $4.1 billion, or 96%, and $164.9 million, or 4%, respectively, of our total revenues, and achieved operating income/(loss) of $26.2 million and ($7.6) million, respectively. This was offset by net corporate expenses in the amount of $10.3 million which contributed to total operating income for the year of $8.4 million.
The corporate expenditures for both fiscal years 2010 and 2009 related primarily to the consolidation of the corporate accounting department, and legal fees and other professional fees associated with our historical legal and accounting issues (relating primarily to our transaction with Afinsa). In addition, in fiscal 2010, we settled the litigation with Mr. Manning, and in fiscal year 2009, we settled the shareholder litigation.
Trading Segment
Our Trading segment operates in the United States through A-Mark Precious Metals, Inc. (“A-Mark”). A-Mark is a distributor and service provider to consumers, wholesalers, retailers and dealers of precious metals throughout the world from facilities located in Santa Monica, California. A-Mark is a wholly-owned subsidiary of Spectrum PMI, Inc., which in turn is 80% owned by the Company.
Collateral Finance Corporation (“CFC”), a licensed California Finance Lender and a wholly owned subsidiary of A-Mark, offers loans on precious metals, rare coins and other collectibles to coin dealers, collectors and investors.
Collectibles Segment
Our Collectibles segment is a global integrated network of companies with operations in North America, Europe and Asia as well as on the Internet. Our collectibles business is focused on numismatic (coins) and philatelic (stamps) materials, rare and fine vintage wines, and antique arms, armor and historical memorabilia (militaria). We primarily sell these materials, both owned and consigned, through our auction subsidiaries and through wholesale merchant/dealer relationships.

RESULTS OF OPERATIONS
Year ended June 30, 2010, Compared with Year Ended June 30, 2009
Consolidated Results of Operations
Our operating results for the years ended June 30, 2010, and 2009 are as follows:

		% of	2009(1)	% of	$ Increase/	% of Increase/
(thousands of dollars)	2010	revenue	(as restated)	revenue	(decrease)	(decrease)
Revenues	$6,012,438	100.0%	$4,286,029	100.0%	$1,726,409	40.3%

Gross profit	53,839	0.9	70,800	1.6	(16,961)	(24.0)%

General and administrative expenses	28,982	0.5	29,963	0.7	(981)	(3.3)%
Salaries and wages	26,467	0.5	29,814	0.7	(3,347)	(11.2)%
Depreciation and amortization	1,699	0.0	1,807	0.0	(108)	(6.0)%
Impairment of goodwill and intangible assets	2,271	0.0	860	0.0	1,411	164.1%
Legal settlement	2,697	0.0	—	0.0	2,697	100.0%

Operating (loss) income	(8,277)	(0.1)	8,356	0.2	(16,633)	(199.1)%
Interest income	6,390	0.1	5,614	0.2	776	13.8%
Interest expense	(2,267)	(0.0)	(2,373)	(0.1)	(106)	(4.5)%
Other income (expense), net	648	0.0	(393)	0.0	1,041	264.9%
Unrealized gains on foreign exchange	3,304	0.0	3,068	0.1	236	7.7%

Income/(Loss) before taxes	(202)	(0.0)	14,272	0.4	(14,474)	(101.4)%
Income tax (provision) benefit	640	0.0	(3,137)	0.1	3,777	120.4%

Net income	438	(0.0)	11,135	0.3	(10,697)	(96.1)%
Less: Net income attributable to the non-controlling interests	(1,490)	(0.0)	(3,999)	(0.1)	2,509	62.7%

Net (loss) income attributable to Spectrum Group International, Inc.	$(1,052)	(0.0)%	$7,136	0.2%	$(8,188)	(114.7)%

Earnings (Loss) per share
Basic	$(0.03)		$0.23		$(0.26)	(113.0)%

Diluted	$(0.03)		$0.23		$(0.26)	(113.0)%

Weighted average shares outstanding
Basic	31,939		30,934

Diluted	31,939		31,649

(1)	The 2009 consolidated statement of operations has been restated for certain errors in classification. Such reclassifications did not result in an adjustment to the Company’s reported net income. See further discussion at Note 3 to the consolidated financial statements. In addition, the 2009 consolidated statement of operations has been retrospectively adjusted in accordance with ASC 810.
Revenues and Gross Profit
Revenues increased by $1.7 billion, or 40.3%, to $6.0 billion in 2010, from $4.3 billion in 2009. This was due primarily to increased activity in our Trading segment. Our Trading segment experienced an increase in revenues of $1.7 billion, or 42.0%, to $5.8 billion in 2010, from $4.1 billion in 2009. This increase was the result of a number of factors, including higher precious metal prices and increased demand for precious metal products worldwide.
Our Collectibles segment experienced an increase in revenues of $12.9 million, or 7.8%, to $177.7 million in 2010, from $164.9 million in 2009. The increase was primarily due to favorable economic conditions in fiscal 2010 when compared to 2009 and was attributable to numismatic revenue, which increased $24.1 million or 18.3% to $156.2 million in fiscal year 2010. Our Wine, Philatelic, Arms and Armor businesses experienced a decrease in revenues of $11.2 to $21.6 million in fiscal 2010 from $32.8 million in 2009. This decrease was driven by the Philatelic business which experienced $13.2 million decrease in sales and offset by an increase in sales from our Wine business which contributed $1.2 million and our Arms and Armor business which contributed $0.8 million in fiscal year 2010.

Our gross profit decreased by $17.0 million, to $53.8 million in 2010, from $70.8 million in 2009. This was primarily due to the decrease in our Trading segment margins resulting from the contraction of silver coin premiums in fiscal year 2010 as compared to fiscal 2009, when silver coin premiums had greatly expanded as a result of supply constraints and financial market fears. Also contributing to the Trading segment’s lower margin was the decrease in sales ratio of silver products to gold products, which produce lower margins. As such, the gross profit in our Trading segment decreased by $22.9 million to $20.3 million in 2010 from $43.2 million in 2009. This was partially offset by an increase in the gross profit of our Collectibles segment of $5.9 million, or 21.5%, to $33.6 million in 2010, from $27.6 million in 2009. The increase was primarily attributable to the improve economy in fiscal year 2010, which contributed to the Numismatic division’s overall increase revenue as well as the performance of our new Spectrum Wine Auction division.
Our gross profit margins decreased to 0.9% in 2010, from 1.6% in 2009. This decrease was attributable primarily to a decrease in our gross profit margins in our Trading segment to 0.3% in 2010 from 1.0% in 2009, for the reasons described above. This gross profit margin decrease was partially offset by an increase in our gross profit margins in our Collectibles segment to 18.9% in 2010, from 16.8% in 2009 driven by better economic condition in 2010.
Operating Expenses
General and administrative expenses decreased $1.0 million, or 3.3%, to $29.0 million in 2010, from $30.0 million in 2009. The decrease was from a variety of general and administrative expense categories. In 2009, we incurred expenses in relocating the Arms and Amor and the North American Philatelic operation to Irvine, California.
The Company records direct auction related expenses such as commissions, catalog expenses, auction site fees, security, and other related costs associated with running an auction in general and administration expenses. These costs are shared amongst other operating divisions and not tracked specifically by each auction.
Salaries and wages expenses decreased $3.3 million, or 11.2%, to $26.5 million in 2010, from $29.8 million in 2009. The decrease was primarily due to the Trading segment, which decreased approximately $5.0 million because of decreases in performance related compensation. This decrease was partially offset by an increase mainly in corporate salary expense of $0.6 million. We are building our corporate team to improve our financial reporting to remove our material weakness and to reduce the use of consultants.
Impairment expense increased to $2.3 million in 2010, from $0.9 million in 2009, due to recognition of a goodwill impairment charge of $0.4 million, a trademarks impairment charge of $1.1 million, and a customer lists impairment charge of $0.8 million, all relating to the Company’s Collectibles segment.
Depreciation and amortization expenses were $1.7 million and $1.8 million in 2010, and 2009, resulting in a decreased of $0.1 million.
Interest Income
Interest income increased by $0.8 million, to $6.4 million in 2010, from $5.6 million in 2009. The increase is primarily due to an increase in the Trading segment’s interest income of $1.1 million, to $6.0 million in 2010, from $4.9 million in 2009, in part due to the increased activities in CFC’s lending business, which represented a $0.5 million increase in interest income.
Interest Expense
Interest expense decreased by $0.1 million, or 4.5%, to $2.3 million in 2010, from $2.4 million in 2009. This was related primarily to the Trading segment’s lines-of-credit facility usage. Our Trading segment utilizes their lines-of-credit extensively for working capital requirements. For the year ended June 30, 2010, our consolidated average debt balance was approximately $45.5 million, compared to $59.3 million for the year ended June 30, 2009. The Company’s decrease in interest expense was due primarily to lower average debt outstanding which was offset by a slight increase in interest rates in fiscal 2010 with the Company’s base LIBOR rate increasing to 0.35% in 2010, from 0.32% in 2009.

Other Income
Other income (net of expense) increased by $1.0 million, to $0.6 million in 2010, from $(0.4) million in 2009. This change was the result of various small items.
Legal Settlement
The Company’s legal settlement totaling $2.7 million relates to the legal settlement with Mr. Manning, the Company’s former CEO, who had commenced an arbitration action against the Company, alleging that the Company had wrongfully terminated his consultancy for cause in April 2007.
Provision for Income Taxes
The Company’s income tax provision decreased by $3.8 million, to $0.6 million benefit in 2010, from an expense of $3.1 million in 2009. Our effective tax rates on income/(loss) before taxes for the years ended June 30, 2010, and 2009, were approximately (316.8%), and 22.0%, respectively. A reconciliation of the income tax provision to the amount computed by applying the statutory federal income tax rate of 34% to the income (loss) before income tax provision for the years ended June 30, 2010, and 2009, as follows:

	2010	2009
	(in thousands)	(in thousands)
Statutory income tax	$69	$(4,852)
State and local income taxes, net of federal tax benefit	(119)	(1,132)
Foreign taxes at rates different for U.S. rates	156	(68)
Tax on unrepatriated foreign earnings	(298)	10
Deferred tax asset write-offs/adjustments	(563)	—
Valuation allowance	3,104	3,298
Uncertain tax positions	(1,993)	(81)
Other	284	(312)

Income tax benefit (expense)	$640	$(3,137)

For the year ended June 30, 2010, the net tax benefit of $0.6 million predominantly includes: a tax benefit of $1.7 million related to a carryback claim for losses incurred in the U.S. during fiscal 2010; a tax benefit of $1.5 million related to an additional five-year carryback claim for losses incurred in the U.S. during fiscal 2008; partially offset by an (increase) in unrecognized tax benefits of $(2.0) million; and partially offset by a foreign income tax (provision) of $(0.8) million. Our effective tax rate for the year ended June 30, 2010 was significantly impacted by an increase in the valuation allowance of $3.1 million, partially offset by deferred tax asset adjustments of $(0.6) million.
For the year ended June 30, 2009, the net tax (provision) of $(3.1) million predominantly includes a tax (provision) of $(2.7) million for U.S. federal and State taxes related to taxable profits earned in the U.S. during fiscal 2009, and a foreign income tax (provision) of $(0.4) million. Our effective tax rate for the year ended June 30, 2009 was significantly impacted by an increase in the valuation allowance of $3.3 million.
Non-Controlling Interests
Income attributable to non-controlling interests decreased $2.5 million, to $1.5 million in 2010, from $4.0 million in 2009, primarily due to lower 2010 profits in the Trading segment, which is 20% owned by Auctentia.

Net Income
Net income decreased $8.2 million, to a net (loss) of $(1.1) million in 2010, from a net income of $7.1 million in 2009, due primarily to decreased profits in the Company’s Trading segment. The Trading segment’s operations benefited in 2009 from a number of factors, including higher precious metals prices, precious metals market volatility, and increased demand for precious metal products worldwide.
Earnings (Loss) per Share
Basic earnings per share decreased $0.26 per share to net (loss) of $(0.03) per share in 2010, from net income of $0.23 per share in 2009. Diluted earnings per share also decreased $0.26 per share to net (loss) of $(0.03) per share in 2010, from net income of $0.23 per share in 2009. The decrease in both basic and diluted earnings per share was primarily due to lower profits in the Company’s Trading segment in 2010.
Trading Segment
The operating results of our Trading segment for the year ended June 30, 2010, and 2009 are as follows:

		% of	2009(1)	% of	$	%
(thousands of dollars)	2010	revenue	(as restated)	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$5,834,712	100.0%	$4,121,159	100.0%	$1,713,553	41.6%

Gross profit	20,256	0.3	43,162	1.0	(22,906)	(53.1)%

General and administrative expenses	3,562	0.0	2,838	0.1	724	25.5%
Salaries and wages	8,904	0.2	13,082	0.3	(4,178)	(31.9)%
Depreciation and amortization	671	0.0	997	0.0	(326)	(32.7)%

Operating income	$7,119	0.1%	$26,245	0.6%	$(19,126)	(72.9)%

(1)	The 2009 consolidated statement of operations and related segment disclosures have been restated for certain errors in classification. Such reclassifications did not result in an adjustment to the Company’s reported net income. See further discussion at Note 3 to the consolidated financial statements.
Trading Revenues
Our Trading segment’s revenues increased by $1.7 billion, to $5.8 billion in 2010, from $4.1 billion in 2009. This increase was the result of a number of factors, including higher precious metal prices, and increased demand for precious metal products worldwide.
Gross Profit
The Trading segment’s gross profit decreased by $22.9 million, to $20.3 million in 2010 from $43.2 million in 2009. This decrease was primarily a result of the contraction of the silver coin premium in fiscal year 2010 as compared to fiscal year 2009, when silver coin premiums had greatly expanded as a result of supply constraints and investor uncertainty in the financial markets. Contributing further to this decline was a decrease in the sales ratio of our silver products to our gold products, which produce lower margins.
General and Administrative Expenses
Our Trading segment’s general and administrative expenses increased by $0.7 million, to $3.6 million in 2010, from $2.8 million in 2009. The increase was driven by professional and legal fees.

Salaries and Wages
Salaries and wages expenses decreased by $4.2 million, to $8.9 million in 2010, from $13.1 million in 2009. This was due primarily to lower levels of contract performance based compensation expenses, which decreased by $5.0 million in fiscal 2010 from 2009.
Depreciation and Amortization
Depreciation and amortization expenses decreased $0.3 million, to $0.7 million in 2010, from $1.0 million in 2009.
Collectibles Segment
The revenues in our operations by Collectibles type for the years ended June 30, 2010, and 2009 are as follows:

	For the Years Ended June 30,
	2010		2009(1)
			(as restated)
					$	% of
					Increase/	Increase/
(thousands of dollars)	$	% to total	$	% to total	(decrease)	(decrease)
Collectibles revenues	$177,726	100.0%	$164,870	100.0%	$12,856	7.8%

Revenues by Collectibles Type:
Numismatic	$156,174	87.9%	$132,070	80.1%	$24,104	18.3%
Philatelic	17,804	10.0	31,024	18.8	(13,220)	(42.6)%
Militaria, Wine and other	3,748	2.1	1,776	1.1	1,972	111.0%

	$177,726	100.0%	$164,870	100.0%	$12,856	7.8%

(1)	The 2009 consolidated statement of operations and related segment disclosures have been restated for certain errors in classification. Such reclassifications did not result in an adjustment to the Company’s reported net income. See further discussion at Note 3 to the consolidated financial statements.
Collectibles Revenues
Our Collectibles segment’s revenues increased by $12.9 million, or 7.8%, to $177.7 million in 2010, from $164.9 million in 2009. The increase in revenue was driven by an increase in our Numismatics business by $24.1 million or 18.3% to 156.2 million in 2010, from $132.1 million in 2009. Militaria, Wine and other had an increase in revenues of $2.0 million, or 111.0%, to $3.7 million in 2010, from $1.8 million in 2009, of which $1.2 million related to wine auction business, which held its first auction in November 2009. Our Philatelic revenue decreased by $13.2 million to $17.8 million in 2010 from $31.0 million in 2009, a decrease that we had anticipated as a result of the implementation of our plan to consolidate our U.S stamp operations.
The operating results of our Collectibles segment for the years ended June 30, 2010, and 2009 are as follows:

					$	%
		% of	2009(1)	% of	Increase/	Increase/
(thousands of dollars)	2010	revenue	(as restated)	revenue	(decrease)	(decrease)
Collectibles revenue	$177,726	100.0%	$164,870	100.0%	$12,856	7.8%

Gross profit	33,583	18.9	27,638	16.8	5,945	21.5%

General and administrative expenses	18,083	10.2	19,309	11.7	(1,226)	(6.3)%
Salaries and wages	14,445	8.0	14,262	8.7	183	1.3%
Depreciation and amortization	1,009	0.6	802	0.5	207	25.8%
Impairment of goodwill and intangible assets	2,271	1.3	860	0.5	1,411	164.1%

Operating loss	$(2,225)	(1.3)%	$(7,595)	(4.6)%	$5,370	(70.7)%

(1)	The 2009 consolidated statement of operations and related segment disclosures have been restated for certain errors in classification. Such reclassifications did not result in an adjustment to the Company’s reported net income. See further discussion at Note 3 to the consolidated financial statements.
Gross Profit
Gross profit increased $6.0 million, or 21.5%, to $33.6 million in 2010, from $27.6 million in 2009. The increase was primarily attributable to the improved economy in fiscal year 2010, which contributed to the Numismatic division’s overall increased revenue as well as the performance of our new Spectrum Wine Auctions division, which contributed $1.1 million or 0.6% to the Company’s Collectibles segment’s gross profit.
General and Administrative Expenses
General and administrative expenses in our Collectibles segment decreased $1.2 million, or 6.3%, to $18.1 million in 2010, from $19.3 million in 2009. This decrease resulted from the Company’s cost-cutting efforts in its North American Collectible operations, including the consolidation of the North American Philatelic division.
Salaries and Wages
Salaries and wages increased $0.2 million, or 1.3%, to $14.5 million in 2010, from $14.3 million in 2009. Salaries and wages were held consistent with prior year however the slight increase was primarily due to severance payments as a result of consolidation efforts of the worldwide Philatelic business.
Impairment of Goodwill and Other Purchased Intangible Assets
Impairment of goodwill and intangible assets increased to $2.3 million in 2010, from $0.9 million in 2009, due to recognition of a goodwill impairment charge of $0.4 million, a trademark impairment charge of $1.1 million and a customer lists impairment charges of $0.8 million, in 2010, all related to the Company’s Collectibles segment.
Depreciation and Amortization
Depreciation and amortization expenses were consistent with the prior year, increasing slightly by $0.2 million, or 25.8%, to $1.0 million in 2010, from $0.8 million in 2009.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flows components for the years ended June 30, 2010, and 2009:

(thousands of dollars)	2010	2009(1)
Cash provided by operating activities	$12,981	$6,334
Cash provided by (used in) investing activities	$1,171	$(8,321)
Cash used in financing activities	$(7,964)	$(14,293)

(1)	The 2009 consolidated statement of cash flow has been restated for certain errors in classification. Such reclassifications did not result in an adjustment to the Company’s overall cash. See further discussion at Note 3 to the consolidated financial statements.
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, our precious metal trading activities, the availability of philatelic and numismatic materials, and the timing of our auctions.
Our operating activities provided $13.0 million in cash for fiscal 2010, versus $6.3 million in fiscal 2009. The primary contribution of cash in fiscal 2010 was primarily due to the Trading segment’s net increase in its borrowed metals position of $25.7 million offset by net purchases of inventory of $(23.6) million, lower receivables of $1.6 million, and an increase in other non-cash items of $8.8 million.

In fiscal year 2009, our operating activities provided cash of $6.3 million driven by $11.1 million in net income and further increased by the reduction of inventory by $13.9 million as well as reduction in prepaid expenses and other assets by $2.3 million and non-cash of $5.8 million. Offsetting the increase were reductions in accounts payable by $6.2 million, as well as an increase in receivables and secured loans of $(20.6) million.
Our investing activities provided cash in 2010, of $1.2 million versus $(8.3) million used in fiscal 2009, primarily as a result of cash proceeds from the sales of marketable securities of $1.0 million, maturities of short-term investments of $0.8 million, and the decrease in restricted cash of $0.7 million, offset by the investment in property plant and equipment totaling $(0.7) million.
Our investing activities used $(8.3) million cash in 2009, were primarily a result of the investment in property plant and equipment totaling $(1.6) million, cash paid for the acquisition of Ponterio and Associates of $(0.6) million, cash used to purchase short term investments and marketable securities of $(8.7) million, an increase in our restricted cash of $(0.7) million. This was offset in part due to the sale of a property owned by the Company in New Jersey which was sold in fiscal 2009, generating proceeds of $2.1 million and offset by the sales of marketable securities generating proceeds of $1.2 million.
Our financing activities used cash in 2010, of $(8.0) million versus $(14.3) million used in fiscal 2009. This was due primarily to the Trading segment’s net decrease in its lines of credit of $(5.6) million, distributions related to Winter Bullion Games Venture (“WBGV”) of $(1.3) million, and a dividend paid of $(1.0) million to our non-controlling interest shareholder.
Our use of cash from financing activities in 2009 was $(14.3) million, primarily related to net pay down under our lines-of-credit of $(13.0) million, and repurchased shares issued for the class action settlement which used cash of $(1.3) million.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of five financial institutions under an inter-creditor agreement, which provides for lines-of-credit of up to $115.0 million including a facility for letters of credit up to a maximum of $115.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on the London Interbank Offered Rate (“LIBOR”) plus a margin. The 1-Month LIBOR rate was approximately 0.35% and 0.32% as of June 30, 2010, and 2009, respectively. Borrowings are due on demand and totaled $45.2 million and $52.8 million for lines-of-credit, and $4.8 million and $4.8 million for letters of credit at June 30, 2010, and 2009, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $65.0 million at June 30, 2010. The Trading Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth, as defined, of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at June 30, 2010, were $25.7 million and $70.0 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
In May 2010, the Company and its three wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), Bowers and Merena Auctions, LLC (“Bowers”), and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender in May 2010, providing for a line-of-credit (the “Collectibles Credit Facility”) up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility, $2.0 million at June 30, 2010, are secured by the assets of SNI, Bowers, and Teletrade, and are further guaranteed by the Company. The Company’s obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is repayable on demand and interest on outstanding amounts accrue at the lender’s base rate plus a per annum basis point. Separately, the Company’s precious metals trading company, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark’s Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender as of June 30, 2010 the total amount borrowed was $7.7 million, $2.0 million by SNI and $5.7 million by A-Mark. Amounts available for borrowing under this Collectibles Credit Facility as of June 30, 2010 was $5.5 million

A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. A-Mark had borrowed metals included in inventories with market values totaling $40.8 million and $15.1 million at June 30, 2010, and 2009, respectively. Certain of these metals are secured by letters of credit issued under A-Mark’s Trading Credit Facility, which totaled $4.8 million and $4.8 million at June 30, 2010, and 2009, respectively.
The Company is currently not traded on a national exchange and is delinquent in certain historical filings with the Securities and Exchange Commission. As a result, the Company may be limited in its ability to issue equity or debt instruments. There can be no assurance the Company will be listed on a national exchange in future periods.
Historically, for our Collectibles we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds. For our Trading segment we rely on funds provided by operating activities and our borrowing arrangements with our bank group.
We believe that our current cash and cash equivalents, marketable securities, Trading and Collectibles Credit Facilities, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Certain of the Company’s foreign subsidiaries have nominal statutory restricted capital requirements. The Company’s liquidity could be impacted by the potential adverse outcomes, if any, relating to its open contingent matters, including, an ongoing Internal Revenue Service examination, a foreign tax inspection and certain litigation as described in Item 3: Legal Proceedings of this document.
As of June 30, 2010, we had cash and cash equivalents and marketable securities of $28.8 million, compared to $26.4 million as of June 30, 2009. The Company’s working capital increased by $8.0 million, or 12.0%, to $78.4 million in 2010, from $70.4 million in fiscal 2009.
In June 2010, the Company’s majority-owned subsidiary, Spectrum PMI, declared a $12.5 million dividend. This resulted in payments of $10.0 million to the Company and $2.5 million to Afinsa in July 2010.
In July 2009, the Company’s majority-owned subsidiary, Spectrum PMI, paid a $5.0 million dividend. This resulted in a $4.0 million payment to the Company and a $1.0 million payment to Auctentia.
CONTRACTURAL OBLIGATIONS, CONTINGENT LIABILITIES, AND COMMITMENTS
As of June 30, 2010, we have known cash commitments over the next several years as follows:

	Payments due by period
						5 years and
(thousands of dollars)	Total	1 year	2 years	3 years	4 years	thereafter
Borrowings under lines-of-credit — Collectibles	$2,000	$2,000	$—	$—	$—	$—
Borrowings under lines-of-credit — Trading	$45,200	$45,200	$—	$—	$—	$—
Operating lease obligations	1,755	1,168	362	224	—	—

Total	$48,955	$48,368	$362	$224	$—	$—

On April 9, 2008, in connection with a Joint Venture Limited Liability Company Agreement (the “JV Agreement”) with a third party marketing company, A-Mark entered into a series of agreements with the Royal Canadian Mint to purchase a minimum amount of bullion and commemorative coins in exchange for certain exclusive distribution rights. On July 21, 2009, A-Mark signed an amendment with the Royal Canadian Mint to reduce its minimum purchase commitment of Olympic Numismatic Coin Products. Under the terms of this agreement, as amended, A-Mark was required to purchase 20,750 One Ounce Gold Bullion Coins and 150,000 One Ounce Silver Bullion. A-Mark was also required to purchase $7.0 million (Canadian Dollars) in commemorative coins. A-Mark met these requirements by February 2010 and as a result in May 2010, the parties agreed to a partial distribution, whereby all remaining funds at the time, except for $10,000, were distributed to the parties.
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories in the accompanying consolidated financial statements included elsewhere in this document), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchases and sales of a variety of derivative products such as metals forwards and futures.
The Company’s trading inventories, and purchase and sale transactions consist primarily of precious metals bearing products. The value of these assets and liabilities are linked to the prevailing price of the underlying precious metals. The Company’s precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets. Inventories purchased or borrowed by the Company are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metals held are offset by the obligation to return the metals to the suppliers. Open purchase and sale commitments are subject to changes in value between the dates the purchases or sale prices are fixed (the trade date) and the date the metals are received or delivered (the settlement date). The Company seeks to minimize the effect of price changes of the underlying commodities through the use of forwards and futures contracts.
The Company’s policy is to substantially hedge its inventory position, net of open purchase and sales commitments, that is subject to price risk The Company regularly enters into metals commodity forwards and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in the Derivatives and Hedging topic of the FASB’s (Financial Accounting Standards Board) Accounting Standards Codification (“ASC”). Gains or losses resulting from the Company’s futures and forwards contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as derivative assets or liabilities (see Note 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodities contracts. Net (gains)/losses on derivative instruments in the consolidated statements of operations of $(18.5) million and $2.6 million for the years ended June 30, 2010, and 2009, respectively, includes both realized and unrealized amounts.
At June 30, 2010, and 2009, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $153,215,000 and $131,844,000, and $(56,903,000) and $(38,370,000), respectively; purchase and sale commitments related to open forwards contracts totaling $49,985,000 and $27,731,000; and purchase and sale commitments relating to open futures contracts totaling $105,769,000 and $132,651,000, respectively. The Company uses forwards and futures contracts to protect its inventories from market exposure.
The contract amounts of these forwards and futures contracts and the open purchases and sales orders are not reflected in the accompanying consolidated balance sheets. The differences between the market prices of the underlying metals or contracts and the trade amounts are recorded at fair value. The Company’s open purchases and sales commitments generally settle within two business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2010, are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2010, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.
Our significant accounting policies are discussed in Notes 1 and 2, Basis of Presentation and Summary of Significant Accounting Policies, respectively, of the Notes to Consolidated Financial Statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.
Revenue Recognition
Trading Segment. The Company records sales of precious metals upon shipment and transfer of title (see further discussion below). The Company records revenues from its metal assaying and melting services after the related services are completed. Commodity futures and forwards contract transactions are recorded at fair value on the trade dates. Open futures and forwards contracts are reflected in Receivables and Secured Loans, Net — Trading Operations in the consolidated balance sheets as the difference between the original contract values and the market values; or at fair value. The change in unrealized gains (losses) on open contracts from one period to the next is reflected in net (gains) losses on derivative instruments, which is a component of Cost of Precious Metals Sold in the consolidated statements of operations. Financing revenue is recorded over the terms of the related receivable and consists of interest and related fees.
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sales or purchases of the metals at their settlement dates. During the period between the trade and settlement dates, the Company has essentially entered into forwards contracts that meet the definition of derivatives in accordance with ASC 815 Derivatives and Hedging. The Company records the derivatives at the trade date with corresponding unrealized gains (losses) which are reflected in the Cost of Precious Metals Sold in the consolidated statements of operations. The Company adjusts the derivatives to fair values on a daily basis until the transactions are settled. Sales which are physically settled are recognized in gross on the consolidated statements of operations.
Collectibles Segment. The Company’s collectibles segment derives revenues from two primary sources: auctions and private treaty sales.
Auction Sales. In its role as auctioneer, the Company generally functions as an agent accepting property on consignment from its selling clients. The Company sells property as agent of the consignor, billing the buyer for property purchased, receiving payment from the buyer and remitting to the consignor the consignor’s portion of the buyer’s payment after deducting the Company’s commissions, expenses and applicable taxes. The Company’s commissions include those earned from the buyer (“buyer’s premium revenue”) and those earned from the consignor (“seller’s commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction. The Company recognizes revenues from the buyer’s premium and seller’s commission upon delivery of the property sold at auction, which generally occurs upon cash receipt..

The Company also sells its own inventory at auction. Revenue from the sales of owned inventory at auction is recognized upon receipt of cash and is recorded at the hammer price on a gross basis, with corresponding product cost recorded as a direct cost of sale. In addition, the Company recognizes a commission on the hammer price, which is paid by the buyer. Sales returns have not been material.
The Company does not provide any guarantee with respect to the authenticity of property offered for sale at its live auctions; however it does authenticate the materials sold via Internet auctions. All property presented for sale at live auction is sold as genuine and as described by the Company in its auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and the Company), the Company refunds the purchase price if returned within a specified time period. Historically, returns have not been material and the Company generally sells large collections on an “as is” basis. Critical estimates related to revenue recognition are not considered significant because the Company recognizes revenue from auction sales upon delivery of the property, , which generally occurs upon cash receipt.
Private Treaty Sales. The Company engages in private treaty sales of both consigned property and sales of owned inventory to third parties (merchant/dealer relationships and direct to consumer sales). Private treaty sales of consigned property occur when an owner of property arranges with the Company to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. The Company does not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes private treaty sales of consigned property at an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commissions earned and are recognized upon delivery of the property sold, which generally occurs upon cash receipt. Critical estimates related to revenue recognition are not considered significant because the Company recognizes private treaty sales of owned property upon receipt of cash, which generally occurs upon delivery of the property.
Stock Based Compensation
SGI has certain stock option plans that provide for the issuance of options and restricted stock grants to key employees and directors to purchase shares of common stock of the Company. See Note 16 to the Notes to Consolidated Financial Statements.
Effective, July 1, 2005, the Company accounts for stock-based compensation under ASC 718 Compensation-Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. This standard uses the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Further, under the modified prospective method, the fair value associated with the unvested portion of the prior grants remaining at the date of adoption is recorded to stock compensation expense over the future requisite service period. During fiscal 2009, the Company granted no stock options; however, the Company granted restricted stock. The fair value of restricted stock grants is based on quoted market price at the date of grant and is expensed over the vesting period net off estimated forfeitures. All of the options granted are valued using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under ASC 718. The Black-Scholes valuation model requires the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company’s current estimates.

Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the ASC 740 Income Taxes. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company’s consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within income taxes payable.
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company’s consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in recognized tax benefits and changes in valuation allowances could be material to the Company’s results of operations for any period, but is not expected to be material to the Company’s consolidated financial position.
The Company adopted the provisions for Accounting for Uncertainty in Income Taxes under ASC 740 Income Taxes. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with ASC 740, and prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. Significant judgment is required to identify all pertinent facts and circumstance and to estimate potential outcomes of investigations by tax authorities. We believe we have adequately provided for any uncertain tax positions in accordance with ASC 740. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period assessments are made or resolved or when statutes of limitation on potential assessments expire.
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
We adopted ASC 820 Fair Value Measurements and Disclosures. This standard established a three-level valuation hierarchy for disclosure of fair value measurements. An instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Therefore, for instruments classified in levels 1 and 2 of the hierarchy, where inputs are principally based on observable market data, there is less judgment applied in arriving at a fair value measurement. For instruments classified within level 3 of the hierarchy, judgments are more significant.
For instruments classified within level 3 of the hierarchy, judgments may be significant. In arriving at an estimate of fair value for an instrument within level 3, management must first determine the appropriate model to use. Second, due to the lack of significant inputs, management must assess all relevant empirical data in deriving valuation inputs including but not limited to projected future cash flows, discount rates, royalty rates, interest rates, customer attrition rates and foreign exchange rates. Imprecision in estimating unobservable market inputs can impact the carrying amount of assets in the balance sheet. Furthermore, while the Company believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methodologies or assumptions to determine the fair value of certain assets could result in a different estimate of fair value at the reporting date.
Financial Derivatives
Futures contracts, forward contracts and open purchase and sales commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price. The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications, if any, resulting from this risk. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2010, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
Goodwill and Other Purchased Intangible Assets
The FASB issued ASC 805 Business Combinations, and ASC 350 Intangibles — Goodwill and Others, both of which were effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with ASC 350. Other identifiable intangible assets continue to be amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual impairment test at year-end each year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units, which include the individual operating entities of the trading and collectible reporting segments. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit goodwill, the present value of the reporting unit’s expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit’s expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. Estimates critical to these calculations include projected future cash flows, discount rates, royalty rates, customer attrition rates and foreign exchange rates. Imprecision in estimating unobservable market inputs can impact the carrying amount of assets in the balance sheet. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain assets could result in a different estimate of fair value at the reporting date. Refer to Note 18 for a further discussion of the methodology and inputs used to arrive at our impairment to goodwill and other purchased intangible assets.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued ASC 805 Business Combinations. This standard is effective for business combinations for which the acquisition date is on, or after, the beginning of the first annual reporting period beginning on, or after,

December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard was adopted on July 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued ASC 810 Consolidation. This standard requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This standard is an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and related interpretations. This standard was adopted on July 1, 2009. The adoption resulted in a change in the reporting presentation of minority interest, now classified as non-controlling interest, in the consolidated balance sheet and consolidated statement of operations, stockholders’ equity and cash flows. The 2009 consolidated financial statements have been restated to reflect this change in presentation.
In March 2008, the FASB issued ASC 815 Derivatives and Hedging. This standard expanded the disclosure requirements about an entity’s derivative instruments and hedging activities. The disclosure provisions apply to all entities with derivative instruments originally subject to ASC 815, and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to ASC 815 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, generally will need to be presented for every annual and interim reporting period. This standard was adopted on July 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC 855 Subsequent Events. This standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard at June 30, 2009. This standard did not impact the consolidated financial results other than requiring additional disclosures. See Note 19 of the Notes to Consolidated Financial Statements for subsequent events impacting the Company.
In June 2009, the FASB issued ASC 860 Transfers and Servicing. This standard removes the exemption from consolidation for Qualifying Special Purpose Entities (“QSPEs”), and also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company adopted this standard for interim and annual reporting periods beginning on July 1, 2009. The adoption of this standard did not have any material impact on the consolidated financial statements.
In June 2009, the FASB issued ASC 810 Consolidation. This standard amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard will become effective for the Company on July 1, 2010. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
In October 2009, the FASB updated accounting standards for Multiple-Deliverable Revenue Arrangements in ASC 605 Revenue Recognition. This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This standard will become effective for the Company on July 1, 2010. The Company is evaluating the potential impact of adopting this standard on the consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable for a smaller reporting company.
ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPECTRUM GROUP INTERNATIONAL, INC.
FINANCIAL STATEMENTS
INDEX

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Spectrum Group International, Inc.
We have audited the accompanying consolidated balance sheets of Spectrum Group International, Inc. (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the combined financial statements of the European Operations of Spectrum Group International, Inc. (the “European Operations”). Such European Operations comprised approximately $15,673,000 or 6.6% and $19,791,000 or 9.1% of total assets as of June 30, 2010 and 2009, respectively, and $9,232,000 or 0.2% and $9,680,000 or 0.2% of total revenues and $7,397,000 or 13.7% and $5,863,000 or 8.3% of gross profit for the years then ended, respectively. The combined financial statements of the European Operations were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the European Operations, is based solely on the report of the other auditors.
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
In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Spectrum Group International, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the accompanying consolidated financial statements, effective July 1, 2009, the Company changed the manner in which it accounts for non-controlling interest and business combinations. The 2009 consolidated financial statements have been restated to reflect this change in presentation.
As further discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its 2009 consolidated statements of operations and cash flows to correct for certain errors in classification.
/s/ BDO USA, LLP
Costa Mesa, California
September 16, 2010

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholder
Spectrum Group International, Inc.
We have audited the accompanying combined balance sheets of the European Operations of Spectrum Group International, Inc. (as defined in Footnote 1, the “Companies”) as of June 30, 2010 and 2009, and the related combined statements of operations, stockholder’s equity, and cash flows for the years then ended. These combined financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these combined financial statements based on our audits.
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
In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Companies included in the European Operations of Spectrum Group International, Inc. as of June 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ Fabregas/Mercade
Barcelona, Spain
September 16, 2010

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30,	June 30,
	2010	2009
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$22,320	$17,545
Restricted cash	—	650
Short-term investments and marketable securities	6,433	8,175
Receivables and secured loans, net — trading operations	42,901	46,214
Accounts receivable and consignor advances, net — collectibles operations	6,127	7,006
Inventories,	138,077	115,654
Prepaid expenses and other assets	1,333	2,028

Total current assets	217,191	197,272
Property and equipment, net	2,277	2,668
Goodwill	5,942	5,960
Other purchased intangibles, net	5,948	8,301
Other assets	259	126
Income taxes receivable	4,974	3,424
Deferred tax assets	144	398

Total assets	$236,735	$218,149

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$30,397	$20,788
Liabilities on borrowed metals	40,841	15,100
Accrued expenses, accrued compensation and other current liabilities	13,411	23,161
Accrued legal settlement	2,697	6,556
Income taxes payable	825	6,582
Lines-of-credit	47,200	52,750
Deferred tax liability	934	1,920
Dividend payable to Auctentia	2,500	—

Total current liabilities	138,805	126,857
Deferred and other long term tax liabilities	7,794	189

Total liabilities	146,599	127,046

Commitments, contingencies and subsequent events
Stockholders’ equity:
Spectrum Group International, Inc. stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 31,893 and 28,309 at June 30, 2010, and 2009, respectively	319	283
Additional paid-in capital	241,615	233,385
Accumulated other comprehensive income	3,529	8,419
Accumulated deficit	(162,350)	(161,298)

Total Spectrum Group International, Inc. stockholders’ equity	83,113	80,789
Non-controlling interests	7,023	10,314

Total stockholders’ equity	90,136	91,103

Total liabilities and stockholders’ equity	$236,735	$218,149

See reports of Independent Registered Public Accounting Firms and accompanying notes to consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended June 30,	Year Ended June 30,
	2010	2009
		(as restated)
Revenues:
Sales of precious metals	$5,834,712	$4,121,159
Collectibles revenues:
Sales of inventories	154,943	144,320
Commissions earned	22,783	20,550

Total revenue	6,012,438	4,286,029

Cost of sales:
Cost of precious metals sold	5,814,456	4,077,997
Cost of collectibles sold	144,143	137,232

Total cost of sales	5,958,599	4,215,229

Gross profit	53,839	70,800

Operating expenses:
General and administrative	28,982	29,963
Salaries and wages	26,467	29,814
Depreciation and amortization	1,699	1,807
Goodwill and intangible asset impairments	2,271	860
Legal settlement	2,697	—

Total operating expenses	62,116	62,444

Operating (loss) income	(8,277)	8,356
Interest and other income (expense):
Interest income	6,390	5,614
Interest expense	(2,267)	(2,373)
Other income (expense), net	648	(393)
Unrealized gains on foreign exchange	3,304	3,068

Total interest and other income (expense), net	8,075	5,916

(Loss) Income before income taxes	(202)	14,272
Income tax (provision)benefit	640	(3,137)

Net income	438	11,135
Less: Net income attributable to the non-controlling interests	(1,490)	(3,999)

Net (loss) income attributable to Spectrum Group International, Inc.	$(1,052)	$7,136

(Loss)Earnings per share attributable to Spectrum Group International, Inc.
Basic	$(0.03)	$0.23

Diluted	$(0.03)	$0.23

Weighted average shares outstanding
Basic	31,939	30,934

Diluted	31,939	31,649

See reports of Independent Registered Public Accounting Firms and accompanying notes to consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

							Total
							Spectrum
							Group
				Accumulated			International,
	Common	Common	Additional	Other		Non-	Inc.
	Stock	Stock	Paid-in	Comprehensive	Accumulated	controlling	Stockholders’	Comprehensive
	in Shares	in $	Capital	Income (Loss)	Deficit	Interests	Equity	Income/(Loss)
Balance, June 30, 2008 (restated)	28,209	$282	$232,123	$13,141	$(168,434)	$6,315	$83,427	$—

Net income	—	—	—	—	7,136	3,999	11,135	11,135
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—	—	—	—	(3,999)

Unrealized gain on marketable securities, net of tax	—	—	—	313	—	—	313	313
Change in cumulative foreign currency translation adjustment	—	—	—	(5,035)	—	—	(5,035)	(5,035)

Comprehensive income								$2,414

Issuance of stock for class action settlement	772	8	1,437	—	—	—	1,445
Repurchase of stock issued for class action settlement	(772)	(8)	(1,190)	—	—	—	(1,198)
Taxes paid in exchange for cancellation of restricted stock	—	—	(98)	—	—	—	(98)

Stock based compensation	—	—	1,114	—	—	—	1,114
Issuance of common stock for restricted stock grants	100	1	(1)	—	—	—	—

Balance, June 30, 2009 (restated)	28,309	283	233,385	8,419	(161,298)	10,314	91,103

Net (loss) income	—	—	—	—	(1,052)	1,490	438	438
Less: Total comprehensive income attributable to non-controlling interest	—	—	—	—	—	—	—	(1,490)

Unrealized loss on marketable securities, net of tax	—	—	—	(173)	—	—	(173)	(173)
Change in cumulative foreign currency translation adjustment	—	—	—	(4,717)	—	—	(4,717)	(4,717)

Comprehensive loss								$(5,942)

Dividend paid to Auctentia	—	—	—	—	—	(1,000)	(1,000)

Dividend declared to Auctentia	—	—	—	—	—	(2,500)	(2,500)
Distribution paid to a non-controlling interest	—	—	—	—	—	(1,281)	(1,281)
Issuances of common stock for legal settlement	3,278	33	6,523	—	—	—	6,556
Taxes paid in exchange for cancellation of restricted stock	—	—	(133)	—	—	—	(133)

Stock based compensation	—	—	1,843	—	—	—	1,843
Issuance of common stock for restricted stock grants	306	3	(3)	—	—	—	—

Balance, June 30, 2010	31,893	$319	$241,615	$3,529	$(162,350)	$7,023	$90,136

See reports of Independent Registered Public Accounting Firms and accompanying notes to consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended	Year Ended
	June 30,	June 30,
	2010	2009
		(as restated)
Cash flows from operating activities:
Net (loss) income	$438	$11,135
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss on derivative instruments	5,110	4,696
Unrealized (gain) on foreign currency	(3,304)	(3,000)
Depreciation and amortization	1,699	1,807
Loss on abandonment of property and equipment	144	—
Goodwill and other purchased intangibles impairment charge	2,271	860
Provision for bad debts	(22)	440
Provision for inventory reserves	1,221	1,356
Stock based compensation	1,843	1,115
Legal settlement	2,697	—
Gain on sale of land and building	—	(432)
Gains on sales of marketable securities	(135)	(254)
Changes in assets and liabilities:
Receivables and secured loans — trading operations	1,598	(20,629)
Accounts receivable and consignor advances — collectibles operations	918	(432)
Litigation settlement receivable	—	5,975
Inventories	(23,644)	13,911
Liabilities on borrowed metals	25,741	(3,688)
Prepaid expenses and other assets	562	2,309
Accounts payable, accrued expenses and other liabilities	(3,722)	(6,233)
Income taxes	(468)	4,651
Deferred taxes	34	(12)
Accrued litigation settlement	—	(7,241)

Net cash (used in) provided by operating activities	12,981	6,334

Cash flows from investing activities:
Capital expenditures for property and equipment	(699)	(1,595)
Proceeds from disposition of assets	—	2,072
Cash paid for acquisitions, net of cash acquired	(657)	(592)
Net sales (purchases) of short-term investments and marketable securities	827	(8,734)
Proceeds from sales of marketable securities	1,050	1,178
Decrease (increase) in restricted cash	650	(650)

Net cash provided by (used in) investing activities	1,171	(8,321)

Cash flows from financing activities:
Net borrowings under lines-of-credit	(5,550)	(12,997)
Repurchase of stock issued for class action settlement	—	(1,198)
Dividend paid to a non-controlling interest	(1,000)	—
Distribution paid to a non-controlling interest	(1,281)	—
Taxes paid on behalf of employees with respect to vesting of restricted stock	(133)	(98)

Net cash provided by (used in) financing activities	(7,964)	(14,293)

Effects of exchange rates on cash	(1,413)	(2,035)

Net increase (decrease) in cash and cash equivalents	4,775	(18,315)
Cash and cash equivalents, beginning of year	17,545	35,860

Cash and cash equivalents, end of year	$22,320	$17,545

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$1,473	$2,159

Income taxes	$1,001	$4,582

See reports of Independent Registered Public Accounting Firms and accompanying notes to consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
1. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements reflect the financial condition, results of operations, and cash flows of Spectrum Group International, Inc. (the “Company” or “SGI”) and its subsidiaries, and were prepared utilizing U.S. GAAP. The Company conducts its operations in two reporting segments: trading and collectibles. Each of these reporting segments represent an aggregation of various operating segments that meet the aggregation criteria set forth in the Segment Reporting Topic ASC 280 of the FASB Accounting Standards Codification.
Business Segments
Trading Segment
The Company’s trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company’s trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 58% of the Company’s outstanding common stock at June 30, 2010. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.
Collectibles Segment
The Company’s collectibles business operates as an integrated network of global companies concentrating on numismatic (coins) and philatelic (stamps) materials, rare and fine vintage wines, and antique arms, armor, and historical memorabilia (militaria). Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions.
European Operations
The European Operations (the “European Operations”) of the Company are comprised of nine European companies, each of which is wholly-owned by the Company. The European Operations are primarily engaged in the sale of philatelic materials by auction.
Reclassifications
Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2010 consolidated financial statement presentation.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of lower-of-cost-or-market estimates for inventory and allowances for doubtful accounts, impairment assessments of long-lived assets and intangibles, valuation reserve determinations on deferred tax assets, calculations of loss accruals and other complex contingent liabilities, and revenue recognition judgments. Significant estimates also include the Company’s fair value determinations with respect to its financial instruments and precious metals materials. Actual results could materially differ from these estimates.
Concentrations of credit risk
Financial instruments that potentially subject the Company to concentrations of credit risk vary based on the business segment. Both segments are subject to the risks associated with holding cash and cash equivalents. Cash and cash equivalents are maintained with several financial institutions. The Company maintains cash balances at financial institutions, both foreign and domestic, that are in excess of FDIC, or its foreign equivalent, insurance coverage limits.
Concentrations specific to the Company’s business segments are as follows:
Trading Segment. Assets that potentially subject the Company to concentrations of credit risk consist principally of receivables, loans of inventory to customers, and inventory hedging transactions. Concentration of credit risk with respect to receivables is limited due to the large number of customers composing the Company’s customer base, the geographic dispersion of the customers, and the collateralization of substantially all receivable balances. Based on an assessment of credit risk, the Company typically grants collateralized credit to its customers. Credit risk with respect to loans of inventory to customers is minimal, as substantially all amounts are secured by letters of credit issued by creditworthy financial institutions. The Company enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forwards contracts with only major credit worthy financial institutions. Substantially all of these transactions are secured by the underlying metals positions.
Collectibles Segment. In certain circumstances, either in connection with auction sales or private treaty sales, which are held throughout the collectibles division, the Company may extend trade credit and release the sold goods to the purchasers prior to the receipt of payments. In addition, the Company may extend advances to consignors on collectible inventory held for future auctions. The Company evaluates each customer’s creditworthiness at period end and specifically identifies trade receivables and consignor advances for risk of loss based on analysis of several factors including a specific review of the collectability of customer accounts, historical collection experience, current economic and business conditions, and aging of accounts and provides an allowance for the portion of receivables or advances for which collection is doubtful. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become known. The Company charges off uncollectable receivables and advances when management deems it appropriate based upon analysis of each account
In limited situations, trade credit is extended with respect to the sale of consigned products, where the purchasers take possession of the consignors’ property. Although the terms and provisions of the Company’s auctions and consignment agreements do not require the Company to extend such credit and generally obligate the Company to pay the consignors only after the Company has received payments from the purchasers, when the consigned goods are delivered to purchasers prior to the receipt of payments, the Company may be deemed to have assumed risk of loss associated with the trade credit, and the responsibility of collection of the trade credit amounts from the purchasers. Losses to date under these situations have not been material.
Cash Equivalents
The Company considers all highly liquid investments with remaining maturities of three months or less, when purchased, to be cash equivalents.

Restricted Cash
The Company maintained a restricted cash balance at June 30, 2009 as collateral for a stand-by letter of credit. The restricted cash was released during 2010.
Short-Term Investments and Marketable Securities
Short-term investments represent uninsured bank notes with maturities greater than 90 days held by the Company’s European Operations. The Company’s short-term investments are carried at the lower-of-cost-or-market.
The Company classifies and accounts for debt and equity securities in accordance ASC 320 Investments – Debt and Equity Securities. The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gains or losses, net of deferred taxes, is included as a separate component of stockholders’ equity, Accumulated Other Comprehensive Income. The Company had retained an interest in one marketable security which has a historical cost basis of $0 and $655,000, at June 30, 2010 and 2009, respectively, and a carrying value (at market) of $0 and $914,000, at June 30, 2010, and 2009, respectively.
Inventories
Trading Inventories
The Trading segment’s inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of June 30, 2010, and 2009 totaled $1,034,000 and $1,477,000, respectively. Commemorative coins, which are not hedged, are included in inventory at the lower-of-cost- or-market totaled $0 and $3,620,000 as of June 30, 2010, and 2009, respectively. For the years ended June 30, 2010, and 2009, the unrealized gains resulting from the differences between market value and cost of physical inventories totaled $7,494,000 and $8,488,000, respectively, and is included as a reduction of the Cost of Precious Metals Sold in the accompanying consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as net losses on derivative instruments, which is a component of Cost of Precious Metals Sold in the consolidated statements of operations.
The Trading segment’s inventories included amounts borrowed from various suppliers under ongoing agreements totaling $40,841,000 at June 30, 2010, and $15,100,000 at June 30, 2009. Corresponding obligations related to Liabilities on Borrowed Metals are reflected on the consolidated balance sheets. The Trading segment also protects substantially all of its physical inventories from market risks through commodity hedge transactions.
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Inventories loaned under consignment arrangements to customers at June 30, 2010 totaled $19,015,000 and at June 30, 2009 totaled $15,701,000. Such inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Collectibles Inventories
The Collectibles segment’s inventories are stated at the lower-of-cost or management’s estimate of net realizable value, and are accounted for under the specific identification method. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has declined in value, and incurs a charge to operations for such declines. The Company records write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on inventory aging depending on the category and type of inventory (where such percentages are supported by historical experience). If actual market conditions are less favorable than those projected by management and the Company’s estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required.
The Company has agreements with certain suppliers and employees to share the net profits or losses attributable to the sale of specified items of inventory. The Company determines the selling price of the inventory and acts as the principal in these transactions; taking title to the inventory and bearing risk of loss, collection, delivery and return. The cost associated with the profit sharing is reflected in general and administrative expense for suppliers and salaries and wages expense for employees in the consolidated statements of operations.
Derivative Financial Instruments
The Company’s trading operations enter into a variety of transactions that are accounted for under ASC 815 Derivatives and Hedging. These transactions consist primarily of precious metals forwards and futures contracts. The derivative instruments do not qualify for hedge accounting and accordingly are marked-to-market through current earnings. See further discussion of derivative financial instruments in Note 12.
Property and Equipment
The Company’s property and equipment consists primarily of computer and office equipment; furniture and fixtures, leasehold improvements and computer software. The Company’s land and building owned at June 30, 2008, was sold in April 2009, and had been reflected in accordance with ASC 360 Property, Plant and Equipment, held for sale at the lower of cost or net realizable value. The gain on the sales of the building totaled $432,000 for the year ended June 30, 2009, which is reflected as a component of general and administrative expenses in the consolidated statement of operations. Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Equipment is depreciated over estimated useful lives ranging from three to ten years. Furniture and fixtures, and leasehold improvements are depreciated over estimated useful lives ranging from three to twenty years. Computer software is amortized over estimated useful lives ranging from three to five years.
Goodwill and Other Purchased Intangible Assets
The FASB issued ASC 805 Business Combinations, and ASC 350 Intangibles – Goodwill and Other), both of which became effective for fiscal years beginning after December 15, 2001. Under these rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with ASC 350. Other identifiable intangible assets continue to be amortized over their useful lives. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual impairment test at year-end each year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units, which includes the individual operating entities of the trading and collectible reporting segments. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit’s goodwill, the present value of the reporting unit’s expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit’s expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. During the year ended June 30, 2010, Bowers and Merena Auctions (Numismatic) had a goodwill impairment charge in the amount of $433,000, a trademark impairment charge of $486,000, and a customer list impairment charge of $324,000. H.R. Harmer Nutmeg Auctions (Philatelic) had a trademark impairment charge of $232,000 and a customer list impairment charge of $95,000. Lastly, Greg Martin Auctions (Militaria) had a customer list impairment charge of $357,000 and a trademark impairment of $344,000. The Company recorded these impairment charges primarily due to the operating loss incurred in the Company’s militaria auction business and management’s evaluation of economic conditions and projected future performance in the Collectibles businesses. Other purchased intangible assets primarily consist of the value of customer relationships, non-compete agreements and trademarks. Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from four to fifteen years. Refer to Note 18 for further discussion of the methodology and inputs used to arrive at our impairment to goodwill and other purchase intangible assets.
Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangibles, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of these assets and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use of those assets. Changes in the Company’s strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the years ended June 30, 2010, and 2009, no impairments of long-lived assets were identified.
Consolidated Joint Venture
On March 28, 2008, A-Mark entered into a Joint Venture Limited Liability Company Agreement (“JV Agreement”) with a third party marketing company and contributed $450,000 for a 50% ownership in the joint venture named Winter Games Bullion Ventures, LLC (“WGBV”), which was formed on March 28, 2008. The purpose of the joint venture was solely to purchase, market, distribute and sell 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. The term of the JV Agreement was through June 30, 2011, unless extended by mutual agreement of the members or sooner terminated, as defined in the JV Agreement. In May 2010, the parties agreed to a partial distribution totaling $2.6 million of which SGI received $1.3 million or 50% of the partial distribution. The remaining $10,000 was undistributed to cover residual expenses.
The Company has determined that WGBV was a variable interest entity (“VIE”) and that A-Mark is the primary beneficiary. In accordance with ASC 810 Consolidation, A-Mark has consolidated the financial position of WGBV as of June 30, 2010, and 2009, and the results of its operations for the years then ended in these consolidated financial statements. See further discussion in Note 14.
Consignor Advances and Payables
Consignor advances are cash advances on inventory consigned from a third party for sale by the Company at a later date at which time the advance will be deducted from the proceeds due to the consignors. Consignor advances are short-term in duration and typically interest bearing at prevailing rates. Amounts payable to consignors represent amounts due the third parties for the sale of their consigned inventory by the Company. Such amounts are non-interest bearing.
Accrued Compensation
Accrued compensation expenses, including incentive-based compensation, totaled $7,619,000 and $13,424,000, at June 30, 2010, and 2009, respectively, and are reflected in Accrued Expenses, Accrued Compensation and Other Current Liabilities.
Fair Value Measurements
The Company adopted ASC 820 Fair Value Measurements and Disclosures. This standard defines fair value for financial reporting. The Company has valued its assets and liabilities subject to fair value determination in accordance with the valuation hierarchy defined within ASC 820. See further discussion in Note 18.

Fair Value of Financial Instruments
The carrying amounts of financial instruments approximated fair value as of June 30, 2010, and June 30, 2009, due to the relative short maturity of these instruments. The financial instruments include cash and cash equivalents, restricted cash, receivables and secured loans, accounts receivable and consignor advances, accounts payable and consignor payables, liabilities on borrowed metals and lines-of-credit.
Revenue Recognition
Trading Segment. The Company records sales of precious metals upon shipment and transfer of title (see further discussion below). The Company records revenues from its financing activities in arrears at each month-end. Commodity futures and forwards contract transactions are recorded at fair value on the trade dates. Open futures and forwards contracts are reflected in Receivables and Secured Loans, Net – Trading Operations in the consolidated balance sheets as the difference between the original contract values and the market values; or at fair value. The change in unrealized gains (losses) on open contracts from one period to the next is reflected in net (gains) losses on derivative instruments, which is a component of Cost of Precious Metals Sold in the consolidated statements of operations. Financing revenue is recorded over the terms of the related receivables and consists of interest and related fees.
The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sales or purchases of the metals at settlement date. During the period between trade and settlement dates, the Company has essentially entered into a forwards contract that meets the definition of a derivative in accordance with ASC 815 Derivatives and Hedging. The Company records the derivatives at the trade date with corresponding unrealized gains (losses) which are reflected in the Cost of Precious Metals Sold in the consolidated statements of operations. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. Sales which are physically settled are recognized in gross in the consolidated statements of operations.
Collectibles Segment. The Company’s Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.
Auction Sales. In its role as auctioneer, the Company generally functions as an agent accepting properties on consignment from its selling clients. The Company sells properties as an agent of the consignors, billing the buyers for properties purchased, receiving payments from the buyers, and remitting to the consignors the consignors’ portion of the buyers’ payments after deducting the Company’s commissions, expenses, applicable taxes and advances. The Company’s commissions include those earned from the buyers (“buyers’ premium revenue”) and those earned from the consignors (“sellers’ commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction. The Company recognizes revenues from the buyers’ premiums and sellers’ commissions upon delivery of property sold at auction, which generally occurs upon cash receipt. Commissions earned for the years ended June 30, 2010, and 2009, totaled $22,783,000 and $20,550,000, respectively.
The Company records direct auction related expenses such as commissions, catalog expenses, auction site fees, security, and other related costs associated with running an auction in general and administration expenses. These costs are shared amongst other operating divisions and not tracked specifically by each auction.
The Company also sells its own inventory at auction. Revenue from the sales of owned inventory at auction is recognized upon receipt of cash , which generally occurs upon delivery of the inventory, and is recorded at the hammer price on a gross basis, with corresponding product cost recorded as a direct cost of sale. In addition, the Company recognizes commissions earned on the hammer price, which is paid by the buyer. Sales returns have not been material.
The Company does not provide any guarantee with respect to the authenticity of property offered for sale at its live auctions; however it does authenticate the materials sold via Internet auctions. All property presented for sale at live auction is sold as genuine and as described by the Company in its auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and the Company), the Company refunds the purchase price if returned within a specified time period. Historically, returns have not been material and the Company generally sells large collections on an “as is” basis.
Private Treaty Sales. The Company engages in private treaty sales of both consigned property and sales of owned inventory to third parties (merchant/dealer relationships and direct to consumer sales). Private treaty sales of consigned property occur when an owner of property arranges with the Company to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company, or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. The Company does not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes private treaty sales of consigned property at an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commissions earned and are recognized upon delivery of property sold, which generally occurs upon cash receipt. The Company recognizes private treaty sales of owned property upon receipt of cash, which generally occurs upon delivery of the property.
Commodity Contracts
Net (gains) losses on derivative instruments, which are included in the cost of precious metals sold, includes amounts recorded on the Company’s outstanding metals forwards and futures contracts and on open physical purchase and sale commitments. The Company records changes in the market value of its metals forwards and futures contracts as income or loss, the effect of which is to offset changes in market values of the underlying metals positions.
The Company records the differences between market values and trade values of the underlying commodity contracts as a derivative asset or liability, as well as recording unrealized (gains) or losses on derivative instruments in the Company’s consolidated statements of operations. During the year ended June 30, 2010, the Company recorded net unrealized loss on open futures commodity and forwards contracts and open purchase and sale commitments of $5,432,000 and a net realized (gains) losses on futures commodity contracts of $13,029,000 in net (gains) losses on derivative instruments in the consolidated statements of operations. During the year ended June 30, 2009, the Company recorded net unrealized (gains) on open futures commodity and forwards contracts and open purchase and sale commitments of $(6,988,000), and a net realized loss on future commodity contracts of $9,635,000 on derivative instruments (reflected in the Cost of Precious Metals Sold) in the consolidated statements of operations.
Foreign Currencies Translation
The consolidated financial position and results of operations of the Company’s foreign subsidiaries are determined using local currencies as the functional currencies. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period-to-period are included in Accumulated Other Comprehensive Income, a component of stockholders’ equity. Gains and losses resulting from other foreign currency transactions are included in Interest and Other Income (Expense).
For the years ended June 30, 2010, and 2009, the Company recognized unrealized gains of $3,304,000 and $3,068,000, respectively, on foreign exchange in the consolidated statements of operations in connection with the transaction adjustments of Euro denominated loans totaling $22,891,000 and $28,008,000 at June 30, 2010, and 2009, respectively, owed by SGI and its US subsidiaries to certain of its subsidiaries included in its European Operations.
Comprehensive Income (Loss)
Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The components of our comprehensive (loss) income for the twelve months ended June 30, 2010 and 2009 includes net income, adjustments to stockholders’ equity for the foreign currency translation adjustments, and changes in net unrealized (loss) gain on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.

Stock Based Compensation
SGI has equity plans that provide for the award of options and other equity grants to officers, employees, non-employee directors and consultants. See Note 16 to the Notes to Consolidated Financial Statements.
The Company accounts for stock-based compensation under ASC 718 Compensation-Stock Compensation and ASC 505-50 Equity-Based Payments to Non-Employees. These standards use the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. Further, under the modified prospective method, the fair value associated with the unvested portion of the prior grants remaining at the date of adoption is recorded to stock compensation expense over the future requisite service period. During the years ended June 30, 2010 and 2009, the Company granted no stock options; however, the Company granted restricted stock grants. The fair value of restricted stock grants is based on quoted market price at the date of grant. All of the options previously granted were valued using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under ASC 718. The Black-Scholes valuation model requires the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company’s current estimates.
Marketing
Auction catalogue production and distribution costs, auction marketing/advertising costs and all other marketing/advertising costs are expensed as incurred. Advertising and promotion expenses for the years ended June 30, 2010, and 2009, were $3,886,000 and $3,898,000, respectively.
Shipping and Handling
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $5,174,000 and $3,523,000 for the years ended June 30, 2010, and 2009, respectively, and are included in the general and administrative expenses in the consolidated statements of operations.
Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of ASC 740 Income Taxes. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company’s annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company’s consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheet principally within Income Taxes Payable.
The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.
Changes in recognized tax benefits and changes in valuation allowances could be material to the Company’s consolidated results of operations for any period, but is not expected to be material to the Company’s consolidated financial position.
The Company adopted the provisions of ASC 740 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in Income Tax Provision on the consolidated statements of operations. Please refer to Note 10 for further discussion regarding the adoption of this pronouncement.
Earnings per Share
Basic earnings per share does not include the effects of potentially dilutive stock options and other long-term incentive stock awards, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the years ended June 30, 2010 and 2009, basic and diluted earnings per share include vested but unissued restricted stock of 596,228 and 123,199, respectively. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company’s average share price for the period.
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. Since the Company incurred a net loss for the fiscal year ended June 30, 2010, basic and diluted loss per share were the same because the inclusion of 922,658 potential common shares, related to 604,325 outstanding stock options, 280,833 restricted stock grants, and 37,500 stock appreciation rights (“SARs”), in the computation of net loss per share would have been anti-dilutive. In computing diluted earnings per share for the year ended June 30, 2009, the Company excluded options to purchase 359,075 shares of common stock and 37,500 SARs, where exercise prices were in excess of the quoted market price of the Company’s common stock, because inclusion would have been anti-dilutive.

	(thousands of shares)	(thousands of shares)
	Year Ended June 30, 2010	Year Ended June 30, 2009
Basic weighted average shares outstanding (1) (2)	31,939	30,934
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	—	715

Diluted weighted average shares outstanding	31,939	31,649

(1)	Basic weighted average shares outstanding include the full effect of shares issuable pursuant to the litigation settlement (Note 15) as of the date the settlement agreement was executed.

(2)	Basic weighted average shares, as of years ending June 30, 2010 and 2009 include the effect of vested but unissued restricted stock grants.
Supplemental Disclosure of Noncash Investing and Financing Activities
In October 2009, the Company issued 3,277,777 shares of common stock totaling $6,556,000 to the settlement fund to resolve a shareholders’ law suit. The Company has no further obligation or liability under the settlement agreement.

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
Recent Accounting Pronouncements
In December 2007, the FASB issued ASC 805 Business Combinations. This standard is effective for business combinations for which the acquisition date is on, or after, the beginning of the first annual reporting period beginning on, or after, December 15, 2008. This standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This standard was adopted on July 1, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.
In December 2007, the FASB issued ASC 810 Consolidation. This standard requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. This standard is an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and related interpretations. This standard was adopted on July 1, 2009. The adoption resulted in a change in the reporting presentation of minority interest, now classified as non-controlling interest, in the consolidated balance sheet and consolidated statement of operations, stockholders’ equity and cash flows. The 2009 consolidated financial statements have been restated to reflect this change in presentation.
In March 2008, the FASB issued ASC 815 Derivatives and Hedging. This standard expanded the disclosure requirements about an entity’s derivative instruments and hedging activities. The disclosure provisions apply to all entities with derivative instruments originally subject to ASC 815, and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to ASC 815 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures generally will need to be presented for every annual and interim reporting period. This standard was adopted on July 1, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC 855 Subsequent Events. This standard sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This standard is effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard at June 30, 2009. This standard did not impact the consolidated financial results other than requiring additional disclosures. See Note 19 of the Notes to Consolidated Financial Statements for subsequent events impacting the Company.
In June 2009, the FASB issued ASC 860 Transfers and Servicing. This standard removes the exemption from consolidation for Qualifying Special Purpose Entities (“QSPEs”), and also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company adopted this standard for interim and annual reporting periods beginning on July 1, 2009. The adoption of this standard did not have any material impact on the consolidated financial statements.
In June 2009, the FASB issued ASC 810 Consolidation. This standard amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard will become effective for the Company on July 1, 2010. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.
In October 2009, the FASB updated accounting standards for Multiple-Deliverable Revenue Arrangements in ASC 605 Revenue Recognition. This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This standard will become effective for the Company on July 1, 2010. The Company is evaluating the potential impact of adopting this standard on the consolidated financial statements.
Adoption of Accounting Standards Codification 810
Effective July 1, 2009, the Company adopted the provisions of ASC 810 Consolidation, which resulted in a change in the reporting presentation of minority interest, now classified as non-controlling interest, in the consolidated balance sheet and consolidated statements of operations, stockholders’ equity and cash flows. The 2009 consolidated financial statements have been restated to reflect this change in presentation. The adoption of this provision was limited to increasing net income by $3,999,000 (the net income attributable to the non-controlling interest). This adoption had no impact on earnings per share.
3. RESTATEMENTS OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
Correction of Errors to the 2009 Consolidated Financial Statement
During the quarter ended December 31, 2009, the Company began efforts to develop an improved companywide financial consolidation process. The new process was intended to streamline the preparation of the Company’s consolidated financial statements and provide greater visibility into its divisional and consolidated results of operations and financial position.
In applying the new reporting process noted above, management of the Company became aware that certain numbers in the Company’s previously filed Report on Form 10-K for the year ended June 30, 2009, would require corrections, primarily comprised of classification errors within the Company’s consolidated statement of operations. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the new consolidation process. The reclassification adjustment resulted in:

Correction of an error for the year ended June 30, 2009:

(in thousands)	Year Ended June 30, 2009
	As Originally		As
	Reported	Adjustment	Corrected
Revenue:
Sales of precious metals	$4,126,909	$(5,750)	$4,121,159	a
Sales of inventory	144,320	—	144,320
Auction commissions earned	22,113	(1,563)	20,550	a

Total revenue	4,293,342	(7,313)	4,286,029

Cost of sales:
Cost of precious metals sold	4,084,419	(6,422)	4,077,997	a
Cost of collectibles sold	138,589	(1,357)	137,232	b

Total cost of sales	4,223,008	(7,779)	4,215,229

Gross profit	70,334	466	70,800

Operating expenses:
General and administrative	30,169	(206)	29,963	a,b
Salaries and wages	29,814	—	29,814
Depreciation and amortization	1,807	—	1,807
Litigation settlement	860	—	860

Total operating expenses	62,650	(206)	62,444

Operating (loss) income	7,684	672	8,356

Interest and other income (loss):
Interest income	5,614	—	5,614
Interest expense	(2,373)	—	(2,373)
Other income (expense), net	279	(672)	(393	)a
Unrealized gains (loss) on foreign exchange	3,068	—	3,068

Interest and other income (expense)	6,588	(672)	5,916

Income (loss) before income taxes and non-controlling interest	$14,272	$—	$14,272

(a)	Represents the elimination of intercompany transactions

(b)	Represents the reclassification of auction related expenses from cost of sales to selling, general and administrative
The Company discovered during the 4th quarter of 2010 that the 2009 consolidated statement of cash flow incorrectly reported the change in liability associated with borrowed metals totaling $3,688,000 used in trading operations as financing activities rather than operating activities. The liability associated with the borrowed metals serves to operate the trading segment and the amount was re-classed from financing activities to operating activities. We also discovered during the 4th quarter 2010, the 2009 consolidated statement of cash flow had classified unrealized foreign currency gain from the transaction adjustments of our European denominated loans as effects of exchange rate on cash. The proper classification should have been a component of cash provided by operating activities. In order to provide clarity to the statement of cash flow, we appropriately reclassified the unrealized foreign currency gain from effects of exchange rate on cash as a component of cash provided by operating activities as an adjustment to net income. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the new consolidation process. Below is a table showing the impacts to the reclassification.

	June 30, 2009	June 30, 2009
	As Corrected	As Originally Reported	Inc/(dec)
	(in thousands)	(in thousands)	(in thousands)
Net cash provided by operating activities	$6,334	$13,022	$(6,688)
Net cash used in investing activities	(8,321)	(8,321)	—
Net cash used in financing activities	(14,293)	(17,981)	3,688
Effects of exchange rates in cash	(2,035)	(5,035)	3,000

Net cash increase (decrease) in cash and cash equivalents	(18,315)	(18,315)	—
Cash and cash equivalents, beginning of year	35,860	35,860	—

Cash and cash equivalents, end of year	$17,545	$17,545	$—

The Company restated its disclosure of unrecognized tax benefit for 2009. Specifically, an amount of $4,170,000 had been improperly included in the beginning and ending Fiscal 2009 balances, and has been removed to correct for this error.
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
The impacts of the identified adjustments were limited to classifications among individual line-items in the consolidated statement of operations and cash flows. The adjustments had no impact on previously-reported net income or earnings per share data. Based upon the immateriality of the identified adjustments, the Company will not amend it previously-filed Reports on form 10-K.
4. CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company’s Trading segment revenues for the years ended June 30, 2010, and 2009, are listed below:

	2010		2009
	(in thousands)		(in thousands)
	In $’s	As a %	In $’s	As a %
Total Trading segment revenue	$5,834,712	100.0%	$4,121,159	100.0%

Trading segment customer concentrations
Customer A	$1,650,760	28.3%	$953,278	23.1%
Customer B	701,981	12.0	256,801	6.2

Total	$2,352,741	40.3%	$1,210,079	29.3%

Customers providing 10 percent or more of the Company’s Trading segment accounts receivable, excluding $22,690,000 and $17,727,000 in secured loans, as of June 30, 2010, and 2009, respectively, are listed below:

	2010		2009
	(in thousands)		(in thousands)
	In $’s	As a %	In $’s	As a %
Trading segment accounts receivable	$18,615	100.0%	$16,205	100.0%

Trading segment customer concentrations
Customer A	$3,101	16.7%	$3,894	24.0%
Customer B	2,657	14.3	2,535	15.6

Total	$5,758	31.0%	$6,429	39.6%

Customers providing 10 percent or more of the Company’s Trading segment secured loans as of June 30, 2010, and 2009, respectively, are listed below:

	2010		2009
	(in thousands)		(in thousands)
	In $’s	As a %	In $’s	As a %
Trading segment secured loans	$22,690	100.0%	$17,727	100.0%

Trading segment customer concentrations
Customer A	$7,396	32.6%	$3,043	17.2%
Customer B	2,770	12.2	2,600	14.7
Customer C	2,511	11.0	2,502	14.1

Total	$12,677	55.8%	$8,145	46.0%

The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the years ended June 30, 2010, and 2009, the Collectibles segment had no reportable concentrations.
5. RECEIVABLES
Receivables and secured loans from the Company’s Trading segment consist of the following at June 30, 2010, and 2009:

	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Customer trade receivables	$6,077	$9,138
Wholesale trade advances	5,407	3,493
Secured loans	22,690	17,727
Due from brokers	7,131	3,574

Subtotal	41,305	33,932
Less: allowances for doubtful accounts	(102)	(319)

Subtotal	41,203	33,613
Derivative assets – open purchase and sales commitments	1,698	—
Derivative assets — futures contracts	—	10,875
Derivative assets — forwards contracts	—	1,726

Receivables and secured loans, net	$42,901	$46,214

Customer trade receivables represent short-term, noninterest-bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material, which is held in safekeeping by CFC. For the years ended June 30, 2010, and 2009, the loans carried an average effective interest rate of 9.6%, and 10%, respectively, per annum and mature in periods generally ranging from three months to one year.
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
The Company’s derivative assets and liabilities (depending on the year and ending position) represent the net fair value of the difference between market values and trade values at the trade dates for open metals purchase and sales contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. (See above and Note 12).

The Company’s derivative assets and liabilities (depending on the year and ending position) also represent the net fair value of open metals forwards and futures contracts. The metals forwards and futures contracts are settled at the contracts settlement dates (see above and Note 12).
Accounts receivable and consignor advances from the Company’s Collectibles Segment consist of the following at June 30, 2010, and 2009:

	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Auction and trade	$6,510	$7,555
Less: allowance for doubtful accounts	(383)	(549)

Accounts receivable and consignor advances, net	$6,127	$7,006

The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer’s creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company’s auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2010, and 2009, is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the allowance for doubtful accounts for Trading and Collectibles for the years ended June 30, 2010, and 2009, are as follows:

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Beginning balance	$(868)	$(521)
Provision for losses	22	(440)
Charge-offs to reserve	309	39
Foreign currencies exchange rate charges	52	54

Ending balance	$(485)	$(868)

6. INVENTORIES
Inventories as of June 30, 2010, and 2009, consisted of the following:

	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Trading segment inventories	$114,102	$92,043
Less: provision for losses	(350)	(104)

Trading, net	$113,752	$91,939

Collectibles segment inventories	$25,290	$26,719
Less: provision for losses	(965)	(3,004)

Collectibles, net	$24,325	$23,715

Total inventories, gross	$139,392	$118,762
Less: provisions for losses	(1,315)	(3,108)

Net inventories	$138,077	$115,654

Activity in the allowance for inventory loss reserves for the years ended June 30, 2010, and 2009, are as follows:

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Beginning balance	$(3,108)	$(10,868)
Provision for losses	(1,221)	(1,356)
Charge-offs to reserve	2,947	7,867
Foreign currencies exchange rate changes	67	1,249

Ending balance	$(1,315)	$(3,108)

7. PROPERTY AND EQUIPMENT
The Company’s property and equipment for the years ended June 30, 2010, and 2009, are as follows:

	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Equipment	$2,102	$2,753
Furniture and fixtures	1,376	1,458
Vehicles	248	207
Software	1,741	1,448
Leasehold improvements	1,365	1,559

	6,832	7,425
Less: accumulated depreciation and amortization	(4,555)	(4,757)

Net property and equipment	$2,277	$2,668

Depreciation and amortization for the years ended June 30, 2010, and 2009, were approximately $943,000 and $602,000, respectively.
During 2010, the Company disposed of some fixed assets resulting in a net loss of $144,000 which was reflected as a component of general and administrative expenses. On April 1, 2009, the Company sold real estate held for sale in the amount of $2,072,000, and recognized a gain of $432,000, which was reflected as a component of general and administrative expenses.
8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Acquisitions
On January 1, 2010, Heinrich Köhler Auktionshaus Gmbh & Co KG acquired 100% of Postzegelveiling Wiggers De Vries B.V. (“PW”), a privately-held, Netherlands-based auction house, for cash consideration of $360,000. As part of and concurrent with the closing PW’s name was changed to Corinphila Veilingen B.V. In conjunction with the acquisition, $167,000 and $136,000 in goodwill and customer lists were recorded, respectively.
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
Goodwill
During the year ended June 30, 2010, the Company recorded an additional $248,000 of goodwill relating to an earn-out agreement in connection with the acquisition of Ponterio & Associates (Numismatic), and $167,000 of goodwill related to the acquisition of Corinphila Veilingen B.V. (Philatelic). Ponterio & Associates is the only acquisition that is tax deductible. The Company also recognized an impairment charge of $433,000 to reduce the carrying value of goodwill of Bowers and Merena Auctions (Numismatic). During the year ended June 30, 2009, the Company recorded $215,000 of goodwill relating to the acquisition of Ponterio & Associates, and recognized an impairment charge of $780,000 to reduce the carrying value of goodwill of Greg Martin Auctions (Militaria) to estimated fair value. The changes in the carrying values of goodwill by business segments for the years ended June 30, 2010, and 2009, are as described below:

	June 30, 2009	Additions and		June 30, 2010
	(in thousands)	Adjustments	Impairments	(in thousands)
Trading	$4,884	$—	$—	$4,884
Collectibles	1,076	415	(433)	1,058

	$5,960	$415	$(433)	$5,942

	June 30, 2008	Additions and		June 30, 2009
	(in thousands)	Adjustments	Impairments	(in thousands)
Trading	$4,884	$—	$—	$4,884
Collectibles	1,641	215	(780)	1,076

	$6,525	$215	$(780)	$5,960

Cumulative goodwill impairment totaled $4,263,000 and $3,830,000 at June 30, 2010 and 2009, respectively. See Note 18 for further discussion of impairments, including methodology and inputs used.
Other Purchased Intangible Assets
The carrying value of other purchased intangibles at June 30, 2010, and 2009, are as described below:

		June 30, 2010				June 30, 2009
	Estimated	(in thousands)				(in thousands)
	Useful	Gross				Gross
	Lives	Carrying	Accumulated	Accumulated	Net Book	Carrying	Accumulated	Accumlated	Net Book
	(Years)	Amount	Amortization	Impairment	Value	Amount	Amortization	Impairment	Value
Trademarks	Indefinite	$2,685	$—	$(1,142)	$1,543	$2,616	$—	$(80)	$2,536
Customer lists	5-15	9,326	(4,175)	(776)	4,375	9,161	(3,500)	—	5,661
Non- competes and others	4-15	2,309	(2,279)	—	30	2,302	(2,198)	—	104

		$14,320	$(6,454)	$(1,918)	$5,948	$14,079	$(5,698)	$(80)	$8,301

Other than trademarks, all of the Company’s other purchased intangible assets are subject to amortization. Amortization expenses, excluding impairment charges, related to the Company’s intangible assets were $756,000 and $1,205,000 for the years ended June 30, 2010, and 2009, respectively. During the year ended June 30, 2010, the Company recorded $242,000 of additional other purchased intangibles, including $87,000 for an earn-out agreement in connection with the purchase of Ponterio & Associates as noted below, and $136,000 for the acquisition of Corinphila Veilingen B.V. Also, during the year ended June 30, 2010, trademark impairment charges of $486,000, $232,000, and $344,000 related to Bowers and Merena Auctions, H.R. Harmer Nutmeg Auctions (Philatelic) and Greg Martin Auctions, respectively, and a customer list impairment charge of $324,000, $95,000, and $357,000 related to Bowers and Merena Auctions, H.R. Harmer Nutmeg Auctions, and Greg Martin were recorded. During the year ended June 30, 2009, the Company purchased Ponterio & Associates for $592,000 in cash, plus a $200,000 hold-back that was paid in December 2009. The Company originally recorded $854,000 of other purchased intangibles that was allocated as follows: $542,000 to trademark; $271,000 to customer list; and $41,000 to non-compete agreements. Also, during the year ended June 30, 2009, an impairment charge related to the Bowers and Merena Auctions’ trademark was recorded for $80,000. The Company wrote off $64,000 in fully amortized non-compete intangibles during the three month period ended December 31, 2009.

Estimated amortization expenses on an annual basis for the succeeding five years are as follows:

Years ending June 30:	(in thousands)
2011	$442
2012	442
2013	437
2014	432
2015	432
Thereafter	2,220

Total	$4,405

9. ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable consists of the following as of June 30, 2010, and 2009:

	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Trade payables to customers	$6,859	$5,696
Advances from customers	12,153	5,834
Net liabilities on margin accounts	10,530	3,041
Due to brokers	—	648
Derivative liabilities — open purchase and sales commitments	—	5,356
Derivative liabilities — future contracts	507	—
Derivative liabilities — forward contracts	45	—
Other accounts payable	303	213

Accounts payable and consignor payable	$30,397	$20,788

10. INCOME TAXES
Income (loss) before income taxes and non-controlling interests is shown below:

	Year Ended	Year Ended
	June 30,	June 30,
	2010	2009
	(in thousands)	(in thousands)
U.S.	$(2,045)	$13,173
Foreign	1,843	1,099

Income / (loss) before income taxes and non-controlling interests	$(202)	$14,272

The income tax (provision)/benefit included the following for the years ended June 30, 2010, and 2009:

	Year Ended	Year Ended
	June 30,	June 30,
	2010	2009
	(in thousands)	(in thousands)
Current:
Federal	$3,164	$(1,845)
State	(2,002)	(869)
Foreign	(570)	(435)

Total current tax (provision)/ benefit	592	(3,149)

Deferred:
Federal	162	61
State	68	(42)
Foreign	(182)	(7)

Total deferred tax (provision)/ benefit	48	12

Income tax (provision)/benefit	$640	$(3,137)

The long term tax receivable of $4,974,000 represents a $3,424,000 carry-back claim for the 2005 taxable year and a $1,560,000 carry-back claim for the 2008 taxable year. Management of the Company intends to effect the filing of such claims in Fiscal 2011.
Deferred income taxes are provided for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following as of June 30, 2010, and 2009:

	June 30,	June 30,
	2010	2009
	(in thousands)	(in thousands)
Deferred tax assets:
Inventories	$656	$1,149
Unrealized gains on futures contracts	201	—
Unrealized losses on open purchase and sales commitments	—	1,444
Investments	—	263
Stock-based compensation	855	235
Intangible assets	3,438	1,797
Property, plant & equipment	109	84
Accrued compensation	895	1,399
Legal settlement	1,074	2,611
Net operating loss carry-forwards	5,184	1.945
Charitable contribution carry-forward	12	2,894
Foreign tax credit carry-forwards	6,087	6,499
Accrual to cash adjustments	1,200	1,295
Other	541	844

Total deferred tax assets	20,252	22,459
Less: valuation allowances	(12,726)	(13,984)

Net deferred tax assets after valuation allowances	7,526	8,475

Deferred tax liabilities:
Inventories	2,580	742
Unrealized gains on open purchase and sales contracts	654	—
Unrealized gains on futures contracts	—	4,152
Intangible assets	698	136
Un-repatriated foreign earnings	1,328	738
Withholding tax on foreign earnings	1,179	1,177
Unrealized loss on foreign exchange	1,354	—
Unrealized foreign exchange translation adjustment	1,395	3,241
Other	83	—

Total deferred tax liabilities	9,271	10,186

Net deferred tax liabilities	$1,745	$1,711

The Company’s valuation allowance (decreased) increased by approximately $(1,258,000) and $82,000 during the years ended June 30, 2010 and 2009, respectively. As of June 30, 2010 and 2009, the valuation allowance of approximately $12,726,000 and $13,984,000 respectively, was applied to offset gross deferred tax assets that are not more likely than to be realized based on future expectations of taxable income and the future likelihood of utilizing foreign tax credit carry-forwards.
As of June 30, 2010, the Company has U.S. State net operating loss carry-forwards of approximately $19,245,000, which expire at various periods beginning with the year ending June 30, 2011 through the year ending June 30, 2030. The Company has Spanish and Swiss net operating loss carry-forwards as of June 30, 2010 of approximately $9,895,000 and $371,000, respectively, which begin to expire with the years ending June 30, 2021 and June 30, 2016, respectively. The Spanish net operating loss carry-forwards has a full valuation allowance as the Spanish company is not expected to have taxable income in the future. As of June 30, 2010, the Company has a foreign tax credit carry-forward of approximately $6,087,000 that begins to expire during the year ending June 30, 2016.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carry forward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carry forward period; phases-in the federal two-year net operating loss carry-back periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer’s taxable income. The Company does not expect this change in tax law to materially impact its tax provision. The California net operating loss carry-forward totaled $9,418,000 at June 30, 2010.
On November 6, 2009, the U.S. Congress enacted the Worker, Homeownership, and Business Assistance Act of 2009 (P.L. 111-92). The new law significantly expanded the scope of the U.S. five-year net operating loss carry-back. The Company recorded an additional current income tax benefit of $1,550,000 during the year ended June 30, 2010, to account for additional carry-back opportunities to the tax years ended June 30, 2005.
A reconciliation of the income tax provisions to the amounts computed by applying the statutory federal income tax rate (34%) to the income (loss) before income tax provisions for the years ended June 30, 2010, and 2009, are as below:

	2010	2009
	(in thousands)	(in thousands)
		(as restated)
Statutory income tax (expense)benefit	$69	$(4,852)
State and local taxes, net of federal tax benefit	(119)	(1,132)
Foreign taxes at rates different for U.S. rates	156	(68)
Tax on unrepatriated foreign earnings	(298)	10
Deferred tax asset write-offs/adjustments	(563)	—
Valuation allowance	3,104	3,298
Uncertain tax position	(1,993)	(81)
Other	284	(312)

Income tax (provision)/benefit	$640	$(3,137)

The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences on lower pre-tax results by taxing jurisdictions, recording of uncertain tax positions, and the recording of a valuation allowance against certain state and foreign deferred tax assets and loss carry-forwards. Income taxes have been provided on undistributed earnings of certain foreign subsidiaries that are not intended to be indefinitely reinvested outside of the U.S. as of June 30, 2010 and 2009, respectively.
In July 2006, new accounting rules were issued, which clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under these rules, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if there is less than a 50% likelihood of its being sustained. Additionally, these rules provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.

The June 30, 2010 and 2009 balances are reflected as total liability for unrecognized tax benefit as follows (in thousands of dollars):

	2010	2009
	(in thousands)	(in thousands)
		(as restated)
Current Liabilities
Accrued Income Taxes	$—	$—
Non-Current Liabilities
Deferred income taxes – (contra assets, netted against corresponding tax refund receivables)	20,426	20,426
Tax liability	5,974	1,991

Total Liability for unrecognized tax benefits	$26,400	$22,417

A reconciliation of the total unrecognized tax benefit at the beginning and end of the period:

	2010	2009
	(in thousands)	(in thousands)
		(as restated)
Balance at July 1,	$22,417	$22,247
Increase as a result of tax position taken during the current period	3,983	170

Total Liability for unrecognized tax benefits	$26,400	$22,417

Included in the balance in unrecognized tax benefits at June 30, 2010 and 2009, respectively, there are $5,974,000 and $1,991,000 of tax benefits that, if recognized, would affect the effective tax rate.
Interest and penalties recognized in the Company’s consolidated statement of operations for the years ended June 30, 2010 and 2009 are $381,000 and $114,000, respectively. Interest and penalties of $865,000 and $484,000 are accrued as of June 30, 2010 and 2009, respectively, which is included in deferred and other long term tax liabilities in the accompanying consolidated balance sheet. Within the Deferred and Other Long Term Tax Liabilities include deferred taxes of $955,000 and uncertain tax liabilities of $6,839,000. The uncertain tax liabilities include interest and penalties.
Final determination of a significant portion of the Company’s global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004, 2005 and 2006, and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are currently under examination as discussed at Note 15. For our remaining foreign operations, either examinations have been completed by tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2002. As of June 30, 2010 the Company does not anticipate any material changes to the balance in uncertain tax positions within the next twelve months.

11. FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of five financial institutions under an inter-creditor agreement, which provides for lines-of-credit of up to $115,000,000 including a facility for letters of credit up to a maximum of $115,000,000. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The 1-Month LIBOR rate was approximately 0.35% and 0.32% as of June 30, 2010, and 2009, respectively. Borrowings are due on demand and totaled $45,200,000 and $52,750,000 for lines-of-credit and $4,750,000 and $4,750,000 for letters of credit at June 30, 2010, and 2009, respectively. Amounts borrowed under the Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $65,000,000 at June 30, 2010. The Trading Credit Facility also limits the ability of A-Mark to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at June 30, 2010, were $25.7 million and $70 million, respectively. The Company’s ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of metals borrowed or cash. A-Mark’s had borrowed metals included in inventories with market values totaling $40,841,000 and $15,100,000 at June 30, 2010, and 2009, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $4,750,000 and $4,750,000 at June 30, 2010, and 2009, respectively.
Interest expense related to the A-Mark’s borrowing arrangements totaled $1,616,000, and $2,150,000, for the years ended June 30, 2010, and 2009, respectively.
In May 2010, the Company and its three wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), Bowers and Merena Auctions, LLC (“Bowers”), and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line-of-credit (the “Collectibles Credit Facility”) up to a maximum of $7.5 million. Amounts outstanding under the Credit Facility are secured by the assets of SNI, Bowers, and Teletrade, and are further guaranteed by the Company. The Company’s obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is repayable on demand, and interest on outstanding amounts accrue at the lender’s base rate (3.25% at June 30, 2010, which is subject to change), plus 1.5% per annum. Separately, A-Mark, the Company’s precious metals trading company, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark’s Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender. As of June 30, 2010 the total amount borrowed was $7.7 million, $2.0 million by SNI and $5.7 million by A-Mark.
The amount outstanding as of June 30, 2010, was $2.0 million at an interest rate of 4.75%. Amounts available for borrowing under this Collectibles Credit Facility as of June 30, 2010 was $5.5 million. Total interest expense related to this Collectibles Credit Facility totaled $15,000 for the year ended June 30, 2010.
12. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
The Company’s trading inventories and purchase and sale transactions consist primarily of precious metals bearing products. The value of these assets and liabilities are linked to the prevailing price of the underlying precious metals. The Company’s precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets.

Inventories purchased or borrowed by the Company are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metals held are offset by the obligation to return the metals to the supplier.
Open purchase and sale commitments are subject to changes in value between the date the purchase or sale price is fixed (the “trade date”) and the date the metals are received or delivered (the “settlement date”). The Company seeks to minimize the effect of price changes of the underlying commodity through the use of forwards and futures contracts.
The Company’s policy is to substantially hedge its inventory positions, net of open purchase and sales commitments that are subject to price risk. The Company regularly enters into metals commodity forwards and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
Due to the nature of the Company’s global hedging strategy, the Company is not using hedge accounting as defined in under ASC 815 Derivatives and Hedging. Gains or losses resulting from the Company’s futures and forwards contracts are reported as unrealized gains or losses on commodities contracts with the related unrealized amounts due from or to counterparties reflected as derivative assets or liabilities (see Note 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodities contracts. Net losses on derivative instruments in the consolidated statements of operations of $18,461,000, and $2,647,000, for the years ended June 30, 2010, and 2009, respectively, includes both realized and unrealized amounts.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at June 30, 2010, and 2009:

	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
		As restated
Trading inventories, net	$113,753	$91,939
Less un-hedged inventories:
Inventory reserve	350	104
Commemorative coins	—	(3,517)
Premiums on metal positions	(1,034)	(1,477)

Subtotal	113,069	87,049
Commitments at market:
Open inventory purchase commitments	153,215	131,844
Open inventory sale commitments	(56,903)	(38,370)
Margin sale commitments	(19,356)	(7,358)
Premiums on open commitment positions	(26)	32
Inventory borrowed from suppliers	(40,841)	(15,100)
Advances on industrial metals	1,508	700

Inventories subject to price risk	150,666	158,797

Inventories subject to derivative financial instruments:
Precious metals forwards contracts at market values	49,985	27,731
Precious metals futures contracts at market values	105,769	132,651

Total market value of derivative financial instruments	155,754	160,382

Net inventories subject to price risk, Company consolidated basis	$(5,088)	$(1,585)

		June 30, 2009
	June 30, 2010	(in thousands)
	(in thousands)	As restated
Effects of open related party transaction between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(5,088)	$(1,585)
Open inventory purchase commitments with affiliates	4,981	1,088

Net inventory subject to price risk, A-Mark stand-alone basis	$(107)	$(497)

At June 30, 2010, and 2009, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $153,215,000 and $131,844,000 and $(56,903,000) and $(38,370,000), respectively; purchase commitments related to open forward contracts totaling $49,985,000, and $27,731,000; and purchase and sale commitments relating to open futures contracts totaling $105,769,000, and $132,651,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forwards and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market prices of the underlying metals or contracts and the trade amounts are recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2010, are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2010, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.
13. RELATED PARTY TRANSACTIONS
As part of the A-Mark sale agreement dated July 15, 2005, the former owner was paid $93,000 and $84,000 for his portion of income earned on a specific type of transaction for the years ended June 30, 2010 and 2009, respectively. The Trading segment accrued $93,000 and $84,000 in royalty expenses for the years ended June 30, 2010, and 2009, respectively, which represented the total amount due to the former owner as of June 30, 2010.
14. NON-CONTROLLING INTEREST
Minority interest represents Auctentia’s 20% share in the net assets and income of A-Mark and the outside partner’s 50% interest in the net assets and income of the WGBV joint venture. As explained in Note 2, the joint venture’s original termination date is June 30, 2011. In May 2010, the parties agreed to a partial distribution, whereby all remaining funds at the time, except for $10,000, were distributed to the parties.
The Company’s consolidated balance sheet includes the following non-controlling interests as of June 30, 2010, and 2009:

	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Auctentia 20% interest in Spectrum PMI	$7,018	$9,167
Winter Games Bullion Ventures, LLC 50% outside interest	5	1,147

Total	$7,023	$10,314

The Company’s consolidated statements of operations for the year ended June 30, 2010, and 2009, included the following non-controlling interest components:

	Year Ended	Year Ended
	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Auctentia 20% interest in Spectrum PMI	$1,352	$3,346
Winter Games Bullion Ventures, LLC 50% interest	138	653

Total	$1,490	$3,999

The following table summarizes the balance sheets of WGBV at June 30, 2010, and 2009:

	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Cash	$10	$154
Receivables	—	21
Inventories	—	3,516

Total assets	$10	$3,691

Accounts payable	$—	$1,397
Members’ equity	10	2,294

Total liabilities and members’ equity	$10	$3,691

The following table summarizes the statements of operations of WGBV for the years ended June 30, 2010 and 2009:

	For the	For the
	year ended	year ended
	June 30, 2010	June 30, 2009
	(in thousands)	(in thousands)
Sales	$26,818	$46,234
Cost of products sold	25,782	44,012

Gross profit	1,036	2,222
Operating expenses	759	916

Net income	$277	$1,306

15. COMMITMENTS AND CONTINGENCIES
Litigation, Claims and Contingencies
The Company may become party to various legal actions that arise in the ordinary course of its business. During the course of its operations, the Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible at this time to determine the ultimate liabilities that the Company may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon the Company’s consolidated financial position or results of operations. However, the Company believes that the ultimate resolution of such actions will not have a material adverse affect on the Company’s consolidated financial position, results of operations, or liquidity.
Operating Leases
The Company leases its facilities and a portion of its equipment under operating leases that expire at various dates through fiscal 2013. Some of the operating leases provide for increasing rents over the terms of the leases. Total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future lease commitments under non-cancelable operating leases:

Operating
Leases
For the years ending June 30:	(in thousands)
2011	$1,168
2012	363
2013	224
2014	—
2015	—

Total future minimum lease payments	$1,755

Total rent expense under operating leases in the Company’s operations were approximately $1,103,000, and $1,353,000, for the years ended June 30, 2010, and 2009, respectively.
Contractual Obligations
On April 9, 2008, in connection with the WGBV joint venture Agreement, A-Mark entered into a series of agreements with a counter party to purchase a minimum amount of Bullion and Commemorative coins in exchange for certain exclusive distribution rights.
On July 21, 2009, A-Mark signed an amendment with the Royal Canadian Mint to reduce its minimum purchase commitment of Olympic Numismatic Coin Products. Under the terms of this agreement, as amended, A-Mark is required to purchase 20,750 One Ounce Gold Bullion Coins and 150,000 One Ounce Silver Bullion coins. A-Mark is also required to purchase $7,000,000 (Canadian Dollars) in Commemorative Coins. A-Mark met these commitments by February 26, 2010.
Consulting, Employment and Non-Compete Agreements
The Company has entered into various consulting, employment and non-compete and/or non-solicitation agreements with certain key executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.
Employee Benefit Plans
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code Section 401(k). Employees are eligible to participate in the plan after one complete calendar month of service and become fully vested after five years of service. Employee contributions are discretionary to a maximum of 15% of compensation. For all plan members, the Company contributed 10% of all eligible employees’ contributions to a maximum annual contribution of $750 per employee. The Company’s total contribution was approximately $73,000 and $41,000, for the years ended June 30, 2010, and 2009, respectively.
Restricted Capital of Foreign Subsidiaries
Certain of the Company’s foreign jurisdictions maintain nominal regulatory capital requirements.
Registration Rights
Shares of the Company’s common stock owned by Auctentia carry demand registration rights. If a demand is made by Auctentia, such registration rights are subject to commercial best efforts without penalty if registration is not affected.

Legal Proceedings
Ongoing Legal Proceedings Against Certain of the Company’s Former Officers and Directors Relating to the Company’s Transactions with Afinsa
Spanish Criminal Investigation
In May 2006, Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing, including money laundering, fraud, tax evasion and criminal insolvency. The Spanish criminal investigation initially focused on Afinsa and certain of its executives and was later expanded to include several former officers and directors of SGI and CdC, including (most recently) Messrs. Manning and Crawford. From June 2003, through May 2006, we supplied philatelic material to Afinsa, and we understand that Afinsa used the material in connection with transactions between itself and its clients. According to the Afinsa Report (a report issued by the Trustees appointed in the Afinsa insolvency process), investors would enter into contracts with investors to sell purchase specified philatelic material from Afinsa. These investors would deposit funds with Afinsa for a specified period of years, and at the end of an agreed-upon contract term the investors would have the option of receiving either (i) the specified stamps or other philatelic materials set forth in the contract, or (ii) the principal sum invested, plus a contractually specified interest rate. In most cases, Afinsa maintained (at the investors’ request) physical possession of the philatelic material until the end of the contract term.
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
Messrs. Manning and Crawford (and certain of the other former officers and directors of the Company who are the subject of the Spanish criminal investigation) are entitled to receive advances from the Company for their legal fees and expenses in connection with the Spanish criminal proceedings.
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

Tax Investigation in Spain
On November 17, 2005, the Spanish tax authorities commenced a tax examination of CdC. This examination, which now covers all periods from fiscal 2001 through fiscal 2004 and subsequently extended to fiscal year 2005 and 2006 is ongoing and the outcome cannot be determined at this time. Accordingly, because there remains an uncertainty as to the ultimate impact should there be an adverse outcome as a result of this inspection, the Company’s consolidated financial statements do not include an accrual for this contingent liability.
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
While the Company will endeavor to comply fully with the terms of the SEC Settlement, it is possible that the SEC’s enforcement staff may take issue with our compliance, despite our efforts. In particular, the Company is not currently in compliance with the requirement that the Company make all necessary filings under the Exchange Act; the Company has not filed amended Reports on Form 10-K for the years ended June 30, 2004 and 2005 (either separately or as part of a comprehensive Report on Form 10-K); the Company has not filed Reports on Form 10-K for the fiscal years ended June 30, 2008, 2007 and 2006; and the Company has not filed Reports on Form 10-Q (or amended Reports on Form 10-Q, as the case may be) for any quarter during these fiscal years. The reason the Company has not been able to file these Reports to date is that the Company faces two major issues with completing its audit of the financial statements for its North American Philatelic Division ,and therefore the audit of the Company’s consolidated financial statements for any year prior to June 30, 2008. First, many of the accounting records for that Division for the prior periods specifically, the supporting analyses for balance sheet and statement of operations are incomplete and need to be reconstructed. Second, the Company has experienced significant turnover in its accounting and corporate personnel since 2006, which has adversely impacted the Company’s ability to reconstruct these financial data.
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
Also on March 23, 2009, the SEC filed an action in the U.S. District Court for the Southern District of New York against Messrs. Manning and Crawford in connection with its investigation. In the action, the SEC seeks a permanent injunction against future violations of certain provisions of the federal securities laws, and it also seeks disgorgement and civil monetary penalties in an unspecified amount. The action against Mr. Manning was settled on August 23, 2010. The action against Mr. Crawford has not been settled.
The Company terminated Mr. Manning’s consulting arrangement with the Company for cause in April 2007, and Mr. Crawford left the Company in June 2006.

The Company is continuing to advance fees and expenses to Mr. Crawford in connection with the SEC action, and may be obligated to indemnify and reimburse Mr. Crawford for amounts paid by him in connection with money judgments, penalties or settlements in the SEC action.
Greg Manning v. Spectrum Group International, Inc.
On or about August 7, 2007, Mr. Manning commenced arbitration against the Company before the American Arbitration Association. Mr. Manning purported to assert claims for breach of contract and defamation, based on his allegation that the Company wrongfully terminated his consultancy for cause in April 2007. Mr. Manning sought damages of approximately $34.0 million, consisting of, among other things, amounts that Mr. Manning claimed he was owed under his consulting agreement with the Company, compensation for vacation and “comp” days, and damages allegedly resulting from harm to his name and reputation.
On or about March 28, 2008, the Company filed counterclaims against Mr. Manning for breach of contract, breach of fiduciary duty and unjust enrichment, based on Mr. Manning’s breaches of his contractual and fiduciary obligations in connection with the Company’s transactions with Afinsa.
On July 8, 2010, the Company entered into a settlement agreement with Mr. Manning, pursuant to which it agreed to pay approximately $2.7 million in cash to Mr. Manning, of which $300,000 was to be placed into an escrow account to satisfy certain of the Company’s continuing advancement/indemnification obligations. The Company fully accrued for the settlement at June 30, 2010 and paid all amounts due under the settlement agreement in August 2010. The Company will continue to have certain indemnification obligations to Mr. Manning. The fair value of this indemnification obligation does not exceed the $300,000 that has been placed in escrow.
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
In conjunction with the settlement agreements, the Company accrued a litigation settlement accrual as of June 30, 2008, totaling $14,995,000, comprised of a $8,000,000 in minimum share consideration, and $6,995,000 in cash consideration. The accrual totaled $6,556,000 or 3,278,000 shares at June 30, 2009, representing the minimum share consideration of $8,000,000 less the shares issued as payment of court-approved legal fees in plaintiffs’ counsel in fiscal 2009 (as discussed below) totaling $1,444,000. The Company has also recorded a litigation receivable from insurers totaling $5,975,000 at June 30, 2008, which was received in full in fiscal 2009. Accordingly, the Company has recorded a net charge of $9,020,000 to its consolidated statement of operations for the year ended June 30, 2008.
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
As part of its order relating to the securities class action, the court awarded attorneys’ fees to plaintiffs’ counsel of $3.25 million, of which 44.5% was to be paid in common stock of the Company. Accordingly, on January 14, 2009, the Company issued to plaintiffs’ counsel a total of 772,430 shares of the Company’s common stock, based upon a value of $1.87 per share (the date of the issuance of the shares and the calculation of the value of the shares to be issued was determined in accordance with the settlement agreement), with an aggregate value of $1,444,000. Thereafter, in February 2009, SGI repurchased those shares at a purchase price of $1.55 per share totaling $1,197,000. The shares have since been cancelled and returned to the status of authorized but unissued shares. No gain was recognized by the Company as a result of the repurchase.
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
16. STOCKHOLDERS’ EQUITY
Stock Option Plan
In 1997, the Company’s Board of Directors adopted and the Company’s shareholders approved the 1997 Stock Incentive Plan, as amended (the “1997 Plan”). Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI’s stock. Awards under the 1997 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan currently is administered by the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants or awards.
Under the 1997 Plan, the exercise price of options and the base price of SARs may be set at the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2010 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At June 30, 2010, there were 711,999 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the years ended June 30, 2010, and 2009, the Company recorded $0 and $0, respectively, of expense in the consolidated statements of operations related to the vesting of previously issued employee stock options. The Company made no grants during the years ended June 30, 2010, and 2009. The grants were fully expensed during the year ended June 30, 2008.

The following table summarizes the stock option activity for the years ended June 30, 2010, and 2009:

				Weighted
				Average
		Weighted		per share
		Average	Intrinsic Value	Grant Date
	Options	Exercise Price	(in thousands)	Fair Value
Outstanding at June 30, 2008	613,325	$6.14	$114	$4.69
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(9,000)	$9.57	(10)	$8.68

Outstanding at June 30, 2009	604,325	$6.09	104	$4.63
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	—	—	—	—

Outstanding at June 30, 2010	604,325	$6.09	$104	$4.63

Shares exercisable at June 30, 2009	604,325	$6.09	$104	$4.63

Shares exercisable at June 30, 2010	604,325	$6.09	$104	$4.63

Following is a summary of the status of stock options outstanding at June 30, 2010:

Options Outstanding					Options Exercisable
			Weighted	Weighted		Weighted
		Number of	Average	Average	Number of	Average
Exercise Price Ranges		Shares	Remaining	Exercise	Shares	Exercise
From	To	Outstanding	Contractual Life	Price	Exercisable	Price
$1.00	$5.00	391,250	2.8	$2.28	391,250	$2.28
$5.01	$10.00	26,200	3.3	$8.96	26,200	$8.96
$10.01	$15.00	186,875	3.7	$13.65	186,875	$13.65

		604,325	3.1	$6.09	604,325	$6.09

Restricted Stock Grants. The Company has issued restricted stock to certain members of management and key employees. During the years ended June 30, 2010, and 2009, the Company issued 604,726 and 531,548, restricted shares at a weighted average issuance price of $2.53 and $2.51, respectively. Such shares generally vest between one and three years from the date of grant. Total compensation expense recorded for restricted shares for the years ended June 30, 2010, and 2009, was $1,843,000 and $1,114,000, respectively. The remaining stock compensation expense that will be recorded under restricted stock grants for all outstanding grants as of June 30, 2010 totals $374,000 and will amortized over 36 months.

The following table summarizes the restricted stock grant activity for the years ended June 30, 2010, and 2009:

		Weighted
		Average share
	Shares	price at grant date
Outstanding as of June 30, 2008	279,892	$2.64
Shares issued	531,548	$2.51
Shares exercised	(99,838)	$2.66
Shares forfeited	—
Shares withheld for employee taxes	(34,920)	$2.18

Outstanding as of June 30, 2009	676,682	$2.54

Shares issued	604,726	$2.53
Shares exercised	(306,002)	$2.67
Shares forfeited	(34,334)	$2.05
Shares withheld for employee taxes	(64,011)	$2.66

Outstanding at June 30, 2010	877,061	$2.51

Vested but unissued at June 30, 2010	596,228

Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stock’s closing price on the date of grant to the average price in the last month of the third year of vesting. As of June 30, 2010, and 2009, there were approximately 37,500, and 37,500, stock appreciation rights outstanding with an exercise price of $12.06, and $12.06, per share, respectively. At June 30, 2010, and 2009, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the years ended June 30, 2010, and 2009, the Company recognized approximately $0, and $0, respectively, of pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, and 4.06%, a volatility factor of 253%, and 253%, and a weighted average expected life of seven and seven years, respectively. The remaining compensation expense that will be recorded in future fiscal years totals $0.
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
Dividends
On July 23, 2009, the Company’s majority-owned subsidiary, Spectrum PMI, paid a $5.0 million dividend. This resulted in a $4.0 million payment to the Company and a $1.0 million payment to Afinsa.
On June 28, 2010, Spectrum PMI, the parent of A-Mark, declared a $12,500,000 dividend to shareholders of record on June 1, 2010. This resulted in a $10,000,000 payment to SGI and a $2,500,000 payment to Auctentia in July 2010.

17. SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s operations are organized under two business segments — Trading and Collectibles. During the year ended June 30, 2006, the Company changed its operating segment structure to (1) separately report the results of its A-Mark Precious Metals trading business as a result of acquiring such business in the first quarter of that year, and (2) report corporate operating expenses separately as a result of changes in the operating structure of the Company during that year. As a result of forming a segregated corporate office and expense structure, the Company no longer allocates certain corporate level operating expenses to its operating segments.
Segment information for the Company follows:

	Year Ended June 30,	Year Ended June 30,
	2010	2009
	(in thousands)	(in thousands)
		(as restated)
Revenues:
Trading	$5,834,712	$4,121,159

Collectibles:
Numismatic	156,174	132,070
Philatelic	17,804	31,024
Other	3,748	1,776

Total Collectibles	177,726	164,870

	$6,012,438	$4,286,029

	Year Ended June 30,	Year Ended June 30,
	2010	2009
	(in thousands)	(in thousands)
		(as restated)
Revenues by geographic region:
United States	$6,002,118	$4,271,725
Europe	9,232	9,680
Asia	1,088	4,624

	$6,012,438	$4,286,029

	Year Ended June 30,	Year Ended June 30,
	2010	2009
	(in thousands)	(in thousands)
		(as restated)
Operating income (loss):
Trading	$7,119	$26,244
Collectibles	(2,225)	(7,594)
Corporate	(13,171)	(10,294)

	$(8,277)	$8,356

	Year Ended June 30,	Year Ended June 30,
	2010	2009
	(in thousands)	(in thousands)
Depreciation and amortization:
Trading	$671	$997
Collectibles	1,009	802
Corporate	19	8

	$1,699	$1,807

	June 30,	June 30,
	2010	2009
	(in thousands)	(in thousands)
Inventories:
Trading:
United States	$113,752	$91,939

Total Trading	113,752	91,939

Collectibles:
United States	23,489	22,256
Europe	819	1,277
Asia	17	182

Total Collectibles	24,325	23,715

	$138,077	$115,654

	June 30,	June 30,
	2010	2009
	(in thousands)	(in thousands)
Total assets:
Trading:
United States	$171,507	$151,986
Europe	257	—

Total Trading	171,764	$151,986

Collectibles:
United States	40,541	38,485
Europe	15,673	19,791
Asia	906	1,398

Total Collectibles	57,120	59,674

Corporate and Other	7,851	6,489

	$236,735	$218,149

	June 30,	June 30,
	2010	2009
	(in thousands)	(in thousands)
Total long-term assets:
Trading:
United States	$10,017	$10,451
Europe	38	—

Total Trading	10,055	10,451

Collectibles:
United States	2,334	4,733
Europe	1,170	1,036
Asia	142	152

Total Collectibles	3,646	5,921

Corporate and Other	5,843	4,505

	$19,544	$20,877

18. Fair Value Measurements
ASC 820 Fair Value Measurements and Disclosures creates a single definition of fair value for financial reporting. The new rules associated with ASC 820 state that valuation techniques consistent with the market approach, income approach and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data.
ASC 820 had the following impact:
•	Defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value;

•	Established a three-level hierarchy for fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date;

•	Nullified the guidance in Emerging Issues Task Force Issue 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, which required the deferral of profit at inception of a transaction involving a derivative financial instrument in the absence of observable data supporting the valuation technique;

•	Eliminated large position discounts for financial instruments quoted in active markets and requires consideration of the Company’s creditworthiness when valuing liabilities; and

•	Expanded disclosures about instruments measured at fair value.
Valuation Hierarchy
ASC 820 established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2010
	Quoted Price in
	Active Markets for		Significant
	Identical	Significant Other	Unobservable
	Instruments	Observable Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$114,102	$—	$—	$114,102
Derivative assets — open sales and purchase commitments	—	1,698	—	1,698

Total assets valued at fair value:	$114,102	$1,698	$—	$115,800

Liabilities:
Liabilities on borrowed metals	$(40,841)	$—	$—	$(40,841)
Liabilities on margin accounts	(10,530)	—	—	(10,530)
Derivative liabilities — forward contracts	—	(45)	—	(45)
Derivative liabilities — future	—	(507)	—	(507)

Total liabilities valued at fair value:	$(51,371)	$(552)	$—	$(51,923)

	June 30, 2009
	Quoted Price in
	Active Markets for		Significant
	Identical	Significant Other	Unobservable
	Instruments	Observable Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$88,527	$—	$—	$88,527
Marketable Securities	914	—	—	914
Derivative assets — futures contracts	—	10,875	—	10,875
Derivative assets — forward contracts	—	1,726	—	1,726

Total assets valued at fair value:	$89,441	$12,601	$—	$102,042

Liabilities:
Liabilities on borrowed metals	$(15,100)	$—	$—	$(15,100)
Liabilities on margin accounts	(3,041)	—	—	(3,041)
Derivative liabilities — open sales and purchased commitments	—	(5,356)	—	(5,356)

Total liabilities valued at fair value:	$(18,141)	$(5,356)	$—	$(23,497)

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

Commodities
Commodities consisting of the precious metals component of the Company’s inventories are carried at fair value. The commemorative coins inventory totaling $0, and $3,620,000, as of June 30, 2010, and 2009, respectively, was carried at cost and is thus excluded from the fair value disclosure. The fair value for commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities are classified in Level 1 of the valuation hierarchy.
Derivatives
Futures contracts, forward contracts and open purchase and sales commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price, and are included within Level 2 of the valuation hierarchy.
Margin Liabilities
Margin liabilities, consisting of the Company’s commodity obligations to margin customers, are carried at fair value, determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Margin liabilities are classified in Level 1 of the valuation hierarchy.
Goodwill and Other Intangibles
The following table presents information about the Company’s assets measured at fair value on a non-recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets Measured at Fair Value on a Non Recurring Basis

	June 30, 2010
	Quoted Price in
	Active Markets for		Significant
	Identical	Significant Other	Unobservable
	Instruments	Observable Inputs	Inputs
(in thousands)	(Level 1)	(Level 2)	(Level 3)	Total Balance
Goodwill and other intangible assets:
Goodwill	$—	$—	$30	$30
Trade names	—	—	668	668
Customer relationships	—	—	369	369

Total assets at fair value (after impairment):	$—	$—	$1,067	$1,067

For fiscal year ending June 30, 2010, impairment charges included in the earnings for the period were as follows goodwill $433,000, trade names $1,062,000 and customer relationships $766,000, respectively.
Valuations were based on estimating future cash flows and discounting those cash flows to arrive at fair value. To arrive at estimated cash flows the Company considered past operating trends, working capital requirements, capital expenditures, depreciation and amortization, and current and future economic conditions. Discount rates used ranged from 18% to 23%. The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.
Goodwill
The Discounted Cash Flow method was used to evaluate goodwill. In the discounted cash flow analysis, future cash flows are discounted to present value using an appropriate discount rate or rate of return. Cash flows are forecasted for a discrete period of years and then projected to grow at a constant rate in perpetuity to arrive at fair value.

Trade names
The Relief from Royalty and EBIT profit split analyses was used in appraising the trade names. In the Relief from Royalty method, a royalty rate of 1.5 to 2.0 percent was estimated to be appropriate based upon consideration of royalty market data and brand strength management regarding brand strength. The royalty rate was tested for reasonableness against the assumed royalty rate in the EBIT profit split method, based on 25 percent of the unit’s projected EBIT margin.
Customer Relationships
Customer Relationships were valued using the Excess Earnings Income Approach based on attributable forecasted revenue from the unit’s originally acquired Customer Relationships. An annual revenue attrition rate was selected based on a survivor curve analysis and historical performance. In the survivor curve analysis, an historical client list was analyzed using methodologies presented in Reilly & Schweihs’ Valuing Intangible Assets, leading to a concluded 17.8 percent annual attrition rate. Asset charges are deducted against the Customer Relationships’ attributable cash flow, as appropriate, to arrive at fair value.
19. SUBSEQUENT EVENTS
On June 28, 2010, Spectrum PMI, the parent of A-Mark, declared a $12,500,000 dividend to shareholders of record on June 1, 2010. This resulted in a $10,000,000 payment to SGI and a $2,500,000 payment to Auctentia in July 2010.
On July 8, 2010, the Company entered into a settlement agreement with Mr. Manning, pursuant to which it agreed to pay approximately $2.7 million in cash to Mr. Manning of which $300,000 was to be placed into an escrow account to satisfy certain of the Company’s continuing advancement/indemnification obligations. The Company paid all amounts due under the settlement agreement in August 2010, (subject to certain continuing indemnification obligation).
During July and August 2010, the Company awarded restricted stocks to certain key employees and directors of the Company totaling approximately 284,000 shares. The awards vest between one to three years with a weighted average price of $1.86.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, at June 30, 2010. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at a reasonable assurance level due to material weaknesses existing in our internal controls as of June 30, 2009 (as described below in “Management’s Report on Internal Control over Financial Reporting”), which had not been fully remediated as of June 30, 2010.
Management’s Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of internal control over financial reporting at June 30, 2010 utilizing the criteria described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at June 30, 2010.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at June 30, 2010, we identified the following material weaknesses:
Proper segregation of duties was not maintained over the accounting functions within our Collectibles operations. This was the result of operating with a small accounting staff with overlapping responsibilities within their subsidiaries that were deemed unavoidable. Accordingly, individual’s who had responsibility for reviewing and approving transactions also had the ability to add new vendors, process vendor invoices, prepare cash disbursements, reconcile bank accounts and serve as the primary preparers of the period-end financial statements.
Controls over period-end financial reporting were not operating effectively. This has resulted in a significant number of adjustments to our consolidated financial statements. Specifically controls were not effective to ensure that accounting estimates, and other adjustments were appropriately analyzed and that certain transactions were adequately reviewed and reconciled among the divisions. Additionally, the Company did not include all required footnote disclosures or had disclosures that included inaccurate information.
Remediation of Previously Identified Material Weaknesses & Other Remediation Activities
As previously reported, there were nine material weaknesses in our internal controls over financial reporting as of June 30, 2009. During Fiscal 2010, the Company remediated seven material weaknesses and has taken substantial measures to remediate the remaining material weaknesses, described as follows:
The Company operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting within the North American stamp division of the Collectibles segment. To improve procedures and controls at the subsidiary level, the Company hired a Chief Financial Officer, Chief Accounting Officer, Corporate Controller, and Assistant Corporate Controller, with appropriate knowledge and experience in accounting and financial reporting. Additionally, our North American stamp division’s operations were winding down towards year-end as the

Company prepared for the subsidiary’s intangible asset transfer to our European stamp division. Because of this, the volume of year-end transactions were significantly reduced. The Company considers this material weakness remediated.
The Company did not have adequate accounting policies that were formally and effectively communicated to the Company’s accounting and finance resources. Through a combination of new policies and enhancements to current procedures, the Company has formally and effectively communicated its accounting policies to its accounting and finance team. The Company considers this material weakness remediated.
The Company did not design formal controls to ensure that the financial positions and results of operations of divisions were effectively consolidated on a timely basis. The Company has consolidated a number of locations onto a single accounting platform as well as automated the consolidation process of financial reporting through a standard report writer, implemented a close calendar to ensure timely processing and implemented a number of manual review controls to ensure proper internal controls are designed and operating effectively. The Company considers this material weakness remediated.
The Company did not consistently maintain documentation as evidence to verify that controls were operating effectively. The Company implemented and enhanced controls entity-wide that include procedures for requiring and maintaining transaction documentation. The Company considers this material weakness remediated.
Transactions were not consistently approved by the appropriate level of management within the North American stamp division of the Collectibles segment. To improve procedures and controls at the subsidiary level, the Company hired a Chief Financial Officer, Chief Accounting Officer, Corporate Controller, and Assistant Corporate Controller, with appropriate knowledge and experience in accounting and financial reporting. Policies and procedures were implemented to ensure that transactions were approved by the appropriate levels of management before being processed by accounting. Additionally, our North American stamp division’s operations were winding down towards year-end as the Company prepared for the subsidiary’s intangible asset transfer to our European stamp division. Because of this, the volume of year-end transactions were significantly reduced. The Company considers this material weakness remediated.
Management of the North American stamp division has not designed controls to ensure the proper accounting for inventory. To improve procedures and controls at the subsidiary level, the Company hired a Chief Financial Officer, Chief Accounting Officer, Corporate Controller, and Assistant Corporate Controller, with appropriate knowledge and experience in accounting and financial reporting. Additionally, our North American stamp division’s operations were winding down towards year-end as the Company prepared for the subsidiary’s intangible asset transfer to our European stamp division. Because of this, the volume of year-end transactions were significantly reduced. Further, our North American stamp division had no purchases of inventory during the year and an immaterial amount of inventory remaining at year-end. The Company considers this material weakness remediated.
Management has not designed controls to ensure that the provision for income taxes is properly prepared on a timely basis. The Company designed controls to ensure that the provision for income taxes is properly prepared on a timely basis. The Company hired a new Chief Financial Officer with extensive tax experience in addition to creating an income tax provision preparation and review process, which it implemented both domestically and internationally. The Company considers this material weakness remediated.
Proper segregation of duties was not maintained over the accounting functions within our Collectibles operations. This is a typical issue of companies with limited accounting staff. The Company notes segregation of duties issues within employee operational roles as well as in its delegation of rights for users within systems. To address this, management has done the following:
•	Added additional staff (Chief Financial Officer, Chief Accounting Officer, Corporate Controller, and Assistant Corporate Controller) which implemented manual review controls around journal entries, reconciliations, adjusting entries, and top-level entries,

•	Reviewed user access roles and removed users that did not require access to certain systems,

•	Implemented independent review at the subsidiary-level of journal entries and reconciliations,

Further remediation efforts to be addressed during Fiscal 2011 include:
•	Cross training of subsidiary accounting staff and cross review of journal entries and account reconciliations,

•	Implementation of accounting shared services,

•	Further review of user access rights in systems and implementation of formal user groups.
Controls over period-end financial reporting were not operating effectively. The Company hired a Chief Financial Officer, Chief Accounting Officer, Corporate Controller, Assistant Corporate Controller and a Director of Internal Controls, with appropriate knowledge and experience to improve the quality of its financial reporting.
Period-end reporting procedures were redesigned during the third and fourth quarters to include internal controls that would improve the reliability and timeliness of our financial reporting. These controls were not fully implemented and effective by year-end. The Company will continue to enhance our financial reporting controls while also improving our period-end accounting procedures.
The Company has made substantial progress and is continuing its efforts towards remediation of these material weaknesses.
Based on our assessment and the material weaknesses described above, we have concluded that our internal controls over financial reporting were not effective at June 30, 2010.
This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding the internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the “Dodd-Frank Wall Street Reform and Consumer Protection Act” which permanently exempts nonaccelerated filers from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
During Fiscal 2010, the Company’s management initiated the steps outlined above under “Remediation of Previously Identified Material Weaknesses & Other Remediation Activities” to improve the quality of its Internal Control over Financial Reporting.
We believe that for the reasons described above, we will eventually be able to improve our internal controls and remedy the remaining identified material weaknesses. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
ITEM 9B. OTHER INFORMATION
On September 10, 2010, the Board of Directors of the Company, upon the recommendation of the Compensation Committee of the Board of Directors, ratified and approved bonus payments for the year ended June 30, 2010 to its executive officers, as follows: Greg Roberts, President and CEO: $800,000; Antonio Arenas, Executive Chairman: $175,000; Paul Soth, Chief Financial Officer and Executive Vice President: $50,000; Carol Meltzer, Chief Administrative Officer and Executive Vice President: $100,000. All bonuses are payable in cash. At September 15, 2010, 75% of all amounts due have been paid with the remaining 25% to be paid shortly.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Set forth below is information regarding the directors and executive officers of the Company as of September 16, 2010.

Name	Age	Position(s)
Antonio Arenas	54	Executive Chairman and Director
Gregory N. Roberts	48	Chief Executive Officer, President and Director
Paul Soth	52	Chief Financial Officer and Executive Vice President
Carol Meltzer	51	Executive Vice President, General Counsel and Corporate Secretary

Jeffrey D. Benjamin	49	Director
Jess M. Ravich	53	Director
George Lumby	65	Director
John U. Moorhead	58	Director
Christopher W. Nolan, Sr.	45	Director
Antonio Arenas, a director since 2006, has served as our Executive Chairman since October 2007. Mr. Arenas has been a Managing Director and the Chief Executive Officer of COALCA, S.A., a company involved in the sale and distribution of consumer and pharmaceutical products, and land development in the Canary Islands and mainland Spain, since 1994.
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
Paul Soth has served as our Chief Financial Officer and Executive Vice President since April 2010. Prior to that, Mr. Soth served as Director of Income Tax Processes and Systems for Harrah’s Entertainment, Inc. from August 2009, until April 2010, and as Corporate Controller and Tax Manager for Fontainebleau Resorts from August 2006, to May 2009. Mr. Soth also served as Tax Manager of Mandalay Resort Group from August 1999, to April 2005. Mr. Soth graduated from California State University, San Marcos, with a B.S. in Business Administration – Accounting, and holds a M.S. in Accountancy from the University of Phoenix.
Carol Meltzer has served as our Chief Administrative Officer since March 2008, our Executive Vice President since May 2006, and our General Counsel since 2004, and has provided legal services to the Company since 1995. She previously practiced law at Stroock & Stroock & Lavan LLP and Kramer Levin Naftalis & Frankel LLP.
Jeffrey D. Benjamin, a director since May 2009, has been a Senior Advisor to Cyrus Capital Partners, L.P. since 2008, where he assists with distressed investments. Mr. Benjamin also serves as a consultant to Apollo Management, L.P., a private investment fund, and from September 2002, to June 2008, Mr. Benjamin served as a senior advisor to Apollo Management, where he was responsible for a variety of investments in private equity, high yield and distressed securities. Mr. Benjamin is also a member of the Boards of Directors of Harrah’s Entertainment, Inc., EXCO Resources, Inc. and Virgin Media Inc., and is a trustee of the American Numismatic Society.
Jess M. Ravich, a director since December 2009, is a Managing Director and Head of Capital Markets of Houlihan, Lokey, Howard & Zukin, Inc., an international investment bank. From 1991, through November 2009, Mr. Ravich founded and served as Chief Executive Officer of Libra Securities LLC, an investment banking firm serving the middle market. Prior to founding Libra, Mr. Ravich was an Executive Vice President of the fixed income department at Jefferies & Company, a Los Angeles based brokerage firm. Prior to Jefferies, Mr. Ravich was a Senior Vice President at Drexel Burnham Lambert, where he was also a member of the executive committee of the high-yield group and shared responsibility for running high-yield trading from 1988, until 1990, when the firm closed. Mr. Ravich is a graduate of the Wharton School at the University of

Pennsylvania, summa cum laude, and Harvard Law School, magna cum laude and editor of Law Review. Mr. Ravich serves on the Board of Directors of The Cherokee Group, Inc. (NASDAQ: CHKE).
George Lumby, a director since December 2006, served as a partner at PricewaterhouseCoopers, where he acted as an auditor and a mergers and acquisitions specialist, until 2003. In 2003, Mr. Lumby established his own firm in Spain, which provides consulting services to companies involved in insolvency and reorganization situations. Mr. Lumby is currently a Fellow of the Institute of Chartered Accountants in England & Wales, a member of the Spanish Institute of Chartered Accountants (Instituto de Censores Jurados de Cuentas de España) and a member of the Spanish Official Register of Auditors (Registro Official de Auditores de Cuentas ROAC).
John (“Jay”) U. Moorhead, a director since June 2007, has been Managing Director of Ewing Bemiss & Co, an investment banking firm, since 2009. Prior to joining Ewing Bemiss, Mr. Moorhead was a managing director at Westwood Capital and MillRock Partners boutique investment banking firms serving private middle market and public growth companies. From 2001, to 2003, Mr. Moorhead was a corporate finance partner at C.E. Unterberg, Towbin.
Christopher W. Nolan, Sr., a director since June 2007, has been a Managing Director in the Mergers & Acquisitions group of Rabo Securities USA, Inc., an affiliate of Rabobank International, a Dutch agribusiness bank with offices in New York, NY, since 2006, and was an Executive Director with the Mergers & Acquisitions group of Rabobank International from 2002, through 2006. Mr. Nolan currently serves on the Board of Directors, and as a member of the Audit Committee, of United-Guardian, Inc. (NASDAQ: UG).
During the fiscal years ended June 30, 2010 and 2009, Thor Gjerdrum served as our Chief Financial Officer and Executive Vice President. After resigning from this position in April 2010, Mr. Gjerdrum returned to his role as Chief Financial Officer of A-Mark Precious Metals, Inc., a role he has held since A-Mark’s acquisition by the Company in 2005.
During the fiscal years ended June 30, 2010, and 2009, James M. Davin also served on our Board of Directors. Mr. Davin retired from our Board of Directors in December 2009.
During the fiscal year ended June 30, 2009, Irving Kagan also served on our Board of Directors. Mr. Kagan retired from our Board of Directors in May 2009.
Compliance
Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons owning more than 10% of a registered class of the Company’s equity securities, to file with the SEC reports of their ownership of, and transactions in, the Company’s common stock or other equity securities. To the Company’s knowledge, based solely on a review of copies of such reports furnished to the Company, during the fiscal year ended June 30, 2010, all of such persons were in compliance with all applicable Section 16(a) reporting requirements, except with respect to certain Form 4 filings.
There are no family relationships among any of the Company’s directors or executive officers.
Code of Ethics
The Audit Committee of the Company’s Board of Directors has adopted a Code of Ethics for Senior Financial and Other Officers (the “Code of Ethics”), which applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and heads of major divisions, together with such other officers as the Audit Committee may from time to time designate. A copy of the Code of Ethics is filed herewith as Exhibit 14.1. To view the Code of Ethics, you may also go to our Internet website located at www.spectrumgi.com and click on “Governance Policies.” You may also obtain a printed copy of the Code of Ethics, free of charge, by contacting us at the following address:
Spectrum Group International, Inc.

18061 Fitch
Irvine, California 92614
Telephone: (949) 955-1250
Audit Committee
The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of three members: Christopher W. Nolan, Sr. (Chairman), John U. Moorhead and Jess M. Ravich. The Company’s Board of Directors has determined that each member of the Audit Committee is “independent” (as that term is currently defined in Rule 5605(c)(2) of the NASDAQ listing standards) and that Mr. Nolan qualifies as an “audit committee financial expert,” as defined in accordance with applicable SEC rules
ITEM 11. EXECUTIVE COMPENSATION
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2010.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2010.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2010.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2010.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
(a)	The following documents are filed as part of this report:
1.	Financial Statements

The information called for by this item is incorporated herein by reference to pages F-1 through F-45 of this report.

2.	Financial Statements Schedules

None

3.	Exhibits required to be filed by Item 601 of Regulation S-K

The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 16, 2010	SPECTRUM GROUP INTERNATIONAL, INC.

	By:	/s/ Gregory N. Roberts
	Name:	Gregory N. Roberts
	Title:	President and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Antonio Arenas Antonio Arenas	Chairman of the Board and Executive Chairman	September 16, 2010

/s/ Gregory N. Roberts Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	September 16, 2010

/s/ Paul Soth Paul Soth	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	September 16, 2010

/s/ Jeffrey D. Benjamin Jeffrey D. Benjamin	Director	September 16, 2010

/s/ Jess M. Ravich Jess M. Ravich	Director	September 16, 2010

/s/ John U. Moorhead John U. Moorhead	Director	September 16, 2010

/s/ George Lumby George Lumby	Director	September 16, 2010

/s/ Christopher W. Nolan, Sr. Christopher W. Nolan, Sr.	Director	September 16, 2010

EXHIBIT INDEX

Regulation S-K
Exhibit Table
Item No.	Description of Exhibit
3.1.1	Articles of Incorporation of the Greg Manning Delaware, Inc. Filed herewith.

3.1.2	Certificate of Ownership and Merger of Greg Manning Auctions, Inc. into and with Greg Manning Delaware, Inc. Filed herewith.

3.1.3	Certificate of Ownership and Merger of Escala Group, Inc. into and with Greg Manning Auctions, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed October 3, 2005, Commission File No. 1-11988.

3.1.4	Certificate of Ownership and Merger of Spectrum Group International, Inc. with and into Escala Group, Inc. Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on May 29, 2009, Commission File No. 1-11988.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K filed on October 8, 2009, Commission File No. 1-11988.

10.1	1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company’s Annual Report on Form 10-K filed on October 8, 2009, Commission File No. 1-11988.

10.2	Amended and Restated Employment Agreement between Registrant and Greg Roberts, dated as of May 13, 2010. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 14, 2010, Commission File No. 1-11988. *

10.3	Employment Agreement between A-Mark Precious Metals, Inc. and Rand LeShay, dated June 1, 2010. Filed herewith.*

10.4	Non-Employee Directors Compensation Policy. Filed herewith.*

10.5	Non-Employee Directors Equity Compensation Program. Filed herewith.*

10.6	Form of Restricted Stock Purchase Agreement for Employees under the 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K filed on October 8, 2009, Commission File No. 1-11988.*

10.7	Form of Restricted Stock Unit Agreement for Employees under the 1997 Stock Incentive Plan. Filed herewith.*

10.8	Registration Rights Agreement, dated as of September 8, 2003, between Registrant and Auctentia, S.L. Incorporated by reference to Appendix E to the Company’s Definitive Proxy Statement filed August 13, 2003, Commission File No. 1-11988.

10.9	Consent of Escala Group, Inc. Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed March 25, 2009, Commission File No. 1-11988.

14	Code of Ethics for Senior Financial and Other Officers. Filed herewith.

21	Subsidiaries of the Registrant. Filed herewith.

31.1	Certification by the Chief Executive Officer. Filed herewith

31.2	Certification by the Chief Financial Officer. Filed herewith.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.