Form 10-K/A
period 2010-06-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2010-10-28
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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
(Do not check if smaller reporting company)
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-K/A ANNUAL REPORT
For the Fiscal Year Ended June 30, 2010

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the directors and executive officers of the Company as of October 6, 2010.

Name	Age	Position(s)
Antonio Arenas	55	Executive Chairman and Director
Gregory N. Roberts	48	Chief Executive Officer, President and Director
Paul Soth	52	Chief Financial Officer and Executive Vice President
Carol Meltzer	51	Chief Administrative Officer, General Counsel and Corporate Secretary

Jeffrey D. Benjamin	49	Director
Jess M. Ravich	53	Director
George Lumby	65	Director
John U. Moorhead	58	Director
Christopher W. Nolan, Sr.	45	Director

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

Paul Soth has served as our Chief Financial Officer and Executive Vice President since April 2010. Prior to that, Mr. Soth served as Director of Income Tax Processes and Systems for Harrah's Entertainment, Inc. from August 2009 until April 2010, and as Corporate Controller and Tax Manager for Fontainebleau Resorts from August 2006 to May 2009. Mr. Soth also served as Tax Manager of Mandalay Resort Group from August 1999 to April 2005. Mr. Soth graduated from California State University, San Marcos, with a B.S. in Business Administration - Accounting, and holds a M.S. in Accountancy from the University of Phoenix.

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

George Lumby, a director since December 2006, served as a partner at PricewaterhouseCoopers, where he acted as an auditor and a mergers and acquisitions specialist, from 1985 until 2003. In 2003, Mr. Lumby established his own firm in Spain, which provides consulting services to companies involved in insolvency and reorganization situations. Mr. Lumby is currently a Fellow of the Institute of Chartered Accountants in England & Wales, a member of the Spanish Institute of Chartered Accountants (Instituto de Censores Jurados de Cuentas de España) and a member of the Spanish Official Register of Auditors (Registro Official de Auditores de Cuentas ROAC).

John (“Jay”) U. Moorhead, a director since June 2007, has been Managing Director of Ewing Bemiss & Co., an investment banking firm, since 2009. Prior to joining Ewing Bemiss, Mr. Moorhead was a managing director at Westwood Capital from 2005 until 2009 and MillRock Partners from 2003 until 2005, boutique investment banking firms serving private middle market and public growth companies. From 2001 to 2003, Mr. Moorhead was a corporate finance partner at C.E. Unterberg, Towbin.

Christopher W. Nolan, Sr., a director since June 2007, has been a Managing Director since 2006 in the Mergers & Acquisitions group of Rabo Securities USA, Inc., an affiliate of Rabobank International, a Dutch agribusiness bank with offices in New York, NY, and was an Executive Director with the Mergers & Acquisitions group of Rabobank International from 2002 through 2006. Prior to joining Rabobank, Mr. Nolan was a Vice President in the Mergers, Acquisitions and Corporate Advisory group of Deutsche Bank Securities, Inc., and prior to that, served in a similar capacity in the Mergers & Acquisitions group at Salomon Smith Barney (now Citigroup). Prior to his career in investment banking, Mr. Nolan spent 8 years at a then-publicly traded specialty chemicals company, serving as their Vice President of Corporate Development and Investor Relations. Mr. Nolan is a graduate of Harvard Business School. Mr. Nolan currently serves on the Board of Directors, and is a member of the Audit Committee, of United-Guardian, Inc.

Jess M. Ravich, a director since December 2009, is a Managing Director and Head of Capital Markets of Houlihan, Lokey, Howard & Zukin, Inc., an international investment bank. From 1991 through November 2009, Mr. Ravich founded and served as Chief Executive Officer of Libra Securities LLC, an investment banking firm serving the middle market. Prior to founding Libra, Mr. Ravich was an Executive Vice President of the fixed income department at Jefferies & Company, a Los Angeles based brokerage firm. Prior to Jefferies, Mr. Ravich was a Senior Vice President at Drexel Burnham Lambert, where he was also a member of the executive committee of the high-yield group. Mr. Ravich is a graduate of the Wharton School at the University of Pennsylvania, summa cum laude, and Harvard Law School, magna cum laude and editor of Law Review. Mr. Ravich serves on the Board of Directors of The Cherokee Group, Inc.

During our 2009 fiscal year (ended June 30, 2009) and for a portion of our 2010 fiscal year, Thor Gjerdrum served as our Chief Financial Officer and Executive Vice President. After resigning from this position in April 2010, Mr. Gjerdrum continued in his role as Chief Financial Officer of A-Mark Precious Metals, Inc., a role he has held since A-Mark's acquisition by the Company in 2005.

During the fiscal years ended June 30, 2010 and 2009, James M. Davin also served on our Board of Directors. Mr. Davin retired from our Board of Directors in December 2009.

There are no family relationships among any of the Company's directors or executive officers.

The Nominating and Corporate Governance Committee works with the Board to determine the appropriate characteristics, skills, and experiences for the Board as a whole and its individual members. The Board believes that its members must possess certain basic personal and professional qualities in order to properly discharge their fiduciary duties to stockholders, provide effective oversight of the management of the Company and monitor the Company's adherence to principles of sound corporate governance. In addition, in assessing the qualifications of each of the current Board members, the Board looks at such person's past commitment to the responsibilities as a director and his performance in discharging those responsibilities.

The specific credentials, experience and other qualifications of each of our directors to serve on our Board are as follows:

Mr. Arenas, who is our Executive Chairman, has a strong business leadership, financial management and strategic planning background, which has been a valuable asset to the Company as we have developed and implemented new global corporate and business strategies following the events of May 9, 2006. Mr. Arenas, who is also a lawyer, was recommended for nomination to the Board by our majority shareholder, Afinsa Bienes Tangibles, S.A.

Mr. Roberts is the Company's President and Chief Executive Officer and, through his day-to-day involvement in all aspects of the Company's operations, provides a vital link between junior and senior management personnel and the general oversight and policy-setting responsibilities of the Board. Mr. Roberts has substantial management and business experience in the area of collectibles and trading, having served as an officer of Spectrum Numismatics since the early 1990s and as President of A-Mark Precious Metals since 2005. Mr. Roberts has been a collector since the age of 12, and his expertise and knowledge of the industry is invaluable to the Board.

Mr. Benjamin's extensive financial background, demonstrated business acumen, service as a director for several well-known public companies, long-standing personal interest in coin collecting and role as trustee of the American Numismatic Society have greatly benefitted the Board as it addresses various corporate finance matters, governance concerns, business development and other policy-making issues. Mr. Benjamin, who holds an M.B.A, serves as Chairman of our Nominating and Corporate Governance Committee.

Mr. Lumby was formerly an audit partner at a PricewaterhouseCoopers and brings to his role substantial knowledge and experience in the area of finance and financial reporting, which is particularly helpful in connection with the Board's consideration of the financial aspects of our European operations as well as mergers and acquisition. Mr. Lumby was recommended to the Board by our majority shareholder.

As an investment banker, Mr. Moorhead brings valuable skills to bear on a variety of issues facing the Board, including corporate finance matters, competition in a global economy and other issues confronting public growth companies. Mr. Moorhead also has specialized knowledge and experience in the area of executive compensation, and serves as Chairman of our Compensation Committee.

The Board draws frequently from Mr. Nolan's broad business, banking and corporate advisory background. Mr. Nolan, who holds an M.B.A., also has substantial finance and accounting experience, including serving as an audit committee member of a Nasdaq-listed company, and serves as both the Chairman of the Audit Committee and as its “financial expert.” Mr. Nolan's experience in the area of investor relations has also been of value to the Board, as the Company looks to re-position itself in the financial markets and to become re-listed on an exchange.

With his extensive background in investment banking and his degrees in business and law, Mr. Ravich frequently takes a central role in the Board's consideration of various strategic and business initiatives, including potential business combinations, as part of the planned growth and development of the Company. Mr. Ravich's contributions to the Board are both direct, through his knowledge, skills and policy-making abilities, and indirect, through his reputation in the industry.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons owning more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of their ownership of, and transactions in, the Company's common stock or other Company equity securities. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and representations of directors and executive officers, during the fiscal year ended June 30, 2010, all of such persons were in compliance with the applicable Section 16(a) reporting requirements, except with respect to certain Form 4 filings that were inadvertently filed late.

Code of Ethics

The Audit Committee of the Company's Board of Directors has adopted a Code of Ethics for Senior Financial and Other Officers (the “Code of Ethics”), which applies to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and heads of major divisions, together with such other officers as the Audit Committee may from time to time designate. A copy of the Code of Ethics is filed herewith as Exhibit 14.1. To view the Code of Ethics and other Spectrum corporate governance documents (including the Code of Ethics for Directors, Charters for the Audit Committee, the Nominating and Governance Committee, and the Compensation Committee, the Corporate Governance Guidelines, and the Procedures for Identifying and Evaluating Candidates for Director), you may also go to our Internet website located at www.spectrumgi.com and click on “Governance Policies.” You may also obtain a printed copy of the Code of Ethics, free of charge, by contacting us at the following address:

Spectrum Group International, Inc.
18061 Fitch
Irvine, California 92614
Telephone: (949) 955-1250

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee comprises three members: Christopher W. Nolan, Sr. (Chairman), John U. Moorhead and Jess M. Ravich. The Company's Board of Directors has determined that each member of the Audit Committee is “independent” (as that term is currently defined in Rule 5605(c)(2) of the NASDAQ listing standards) and that Mr. Nolan qualifies as an “audit committee financial expert,” as defined in accordance with applicable SEC rules.

Information regarding the Nominating and Governance Committee and the Compensation Committee appears in Item 13 below.

Item 11. Executive Compensation.
The table below sets forth the compensation of four of the Company's named executive officers for both fiscal 2010 and fiscal 2009. “Named executive officers” includes SGI's President and Chief Executive Officer, Mr. Roberts, SGI's Executive Chairman, Mr. Arenas, SGI's Chief Financial Officer, Mr. Gjerdrum (who served as Chief Financial Officer through April 10, 2010) and SGI's General Counsel and Chief Administrative Officer, Ms. Meltzer.
Summary Compensation Table - Fiscal 2010 and 2009

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)

Gregory Roberts (3)	2010	$500,000	$175,000	—	$900,000	$19,426	$1,594,426
Chief Executive Officer	2009	$450,000	—	—	$2,495,000	$80,340	$3,025,340
President and Director

Thor Gjerdrum (4)	2010	$215,000	—	—	$1,140,000	$28,412	$1,383,412
Chief Financial Officer	2009	$215,000	—	—	$2,530,000	$28,653	$2,773,653
Executive Vice President

Carol Meltzer (5)	2010	$325,000	$100,000	$127,500	—	$28,048	$580,548
Chief Administrative Officer	2009	$300,000	—	—	$460,000	$18,867	$778,867
Executive Vice President

Antonio Arenas (6)	2010	—	$175,000	—	—	$225,000	$400,000
Chairman of the Board	2009	—	$460,000	—	—	$233,117	$693,117
Executive Chairman

(1)
The stock-based compensation amounts reported in the “Stock Awards” column for all years represent the aggregate grant-date fair value of the awards granted in that year and computed in accordance with FASB ASC Topic 718. Fair value of a stock award denominated in shares at the grant date is the number of such shares or units times the closing price of a share on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions).

(2)
Amounts in this column, for fiscal 2010, are as follows: Mr. Roberts received $9,000 as a car allowance, $4,450 as a 401(k) matching contribution, and $5,976 insurance premium paid by the Company. Mr. Gjerdrum received $1,170 as a 401(k) matching contribution and $27,242 insurance premium paid by the Company. Mrs. Meltzer received $10,000 in non-accountable expense reimbursement and $18,048 insurance premium paid by the Company. Mr. Arenas received $225,000 paid to a corporation he controls for serving as the Executive Chairman of the Company.

(3)
We granted to Mr. Roberts 151,315 Restricted Stock Units in October 2009, with a value of $470,590, in partial payment of his annual incentive award for performance in fiscal 2009. The value of this grant is reflected as fiscal 2009 compensation, specifically $400,000 included in the Non-Equity Incentive Plan Compensation column and $70,590 included in the All Other Compensation (the All Other Compensation portion represented the valuation discount in converting the cash-denominated annual incentive award into Restricted Stock Units).

(4)
We granted to Mr. Gjerdrum 59,816 Restricted Stock Units in October 2009, with a value of $186,028, in partial payment of his annual incentive award for performance in fiscal 2009. The value of this grant is reflected as fiscal 2009 compensation, specifically $158,125 included in the Non-Equity Incentive Plan Compensation column and $27,903 included in the All Other Compensation (the All Other Compensation portion represented the valuation discount in converting the cash-denominated annual incentive award into Restricted Stock Units).

(5)
We granted to Mrs. Meltzer 17,401 Restricted Stock Units in October 2009, with a value of $54,117, in partial payment of her annual incentive award for performance in fiscal 2009. The value of this grant is reflected as fiscal 2009 compensation, specifically $46,000 included in the Non-Equity Incentive Plan Compensation column and $8,117 included in the All Other Compensation (the All Other Compensation portion represented the valuation discount in converting the cash-denominated annual incentive award into Restricted Stock Units).

(6)
We granted to Mr. Arenas 17,401 Restricted Stock Units in October 2009, with a value of $54,117, in partial payment of the bonus awarded to him for performance in fiscal 2009. The value of this grant is reflected as fiscal 2009 compensation, specifically $46,000 included in the Bonus and $8,117 included in the All Other Compensation (the All Other Compensation portion represented the valuation discount in converting the cash-denominated annual incentive award into Restricted Stock Units).

Employment Agreements and Employment Terms

Compensation for four of the named executive officers for fiscal 2010 was governed by employment agreements. Each of the employment agreements provided for certain benefits, including medical insurance, vacation, reimbursement of business expenses and payment of previously earned compensation upon any termination of employment. Other principal terms of the employment agreements were as follows:

Greg Roberts: Mr. Roberts is employed as our Chief Executive Officer and President under his employment agreement. The agreement, originally entered into in December 2007 with a term until June 30, 2010, was amended in May 2010 to extend its term until June 30, 2013. The employment agreement provides that Mr. Roberts will be nominated to serve as a director during its term. The agreement previously had provided that Mr. Roberts was entitled to nominate one additional person as a director if certain conditions were met, but this provision has been eliminated.

The employment agreement as in effect for fiscal 2010 provided for a base salary of $500,000 per year. This has been increased to $525,000 commencing on July 1, 2010. The employment agreement also provides to Mr. Roberts an opportunity to earn a performance bonus. As in effect in fiscal 2010, the performance bonus was based on pre-specified percentages of profits of the precious metals trading and collectibles businesses, the percentage of which could vary upward if higher levels of return on equity were achieved, plus an amount based on performance of the corporate division, with discretionary adjustments based on achievement of pre-specified individual goals. The payout amount for fiscal 2010 was calculated as $800,000, reflected for 2010 in the Summary Compensation Table above in the column captioned “Non-Equity Incentive Plan Compensation,” based on fiscal 2010 performance. In addition, during fiscal 2010, Mr. Roberts received a payment of $100,000 as a one-time bonus under a provision of the original employment agreement providing for such bonus at the time Spectrum became current in its filings with the Securities and Exchange Commission. This bonus was paid in October 2009 following the filing of our Report on Form 10-K for the year ended June 30, 2009.

Under Mr. Roberts' amended employment agreement, for fiscal year 2011, 2012 and 2013 he is provided with an annual incentive opportunity based on pre-tax profits, as defined.

If pre-tax profits are at least $5 million, then the annual incentive will equal:
12% of pre-tax profits up to $8 million of pre-tax profits; plus
15% of pre-tax profits in excess of $8 million, up to $10 million of pre-tax profits; plus
18% of pre-tax profits in excess of $10 million of pre-tax profits.

The employment agreement provides for indemnification of Mr. Roberts for liabilities arising out of his employment, and provides a motor vehicle allowance of $750 per month. We also pay all premiums in connection with Mr. Roberts' medical insurance.

In consideration of Mr. Roberts' agreement to extend the employment agreement for three years, we paid a signing bonus of $175,000. This amount is reflected in the “Bonus” column of the Summary Compensation Table above. In addition, we granted 60,000 restricted stock units to Mr. Roberts on July 1, 2010 (a fiscal 2011 grant). These restricted stock units will vest June 30, 2013, subject to accelerated vesting in specified circumstances.

During fiscal 2010 and prior to the amendment to Mr. Roberts' employment agreement, if Mr. Roberts' employment had been terminated by us without cause or by him for “Good Reason,” we would have been obligated to continue to pay his base salary until June 30, 2010, and he would have been entitled to a pro rata payment of bonus for the year of termination based on the actual performance for the year. The agreement contained terms intended to allow an acquiring company to retain Mr. Roberts as a continuing employee with the value of the severance payment partially satisfying payment obligations under a new employment agreement. “Good Reason” would have arisen if we decreased or failed to pay salary or bonus required under the agreement, or if Mr. Roberts ceased to be President and CEO of Spectrum or his duties were materially diminished, or his place of employment were relocated by more than 30 miles, or if there occurs a change in control of Spectrum. In the event of termination of employment due to death or disability, Spectrum's obligation to pay salary would have ceased, but a pro rata bonus for the year of termination would have been payable based on the actual performance achieved in that year or, if so elected by the executive or his estate, a pro rata bonus based on 50% of the bonus paid for the previous year.

Under the amended employment agreement, during the fiscal 2011 - 2013 period, if Mr. Roberts' employment is terminated by us without cause or by him for “Good Reason,” or if his employment terminates due to death or disability, we will be obligated to continue to pay to him (i) a pro rata portion (based on the number of days during the year of termination that Mr. Roberts was employed) of his annual incentive for that year, based on actual performance achieved for the full year, and (ii) a lump sum severance payment equal to the greater of $1,200,000 or 75% of defined “annualized pay” For this purpose, “annualized pay” is calculated as one-third of the sum of the salary payments during the 36 months preceding termination plus annual incentives earned for the preceding three completed fiscal years. In the case of death or disability, the severance payment will be reduced by the amount of any proceeds paid to Mr. Roberts or his estate, as the case may be, from any disability or life insurance policy maintained by us for the benefit of Mr. Roberts.  “Good Reason” would arise if we decrease or fail to pay salary or bonus required under the agreement, or if Mr. Roberts ceased to be President and CEO of Spectrum or his duties were materially diminished, or his place of employment were relocated by more than 30 miles, provided that Mr. Roberts must give notice that Good Reason has arisen and we have an opportunity to cure the circumstances that gave rise to Good Reason.

 The employment agreement obligates Mr. Roberts not to solicit employees or customers of the Company in ways harmful to our business during the period in which severance is payable or for one year following a termination for cause.

Thor C. Gjerdrum: Mr. Gjerdrum served as our Chief Financial Officer and Executive Vice President through April 8, 2010. After stepping down from those positions, he continued to serve as Chief Financial Officer of A-Mark. His compensation for the full fiscal year was governed by his employment agreement as in effect for fiscal 2010. The agreement, originally entered into in July 2005, had a term extending until July 2010. Mr. Gjerdrum's continued service in fiscal 2011 as Chief Financial Officer of A-Mark is governed by a new employment agreement.

As in effect for fiscal 2010, Mr. Gjerdrum's employment agreement provided for a base salary of $165,000 per year, which we had previously raised to a rate of $215,000, and also provided him with an opportunity to earn a performance-based annual incentive. As in effect in fiscal year 2010, the performance bonus was based on a pre-specified percentage of the pre-tax profit of the precious metals trading business and an amount based on performance of the corporate division, with discretionary adjustments based on achievement of pre-specified individual goals.) The payout amount for fiscal year 2010 was calculated as $1,140,000, reflected for 2010 in the Summary Compensation Table above in the column captioned “Non-Equity Incentive Plan Compensation.”

Mr. Gjerdrum's employment agreement also provided that, for fiscal 2010, we were to pay all premiums in connection with medical insurance.

In the event of a termination of Mr. Gjerdrum's employment by us without cause (including a termination following a change in control) or by him for “Good Reason,” we would have been obligated to continue to pay his base salary until the termination date of the agreement June 30, 2010. “Good Reason” would have arisen if we had decreased or failed to pay salary or bonus or made a material adverse change in his job description or duties.

Carol Meltzer: Mrs. Meltzer is employed as our General Counsel, Chief Administrative Officer and Executive Vice President. The following describes the terms of her employment agreement, originally entered into in July 2006, as in effect for fiscal 2010. The term of the employment agreement ended June 30, 2010. Mrs. Meltzer's service in as General Counsel, Chief Administrative Officer and Executive Vice President is continuing, but beginning July 1, 2010 such service is no longer governed by an employment agreement.

The employment agreement provided for a base salary of $325,000 in fiscal year 2010, and an opportunity to earn a performance bonus in the discretion of the Compensation Committee. The Committee determined to award a bonus of $100,000, based on its subjective judgment that such an award recognized Mrs. Meltzer's positive contributions during the year.

We also provided to Mrs. Meltzer a non-accountable expense reimbursement of $10,000 per year, and have agreed to indemnify Mrs. Meltzer for liabilities arising out of her employment.

In connection with the extension of the employment agreement term for one year, on June 26, 2009 (in fiscal 2009), we granted 50,000 shares of restricted stock to Mrs. Meltzer. The restricted stock vested in full on June 30, 2010.

The employment agreement provided that, in the event of a termination of Mrs. Meltzer's employment by us without cause or by her for “Good Reason,” we also would have been obligated to pay a lump sum equal to 12 months' salary. “Good Reason” would arise if we decreased or failed to pay salary or bonus required under the agreement, or if Mrs. Meltzer ceased to be General Counsel or Chief Administrative Officer of Spectrum or her duties were materially diminished, or her place of employment were relocated by more than 100 miles, or if there occurred a change in control of Spectrum. In the event of termination of employment due to death or disability, we would be obligated to pay a lump sum equal to 12 months' salary and a prorata portion of such specified bonus amount. The agreement would have imposed obligations on Mrs. Meltzer relating to competition with us and solicitation of employees, customers and suppliers in ways harmful to our business during a one-year period following employment.

Antonio Arenas: We currently do not have an employment agreement with Mr. Arenas, and none was in effect for fiscal 2010. Mr. Arenas serves as our Executive Chairman and as co-administrator of the Company's Spanish subsidiary Central de Compras Coleccionables, S.L. (“CdC”). We paid compensation for Mr. Arenas' services in fiscal 2010 to a corporation he controls, in the form of cash fees totaling $225,000. The Compensation Committee and Board retain discretion to award an annual bonus to Mr. Arenas, in their discretion and in fiscal year 2010 Mr. Arenas was paid $175,000 in bonus. Mr. Arenas' service is not a full-time commitment, but he is required to account for his hours of service.

Retirement Plans: The only retirement plan in which the named executive officers participate is our 401(k) plan, open to all employees. Employees are permitted to elect to contribute up to $16,500 (or, in certain cases, $22,500) of their compensation. We provide a 30% matching contribution under the plan without any limit for each employee. Matching contributions to our named executive officers for fiscal 2010are reflected in the “All Other Compensation” column of the Summary Compensation Table above.

The following tables set forth information regarding stock awards, stock options and similar equity compensation outstanding at June 30, 2010, whether granted in fiscal 2010 or earlier.

Outstanding Equity Awards At Fiscal Year-End - Fiscal 2010

Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)

Gregory Roberts	22,500	—	14.22	3/31/2014	—	—
Chief Executive Officer	22,500	—	2.80	7/31/2013		—
President and Director	125,000	—	2.00	2/4/2013	—	—

Thor Gjerdrum	12,500	—	12.06	—	—	—
Chief Financial Officer
Executive Vice President

Carol Meltzer	22,500	—	14.22	3/31/2014	—	—
Chief Administrative Officer	22,500	—	2.80	7/31/2013	—	—
Executive Vice President	17,500	—	2.00	2/4/2013	—	—
General Counsel	2,500	—	1.75	1/24/2012	—	—
Corporate Secretary

	—	—	—	—	—	—

Directors' Compensation
Under our Outside Directors' Compensation Policy as in effect for fiscal 2010, each director who was not an executive officer or employee or other service provider to Spectrum (an “outside director”) was entitled to receive the following compensation for the fiscal year:

•	A cash retainer of $31,000;

•	An award of restricted stock units having a grant-date fair value of $38,000;

•	A cash retainer of $5,000 for serving on a committee of the Board;

•	An additional $5,000 for serving as the chairman of a committee.

•
No meeting fees for the first six Board meetings occurring during the year, but a meeting fee of $1,000 in cash for any additional Board meeting attended and for each committee meeting attended (reduced to $500 in the case of a telephonic meeting lasting one hour or less).

Total outside directors' meeting and committee fees for fiscal 2010 were $194,000. Directors are also entitled to the protection of certain indemnification provisions in SGI's certificate of incorporation and bylaws.

Beginning in fiscal 2010, the Board also implemented a policy of rotating committee chairman once every three years, and adopted director ownership guidelines requiring outside directors to hold stock worth three times the annual cash retainer amount by the later of three years after the policy implementation date (May 2009) or three years after his or her initial election to the Board, and five times the annual cash retainer within five years after the later of the policy implementation date or his or her initial election to the Board.

The following table sets forth information regarding compensation earned by outside directors of the Company during fiscal 2010, as well as by Mr. Lumby, who is a member of our Board of Directors but received compensation for services rendered to the Company as co-administrator of the Company's Spanish subsidiary CdC. The table shows the compensation to Mr. Lumby in all capacities.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jeffrey D. Benjamin	$53,500	$38,000	$—	$—	$—	$—	$91,500
James M. Davin	$61,000	$—	$—	$—	$—	$50,000	$111,000
John Moorhead	$74,500	$38,000	$—	$—	$—	$—	$112,500
Christopher W. Nolan, Sr.	$73,500	$38,000	$—	$—	$—	$—	$111,500
Jess M. Ravich	$24,500	$19,000	$—	$—	$—	$—	$43,500
George Lumby	$—	$—	$—	$—	$—	$313,293	$313,293

(1)
The stock-based compensation amounts reported in the “Stock Awards” column represent the aggregate grant-date fair value of the awards granted in that year and computed in accordance with FASB ASC Topic 718. Fair value of a stock award denominated in shares at the grant date is the number of such shares or units times the closing price of a share on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions). The amounts paid to Mr. Davin as reflected in the “all Other Compensation” column represent consulting fees payable pursuant to a consulting agreement we entered into with Mr. Davin following his retirement from the Board of Directors.

(2)
We have agreed to pay Mr. Lumby an annual fee equal to 150,000 Euros for his services on behalf of the Company's Spanish subsidiary, CdC, subject to adjustment depending on hours worked. Mr. Lumby's service is not a full-time commitment. For fiscal year 2010, the Compensation Committee and Board approved a discretionary bonus to Mr. Lumby in the amount of $75,000. This bonus was approved in recognition of Mr. Lumby's efforts in assisting with the Company's European audit.

We granted to Mr. Lumby 5,646 Restricted Stock Units in October 2009, with a value of $17,646, in partial payment of the bonus awarded to him for performance in fiscal 2009. The value of this grant was included as fiscal 2009 compensation in our fiscal 2009 Form 10-K/A and related proxy statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Principal Stockholders of the Company
The following table shows certain information for any person who reported being “beneficially owners” of more than 5% of SGI's common stock as of October 6, 2010. Persons and groups that beneficially own in excess of 5% of the Company's common stock are required to file certain reports with the Company and with the Securities and Exchange Commission regarding such beneficial ownership. For purposes of the table below and the table set forth under “Beneficial Stock Ownership of Management,” a person is deemed to be the beneficial owner of any shares of common stock (1) over which the person has or shares, directly or indirectly, voting or investment power, or (2) of which the person has a right to acquire beneficial ownership at any time within 60 days after October 6, 2010. “Voting Power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. We obtained the information provided in the following table from filings with the SEC and from representations made by the persons listed below.

Name and Address of	Amount and Nature	Percent of
Beneficial Owner	Of Beneficial Ownership	Common Stock
Afinsa Bienes Tangibles, S.A.(1)	18,642,067	57.7% (2)
Lagasca 88, 28001 Madrid, Spain

(1)    Afinsa Bienes Tangibles, S.A. (“Afinsa”) reported beneficially ownership of 18,642,067 shares of SGI's common stock, including 271,514 shares held directly and 18,370,553 shares (56.8% of the outstanding class) held through its wholly-owned subsidiary, Auctentia, S.L. (“Auctentia”) Auctentia's address is Lagasca 88, 28001 Madrid, Spain.

(2)    This percentage has been calculated based upon 32,332,557 shares of the Company's common stock outstanding as of October 6, 2010.

Beneficial Stock Ownership of Management
The following table shows the number of shares of common stock beneficially owned as of October 6, 2010, by each director then serving in office, nominee for director (none at that date), and executive officer named in the Summary Compensation Table, and by the current directors and executive officers of the Company as a group. Except as otherwise indicated in the footnotes below, each named person had sole voting and sole investment power with respect to the securities shown as beneficially owned by that person.

Name of	Amount and Nature of	Percent of
Beneficial Owner	Beneficial Ownership	Common Stock (1)
Antonio Arenas	47,603	*
Jeffrey Benjamin (2)	1,076,000	3.3%
Thor Gjerdrum (3)	72,316	*
George Lumby	20,775	*
Carol Meltzer (4)	161,107	*
John Moorhead (5)	21,563	*
Christopher Nolan(5)	21,563	*
Jess Ravich (5)	167,380	*
Greg Roberts (6)	1,011,521	3.1%
All Executive Officers and Directors, as a group (7)	2,599,828	8.0%
* Less than 1%

(1)	Based on 32,332,557 shares outstanding at October 6, 2010. The percentages have been calculated in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act.

(2)	Excludes 18,477 RSUs scheduled to vest June 30, 2011.

(3)
Includes 44,075 shares of common stock and 12,500 shares subject to stock appreciation rights exercisable within 60 days of October 26, 2010. The number of shares of common stock that can be acquired by exercise of the Stock Appreciation Rights will vary with the market price of common stock; at October 26, 2010, the stock appreciation right was “out of the money” and, therefore, no shares could be acquired by exercise of such right.

(4)	Includes 65,000 options to acquire common stock exercisable within 60 days of October 6, 2010.

(5)	Excludes 18,477 RSUs scheduled to vest on June 30, 2011.

(6)
Includes 416,521 shares of common stock owned jointly by Mr. Roberts and his wife; 425,000 shares owned by an entity owned 50% by Mr. Roberts, as to which Mr. Roberts disclaims beneficial ownership; and 170,000 shares that may be acquired by exercise of options that are exercisable within 60 days of October 6, 2010. Excludes 60,000 restricted stock units scheduled to vest June 30, 2013.

(7)
Includes 235,000 shares that may be acquired upon exercise of options that are exercisable within 60 days of October 6, 2010. Excludes restricted stock units scheduled to be vest and be settled more than 60 days after October 6, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The Company's Board of Directors has determined that the following members of the Board of Directors qualify as “independent” as that term is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards: Mr. Benjamin, Mr. Moorhead, Mr. Nolan and Mr. Ravich, and that Mr. Davin qualified as “independent” under this standard during his service as a director in fiscal 2010.

Information regarding the Audit Committee and the independence of its members is incorporated into this item by reference to such information set forth in Item 10 above. The Board also has a Compensation Committee and a Nominating and Corporate Governance Committee. Messrs. Benjamin, Moorhead, and Ravich serve on the Compensation Committee. Messrs. Benjamin, Lumby, and Nolan serve on the Nominating and Governance Committee.

Information regarding compensatory arrangements with Mr. Arenas and Mr. Lumby is set forth above in Item 11.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO Seidman, LLP (“BDO”) for the most recent two fiscal years.

Fees	2010	2009
Audit Fees (1)	$1,869,266	$1,001,712

(1)	Audit fees consisted of services rendered by the principal accountant for the audit of our annual consolidated financial statements.
In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by the Company's principal accountants must be approved in advance by the Audit Committee. As provided in the Sarbanes-Oxley Act, all audit and non-audit services must be pre-approved by the Audit Committee in accordance with these policies and procedures. Based in part on consideration of the non-audit services provided by BDO during fiscal year 2010 and 2009, the Audit Committee determined that such non-audit services were compatible with maintaining the independence of BDO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2010	SPECTRUM GROUP INTERNATIONAL, INC.

	By:	/s/ Gregory N. Roberts
	Name:	Gregory N. Roberts
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	October 27, 2010
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	October 27, 2010
Paul Soth	(Principal Financial Officer)

/s/ Antonio Arenas	Director	October 27, 2010
Antonio Arenas

/s/ Jeffrey D. Benjamin	Director	October 27, 2010
Jeffrey D. Benjamin

/s/ George Lumby	Director	October 27, 2010
George Lumby

/s/ John Moorhead	Director	October 27, 2010
John Moorhead

/s/ Christopher W. Nolan, Sr.	Director	October 27, 2010
Christopher W. Nolan, Sr.

/s/ Jess M. Ravich	Director	October 27, 2010
Jess M. Ravich