Form 10-Q
period 2010-09-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2010-11-10
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2010 :
32,373,120 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUPS INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2010

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30	June 30
	2010	2010 (1)
		Audited
ASSETS
Current assets:
Cash and cash equivalents	$27,598	$22,320
Short-term investments and marketable securities	—	6,433
Receivables and secured loans, net — trading operations	76,187	42,901
Accounts receivable and consignor advances, net — collectibles operations	10,204	6,127
Inventory, net	163,869	138,077
Prepaid expenses and other assets	2,895	1,333
Total current assets	280,753	217,191

Property and equipment, net	2,259	2,277
Goodwill	5,944	5,942
Other purchased intangibles, net	5,815	5,948
Other assets	256	259
Income tax receivables	4,718	4,974
Deferred tax assets	144	144

Total assets	$299,889	$236,735
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable, customer deposits and consignor payables	$52,573	$30,397
Liability on borrowed metals	48,848	40,841
Accrued expenses and other current liabilities	8,057	13,411
Accrued litigation settlement	—	2,697
Income taxes payable	446	825
Line of credit	90,500	47,200
Deferred tax liability	934	934
Dividend payable to Auctentia	—	2,500

Total current liabilities	201,358	138,805

Deferred and other long tem tax liabilities	8,108	7,794
Total liabilities	209,466	146,599

Commitments, contingencies and subsequent events

Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 32,333 and 31,893 at September 30, 2010 and June 30, 2010, respectively	323	319
Additional paid-in capital	241,622	241,615
Accumulated other comprehensive income	7,522	3,529
Accumulated deficit	(166,336)	(162,350)
Total Spectrum Group International, Inc. stockholders’ equity	83,131	83,113
Non-controlling interest	7,292	7,023
Total stockholders’ equity	90,423	90,136
Total liabilities and stockholders’ equity	$299,889	$236,735

(1)	The condensed consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated financial statements included in the Company's 2010 Annual Report on Form 10-K.

See accompanying notes to condensed consolidated financial statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
		(as restated)
Revenues:
Sales of precious metals	$1,450,854	$928,880
Collectibles revenues:
Sales of inventory	41,708	42,475
Auction services	3,724	5,083
Total revenue	1,496,286	976,438
Cost of sales:
Cost of precious metals sold	1,447,202	924,560
Cost of collectibles sold	39,446	39,595
Auction services expense	595	1,506
Total cost of sales	1,487,243	965,661
Gross profit	9,043	10,777
Operating expenses:
General and administrative	5,119	5,683
Salaries and wages	5,227	6,057
Depreciation and amortization	376	461
Total operating expenses	10,722	12,201
Operating loss	(1,679)	(1,424)
Interest and other income (expense):
Interest income	1,738	1,393
Interest expense	(809)	(369)
Other income (expense), net	(87)	538
Unrealized losses on foreign exchange	(2,754)	(1,017)
Total interest and other income (expense)	(1,912)	545
(Loss) before (benefit) provision for income taxes	(3,591)	(879)
Income taxes provision (benefit)	127	(1,560)
Net (loss) income	(3,718)	681
Less: Net income attributable to the non-controlling interests	(268)	(413)
Net (loss) income attributable to Spectrum Group International, Inc.	$(3,986)	$268

(Loss) Earnings per share attributable to Spectrum Group International, Inc.
Basic	$(0.12)	$0.01
Diluted	$(0.12)	$0.01
Weighted average shares outstanding
Basic	32,333	31,736
Diluted	32,333	32,141
See accompanying notes to condensed consolidated financial statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock in Shares	Common Stock in $	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Comprehensive Income(Loss)
Balance, June 30, 2010	31,893	$319	$241,615	$3,529	$(162,350)	$83,113	$7,023	$90,136
Net loss	—	—	—	—	(3,986)	(3,986)	269	(3,717)	$(3,986)
Change in cumulative foreign currency translation adjustment	—	—	—	3,993	—	3,993	—	3,993	3,993
Comprehensive income	—	—	—	—	—	—	—	—	$7
Taxes paid in exchange for cancellation of restricted shares	—	—	(106)	—	—	(106)	—	(106)
Share based compensation	—	—	117	—	—	117	—	117
Issuance of common stock for restricted stock grants	440	4	(4)	—	—	—	—	—
Balance, September 30, 2010	32,333	$323	$241,622	$7,522	$(166,336)	$83,131	$7,292	$90,423

See accompanying notes to condensed consolidated financial statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009
		(As Restated)
Cash flows from operating activities:
Net (loss)income	$(3,718)	$681
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Unrealized loss on foreign currency	2,769	1,017
Depreciation and amortization	376	461
Provision for bad debts	32	15
Provision for inventory reserve	103	—
Stock based compensation	117	317
Gain on sale of marketable securities	—	(106)
Changes in assets and liabilities:
Accounts receivable and consignor advances	(3,848)	(2,894)
Receivables and secured loans	(33,296)	(1,853)
Inventory	(25,795)	(650)
Prepaid expenses and other assets	(1,490)	(456)
Liabilities on borrowed metals	8,007	8,934
Accounts payable, accrued expenses and other liabilities	16,415	6,401
Income taxes	(86)	(1,744)
Deferred taxes	35	(154)
Accrued litigation settlement	(2,697)	—
Net cash (used in) provided by operating activities	(43,076)	9,969
Cash flows from investing activities:
Capital expenditures for property and equipment	(164)	(83)
Sales of marketable securities	6,798	6,759
Net cash provided by investing activities	6,634	6,676
Cash flows from financing activities:
Borrowings under lines of credit, net	43,300	(10,000)
Dividends paid to noncontrolling interest	(2,500)	(1,000)
Net cash provided by(used in) financing activities	40,800	(11,000)
Effects of exchange rates on cash	920	476
Net increase in cash and cash equivalents	5,278	6,121
Cash and cash equivalents, beginning of year	22,320	17,545
Cash and cash equivalents, end of year	$27,598	$23,666
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$626	$333
Income taxes	$248	$699
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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2010 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2010 Annual Report.
The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant inter-company accounts and transactions including inter-company profits and losses, and inter-company balances have been eliminated in consolidation.
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of lower of cost or market estimates for inventory and allowances for doubtful accounts, impairment assessments of long-lived assets and intangibles, valuation reserve determinations on deferred tax assets, calculations of loss accruals and other complex contingent liabilities, and revenue recognition judgments. Significant estimates also include the Company's fair value determinations with respect to its financial instruments and precious metals materials. Actual results could materially differ from those estimates.
Correction of an Error

Correction of Errors in the Consolidated Statements of Operations

During the quarter ended December 31, 2009, the Company began efforts to develop an improved company-wide financial consolidation. The new process streamlines the preparation of the Company's consolidated financial statements and provides greater visibility into its divisional and consolidated results of operations and financial position. The application of the new reporting process identified certain errors in classification in the Company's Consolidated Statement of Operations. The nature and extent of such errors as they related to the three month period ended September 30, 2009 were previously reported in the notes to the Company's Quarterly Report on Form 10-Q for the period ended December 31, 2009 and have been provided again in the table presented below.
During the quarter ended September 30, 2010, management of the Company identified certain errors in classification of expenses reflected in the Company's Consolidated Statements of Operations. Specifically, certain direct costs related to providing auction services and sales of collectible goods were improperly reflected as selling, general and administrative expenses and have been reclassified to auction service expense and cost of collectibles sold, components of cost of sales. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the detail of such related accounts.

Below are tables summarizing the nature and extent of such reclassifications to the Company's Consolidated Statements of Operations for the three month period ended September 30, 2009 and the years ended June 30, 2010 and 2009:

	Three Months ended September 30, 2009
in thousands	As Originally Reported	Adjustments (1)	Adjustments (2)		As Corrected
Revenue:
Sales of precious metals	$930,472	$(1,592)	$—		928,880
Sales of inventory	44,173	(1,698)	—		42,475
Auction services	4,072	1,011	—		5,083
Total revenue	978,717	(2,279)	—		976,438
Cost of sales:
Cost of precious metals sold	926,026	(1,466)	—		924,560
Cost of collectibles sold	40,270	(904)	229	A	39,595
Auction services expense	—	—	1,506	A	1,506
Total cost of sales	966,296	(2,370)	1,735		965,661
Gross profit	12,421	91	(1,735)		10,777
Operating expenses:
General and administrative:	7,028	331	(1,676)	A	5,683
Salaries and wages	6,116	—	(59)	A	6,057
Depreciation and amortization	461	—	—		461
Total operating expenses	13,605	331	(1,735)		12,201
Operating loss	(1,184)	(240)	—		(1,424)
Interest and other income (loss):
Interest income	1,393	—	—		1,393
Interest expense	(369)	—	—		(369)
Other income, net	298	240	—		538
Unrealized (loss) on foreign exchange	(1,017)	—	—		(1,017)
Interest and other income	305	240	—		545
(Loss) before income taxes and non-controlling interest	$(879)	$—	$—		$(879)

(1)	Errors previously disclosed in Note 1 to the Company's second quarter (December 31, 2009) filing on Form 10Q.

(2)	For this filing, the Company made additional reclassification as noted above and explained below:

(A)
Represents certain direct costs related to providing auction services and sales of collectibles reclassified from selling, general and administrative and salaries and wages to auction service expense and cost of collectibles sold.

	Year ended June 30, 2010				Year ended June 30, 2009
in thousands	As Originally Reported	Adjustments (1)		As Corrected	As Previously Restated	Adjustments (1)		As Corrected
Revenue:
Sales of precious metals	$5,834,712	$—		$5,834,712	$4,121,159	$—		$4,121,159
Sales of inventory	154,943	—		154,943	144,320	—		144,320
Auction services	22,783	—		22,783	20,550	—		20,550
Total revenue	6,012,438	—		6,012,438	4,286,029	—		4,286,029
Cost of sales:
Cost of precious metals sold	5,814,456	—		5,814,456	4,077,997	—		4,077,997
Cost of collectibles sold	144,143	386	A	144,529	137,232	1,734	A	138,966
Auction services expense	—	4,951	A	4,951	—	4,110	A	4,110
Total cost of sales	5,958,599	5,337		5,963,936	4,215,229	5,844		4,221,073
Gross profit	53,839	(5,337)		48,502	70,800	(5,844)		64,956
Operating expenses:
General and administrative	28,982	(5,026)	A	23,956	29,963	(5,718)	A	24,245
Salaries and wages	26,467	(311)	A	26,156	29,814	(126)	A	29,688
Depreciation and amortization	1,699	—		1,699	1,807	—		1,807
Goodwil and intangible impairment	2,271	—		2,271	860	—		860
Litigation settlement	2,697	—		2,697	—	—		—
Total operating expenses	62,116	(5,337)		56,779	62,444	(5,844)		56,600
Operating loss	(8,277)	—		(8,277)	8,356	—		8,356
Interest and other income (loss):
Interest income	6,390	—		6,390	5,614	—		5,614
Interest expense	(2,267)	—		(2,267)	(2,373)	—		(2,373)
Other income, net	648	—		648	(393)	—		(393)
Unrealized (loss) on foreign exchange	3,304	—		3,304	3,068	—		3,068
Interest and other income (expense)	8,075	—		8,075	5,916	—		5,916
Income (loss) before income taxes and noncontrolling interest	$(202)	$—		$(202)	$14,272	$—		$14,272

(1)	For this filing, the Company made reclassifications as noted above and explained below.

(A)
Represents certain direct costs related to providing auction services and sales of collectible goods reclassified from selling, general and administrative and salaries and wages to auction service expense and cost of collectibles sold.

The impact of the identified adjustments was limited to classifications among individual line-items in the Consolidated Statements of Operations. The adjustments had no impact on previously-report net income or earnings per share data. Based upon the immateriality of the identified adjustments, the Company will not amend its previously-filed Report on Form 10-K.

Correction of Errors in the Consolidated Statement of Cash Flows
During the fourth quarter ended June 30, 2010, the Company discovered that the 2009 Consolidated Statement of Cash Flows was incorrectly presented due to certain errors in classification. The nature and extent of the errors were described in the notes to the Company's Annual Report on Form 10-K for the year ended June 30, 2010. The table provided below reflects the effects of these adjustments on the Company's Consolidated Statement of Cash Flows for the three month period ended September 30, 2009:

in thousands	As Originally Reported - Three Months Ended September 30, 2009	Adjustment		As Correct - Three Months Ended September 30, 2009

Net cash provided by operating activities	$18	$9,951	A	$9,969
Net cash provided by investing activities	6,676	—		6,676
Net cash (used in) financing activities	(2,066)	(8,934)	A	(11,000)
Effects of exchange rates on cash	1,493	(1,017)	A	476
Net cash increase in cash and cash equivalents	6,121	—		6,121
Cash and cash equivalents, beginning of year	17,545	—		17,545
Cash and cash equivalents, end of year	$23,666	$—		$23,666

(A)	Represents a correction of an error in classification of certain cash flow items.
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 58% of the Company's outstanding common stock at September 30, 2010. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

Collectibles Segment

The Company's collectibles business operates as an integrated network of global companies concentrating on numismatic (coins) and philatelic (stamps) materials, rare and fine vintage wines, and antique arms, armor, and historical memorabilia (militaria). Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions.
European Operations

The European Operations (the “European Operations”) of the Company comprise nine European companies, each of which is wholly-owned by the Company. The European Operations are primarily engaged in the sale of philatelic materials by auction.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the three months ended September 30, 2010. See Footnote 2 of the Company's consolidated financial statements included in the Company's 2010 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.
Comprehensive Income (Loss)
The components of our comprehensive income (loss) for the three months ended September 30, 2010 and 2009 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustments, and changes in net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.
Following is our comprehensive income (loss) with the respective tax impacts for the three month periods ending September 30, 2010 and 2009:

in thousands	September 30, 2010	September 30, 2009

Net income (loss)	$(3,717)	$681
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on marketable securities, net of tax	—	(183)
Foreign currency translation adjustment	3,993	1,493
Other comprehensive income	3,993	1,310
Less: Total comprehensive income attributable to noncontrolling interest	(269)	(413)
Total comprehensive income attributable to Spectrum Group International, Inc.	$7	$1,578

Foreign Currency Translation Gains (Losses)
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
For the three months ended September 30, 2010 and 2009, the Company recognized unrealized gains of $2.8 million and $1.0 million loss respectively, on foreign exchange in the consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $28.6 million and $22.9 million at September 30, 2010, and June 30, 2010, respectively, owed by SGI and to certain of its subsidiaries included in its European Operations.
Income Taxes
As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic of the FASB Accounting Standards Codification. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The unrecognized tax benefits of $6.2M are presented in the Condensed Consolidated Balance Sheet within deferred and other long-term tax liabilities.
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
Changes in recognized tax benefits and changes in valuation allowances could be material to the Company's results of operations for any period, but is not expected to be material to the Company's consolidated financial position.
The potential interest and/or penalties associated with an uncertain tax position are recorded in Income Tax on the Condensed Consolidated Statements of Operations.

Earnings Per Share
Basic earnings per share does not include the effects of potentially dilutive stock options and other long-term incentive stock awards, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options’ exercise price is lower than the Company's average share price for the period.
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the three months ended September 30, 2010, the Company excluded options to purchase 557,625 shares of common stock and 37,500 stock appreciation rights (“SARS”) where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the three months ended September 30, 2009, the Company excluded options to purchase 359,075 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at September 30, 2010 and 2009.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended	Three Months Ended
in thousands	September 30, 2010	September 30, 2009

Basic weighted average shares outstanding (1) (2)	32,333	31,736
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	—	405
Diluted weighted average shares outstanding	32,333	32,141

(1)
Basic weighted average shares outstanding for September 30, 2009 include the full effect of 3,277,777 shares issued pursuant to the litigation settlement (see Note 15 of the Company's annual report filed on Form 10-K).

(2)	Basic weighted average shares, as of years ending September 30, 2010 and 2009 include the effect of vested but unissued restricted stock grants.
Recent Accounting Pronouncements

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

2.     CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the three months ended September 30, 2010 and 2009 are listed below:

	September 30, 2010		September 30, 2009

in thousands	in $’s	as a %	in $’s	as a %
Total Trading segment revenue	$1,450,854	100.0%	$928,880	100.0%
Trading segment customer concentrations
Customer A	$477,876	32.9%	$223,993	24.1%
Customer B	223,983	15.4	130,582	14.1
Total	$701,859	48.3%	$354,575	38.2%

Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $25.5 million and $22.7 million secured loans, as of September 30, 2010 and June 30, 2010, respectively, are listed below:

	September 30, 2010		June 30, 2010

in thousands	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$32,761	100.0%	$18,615	100.0%
Trading segment customer concentrations
Customer A	$6,227	19.0%	$2,657	14.3%
Customer B	2,092	6.4	3,101	16.7
Total	$8,319	25.4%	$5,758	31.0%

Customers providing 10 percent or more of the Company's Trading segment's secured loans as of September 30, 2010 and June 30, 2010, respectively, are listed below:

	September 30, 2010		June 30, 2010

in thousands	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$25,527	100.0%	$22,690	100.0%
Trading segment customer concentrations
Customer A	$6,693	26.2%	$7,396	32.6%
Customer B	3,067	12.0	2,606	11.5
Customer C	2,745	10.8	2,770	12.2
Customer D	2,424	9.5	2,511	11.1
Total	$14,929	58.5%	$15,283	67.4%

The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the three months ended September 30, 2010 and 2009 and as of September 30, 2010 and June 30, 2010, the Collectibles segment had no reportable concentrations.

3.    RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of September 30, 2010 and June 30, 2010:

in thousands	September 30, 2010	June 30, 2010

Customer trade receivables	$6,115	$6,077
Wholesale trade advances	10,162	5,407
Secured loans	25,527	22,690
Due from brokers and other	16,484	7,131
Subtotal	58,288	41,305
Less: allowance for doubtful accounts	(112)	(102)
Subtotal	58,176	41,203
Derivative assets — open purchase and sales commitments	18,011	1,698
Receivables, net	$76,187	$42,901

Customer trade receivables represent short-term, non-interest bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material, which is held in safekeeping by CFC. As of September 30, 2010 and June 30, 2010, the loans carried an average effective interest rate of 9.1% and 9.6%, respectively, per annum and mature in periods generally ranging from three months to one year.
Wholesale trade advances represent advances of refined materials to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. These advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints.
Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
The Company's derivative liabilities (see Note 9) represent the net fair value of the difference between market value and trade value at trade date for open metals purchases and sales contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. The Company's derivative assets represent the net fair value of open metals forwards and futures contracts. The metals forwards and futures contracts are settled at the contract settlement date.
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of September 30, 2010 and June 30, 2010:

in thousands	September 30, 2010	June 30, 2010

Auction and trade	$10,652	$6,510
Less: allowance for doubtful accounts	(448)	(383)
Accounts receivable from collectibles operations, net	$10,204	$6,127

The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2010 and June 30, 2010 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the allowance for doubtful accounts as of September 30, 2010 and June 30, 2010 are as follows:

in thousands	September 30, 2010	June 30, 2010

Beginning balance	$(485)	$(868)
Provision for loss	(32)	22
Charge off to reserve	1	309
Foreign currency exchange rate charges	(44)	52
Ending balance	$(560)	$(485)

4.     INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of September 30, 2010 and June 30, 2010 totaled $1.1 million and $1.0 million, respectively. For the three months ended September 30, 2010 and 2009, the unrealized gain resulting from the difference between market value and cost of physical inventories totaled $10.9 million and $14.3 million, respectively, and is included as a reduction of the cost of products sold in the accompanying consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the consolidated statements of operations.
The Trading Segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $48.8 million as of September 30, 2010 and $40.8 million as of June 30, 2010. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets (See Note 8).The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 9).
The Trading Segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2010 and June 30, 2010 totaled $29.0 million and $19.0 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of September 30, 2010 and June 30, 2010 consisted of the following:

in thousands	September 30, 2010	June 30, 2010

Trading segment inventory	$131,370	$114,102
Less: provision for loss	—	(350)
Trading, net	$131,370	$113,752
Collectibles segment inventory	$33,483	$25,290
Less: provision for loss	(984)	(965)
Collectibles, net	$32,499	$24,325
Total inventory, gross	$164,853	$139,392
Less: provision for loss	(984)	(1,315)
Net inventory	$163,869	$138,077

Activity in the allowance for inventory loss reserves as of September 30, 2010 is as follows:

in thousands
Balance, June 30, 2010	$(1,315)
Provision for loss	(103)
Charge off to reserve	434
Balance, September 30, 2010	$(984)

5. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
The changes in the carrying values of goodwill by business segments as of ended September 30, 2010 and June 30, 2010, are described below:

in thousands	June 30, 2010 (in thousands)	Additions and Adjustments	Impairments	September 30, 2010 (in thousands)
Trading	$4,884	$—	$—	$4,884
Collectibles	1,058	2	—	1,060
	$5,942	$2	$—	$5,944

in thousands	June 30, 2009 (in thousands)	Additions and Adjustments	Impairments	June 30, 2010 (in thousands)
Trading	$4,884	$—	$—	$4,884
Collectibles	1,076	415	(433)	1,058
	$5,960	$415	$(433)	$5,942
Cumulative goodwill impairment totaled $4.3 million as of September 30, 2010 and June 30, 2010.
The carrying value of other purchased intangibles as of September 30, 2010 and June 30, 2010 is as described below:

		September 30, 2010				June 30, 2010

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Trademarks	Indefinite	$2,685	$—	$(1,142)	$1,543	$2,685	$—	$(1,142)	$1,543
Customer lists	5 - 15	9,328	(4,307)	(776)	4,245	9,326	(4,175)	(776)	4,375
Non-compete and other	4	2,309	(2,282)	—	27	2,309	(2,279)	—	30
		$14,322	$(6,589)	$(1,918)	$5,815	$14,320	$(6,454)	$(1,918)	$5,948

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets was $0.1 million and $0.2 million for the three months ended September 30, 2010 and 2009, respectively.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Period ending September 30, 2010:
2011 (remaining 9 months)	$307
2012	442
2013	437
2014	432
2015	432
Thereafter	2,222
Total	$4,272

6.     ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Account payable consists of the following:

in thousands	September 30, 2010	June 30, 2010

Trade payable to customers and other accounts payable	$6,424	$6,859
Advances from customers	15,709	12,153
Net liability on margin accounts	14,125	10,530
Due to brokers	626	—
Other accounts payable	278	303
Derivative liabilities — futures contracts	7,606	507
Derivative liabilities — forward contracts	7,805	45
	$52,573	$30,397

7.     INCOME TAXES

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in the which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

The income tax provision for the three months ended September 30, 2010 consists of expense of $27,000 on earnings in tax jurisdictions outside the U.S. and a $100,000 expense related to U.S. federal and state jurisdictions. Our effective tax rate of (3.54%) for the three months ended September 30, 2010 was impacted by our projection of a net taxable loss for the year ending June 30, 2011 which has not been benefited.

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $12.7 million as of September 30, 2010 and June 30, 2010.

The Company is currently under examination by the IRS for the years ended June 30, 2004, 2005, 2006 and 2007. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are also currently under examination. For our remaining foreign operations, either examinations have been completed by tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2002.

As of September 30, 2010, we had $26.7 million of unrecognized tax benefits and $0.9 million relating to interest and penalties. Of the total unrecognized tax benefits, $6.2 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. We accrued additional interest and penalties of $72,000 during the three months ended September 30, 2010. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next twelve months; however we are unable to predict the outcome at this time.

8.     FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $125.0 million including a facility for letters of credit up to a maximum of $125.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.26% and 0.35% as of September 30, 2010 and June 30, 2010, respectively. Borrowings are due on demand and totaled $83.0 million and $45.2 million for lines of credit and $7.0 million and $4.8 million for letters of credit at September 30, 2010 and at June 30, 2010, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based $35.0 million at September 30, 2010. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of September 30, 2010 were $27.3 million and $68.3 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $48.8 million and $40.8 million as of September 30, 2010 and June 30, 2010, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $7.0 million and $4.8 million as of September 30, 2010 and June 30, 2010, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.6 million and $0.4 million as of the three months ended September 30, 2010 and September 30, 2009, respectively.

In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), Bowers and Merena Auctions, LLC ("Bowers"), and Teletrade, Inc. ("Teletrade"), entered into a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, Bowers and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (3.25% as of September 30, 2010, which is subject to change), plus 1.5% annum. Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender. As of September 30, 2010, the total amount borrowed with this lender was $12.5 million, $5.0 million by A-Mark and $7.5 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of September 30, 2010 were $5.0 million. As of June 30, 2010 the total amount borrowed was $7.7 million, $2.0 million by SNI and $5.7 million by A-Mark. The interest expense related to the Collectibles Credit Facility totaled $0.1 million as of the three months ended September 30, 2010.

9.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 4), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
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
Open purchase and sale commitments are subject to changes in value between the date the purchase or sale price is fixed (the "trade date") and the date the metal is received or delivered (the "settlement date"). The Company seeks to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.
The Company's policy is to substantially hedge its inventory position, net of open purchase and sales commitments that is subject to price risk. The Company regularly enters into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. The Company has access to all of the precious metals markets, allowing it to place hedges. However, the Company also maintains relationships with major market makers in every major precious metals dealing center.
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity- contracts. Net losses on derivative instruments in the consolidated statements of operations of $4.7 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively, includes both realized and unrealized amounts.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at September 30, 2010 and at June 30, 2010:

	September 30, 2010	June 30, 2010
in thousands
Trading Inventory, net	$131,370	$113,753
Less unhedgable inventory:
Inventory reserve	—	350
Premium on metals position	(1,098)	(1,034)
Subtotal	130,272	113,069
Commitments at market:
Open inventory purchase commitments	268,688	153,215
Open inventory sale commitments	(133,347)	(56,903)
Margin sale commitments	(18,502)	(19,356)
Premiums on open commitment positions	(246)	(26)
Inventory borrowed from suppliers	(48,848)	(40,841)
Advances on industrial metals	2,340	1,508
Inventory subject to price risk	200,357	150,666
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	71,030	49,985
Precious metals futures contracts at market values	133,342	105,769
Total market value of derivative financial instruments	204,372	155,754
Net inventory subject to price risk	$(4,015)	$(5,088)

	September 30, 2010	June 30, 2010
in thousands
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(4,015)	$(5,088)
Open inventory sale commitments with affiliates	(316)	—
Open inventory purchase commitments with affiliates	4,296	4,981
Net inventory subject to price risk, A-Mark stand-alone basis	$(35)	$(107)
At September 30, 2010 and June 30, 2010, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $268.7 million and $153.2 million and $(133.3) million and $(56.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $71.0 million and $50.0 million and $133.3 million and $105.8 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.

The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2010 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2010, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

10.     NON-CONTROLLING INTERESTS

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

The Company has determined that WGBV was a variable interest entity (“VIE”) and that A-Mark is the primary beneficiary. In accordance with ASC 810 Consolidation, A-Mark has consolidated the financial position of WGBV as of September 30, 2010, and June 30, 2010, and the results of its operations for the three months ended September 30, 2010 and 2009 in these consolidated financial statements.
Non-controlling interest represents Auctentia’s 20% share in the net assets and income of A-Mark and the outside partner's 50% interest in the net assets and income of the WGBV joint venture.
The Company's consolidated balance sheet includes the following non-controlling interests as of September 30, 2010 and June 30, 2010:

in thousands	September 30, 2010	June 30, 2010

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$7,287	$7,018
Winter Games Bullion Ventures, LLC. 50% outside interest	5	5
Total	$7,292	$7,023

The Company's consolidated statement of operations for the three months ended September 30, 2010 and 2009 included the following non-controlling interest components:

in thousands	September 30, 2010	September 30, 2009

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$268	$299
Winter Games Bullion Ventures, LLC. 50% interest	—	114
Total	$268	$413

The following table summarizes the balance sheet of WGBV:

in thousands	September 30, 2010	June 30, 2010

Cash	$10	$10
Total Assets	$10	$10
Members’ equity	$10	$10
Total liabilities and members’ equity	$10	$10

The following table summarizes the statements of income of WGBV:

	Three Months Ended	Three Months Ended
in thousands	September 30, 2010	September 30, 2009

Sales	$—	$10,606
Cost of products sold	—	10,237
Gross profit	—	369
Operating and other expenses	—	142
Net income	$—	$227

11. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 to the Notes to Consolidated Financial Statements in the 2010 Annual Report for information relating to minimum rental commitments under operating leases, consulting and employment contracts, and other commitments.

12. LITIGATION
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2010 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2010 Annual Report.

13.     STOCKHOLDERS’ EQUITY
Stock Option Plan
In 1997, the Company’s board of directors adopted and the Company's shareholders approved the 1997 Stock Incentive Plan, as amended (the “1997 plan”). Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI's stock. Awards under the 1997 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan currently is administered by the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants of awards.
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At September 30, 2010, there were 450,197 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the three months ended September 30, 2010 and 2009, the Company recorded $0 and $0, respectively, of expense in the consolidated statement of operations related to the vesting of previously issued employee stock options. The Company made no grants during the three months ended September 30, 2010 and 2009.

The following table summarizes the stock option activity for the three months ended September 30, 2010

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2010	604,325	6.09	$104	4.63
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	46,700	8.46	43	8.45
Forfeited	—	—	—	—
Outstanding at September 30, 2010	557,625	5.90	$61	4.32
Shares exercisable at September 30, 2010	557,625	5.90	$61	4.32

Following is a summary of the status of stock options outstanding at September 30, 2010:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	379,625	2.5	$2.30	379,625	$2.30
5.01	10.00	13,000	3.1	8.97	13,000	8.97
10.01	15.00	165,000	3.5	13.90	165,000	13.09
		557,625	2.8	5.89	557,625	5.89

The Company has issued restricted stock to certain members of management and key employees. During the three months ended September 30, 2010 and 2009, the Company granted 344,056 and 20,000 restricted shares at a weighted average issuance price of $1.89 and $2.25, respectively. Such shares generally vest after 1 year from the date of grant. Total compensation expense recorded for restricted shares for the three months ended September 30, 2010 and 2009 was $117,000 and $317,000, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $827,000.
The following table summarizes the restricted stock grant activity for the three months ended September 30, 2010:

	Shares	Weighted Average share price at grant date
Outstanding at June 30, 2010	877,061	$2.51
Shares granted	344,056	1.89
Shares issued	(440,141)	2.79
Shares forfeited	—	—
Shares withheld for employee taxes	(82,254)	3.04
Outstanding at September 30, 2010	698,722	1.98
Vested but unissued at September 30, 2010	76,603

Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of September 30, 2010 and as of June 30, 2010, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06 and $12.06 per share, respectively. At September 30, 2010 and at June 30, 2010, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three months ended September 30, 2010 and 2008, the Company recognized approximately $0 and $0, respectively, of pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
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

14.     SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles. See Note 17 on the Company's 2010 Annual Report on Form 10-K for additional information about reportable segments.

	Three Months Ended	Three Months Ended
in thousands	September 30, 2010	September 30, 2009

Revenue:
Trading	$1,450,854	$928,880
Collectibles:
Coins	43,811	42,257
Stamps	648	4,964
Wine	566	—
Militaria, and other	407	337
Total Collectibles	45,432	47,558
Total revenue	$1,496,286	$976,438

	Three Months Ended	Three Months Ended
in thousands	September 30, 2010	September 30, 2009

Revenue by Geographic Region:
United States	$1,466,513	$974,279
Asia Pacific	32	350
Europe	29,741	1,809
Total revenue	$1,496,286	$976,438

	Three Months Ended	Three Months Ended
in thousands	September 30, 2010	September 30, 2009
		(as restated)

Operating income (loss):
Trading	$1,125	$1,782
Collectibles	(794)	(715)
Corporate expenses	(2,010)	(2,491)
Operating (loss)	$(1,679)	$(1,424)

	Three Months Ended	Three Months Ended
in thousands	September 30, 2010	September 30, 2009

Depreciation and amortization
Trading	161	178
Collectibles	209	279
Corporate	6	4
Deprecation and amortization	376	461

in thousands	September 30, 2010	June 30, 2010
Inventories by segment/geographic region:
Trading:
United States	$131,370	$113,752
Collectibles:
United States	31,455	23,489
Europe	1,020	819
Asia	24	17
Total Collectibles	32,499	24,325
Total inventories	$163,869	$138,077

in thousands	September 30, 2010	June 30, 2010
Total assets by segment/geographic region:
Trading:
United States	$220,478	$171,507
Europe	193	257
Total Trading	220,671	171,764
Collectibles:
United States	45,678	40,541
Europe	14,443	15,673
Asia	777	906
Total Collectibles	60,898	57,120
Corporate and other	18,320	7,851
Total assets of continuing operations	$299,889	$236,735

in thousands	September 30, 2010	June 30, 2010
Total long term assets by segment/geographic region:
Trading:
United States	$9,894	$10,017
Europe	36	38
Total Trading	9,930	10,055
Collectibles:
United States	2,176	2,334
Europe	1,659	1,170
Asia	141	142
Total Collectibles	3,976	3,646
Corporate and other	5,230	5,843
Total long term assets of continuing operations	$19,136	$19,544

15. OTHER COMPREHENSIVE INCOME

The components of accumulated comprehensive income consists of foreign currency translation gain(loss) and unrealized gain(loss) on marketable securities, net of tax. The foreign currency translation gain relates to the Company's investment in its European and Asian subsidiaries and fluctuations in exchange rates between its local currency and the U.S. dollar. The unrealized loss relates to derivative instruments used to hedge metal positions in the market.

As of September 30, 2010 and June 30, 2010, the components of accumulated other comprehensive income is as follows:

in thousands	September 30, 2010	June 30, 2010

Unrealized (loss)income on marketable securities, net of tax	$91	$91
Foreign currency translation gain	7,431	3,438
Accumulated other comprehensive income	$7,522	$3,529

16.     FAIR VALUE MEASUREMENTS
Valuation Hierarchy
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

Eliminated large position discounts for financial instruments quoted in active markets and requires consideration of the Company's creditworthiness when valuing liabilities; and

Expanded disclosures about instruments measured at fair value.

Valuation Hierarchy

ASC 820 established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2010 and June 30, 2010, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2010

	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$131,370	$—	$—	$131,370
Derivative assets — open sales and purchase commitments	—	18,011	—	18,011
Total assets valued at fair value:	$131,370	$18,011	$—	$149,381
Liabilities:
Liability on borrowed metals	$(48,848)	$—	$—	$(48,848)
Liability on margin accounts	(14,125)	—	—	(14,125)
Derivative liabilities — futures contracts	—	(7,606)	—	(7,606)
Derivative liabilities — forward contracts	—	(7,805)	—	(7,805)
Total liabilities valued at fair value:	$(62,973)	$(15,411)	$—	$(78,384)

	June 30, 2010

	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$114,102	$—	$—	$114,102
Derivative assets — open sales and purchase commitments	—	1,698	—	1,698
Total assets valued at fair value:	$114,102	$1,698	$—	$115,800
Liabilities:
Liability on borrowed metals	$(40,841)	$—	$—	$(40,841)
Liability on margin accounts	(10,530)	—	—	(10,530)
Derivative liabilities — futures contracts	—	(507)	—	(507)
Derivative liabilities — forward contracts	—	(45)	—	(45)
Total liabilities valued at fair value:	$(51,371)	$(552)	$—	$(51,923)

The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

Marketable Securities

Quoted prices of identical securities are available in an active market for the Company's marketable securities. Such securities are classified in Level 1 of the valuation hierarchy.

Commodities

Commodities consisting of the precious metals component of the Company's inventories are carried at fair value. The fair value for commodities inventory is determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities are classified in Level 1 of the valuation hierarchy.

Derivatives

Futures contracts, forward contracts and open purchase and sales commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price, and are included within Level 2 of the valuation hierarchy.

Margin Liabilities

Margin liabilities, consisting of the Company's commodity obligations to margin customers, are carried at fair value, determined primarily using pricing and data derived from the markets on which the underlying commodities are traded. Margin liabilities are classified in Level 1 of the valuation hierarchy.

Goodwill and Other Intangibles

The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of June 30, 2010, there have been no changes as of September 30, 2010, aggregated by the level in the fair value hierarchy within which the measurements fall:

	June 30, 2010

(in thousands)	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Goodwill and other intangible assets:
Goodwill	$—	$—	$30	$30
Trade names	—	—	668	668
Customer relationships	—	—	369	369
Total assets at fair value (after impairment):	$—	$—	$1,067	$1,067

For fiscal year ending June 30, 2010, impairment charges included in the earnings for the period were as follows: goodwill in the amount of $0.4 million, trade names in the amount of $1.1 million and customer relationships in the amount of $0.8 million. There were no impairment charges included in earnings for the three months ended September 30, 2010.

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

Trade names

The Relief from Royalty and EBIT profit split analyzes was used in appraising the trade names. In the Relief from Royalty method, a royalty rate of 1.5 to 2.0 percent was estimated to be appropriate based upon consideration of royalty market data and brand strength management regarding brand strength. The royalty rate was tested for reasonableness against the assumed royalty rate in the EBIT profit split method, based on 25 percent of the unit's projected EBIT margin.

17. SUBSEQUENT EVENTS

On November 8, 2010, the Company entered into a purchase and sale agreement to acquire a building located in Irvine,California, subject to certain terms and conditions, including completion of due diligence on the subject property. The total purchase price for the building is $7.6 million. As part of the purchase price, and subject to consent of the lender, the Company will assume the current loan on the property, secured by a first deed of trust, with an approximate unpaid principal balance of $6.6 million. The balance of the purchase price will be paid in cash at the closing. The building is approximately 54,000 square feet, and assuming the transaction closes, will serve as the new headquarters of Spectrum Group International and its affiliated companies. If the conditions to the purchase are not met, the agreement will terminate without any liability to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
The discussion in Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in Item 1A of our Annual Report on Form 10-K (the “2010 Annual Report”), as filed by us with the Securities and Exchange Commission (the “SEC”), for the fiscal year ended June 30, 2010.
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

INTRODUCTION
Managements discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the three months ended September 30, 2010 and 2009.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of September 30, 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. Our reporting segments are defined in Note 14 of the Notes to Condensed Consolidated Financial Statements. For the three months ended September 30, 2010, total revenue was $1.5 billion comprising Trading segment revenue of $1.451 billion or 97.0% of our total revenue and Collectibles segment revenue of $45.4 million or 3.0% of our total revenues. For the three months ended September 30, 2009, total revenue was $976.4 million comprising Trading segment revenues of $928.9 million or 95.1% of our total revenue and Collectible segment revenue of $47.6 million or 4.9% of our total revenue. Quarter over quarter, total revenue increased $519.8 million, principally driven by a $522.0 million increase in our Trading segment revenue resulting from higher precious metal prices in the first quarter of the current fiscal year. Offsetting this increase was a decrease in our Collectible segment revenue of $2.1 million, resulting from fewer auction activities during the first quarter of this year. Operating loss for the three months ended September 30, 2010 increased $0.3 million to $1.7 million, from $1.4 million in the prior year period. This decrease is a result of a variety of positive and negative factors as discussed below. Corporate expenditures for the three months ended September 30, 2010 and 2009 were consistent.
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
Collectibles
Our Collectibles segment is a global integrated network of companies with operations in North America, Europe and Asia as well as on the Internet. Our collectibles business is focused on numismatic (coins) and philatelic (stamps) material, and rare and fine vintage wine, and antique arms, armor and historical memorabilia (militaria). We primarily sell these materials, both owned and consigned, through our auction subsidiaries and through wholesale merchant/dealer relationships.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2010 and 2009
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2010 and 2009 are as follows:

		% of		% of	Increase/	% of Increase/
in thousands	2010	revenue	2009 (1)	revenue	(decrease)	(decrease)
Revenue	$1,496,286	100.0%	$976,438	100.0%	$519,848	53.2%
Gross profit	9,043	0.6	10,777	1.1	(1,734)	(16.1)
General and administrative expenses	5,119	0.3	5,683	0.6	(564)	(9.9)
Salaries and wages	5,227	0.3	6,057	0.6	(830)	(13.7)
Depreciation and amortization	376	—	461	—	(85)	(18.4)
Operating income (loss)	(1,679)	(0.1)	(1,424)	(0.1)	(255)	17.9
Interest income	1,738	0.1	1,393	0.1	345	24.8
Interest (expense)	(809)	(0.1)	(369)	—	440	(119.2)
Other income (expense), net	(87)	—	538	0.1	(625)	(116.2)
Unrealized gains(loss) on foreign exchange	(2,754)	(0.2)	(1,017)	(0.1)	1,737	(170.8)
Income (loss) before income taxes	(3,591)	(0.2)	(879)	(0.1)	(2,712)	308.5
Income taxes (benefit)	127	—	(1,560)	(0.2)	1,687	(108.1)
Net income	(3,718)	(0.2)	681	0.1	(4,399)	(646.0)
Less: Net profit attributable to the noncontrolling interest	(268)	—	(413)	—	145	(35.1)
Net income attributable to Spectrum Group International, Inc.	$(3,986)	(0.3)%	$268	—%	$(4,254)	(1,587.3)%

			Increase/	% of Increase/
	2010	2009	(decrease)	(decrease)
Earnings per share attributable to Spectrum Group International, Inc.
Basic	$(0.12)	$0.01	$(0.13)	(1,578.5)%
Diluted	$(0.12)	$0.01	$(0.13)	(1,578.5)%
Weighted average shares outstanding
Basic	32,333	31,736
Diluted	32,333	32,141
_____________________________

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 Basis of Presentation and Summary of Significant Accounting Policies.

Revenues and Gross Profit:
Revenues for the three months ended September 30, 2010 increased $519.8 million, or 53.2%, to $1.5 billion from 976.4 million in 2009. The increase was primarily driven by our Trading segment, which had increased revenue of $522.0 million, or 56.2%, to $1.45 billion from $928.9 million in 2009. The main reason for this increase was increased sales of gold related products due to increased demand from investors and higher gold prices as result of the overall strength of the gold market.
Our Collectibles segment experienced a decrease in revenues of $2.1 million, or 4.5%, to $45.4 million for the three months ended September 30, 2010 from $47.6 million for the same period in 2009. While total Collectibles segment revenue decreased, Numismatic revenues increased $1.6 million, or 3.7%, to $43.8 million in 2010 from $42.3 million in 2009 due to greater demand in the numismatic products. Contributing further to this increase was our newly created Wine auction business which generated revenue of $0.6 million for the three months ended September 30, 2010. Prior to the third quarter of 2009, the Wine auction business did not generate any revenue. Our Militaria business contributed $0.4 million to the Collectibles segment revenue. The Militaria business had a slight increase in revenue over the same period for fiscal year 2009. Offsetting this increase was our Philatelic business which had a decrease in revenue by $4.3 million to $0.6 million in 2010 from $5.0 million in 2009 due to fewer auctions in the current quarter. This contraction in our Philatelic business was part of our plan to consolidate our U.S. Philatelic Operations.
Our gross profit for the three months ended September 30, 2010 decreased $1.7 million to $9.04 million from $10.78 million in 2009. This was primarily due to the decrease in our Trading segment's gross profit of $0.7 million to $3.7 million for the three months ended September 30, 2010 from $4.3 million in 2009, resulting from the shift to gold from silver, which typically generates higher gross profit than gold products. Also contributing to the overall lower gross profit was our Collectibles segment, which had a decrease of $1.1 million in gross profit to $5.4 million from $6.5 million in 2009. The lower gross profit was a function of the product mix sold at auctions and fewer auction service activities.
Our gross profit margins decreased to 0.6% for the three month ended September 30, 2010 from 1.1% in 2009, driven mainly by the Trading segment, which had a gross profit margin decrease of 0.2% to 0.3% from 0.5% in 2009. A shift from silver to gold products was the main driver behind the gross margin decline. This was the result of market demand for precious metals shifting to gold from silver. Our Collectible segment also had a decrease in gross profit to 11.9% from 13.6% as a result of the product mix sold at auction and fewer auction activities.
Operating Expenses
General and administrative expenses decreased $0.6 million, or 9.9%, to $5.1 million for the three months ended September 30, 2010 from $5.7 million in 2009. The decrease stemmed from a variety of general and administrative expense categories, including lower accounting and audit fees. During July 2009, we incurred expenses to relocate the Arms and Armor and the North American Philatelic operations to Irvine, California. Furthermore, in 2009 we incurred additional expenses to streamline our accounting functions.
Salaries and wages decreased $0.8 million, or 13.7%, to $5.2 million for the three months ended September 30, 2010 from $6.1 million in 2009. The decrease was related to lower performance based compensation accruals compared to the same period last year.
Depreciation and amortization expense decreased $0.1 million or 18.4% to $0.4 million for the three months ended September 30, 2010 versus $0.5 million for the three months ended September 30, 2009.

Interest Income
Interest income increased by $0.3 million, or 24.8%, to $1.7 million for the three months ended September 30, 2010 from $1.4 million in 2009. The increase was due to the Trading segment's CFC lending business, which increased by $0.1 million to $0.6 million in 2010 from $0.5 million in 2009. Also contributing to the increase was A-Mark, which saw its financing portfolio income increase $0.2 million in 2010 to $1.1 million from $0.8 million in 2009.
Interest Expense
Interest expense increased by $0.4 million, or 119.2%, to $0.8 million in 2010 from $0.4 million in 2009. This was related primarily to the Trading segment's usage of its line of credit (the "Trading Facility") as well as our Collectibles line of credit (the "Collectibles Facility"). Both our Trading and Collectible segment utilize their lines of credit extensively for working capital requirements. For the three months ended September 30, 2010 and 2009, our consolidated average debt balance was approximately $68.2 million and $48.8 million, respectively. The Company’s increase in interest expense was due primarily to higher average loan balance in the current quarter. The Company’s base LIBOR rate increased to 0.26% in September 30, 2010 from 0.25% in 2009.
Net Other Income/(Expenses)
Net other income /(expenses) decreased by $0.6 million, or 116.2%, to $(0.1) million in 2010 from $0.5 million in 2009. This change was the result of various miscellaneous items.
Provision for Income Taxes
Our income tax expense (benefit) was approximately $0.1 million and $(1.6) million for the three months ended September 30, 2010 and 2009, respectively. Our effective tax rate for the three months ended September 30, 2010 and 2009 was a tax (expense) benefit of approximately (3.54)% and a provision of approximately 177.5%, respectively. The Company’s effective tax rate differs from the Federal statutory rate for state taxes, foreign tax rate differentials and changes in the valuation allowance for deferred tax assets. Our current period effective tax rate was impacted by our projection of a net taxable loss for the year ending June 30, 2011 which has not been benefited.
Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Some of the Company’s net operating loss carry-forwards are set to expire beginning 2010, which may impact the Company’s effective tax rate in future periods. Our effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Non-controlling Interests
Net income attributable to non-controlling interests decreased $0.1 million, or 35.1%, to $0.3 million for the three months ended September 30, 2010 from $0.4 million in 2009 primarily due to higher 2009 profits in the Trading segment, which is 20%-owned by Auctentia.
Net Income
Net (loss)/income decreased $4.3 million, or 1,587.3%, to $(4.0) million in 2010 from $0.3 million in 2009 due primarily to decreased profits in the Company’s Trading segment and an increase in unrealized foreign exchange loss. Factors contributing to this increase was a weakening of the U.S. Dollar against the Euro which resulted in a $2.8 million unrealized foreign currency loss or a $1.8 million increase from the same period last year. This non-cash unrealized foreign currency loss directly relates to the translation of intercompany loans between Spectrum Group International, Inc and its wholly owned international subsidiaries from Euros to USD in the consolidated financial statements.
The foreign exchange loss was a non-cash charge related to the translation of our European operation's financial statements into our consolidated financial statements. The (loss) was $(2.8) million for the three month period ended September 30, 2010 versus a loss $1.0 million for the same period last year. The Trading segment's operations experienced a decrease in precious metals market volatility, resulting in reduced volumes and margins.
Earnings per Share
Basic earnings per share decreased $(0.13) per share to net loss of $(0.12) per share in 2010 from net income of $0.01 per share in 2009. Diluted earnings per share decreased $(0.13) per share to net loss of $(0.12) per share in 2010 from net income of $0.01 per share in 2009. The decrease in both basic and diluted earnings per share was primarily due to lower profits in the Company’s Trading segment in 2010.

Trading Operations
The operating results of our Trading segment for the three months ended September 30, 2010 and 2009 are as follows:

		% of		% of	$	%
In thousands	2010	revenue	2009 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,450,854	100.0%	$928,880	100.0%	$521,974	56.2%
Gross profit	3,652	0.3	4,320	0.5	(668)	(15.5)
General and administrative expenses	907	0.1	670	0.1	237	35.4
Salaries and wages	1,459	0.1	1,690	0.2	(231)	(13.7)
Depreciation and amortization	161	—	178	—	(17)	(9.6)
Operating income (loss)	$1,125	0.1%	$1,782	0.2%	$(657)	(36.9)%
_____________________________________

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note [1] to the consolidated financial statements.

Trading Revenues
Our Trading segment revenues increased by $522.0 million, or 56.2%, to $1.45 billion for the three months ended September 30, 2010 from $928.9 million in 2009. This increase was the result of higher precious metals prices as well as an increase in the sale of gold products when compared to the prior period.
Gross Profit
Our gross profit decreased by $0.7 million or 15.5%, to $3.7 million in September 30, 2010 from $4.3 million in 2009. Our Trading segment's gross profit decreased primarily as a result of a decrease in the sales ratio of silver products to gold products, the latter of which generates lower gross profit than silver products.
General and Administrative Expenses
General and administrative expenses increased by $0.2 million, or 35.4%, to $0.9 million for the three months ended September 30, 2010 from $0.7 million in 2009. There were no material items that contributed to this increase.
Salaries and Wages
Salaries and wages decreased by $0.2 million, or 13.7%, to $1.5 million for the three months ended September 30, 2010 from $1.7 million in 2009. This was due primarily to lower levels of contractual performance based compensation expense in fiscal 2010 from 2009.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2010 was consistent with the prior year, remaining at $0.2 million million in each year.

Collectibles Operations
The revenues in our operations by collectible type for the three months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended
	September 30, 2010		September 30, 2009 (1)		$	%
in thousands	$	% to total	$	% to total	Increase/(decrease)	Increase/(decrease)
Collectibles Revenues	$45,432	100.0%	$47,558	100%	$(2,126)	(4.5)%
Revenues by Collectible Type:
Philatelic	$648	1.4%	$4,964	10.4%	$(4,316)	(86.9)%
Numismatics	43,811	96.4	42,257	88.9	1,554	3.7
Wine	566	1.2	—	—	566	—
Militaria	407	1.0	337	0.7	70	20.8
	$45,432	100.0%	$47,558	100.0%	$(2,126)	(4.5)%
_______________________

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note [1] to the consolidated financial statements.

Collectibles Revenue
Our Collectibles segment revenues decreased by $2.1 million, or 4.5%, to $45.4 million for the three months ended September 30, 2010 from $47.6 million in 2009. While we saw increases in revenues from our Numismatics Wholesale unit and our Wine auction business (which began to generate revenue in the third quarter of 2009), our Militaria business revenue remained generally constant, our planned contraction of our U.S. Philatelic business resulted in an 86.9% decrease in Philatelic revenues, resulting in an overall decline in Collectibles segment revenues.
The operating results of our Collectibles segment for the three months ended September 30, 2010 and 2009 are as follows:

		% of		% of	$	% of
in thousands	2010	revenue	2009	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$45,432	100.0%	$47,558	100.0%	$(2,126)	(4.5)%
Gross profit	5,391	11.9	6,457	13.6	(1,066)	(16.5)
Selling, general and administrative expenses	3,010	6.6	3,370	7.1	(360)	(10.7)
Salaries and wages	2,966	6.5	3,523	7.4	(557)	(15.8)
Depreciation and amortization	209	0.5	279	0.6	(70)	(25.1)
Operating income (loss)	$(794)	(1.7)%	$(715)	(1.5)%	$(79)	11.0%
Gross Profit
Gross profit decreased $1.1 million, or 16.5%, to $5.4 million in September 30, 2010 from $6.5 million in 2009. The main driver behind the decrease was a result of lower revenue in our Philatelic business which impacted gross profit. This contraction in our Philatelic business was part of our plan to consolidate our U.S. Philatelic Operations.
General and Administrative Expense
General and administrative expense in our Collectibles segment decreased $0.4 million, or 10.7%, to $3.0 million in 2010 from $3.4 million in 2009. This was due primarily to the Company centralizing its U.S. Collectibles operations at the Company’s headquarters and managing those operations more effectively.
Salaries and Wages
Salaries and wages decreased $0.6 million, or 15.8%, to $3.0 million in 2010 from $3.5 million in 2009. The primary reason for the decrease was the lower levels of contractual performance based compensation expense in fiscal 2010 from 2009.
Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2010 was consistent with the prior year, remaining at $0.2 million million in each year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the three months ended September 30, 2010 and 2009:

in thousands	2010	2009
		(As Restated)
Cash provided by (used in) operating activities	$(43,076)	$9,969
Cash provided by (used in) investing activities	6,634	6,676
Cash (used in) financing activities	40,800	(11,000)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities used $43.1 million in cash in the three months ended September 30, 2010 versus a source of $10.0 million in the three months ended September 30, 2009. A primary source of cash in 2010 operating cash flows were the impact of $2.8 million and $16.4 million in a non-cash item related to unrealized losses from foreign currency and an increase in accounts payable, accrued expenses, and other liabilities. Liabilities from borrowed metals provided an additional source of cash of $8.0 million during the period compared to $8.9 million for the same period in 2009. This was offset by increases in receivables and secured loans of $33.3 million, accounts receivables and consignor advances of $3.8 million, a decrease in litigation settlement of $2.7 million and net inventory purchases of $25.8 million for the current three month period. For the three months ended September 30, 2009 an increase in accounts receivable and consignor advances of $2.9 million, an increase in receivables and secured loans of $1.9 million, and $1.7 million increase in income taxes payable, negatively impacted cash flows from operations, which was offset by an increase of $6.4 million in accounts payable, accrued expenses, and other liabilities.
Our investing activities provided cash in the three months ended September 30, 2010 of $6.6 million compared to $6.7 million in the three months ended September 30, 2009. Both years were the the result of the maturity of short-term certificates of deposits and sale of marketable securities during the period.
Our financing activities provided $40.8 million in cash for the three months ended September 30, 2010 versus a cash outflow of $11.0 million for the same period last fiscal year. The main contributing factor of the increase was due to an increase borrowings of $43.3 million for the current three month period compared to a net decrease in borrowings of $10.0 million for the same period last year. The increase was offset by dividends paid to our non-controlling party in the amount of $2.5 million for the three month period ended September 30, 2010 versus $1.0 million for the three month period ended September 30, 2009.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $125.0 million including a facility for letters of credit up to a maximum of $125.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.26% and 0.35% as of September 30, 2010 and June 30, 2010, respectively. Borrowings are due on demand and totaled $83.0 million and $45.2 million for lines of credit and $7.0 million and $4.8 million for letters of credit at September 30, 2010 and at June 30, 2010, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based $65.0 million at September 30, 2010. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at September 30, 2010 were $27.3 million and $68.3 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $48.8 million and $40.8 million at September 30, 2010 and at June 30, 2010, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $7.0 million and $4.8 million at September 30, 2010 and at June 30, 2010, respectively.

Contractual Obligations, Contingent Liabilities, and Commitments
As of September 30, 2010, we have known cash commitments over the next several years as follows:

	Payment due by period
			2 to 3	3 to 4	4 to 5	5 years and
in thousands	Total	1 year	years	years	years	thereafter
Borrowings under line of credit:
Collectibles	$83,000	$83,000	$—	$—	$—	$—
Trading	7,500	7,500	—	—	—	—

Operating lease obligations	1,462	876	362	224	—	—
Total	$91,962	$91,376	$362	$224	$—	$—

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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity- contracts. Net losses on derivative instruments in the consolidated statements of operations of $4.7 million and $2.7 million for the three months ended September 30, 2010 and 2009, respectively, includes both realized and unrealized amounts.
At September 30, 2010 and June 30, 2010, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $268.7 million and $153.2 million and $(133.3) million and $(56.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $71.0 million and $50.0 million and $133.3 million and $105.8 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2010 are scheduled to settle within 90 days.

In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), Bowers and Merena Auctions, LLC ("Bowers"), and Teletrade, Inc. ("Teletrade"), entered into a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, Bowers and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (3.25% as of September 30, 2010, which is subject to change), plus 1.5% annum.

We believe that our current cash and cash equivalents, marketable securities, Trading and Collectibles Credit Facilities, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Certain of the Company's foreign subsidiaries have nominal statutory restricted capital requirements. The Company's liquidity could be impacted by the potential adverse outcomes, if any, relating to its open contingent matters, including, an ongoing Internal Revenue Service examination, a foreign tax inspection and certain litigation as described in Item 3: Legal Proceedings of the June 30, 2010 form 10-K filed on September 16, 2010.

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended September 30, 2010, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2010. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting (as described in “Management's Report on Internal Control over Financial Reporting” in our 2010 annual report on Form 10-K).
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2010 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2010 Annual Report, which are incorporated into this filing by reference. There have been no material developments in those legal proceedings since the date of our 2010 Annual Report.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2010 Annual Report, which are incorporated by reference into this filing

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

Date:	November 10, 2010	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2010
Gregory N. Roberts

/s/ Paul Soth	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	November 10, 2010
Paul Soth