Form 10-Q
period 2010-12-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2011-02-10
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☑     No. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes. ☐     No. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares outstanding of each of the issuer’s classes of common stock as of February 7, 2011 :
32,467,530 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended December 31, 2010

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31,	June 30,
	2010	2010 (1)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$38,073	$22,320
Short-term investments and marketable securities	1,988	6,433
Receivables and secured loans, net — trading operations	68,459	42,901
Accounts receivable and consignor advances, net — collectibles operations	11,725	6,127
Inventory, net	169,926	138,077
Prepaid expenses and other assets	2,479	1,333

Total current assets	292,650	217,191

Property and equipment, net	2,310	2,277
Goodwill	5,940	5,942
Other purchased intangibles, net	5,687	5,948
Other assets	390	259
Income tax receivables	4,738	4,974
Deferred tax assets	380	144

Total assets	$312,095	$236,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables	$73,149	$30,397
Liability on borrowed metals	10,118	40,841
Accrued expenses and other current liabilities	10,087	13,411
Accrued litigation settlement	—	2,697
Income taxes payable	441	825
Lines of credit	114,000	47,200
Deferred tax liability	934	934
Dividend payable to Auctentia	—	2,500

Total current liabilities	208,729	138,805

Deferred and other long term tax liabilities	8,451	7,794
Other long term liabilities	302	—
Total liabilities	217,482	146,599

Commitments, contingencies and subsequent events
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 32,439 and 31,893 at December 31, 2010 and June 30, 2010, respectively	324	319
Additional paid-in capital	241,716	241,615
Accumulated other comprehensive income	6,515	3,529
Accumulated deficit	(161,754)	(162,350)

Total Spectrum Group International, Inc. stockholders’ equity	86,801	83,113
Non-controlling interest	7,812	7,023
Total stockholders’ equity	94,613	90,136
Total liabilities and stockholders’ equity	$312,095	$236,735

(1)	The Condensed Consolidated Balance Sheet as of June 30, 2010 is from the audited Consolidated Financial Statements included in the Company's 2010 Annual Report on Form 10-K.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
		(as restated)		(as restated)
Revenues:
Sales of precious metals	$1,655,313	$1,664,296	$3,106,167	$2,593,176
Collectibles revenues:
Sales of inventory	47,091	35,256	88,799	77,731
Auction services	8,010	5,764	11,734	10,847
Total revenue	1,710,414	1,705,316	3,206,700	2,681,754
Cost of sales:
Cost of precious metals sold	1,649,018	1,658,153	3,096,220	2,582,713
Cost of collectibles sold	43,894	32,215	83,340	71,810
Auction services expense	1,618	876	2,213	2,382
Total cost of sales	1,694,530	1,691,244	3,181,773	2,656,905
Gross profit	15,884	14,072	24,927	24,849
Operating expenses:
General and administrative	5,606	4,852	10,725	10,535
Salaries and wages	5,914	7,810	11,141	13,867
Depreciation and amortization	675	409	1,051	870
Total operating expenses	12,195	13,071	22,917	25,272
Operating income (loss)	3,689	1,001	2,010	(423)
Interest and other income (expense):
Interest income	2,344	1,727	4,082	3,120
Interest expense	(1,103)	(682)	(1,912)	(1,051)
Other income (expense), net	(364)	(458)	(451)	80
Unrealized gain (loss) on foreign exchange	678	484	(2,076)	(533)
Total interest and other income (expense)	1,555	1,071	(357)	1,616
Income before provision (benefit) for income taxes	5,244	2,072	1,653	1,193
Income taxes provision (benefit)	143	(424)	270	(1,984)
Net income	5,101	2,496	1,383	3,177
Less: Net income attributable to the non-controlling interests	(519)	(482)	(787)	(895)
Net income attributable to Spectrum Group International, Inc.	$4,582	$2,014	$596	$2,282

Earnings per share attributable to Spectrum Group International, Inc.
Basic	$0.14	$0.06	$0.02	$0.07
Diluted	$0.14	$0.06	$0.02	$0.07
Weighted average shares outstanding
Basic	32,401	31,985	32,394	31,851
Diluted	32,913	32,953	32,906	32,819
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock in Shares	Common Stock in $	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Comprehensive Income(Loss)
Balance, June 30, 2010	31,893	$319	$241,615	$3,529	$(162,350)	$83,113	$7,023	$90,136
Net income	—	—	—	—	596	596	787	1,383	$596
Change in cumulative foreign currency translation adjustment	—	—	—	2,986	—	2,986	—	2,986	2,986
Comprehensive income	—	—	—	—	—	—	—	—	$3,582
Taxes paid in exchange for cancellation of restricted shares	—	—	(151)	—	—	(151)	—	(151)
Share based compensation	—	—	257	—	—	257	—	257
Issuance of common stock for restricted stock grants	546	5	(5)	—	—	—	—	—
Other	—	—	—	—		—	2	2
Balance, December 31, 2010	32,439	$324	$241,716	$6,515	$(161,754)	$86,801	$7,812	$94,613

See accompanying notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended	Six Months Ended
	December 31, 2010	December 31, 2009
		(as restated)
Cash flows from operating activities:
Net income	$1,383	$3,177
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss on foreign currency	2,076	533
Depreciation and amortization	758	870
Impairment of intangibles	293	—
Provision for bad debts	44	328
Provision for inventory reserve	198	263
Stock based compensation	257	754
Gain on sale of marketable securities	—	(106)
Loss on abandonment of property and equipment	—	114
Changes in assets and liabilities:
Accounts receivable and consignor advances	(5,488)	(423)
Receivables and secured loans	(25,582)	(1,800)
Inventory	(31,977)	(13,787)
Prepaid expenses and other assets	(1,229)	(447)
Liabilities on borrowed metals	(30,723)	17,612
Accounts payable, accrued expenses and other liabilities	39,097	(2,502)
Income taxes	71	(3,051)
Deferred taxes	24	362
Accrued litigation settlement	(2,697)	—
Net cash provided (used in) by operating activities	(53,495)	1,897
Cash flows from investing activities:
Capital expenditures for property and equipment	(463)	(455)
Cash paid for acquisition, net of cash acquired	—	(220)
Maturity of short term investments	4,995	1,885
Decrease in restricted cash	—	650
Sales of marketable securities	—	848
Net cash provided by investing activities	4,532	2,708
Cash flows from financing activities:
Borrowings under lines of credit, net	66,800	(4,400)
Taxes paid on behalf of employees with respect to vesting of restriced shares	—	(110)
Dividends paid to noncontrolling interest	(2,500)	(1,000)
Net cash provided by(used in) financing activities	64,300	(5,510)
Effects of exchange rates on cash	416	294
Net increase in cash and cash equivalents	15,753	(611)
Cash and cash equivalents, beginning of year	22,320	17,545
Cash and cash equivalents, end of period	$38,073	$16,934
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest expense	$1,371	$707
Income taxes	$491	$701
Non-cash items
Accrued purchase consideration	$302	—
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The consolidated financial statements reflect the financial condition, results of operations, and cash flows of Spectrum Group International, Inc. (the “Company” or “SGI”) and its subsidiaries, and were prepared utilizing U.S. GAAP. The Company conducts its operations in two reporting segments: trading and collectibles. Each of these reporting segments represent an aggregation of various operating segments that meet the aggregation criteria set forth in the Financial Accounting Standard Board ("FASB") Accounting Standards Codification ("ASC") 280 Segment Reporting.
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2010 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2010 Annual Report.
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
Correction of an Error

Correction of Errors in the Consolidated Statements of Operations

During the quarter ended December 31, 2009, the Company began efforts to develop an improved company-wide financial consolidation. The new process streamlined the preparation of the Company's consolidated financial statements and provided greater visibility into its divisional and consolidated results of operations and financial position. The application of the new reporting process identified certain errors in classification in the Company's Consolidated Statement of Operations. The nature and extent of such errors as they related to the six month period ended December 31, 2009 were previously reported in the notes to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2010 and have been provided again in the tables presented below.
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

Below are tables summarizing the nature and extent of such reclassifications to the Company's Consolidated Statements of Operations for the three and six month period ended December 31, 2009:

	Three Months ended December 31, 2009
in thousands	As Originally Reported	Adjustment (1)	Adjustment (2)		As Corrected
Revenue:
Sales of precious metals	$1,664,296	$—	$—		$1,664,296
Sales of inventory	37,444	(2,188)	—		35,256
Auction services	5,764	—	—		5,764
Total revenue	1,707,504	(2,188)	0		1,705,316
Cost of sales:
Cost of precious metals sold	1,658,153	—	—		1,658,153
Cost of collectibles sold	34,413	(2,188)	(10)	A	32,215
Auction services expense	—	—	876	A	876
Total cost of sales	1,692,566	(2,188)	866		1,691,244
Gross profit	14,938	—	(866)		14,072
Operating expenses:
General and administrative:	5,597	—	(745)	A	4,852
Salaries and wages	7,931	—	(121)	A	7,810
Depreciation and amortization	409	—	—		409
Total operating expenses	13,937	—	(866)		13,071
Operating income	1,001	—	—		1,001
Interest and other income (loss):
Interest income	1,476	—	251	B	1,727
Interest expense	(431)	—	(251)	B	(682)
Other income, net	(458)	—	—		(458)
Unrealized gain on foreign exchange	484	—	—		484
Interest and other income	1,071	—	—		1,071
Income before income taxes and non-controlling interests	$2,072	$—	$—		$2,072

(1)	Error previously disclosed in Note 1 to the Company's third quarter (March 31, 2010) filling on Form 10-Q.

(2)	For this filing, the Company made additional reclassification as noted above and explained below:

(A)
Represents certain direct costs related to providing auction services and sales of collectibles reclassified from selling, general and administrative and salaries and wages to auction service expense and cost of collectibles sold.

(B)	Reclassification of interest expense to properly breakout interest income and interest expense

	Six Months ended December 31, 2009
in thousands	As Originally Reported	Adjustment (1)	Adjustment (2)		As Corrected
Revenue:
Sales of precious metals	$2,593,176	$—	$—		$2,593,176
Sales of inventory	79,919	(2,188)	—		77,731
Auction services	10,847		—		10,847
Total revenue	2,683,942	(2,188)	—		2,681,754
Cost of sales:
Cost of precious metals sold	2,582,713	—	—		2,582,713
Cost of collectibles sold	73,779	(2,188)	219	A	71,810
Auction services expense	—	—	2,382	A	2,382
Total cost of sales	2,656,492	(2,188)	2,601		2,656,905
Gross profit	27,450	—	(2,601)		24,849
Operating expenses:
General and administrative:	12,956	—	(2,421)	A	10,535
Salaries and wages	14,047	—	(180)	A	13,867
Depreciation and amortization	870	—	—		870
Total operating expenses	27,873	—	(2,601)		25,272
Operating loss	(423)	—	—		(423)
Interest and other income (loss):
Interest income	2,869	—	251	B	3,120
Interest expense	(800)	—	(251)	B	(1,051)
Other income, net	80	—	—		80
Unrealized (loss) on foreign exchange	(533)	—	—		(533)
Interest and other income	1,616	—	—		1,616
Income before income taxes and non-controlling interests	$1,193	$—	$—		$1,193

(1)	Error previously disclosed in Note 1 to the Company's third quarter (March 31, 2010) filling on Form 10-Q.

(2)	For this filing, the Company made additional reclassification as noted above and explained below:

(A)
Represents certain direct costs related to providing auction services and sales of collectibles reclassified from selling, general and administrative and salaries and wages to auction service expense and cost of collectibles sold.

(B)	Reclassification of interest expense to properly breakout interest income and interest expense.

Correction of Errors in the Consolidated Statement of Cash Flows
During the fourth quarter ended June 30, 2010, the Company discovered that the 2009 Consolidated Statement of Cash Flows was incorrectly presented due to certain errors in classification. The nature and extent of the errors were described in the notes to the Company's Annual Report on Form 10-K for the year ended June 30, 2010. The table provided below reflects the effects of these adjustments on the Company's Consolidated Statement of Cash Flows for the six month period ended December 31, 2009:

in thousands	As Originally Reported - Six Months Ended December 31, 2009	Adjustment	As Corrected - Six Months Ended December 31, 2009

Net cash provided by operating activities	$(16,248)	$18,145	$1,897
Net cash provided by investing activities	2,708	—	2,708
Net cash (used in) financing activities	12,102	(17,612)	(5,510)
Effects of exchange rates on cash	827	(533)	294
Net cash increase in cash and cash equivalents	(611)	—	(611)
Cash and cash equivalents, beginning of year	17,545	—	17,545
Cash and cash equivalents, end of year	$16,934	$—	$16,934
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 58% of the Company's outstanding common stock at December 31, 2010. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

Collectibles Segment

The Company's collectibles business operates as an integrated network of global companies concentrating on numismatic (coins and currencies) and philatelic (stamps) materials, rare and fine vintage wines, and antique arms, armor, and historical memorabilia (militaria). Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions.
European Operations

The European Operations (the “European Operations”) of the Company comprise nine European companies, each of which is wholly-owned by the Company. The European Operations are primarily engaged in the sale of philatelic materials by auction.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the six months ended December 31, 2010 other than the change discussed below. See Footnote 2 of the Company's condensed consolidated financial statements included in the Company's 2010 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.

The Company's Collectible segment recognizes revenue upon cash receipt as there is inadequate documentation surrounding persuasive evidence that an arrangement exists between the Company and its customers, a requirement under ASC 605 Revenue Recognition. Effective October 1, 2010, Spectrum Numismatics International (“SNI”), the wholesale component of the Collectible segment commenced recognizing revenue once delivery of the coin and currencies have occurred Freight on Board (“FOB”) destination. SNI improved its documentation to provide persuasive evidence that an arrangement exists upon the sale of the coins and currencies. See Management Discussion and Analysis to this Form 10-Q for discussion of the impact resulting from this change.

Comprehensive Income (Loss)
The components of our comprehensive income (loss) for the six months ended December 31, 2010 and 2009 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustments, and changes in net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.
The following is our comprehensive income (loss) with the respective tax impacts for the six month periods ending December 31, 2010 and 2009:

	Six Months Ended	Six Months Ended
in thousands	December 31, 2010	December 31, 2009

Net income	$1,383	$3,177
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on marketable securities, net of tax	—	(183)
Foreign currency translation adjustment	2,986	827
Other comprehensive income	2,986	644
Less: Total comprehensive income attributable to non-controlling interests	(787)	(895)
Total comprehensive income attributable to Spectrum Group International, Inc.	$3,582	$2,926

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
For the three and six months ended December 31, 2010 and 2009, the Company recognized unrealized gains (losses) of $0.7 million and $(2.1) million and $0.5 million and $(0.5) million, respectively, on foreign exchange in the consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $28.1 million and $26.3 million at December 31, 2010 and 2009, owed by SGI to certain of its subsidiaries included in its European Operations.
Income Taxes
As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic of the FASB Accounting Standards Codification. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's condensed consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The accrued liability relating to unrecognized tax benefits of $6.8 million is presented in the Condensed Consolidated Balance Sheet within deferred and other long-term tax liabilities.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the three and six months ended December 31, 2010, the Company excluded options to purchase 550,200 shares of common stock and 37,500 stock appreciation rights (“SARS”) where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the three and six months ended December 31, 2009, the Company excluded options to purchase 359,075 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at December 31, 2010 and 2009.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
in thousands	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Basic weighted average shares outstanding (1) (2)	32,401	31,985	32,394	31,851
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	512	968	512	968
Diluted weighted average shares outstanding	32,913	32,953	32,906	32,819

(1)
Basic weighted average shares outstanding for December 31, 2009 include the full effect of 3,277,777 shares issued pursuant to the litigation settlement (see Note 15 of the Company's annual report filed on Form 10-K).

(2)	Basic weighted average shares, as of years ending December 31, 2010 and 2009 include the effect of vested but unissued restricted stock grants.
Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 810 Consolidation. This standard amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard became effective for the Company on July 1, 2010. The adoption of this standard did not have any material impact on the consolidated financial statements.

In October 2009, the FASB updated accounting standards for Multiple-Deliverable Revenue Arrangements in ASC 605 Revenue Recognition. This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This standard became effective for the Company on July 1, 2010. The adoption of this standard did not have any material impact on the consolidated financial statements.

2.     CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the six months ended December 31, 2010 and 2009 are listed below:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009

in thousands	in $’s	as a %	in $’s	as a %	in $’s	as a %	in $’s	as a %
Total Trading segment revenue	$1,655,313	100.0%	$1,664,296	100.0%	$3,106,167	100.0%	$2,593,176	100.0%
Trading segment customer concentrations
Customer A	$380,919	23.0%	$112,452	6.8%	$824,182	26.5%	$243,034	9.4%
Customer B	176,299	10.7	76,030	4.6	248,415	8.0	128,642	5.0
Customer C	70,781	4.3	517,942	31.1	294,763	9.5	741,936	28.6
Total	$627,999	37.9%	$706,424	42.4%	$1,367,360	44.0%	$1,113,612	42.9%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $28.8 million and $22.7 million secured loans, as of December 31, 2010 and June 30, 2010, respectively, are listed below:

	December 31, 2010		June 30, 2010

in thousands	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$31,473	100.0%	$18,615	100.0%
Trading segment customer concentrations
Customer A	$4,876	15.5%	$—	—%
Customer B	4,781	15.2	448	2.4
Customer C	3,343	10.6	2,657	14.3
Customer D	—	—	3,101	16.7
Total	$13,000	41.3%	$6,206	33.4%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of December 31, 2010 and June 30, 2010, respectively, are listed below:

	December 31, 2010		June 30, 2010

in thousands	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$28,811	100.0%	$22,690	100.0%
Trading segment customer concentrations
Customer A	$6,402	22.2%	$7,396	32.6%
Customer B	3,112	10.8	—	—
Customer C	2,745	9.5	2,770	12.2
Customer D	—	—	2,511	11.1
Total	$12,259	42.5%	$12,677	55.9%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company. For the three months ended December 31, 2010 and 2009 and as of December 31, 2010 and June 30, 2010, the Collectibles segment had no reportable concentrations.

3.    RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of December 31, 2010 and June 30, 2010:

in thousands	December 31, 2010	June 30, 2010

Customer trade receivables	$4,300	$6,077
Wholesale trade advances	15,814	5,407
Secured loans	28,811	22,690
Due from brokers and other	11,359	7,131
Subtotal	60,284	41,305
Less: allowance for doubtful accounts	(122)	(102)
Subtotal	60,162	41,203
Derivative assets — open purchase and sales commitments	8,297	1,698
Receivables, net	$68,459	$42,901
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of December 31, 2010 and June 30, 2010, the loans carried an average effective interest rate of 9.6%
Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of December 31, 2010 and June 30, 2010:

in thousands	December 31, 2010	June 30, 2010

Auction and trade	$12,145	$6,510
Less: allowance for doubtful accounts	(420)	(383)
Accounts receivable from collectibles operations, net	$11,725	$6,127
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2010 and June 30, 2010 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the allowance for doubtful accounts as of December 31, 2010 and June 30, 2010 are as follows:

in thousands	December 31, 2010	June 30, 2010

Beginning balance	$(485)	$(868)
Provision for loss	(44)	22
Charge off to reserve	23	309
Foreign currency exchange rate changes	(36)	52
Ending balance	$(542)	$(485)

4.     INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of December 31, 2010 and June 30, 2010 totaled $1.2 million and $1.0 million, respectively. For the three and six months ended December 31, 2010 and 2009, the unrealized gains (loss) resulting from the difference between market value and cost of physical inventories totaled $(2.5) million, $8.4 million, $14.3 million, and $3.1 million, respectively. These unrealized gains are included as a reduction of the cost of products sold in the accompanying consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the consolidated statements of operations.
The Trading Segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $10.1 million as of December 31, 2010 and $40.8 million as of June 30, 2010. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets (See Note 8). The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 9).
The Trading Segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2010 and June 30, 2010 totaled $39.7 million and $19.0 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of December 31, 2010 and June 30, 2010 consisted of the following:

in thousands	December 31, 2010		June 30, 2010

Trading segment inventory	$140,361	A	$114,102
Less: provision for loss	—		(350)
Trading, net	$140,361		$113,752
Collectibles segment inventory	$30,621		$25,290
Less: provision for loss	(1,056)		(965)
Collectibles, net	$29,565		$24,325
Total inventory, gross	$170,982		$139,392
Less: provision for loss	(1,056)		(1,315)
Net inventory	$169,926		$138,077
(A) Of the $140.4 million in Trading segment inventory, $2.5 million is held at cost and relates to commemorative coins sold at contracted rates.

Activity in the allowance for inventory loss reserves for the six months ended December 31, 2010 are as follows:

in thousands
Balance, June 30, 2010	$(1,315)
Provision for loss	(198)
Charge off to reserve	446
Foreign currency exchange rate charges	11
Balance, December 31, 2010	$(1,056)

5. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
The changes in the carrying values of goodwill by business segments for the six months ended December 31, 2010 and the year ended June 30, 2010, are described below:

in thousands	June 30, 2010	Additions and Adjustments	Impairments	December 31, 2010
Trading	$4,884	$—	$—	$4,884
Collectibles	1,058	(2)	—	1,056
	$5,942	$(2)	$—	$5,940

in thousands	June 30, 2009	Additions and Adjustments	Impairments	June 30, 2010
Trading	$4,884	$—	$—	$4,884
Collectibles	1,076	415	(433)	1,058
	$5,960	$415	$(433)	$5,942
Cumulative goodwill impairment totaled $4.3 million as of December 31, 2010 and June 30, 2010.
The carrying value of other purchased intangibles as of December 31, 2010 and June 30, 2010 is as described below:

		December 31, 2010				June 30, 2010

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Trademarks	Indefinite	$2,685	$—	$(1,360)	$1,325	$2,685	$—	$(1,142)	$1,543
Customer lists	5 - 15	9,626	(4,436)	(847)	4,343	9,326	(4,175)	(776)	4,375
Non-compete and other	4	2,309	(2,285)	(5)	19	2,309	(2,279)	—	30
Purchased intangibles subject to amortization		11,935	(6,721)	(852)	4,362	11,635	(6,454)	(776)	4,405
		$14,620	$(6,721)	$(2,212)	$5,687	$14,320	$(6,454)	$(1,918)	$5,948

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for three and six months ended December 31, 2010 and 2009 were $0.4 million, $0.6 million, $0.2 million, and $0.4 million, respectively inclusive of current quarter impairment of $0.3 million. On November 23, 2010, Bowers and Merena Auctions, LLC purchased certain assets of Summit Rare Coins for $300,000 which was reflected as an increase to customer lists.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Period ending December 31, 2010:
2011 (remaining 6 months)	$220
2012	533
2013	528
2014	473
2015	423
Thereafter	2,185
Total	$4,362

6.     ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable consists of the following:

in thousands	December 31, 2010	June 30, 2010

Trade payable to customers and other accounts payable	$22,197	$6,859
Advances from customers	22,051	12,153
Net liability on margin accounts	23,491	10,530
Other accounts payable	423	303
Derivative liabilities — futures contracts	4,987	507
Derivative liabilities — forward contracts	—	45
	$73,149	$30,397

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

The income tax provision for the six months ended December 31, 2010 and 2009 consists of expense of $62,000 and $881,000 on earnings in tax jurisdictions outside the U.S. and a $208,000 and $(2.865) million expense related to U.S. federal and state jurisdictions. Our effective rate was 16.30% and (166.30%) for the six months ended December 31, 2010 and 2009 respectfully.

We record a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount that we believe is more likely than not to be realized. When we establish or reduce the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $13.0 million and $12.7 million as of December 31, 2010 and June 30, 2010 respectively.

The Company is currently under examination by the IRS for the years ended June 30, 2004, 2005, 2006 and 2007. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are also currently under examination. For our remaining foreign operations, either examinations have been completed by the tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2002.

As of December 31, 2010, we had $26.7 million of unrecognized tax benefits and $1.0 million relating to interest and penalties. Of the total unrecognized tax benefits, $6.2 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. We accrued additional interest and penalties of $0.1 million and $0.1 million during the three and six months ended December 31, 2010. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next twelve months; however we are unable to predict the outcome at this time.

8.     FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $130.0 million including a facility for letters of credit up to a maximum of $130.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.26% and 0.35% as of December 31, 2010 and June 30, 2010, respectively. Borrowings are due on demand and totaled $109.0 million and $45.2 million for lines of credit and $7.0 million and $4.8 million for letters of credit at December 31, 2010 and at June 30, 2010, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $14.0 million and $65.0 million at December 31, 2010 and June 30, 2010 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of December 31, 2010 were $30.2 million and $72.3 million , respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $10.1 million and $40.8 million as of December 31, 2010 and June 30, 2010, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $7.0 million and $4.8 million million as of December 31, 2010 and June 30, 2010, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.8 million and $1.4 million and $0.4 million and $0.8 million for the three and six months ended December 31, 2010 and 2009, respectively.

In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), Bowers and Merena Auctions, LLC ("Bowers"), and Teletrade, Inc. ("Teletrade"), entered into a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, Bowers and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (3.25% as of December 31, 2010, which is subject to change), plus a margin. Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender. As of December 31, 2010, the total amount borrowed with this lender was $16.5 million, $11.5 million by A-Mark and $5.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2010 were $1.0 million. As of June 30, 2010 the total amount borrowed was $7.7 million, $2.0 million by SNI and $5.7 million by A-Mark.

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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity- contracts. Realized and unrealized net gains (losses) on derivative instruments in the consolidated statements of operations for the three and six months ended December 31, 2010 and 2009 were $(30.5) million, $(35.2) million, $(14.4) million, and $(17.0) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at December 31, 2010 and at June 30, 2010:

in thousands	December 31, 2010	June 30, 2010
Trading Inventory, net	$140,361	$113,752
Less unhedgable inventory:
Inventory reserve	—	350
Inventory held at cost	(2,455)	—
Premium on metals position	(1,172)	(1,034)
Subtotal	136,734	113,068
Commitments at market:
Open inventory purchase commitments	278,642	153,215
Open inventory sale commitments	(231,983)	(56,903)
Margin sale commitments	(37,841)	(19,356)
Premiums on open commitment positions	463	(26)
Inventory borrowed from suppliers	(10,118)	(40,841)
Advances on industrial metals	3,189	1,508
Inventory subject to price risk	139,086	150,665
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	—	49,985
Precious metals futures contracts at market values	142,290	105,769
Total market value of derivative financial instruments	142,290	155,754
Net inventory subject to price risk	$(3,204)	$(5,089)

in thousands	December 31, 2010	June 30, 2010
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(3,204)	$(5,089)
Open inventory sale commitments with affiliates	(168)	—
Open inventory purchase commitments with affiliates	3,910	4,981
Premium on open commitments with affilitates	17	—
Net inventory subject to price risk, A-Mark stand-alone basis	$555	$(108)
At December 31, 2010 and June 30, 2010, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $278.6 million and $153.2 million and $(232.0) million and $(56.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $0.0 million and $50.0 million and $142.3 million and $105.8 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2010 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2010, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

The Company has determined that WGBV was a variable interest entity (“VIE”) and that A-Mark is the primary beneficiary. In accordance with ASC 810 Consolidation, A-Mark has consolidated the financial position of WGBV as of December 31, 2010, and June 30, 2010, and the results of its operations for the six months ended December 31, 2010 and 2009 in these consolidated financial statements.
Non-controlling interest represents Auctentia’s 20% share in the net assets and income of A-Mark and the outside partner's 50% interest in the net assets and income of the WGBV joint venture.
The Company's consolidated balance sheet includes the following non-controlling interests as of December 31, 2010 and June 30, 2010:

in thousands	December 31, 2010	June 30, 2010

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$7,807	$7,018
Winter Games Bullion Ventures, LLC. 50% outside interest	5	5
Total	$7,812	$7,023
The Company's consolidated statement of operations for the three and six months ended December 31, 2010 and 2009 included the following non-controlling interest components:

	Three Months Ended		Six Months Ended
in thousands	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$519	$464	$787	$763
Winter Games Bullion Ventures, LLC. 50% interest	—	18	—	132
Total	$519	$482	$787	$895
The following table summarizes the balance sheet of WGBV:

in thousands	December 31, 2010	June 30, 2010

Cash	$10	$10
Total Assets	$10	$10
Members’ equity	$10	$10
Total liabilities and members’ equity	$10	$10
The following table summarizes the statements of income of WGBV:

	Six Months Ended	Six Months Ended
in thousands	December 31, 2010	December 31, 2009

Sales	$—	$21,997
Cost of products sold	—	21,456
Gross profit	—	541
Operating and other expenses	—	276
Net income	$—	$265

11. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 to the Notes to Consolidated Financial Statements in the 2010 Annual Report for information relating to minimum rental commitments under operating leases, consulting and employment contracts, and other commitments.

12. LITIGATION
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2010 Annual Report on Form 10-K, and in Note 15 to the Notes to our Condensed Consolidated Financial Statements in our 2010 Annual Report. On January 24, 2011, the Spanish magistrate issued a letter of request to U.S. authorities seeking to depose Mr. Manning and Mr. Crawford in the U.S. The other defendants in the Spanish criminal case have previously been deposed.

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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At December 31, 2010, there were 478,024 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options.
During the three and six months ended December 31, 2010 and 2009, the Company recorded no expense in the consolidated statement of operations related to the vesting of previously issued employee stock options. The Company made no grants during the six months ended December 31, 2010 and 2009.

The following table summarizes the stock option activity for the six months ended December 31, 2010:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2010	604,325	$5.89	$104	$4.63
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	46,700	8.46	43	8.45
Forfeited	—	—	—	—
Outstanding at December 31, 2010	557,625	$5.90	$61	$4.32
Shares exercisable at Decmeber 31, 2010	557,625	$5.90	$61	$4.32

Following is a summary of the status of stock options outstanding at December 31, 2010:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	379,625	2.3	$2.30	379,625	$2.30
5.01	10.00	13,000	2.9	8.97	13,000	8.97
10.01	15.00	165,000	3.3	13.90	165,000	13.90
		557,625	2.6	$5.89	557,625	$5.89
The Company has issued restricted stock to certain members of management, key employees, and directors. During the six months ended December 31, 2010 and 2009, the Company granted 344,056 and 508,226 restricted shares at a weighted average issuance price of $1.89 and $2.65, respectively. Such shares generally vest after 1 year from the date of grant. Total compensation expense recorded for restricted shares for the three and six months ended December 31, 2010 and 2009 was $0.14 million, $0.26 million, $0.44 million, and $0.75 million respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $1.0 million.
The following table summarizes the restricted stock grant activity for the six months ended December 31, 2010:

	Shares	Weighted Average share price at grant date
Outstanding at June 30, 2010	877,061	$2.51
Shares granted	344,056	1.89
Shares issued	(565,670)	2.69
Shares forfeited	(5,000)	2.05
Shares withheld for employee taxes	(103,930)	2.82
Outstanding at December 31, 2010	546,517	$1.92
Vested but unissued at December 31, 2010	42,729	$1.99
Stock Appreciation Rights.
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of December 31, 2010 and as of June 30, 2010, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06 and $12.06 per share, respectively. At December 31, 2010 and at June 30, 2010, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three and six months ended December 31, 2010 and 2009, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
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

	Three Months Ended		Three Months Ended		Six Months Ended	Six Months Ended
in thousands	December 31, 2010		December 31, 2009		December 31, 2010	December 31, 2009

			(as restated)			(as restated)
Revenue:
Trading	$1,655,313		$1,664,296		$3,106,167	$2,593,176
Collectibles:
Coins	49,766		35,734		93,577	77,991
Stamps	4,061		4,440		4,709	9,404
Wine	872		404		1,438	404
Militaria, and other	402		442		809	779
Total Collectibles	55,101		41,020		100,533	88,578
Total revenue	$1,710,414		$1,705,316		$3,206,700	$2,681,754

in thousands	Three Months Ended		Three Months Ended		Six Months Ended	Six Months Ended
Revenue by geographic region:	December 31, 2010		December 31, 2009		December 31, 2010	December 31, 2009
United States	$1,675,469		$1,702,820		$3,141,982	$2,677,099
Asia Pacific	323		348		355	698
Europe	34,622		2,148		64,363	3,957
Total revenue	$1,710,414		$1,705,316		$3,206,700	$2,681,754

in thousands	Three Months Ended		Three Months Ended		Six Months Ended	Six Months Ended
Operating income (loss):	December 31, 2010		December 31, 2009		December 31, 2010	December 31, 2009
Trading	$3,251		$2,189		$4,376	$3,971
Collectibles	2,249		1,416		1,455	701
Corporate expenses	(1,811)		(2,604)		(3,821)	(5,095)
Operating income (loss)	$3,689		$1,001		$2,010	$(423)

in thousands	Three Months Ended		Three Months Ended		Six Months Ended	Six Months Ended
Depreciation and amortization:	December 31, 2010		December 31, 2009		December 31, 2010	December 31, 2009
Trading	$168	161	$161	178	$329	$339
Collectibles (1)	207	209	243	279	416	522
Corporate	7	6	5	4	13	9
Deprecation and amortization	$382		$409		$758	$870
(1) Amounts do not include impairment charges for the three and six months ended December 31, 2010 in the amount of $293,251.

in thousands	December 31, 2010	June 30, 2010
Inventories by segment/geographic region:
Trading:
United States	$139,316	$113,752
Europe	1,045	—
Total Collectibles	140,361	113,752
Collectibles:
United States	28,605	23,489
Europe	937	819
Asia	23	17
Total Collectibles	29,565	24,325
Total inventories	$169,926	$138,077

in thousands	December 31, 2010	June 30, 2010
Total assets by segment/geographic region:
Trading:
United States	$221,626	$171,507
Europe	1,184	257
Total Trading	222,810	171,764
Collectibles:
United States	47,499	40,541
Europe	18,167	15,673
Asia	6,472	906
Total Collectibles	72,138	57,120
Corporate and other	17,147	7,851
Total assets of continuing operations	$312,095	$236,735

in thousands	December 31, 2010	June 30, 2010
Total long term assets by segment/geographic region:
Trading:
United States	$9,890	$10,017
Europe	35	38
Total Trading	9,925	10,055
Collectibles:
United States	2,031	2,334
Europe	1,537	1,170
Asia	139	142
Total Collectibles	3,707	3,646
Corporate and other	5,814	5,843
Total long term assets of continuing operations	$19,446	$19,544

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

As of December 31, 2010 and June 30, 2010, the components of accumulated other comprehensive income is as follows:

in thousands	December 31, 2010	June 30, 2010

Unrealized income on marketable securities, net of tax	$—	$91
Foreign currency translation gain	6,515	3,438
Accumulated other comprehensive income	$6,515	$3,529

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

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and June 30, 2010, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2010

	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$136,735	$—	$—	$136,735
Derivative assets — open sales and purchase commitments	—	8,297	—	8,297
Total assets valued at fair value:	$136,735	$8,297	$—	$145,032
Liabilities:
Liability on borrowed metals	$(10,118)	$—	$—	$(10,118)
Liability on margin accounts	(23,491)	—	—	(23,491)
Derivative liabilities — futures contracts	—	(4,987)	—	(4,987)
Total liabilities valued at fair value:	$(33,609)	$(4,987)	$—	$(38,596)

	June 30, 2010

	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$113,069	$—	$—	$113,069
Derivative assets — open sales and purchase commitments	—	1,698	—	1,698
Total assets valued at fair value:	$113,069	$1,698	$—	$114,767
Liabilities:
Liability on borrowed metals	$(40,841)	$—	$—	$(40,841)
Liability on margin accounts	(10,530)	—	—	(10,530)
Derivative liabilities — futures contracts	—	(507)	—	(507)
Derivative liabilities — forward contracts	—	(45)	—	(45)
Total liabilities valued at fair value:	$(51,371)	$(552)	$—	$(51,923)

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

Goodwill and Other Intangibles
The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of June 30, 2010 aggregated by the level in the fair value hierarchy within which the measurements fall:

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

The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of December 31, 2010 aggregated by the level in the fair value hierarchy within which the measurements fall:

	December 31, 2010

(in thousands)	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Goodwill and other intangible assets:
Goodwill	$—	$—	$30	$30
Trade names	—	—	451	451
Customer relationships	—	—	293	293
Total assets at fair value (after impairment):	$—	$—	$774	$774

On December 1, 2010 (effective January 17, 2011) we entered into an agreement to sell certain assets of Greg Martin Auctions which required us to evaluate the carrying value of those assets. Based on the assessment we recorded impairment charges for the three and six months ended December 31, 2010 in the amount of $0.2 million related to trade names and $0.1 million related to customer relationships.

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

17. SUBSEQUENT EVENTS

On November 8, 2010, the Company entered into a purchase and sale agreement to acquire a building located in Irvine,California, subject to certain terms and conditions, including completion of due diligence on the subject property. The total purchase price for the building is $7.6 million. As part of the purchase price, and subject to consent of the lender, the Company will assume the current loan on the property, secured by a first deed of trust, with an approximate unpaid principal balance of $6.6 million. The balance of the purchase price will be paid in cash at the closing. The building is approximately 54,000 square feet, and assuming the transaction closes, will serve as the new headquarters of Spectrum Group International and its affiliated companies. If the conditions to the purchase are not met, the agreement will terminate without any liability to the Company. The company anticipates to complete the purchase by the end of the third quarter of fiscal year 2011.
On January 3, 2011 Bowers & Merena Auctions, LLC ("B&M”), a wholly owned subsidiary of Spectrum Group International, Inc. (“SGI”), entered into a joint venture agreement ("Contribution Agreement") with Stack's LLC ("Stack's") to combine their operations. The new company, which will be known as Stack's-Bowers Numismatics, LLC is owned 51% by B&M and 49% by Stack's. B&M and Stack's also executed an Operating Agreement, which will govern the operation of the LLC.

Under the terms of the Contribution Agreements, B&M contributed substantially all of its operating assets (excluding inventory and other specified assets) plus cash in the amount of $3.8 million to the LLC in exchange for a 51% membership interest in the LLC. The funds for the acquisition were obtained from working capital. Stack's has contributed substantially all of its operating assets (excluding inventory and other specified assets) to the LLC plus $0.5 million in cash in exchange for a 49% membership interest in the LLC and cash in the amount of $3.3 million. Both B&M and Stack's are engaged in the business of selling retail coins, paper money and other numismatic collectibles and the business of conducting auctions of coins, paper money and other numismatic collectibles.

The Operating Agreement provides for various affiliates of the LLC to provide accounting, marketing, IT, management and other services to the LLC, in exchange for specified annual fees. The LLC will also pay to SGI an annual overhead allocation fee. The Operating Agreement provides for loans to be made from the members under certain circumstances.

In addition, the LLC has entered into distribution agreements with affiliates of B&M and Stack's, including agreements with Spectrum Numismatics International, Inc., A-Mark Precious Metals, Inc. and Stack's. All transactions that are deemed to be “related party” transactions will be required to be approved by the Audit Committee of the Board of Directors of SGI.

B&M will account for this transaction as an acquisition under Accounting Standards Codification ("ASC") 805 - Business Combination.

B&M entered into a three year employment agreement with Chris Napolitano, owner of Summit Rare Coins, Inc. ("Summit"), effective January 1, 2011. The agreement includes a based salary, annual bonus, performance bonus, and restricted stock unites ("RSU"). In addition, on November 23, 2010, B&M purchased certain assets of Summit for $0.3 million. The terms of the purchase agreement required an initial payment of $0.3 million. In conjunction with the employment agreement, the Company executed a promissory note of $0.3 million which is payable upon maturity on March 31, 2013 with an interest rate of 6% per annum. This promissory note will be deemed to have been paid in full if Chris Napolitano is not employed at the maturity of the note. The purchase of Summit is accounted for as an acquisition under ASC 805 - Business Combination.

On December 1, 2010, Martin Osher Gallo, LP. ("MOG") entered into an agreement to purchase certain assets of Greg Martin Auction ("GMA"), a wholly owned subsidiary of SGI effective January 17, 2011. The purchase was $0.3 million payable over two periods, plus a Contingent Payment based certain auction sales.

18. RELATED PARTY

From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase is made at auction and each consignment is entered into with similar terms and conditions that is normally offered to a third party. During the second quarter-ended December 31, 2010, the Company's officers and directors consigned to the Company $0.1 million and purchased from the Company $0.3 million.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the three and six months ended December 31, 2010 and 2009.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2010. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. Our reporting segments are defined in Note 14 of the Notes to Condensed Consolidated Financial Statements. For the three months ended December 31, 2010, total revenue was $1.71 billion comprising of Trading segment revenue of $1.66 billion, or 96.8% of our total revenue and Collectibles segment revenue of $55.1 million or 3.2% of our total revenues. Total revenue for the three month period increased$5.1 million or 0.3% from $1.705 million for the comparable period last fiscal year. The slight decrease in Trading revenue of $9.0 million was offset by a $14.1 million or 34.3% increase in our Collectibles segment revenue to $55.1 million in the current three month period from $41.0 million for the three month period ended December 31, 2009. Total revenue for the six month period ended December 31, 2010 increased $0.5 billion or 19.6% to $3.21 billion from $2.68 billion for the same comparable period ended December 31, 2009. The increase was driven by a increase of $0.5 billion or 19.8% and increase of $12.0 million or 13.5% in our Trading and Collectibles segment revenue, respectively, for the six month period ending December 31, 2010 when compared to the same period last year. The increase in Trading segment revenue was attributable to an overall increase in metal ounces sold and an increase in average price per ounce for gold and silver for the current six months compared to the prior six months. The increase in collectible segment revenue was driven by a general rise in numismatic activity and a very successful fall auction calendar which generated higher aggregate sales versus the previous year.
Operating income for the three months ended December 31, 2010 increased $2.7 million to $3.7 million, from $1.0 million in the prior period. For the six months ended December 31, 2010 operating income increased $2.4 million to $2.0 million from an operating loss of $0.4 million for the six months ended December 31, 2009. Salaries and wages was the main driver of improved operating results as salaries and wages for three and six month period decreased 24.3% and 19.7%, respectively. Operating income was positively effected by a decrease of $0.8 million or 30.5% and $1.3 million or 25.0% in Corporate expenditures for the three and six months period ending December 31, 2010 when compared to the same period last year. This decrease in Corporate expenditures was the result of our continued efforts to streamline our accounting and financial reporting processes.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended and Six Months Ended December 31, 2010 and 2009
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2010 and 2009 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2010	revenue	2009 (1)	revenue	(decrease)	(decrease)
Revenue	$1,710,414	100.0%	$1,705,316	100.0%	$5,098	0.3%
Gross profit	15,884	0.9	14,072	0.8	1,812	12.9
General and administrative expenses	5,606	0.3	4,852	0.3	754	15.5
Salaries and wages	5,914	0.3	7,810	0.5	(1,896)	(24.3)
Depreciation and amortization	675	—	409	—	266	65.0
Operating income	3,689	0.2	1,001	0.1	2,688	268.5
Interest income	2,344	0.1	1,727	0.1	617	35.7
Interest expense	(1,103)	(0.1)	(682)	—	421	61.7
Other income (expense), net	(364)	—	(458)	—	94	(20.5)
Unrealized gain(loss) on foreign exchange	678	—	484	—	194	40.1
Income before income taxes	5,244	0.3	2,072	0.1	3,172	153.1
Income taxes (benefit)	143	—	(424)	—	567	(133.7)
Net income	5,101	0.3	2,496	0.1	2,605	104.4
Less: Net profit attributable to the noncontrolling interest	(519)	—	(482)	—	(37)	7.7
Net income attributable to Spectrum Group International, Inc.	$4,582	0.3%	$2,014	0.1%	$2,568	127.5%

			Increase/	% of Increase/
	2010	2009	(decrease)	(decrease)
Earnings per share attributable to Spectrum Group International, Inc.
Basic	$0.14	$0.06	$0.08	124.6%
Diluted	$0.14	$0.06	$0.08	127.8%
Weighted average shares outstanding
Basic	32,401	31,985
Diluted	32,913	32,953

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 Basis of Presentation and Summary of Significant Accounting Policies.

The operating results of our business for the six months ended December 31, 2010 and 2009 are as follows:

		% of		% of	Increase/	% of Increase/
in thousands	2010	revenue	2009 (1)	revenue	(decrease)	(decrease)
Revenue	$3,206,700	100.0%	$2,681,754	100.0%	$524,946	19.6%
Gross profit	24,927	0.8	24,849	0.9	78	0.3
General and administrative expenses	10,725	0.3	10,535	0.4	190	1.8
Salaries and wages	11,141	0.3	13,867	0.5	(2,726)	(19.7)
Depreciation and amortization	1,051	—	870	—	181	20.8
Operating income (loss)	2,010	0.1	(423)	—	2,433	575.2
Interest income	4,082	0.1	3,120	0.1	962	30.8
Interest expense	(1,912)	(0.1)	(1,051)	—	861	81.9
Other income (expense), net	(451)	—	80	—	(531)	(663.8)
Unrealized gain(loss) on foreign exchange	(2,076)	(0.1)	(533)	—	1,543	289.5
Income before income taxes	1,653	0.1	1,193	—	460	38.6
Income taxes (benefit)	270	—	(1,984)	(0.1)	2,254	(113.6)
Net income	1,383	—	3,177	0.1	(1,794)	(56.5)
Less: Net profit attributable to the noncontrolling interest	(787)	—	(895)	—	108	(12.1)
Net income attributable to Spectrum Group International, Inc.	$596	—%	$2,282	0.1%	$(1,686)	(73.9)%

			Increase/	% of Increase/
	2010	2009	(decrease)	(decrease)
Earnings per share attributable to Spectrum Group International, Inc.
Basic	$0.02	$0.07	$(0.05)	(74.3)%
Diluted	$0.02	$0.07	$(0.05)	(74.0)%
Weighted average shares outstanding
Basic	32,394	31,851
Diluted	32,906	32,819

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 Basis of Presentation and Summary of Significant Accounting Policies.

Revenues and Gross Profit
Revenues for the three months ended December 31, 2010 increased $5.1 million, or 0.3%, to 1.710 billion from 1.705 billion in 2009. Our Collectible segment revenues increased $14.1 million or 34.3% for the three months and increased $12.0 million or 13.5% for the six months ended December 31, 2010 compared to the same period for 2009. This increased was offset by a decrease of $9.0 million in our Trading segment revenues. Total revenues for the six months ended December 31, 2010 increased $524.9 million or 19.6% to $3.2 billion when compared to the same period last year. The Trading segment was the main contributing factor to the increase, as Trading revenues increased $513.0 million to $3.1 billion from $2.6 billion during the current six months ending December 31, 2010. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the three months ended December 31, 2010 increased$1.8 million to $15.9 million from $14.1 million in 2009. An increase of $0.15 million in our Trading segment's gross profit contributed to the increase. In addition, the Collectibles segment's gross profit increased $1.7 million to $9.6 million from $7.9 million for the three months ended December 31, 2010 when compared to the three months ended December 31, 2009. Gross profit for the six months ended December 31, 2010 increased $0.1 million to $24.9 million from $24.8 million in 2009. Our Trading segment's gross profit decreased $0.5 million to $10 million from $10.5 million for the six month period ending December 31, 2010. Gross profit in our Collectibles segment increased $0.6 million to $15.0 million from $14.4 million for same period. Our gross profit margins increased to 0.9% for the three months ended December 31, 2010 from 0.8% in 2009 and decreased to 0.8% for the six months ended December 31, 2010 from 0.9% in 2009. Our gross profit margins decreased 0.1% and 1.3% in our Trading and Collectibles segments for the six months ended December 31, 2010. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses increased $0.8 million, or 15.5%, to $5.6 million for the three months ended December 31, 2010 from $4.9 million in 2009. For the six months ended December 31, 2010, general and administration expenses increased $0.2 million to $10.7 million for the same period in 2009. The increase was not attributable to anyone one factor but due to multiple expenses that were incurred to support the increase in business related to our Collectible segment.
Salaries and wages decreased $1.9 million, or 24.3%, to $5.9 million for the three months and decreased $2.7 million or 19.7% for the six ended December 31, 2010, respectively when compared to the same period in 2009 . The decrease was related to lower performance based compensation accruals compared to the same period last year.
Depreciation and amortization expense increased $0.3 million or 65.0% to $0.7 million for the three months ended December 31, 2010 and increased $0.2 million or 20.8% for the six months ended December 31, 2010. The increase was as a result of a $0.3 million impairment charge related to the intangibles of Greg Martin Auctions (GMA) which arose from a pending sale subsequent to December 31, 2010.
Interest Income
Interest income increased by $0.6 million, or 35.7% and increased $1.0 million, or 30.8% for the three and six months ended December 31, 2010 when compared to the same periods in 2009. The increase was due to the Trading segment's increases in its financing and liquidly service business.
Interest Expense
Interest expense for the three months ended December 31, 2010 increased $0.4 million, or 61.7% and increased by $0.9 million, or 81.9% for the six months ended December 31, 2010 when compared to 2009. This was related primarily to the Trading segment's usage of its line of credit (the "Trading Facility") as well as our Collectibles line of credit (the "Collectibles Facility"). Both our Trading and Collectible segment utilize their lines of credit extensively for working capital requirements. For the three and six months ended December 31, 2010 and 2009, our consolidated average debt balance was approximately $89.9 million and $75.8 million and $49.6 million and $49.3 million, respectively. The Company’s increase in interest expense was due primarily to a higher outstanding average loan balance in the current periods. The Company’s base LIBOR rate increased to 0.26% at December 31, 2010 from 0.23% at December 31, 2009.
Net Other Income/(Expenses)
Net other income /(expenses) decreased by $0.1 million, or 20.5%, to $0.36 million expense for the three month period in 2010 from $0.46 million expense for the three month period in 2009. Net other income/(expenses) increased to $0.5 million expense for the six months ended December 31, 2010 from $0.1 million income when compared to the same period last year. Changes for both the three and six month period were the result of various miscellaneous items.
Provision for Income Taxes
Our income tax expense (benefit) was approximately $0.1 million and $(0.4) million for the three months ended December 31, 2010 and 2009, respectively. Our effective tax rate for the six months ended December 31, 2010 and 2009 was approximately 16.3% expense and (166.3)%, benefit, respectively. Our income tax provision (benefit) of approximately $0.3 million and $(2.0) million for the six months ended December 31, 2010 and 2009, respectively.
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
Non-controlling Interests
Net income attributable to non-controlling interests increased $0.04 million, or 7.7%, to $0.5 million for the three months ended December 31, 2010 from $0.5 million in 2009. Net income attributable to non-controlling interest decreased $0.1 million to $0.8 million from $0.9 million for the six months ended December 31, 2010 compared to 2009. The change was primarily due to higher 2010 profits in the Trading segment, which is 20%-owned by Auctentia.
Net Income
Net income increased $2.6 million, or 127.5% and decreased $1.7 million or 73.9% for the three and six months ending December 31, 2010. Factors contributing to the three month increase were due to strong second quarter results within our Trading and Collectibles segment as well as significant cost reductions in corporate expenses when compared to the prior year quarter. For the six months ending December 31, 2010, the decrease was directly related to a $2.1 million in unrealized loss on foreign currency translation adjustment. This non-cash unrealized foreign currency loss directly relates to the translation of intercompany loans between Spectrum Group International, Inc and its wholly owned international subsidiaries from Euros to USD in the condensed consolidated financial statements. This decrease was offset by increases in operating income in our Trading and Collectibles segment of $0.4 million and $0.8 million , respectively and a reduction of corporate expenses of $1.3 million.
Earnings per Share
For the three and six months period ending December 31, 2010, basic and diluted earnings per share increased $0.08 or 124.6% to $0.14 and decreased $0.05 or 74.3% to $0.02, respectively. The change in both basic and diluted earnings per share was primarily due to changes in net income (loss) for the company.
Trading Operations
The operating results of our Trading segment for the three months ended December 31, 2010 and 2009 are as follows:

		% of		% of	$	%
In thousands	2010	revenue	2009 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,655,313	100.0%	$1,664,296	100.0%	$(8,983)	(0.5)%
Gross profit	6,295	0.4	6,143	0.4	152	2.5
General and administrative expenses	832	0.0	719	0.0	113	15.7
Salaries and wages	2,044	0.1	3,074	0.2	(1,030)	(33.5)
Depreciation and amortization	168	0.0	161	0.0	7	4.3
Operating income	$3,251	0.2%	$2,189	0.1%	$1,062	48.5%

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note [1] to the consolidated financial statements.

The operating results of our Trading segment for the six months ended December 31, 2010 and 2009 are as follows:

		% of		% of	$	%
In thousands	2010	revenue	2009 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$3,106,167	100.0%	$2,593,176	100.0%	$512,991	19.8%
Gross profit	9,947	0.3	10,463	0.4	(516)	(4.9)
General and administrative expenses	1,739	0.1	1,389	0.1	350	25.2
Salaries and wages	3,503	0.1	4,764	0.2	(1,261)	(26.5)
Depreciation and amortization	329	0.0	339	0.0	(10)	(2.9)
Operating income	$4,376	0.1%	$3,971	0.2%	$405	10.2%

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note [1] to the consolidated financial statements.

Trading Revenues
Our Trading segment revenues decreased by $9.0 million, or 0.5%, to $1.655 billion for the three months ended December 31, 2010 from $1.664 billion in 2009. For the six months ended December 31, 2010 trading segment revenues increased $513.0 million, or 19.8% to $3.1 billion from $2.6 billion for the same period in 2009. Our trading business experienced a decrease in the amount of ounces of gold sold during the current quarter versus the same quarter of the prior year. This decrease was offset by a large increase in ounces of silver sold during the same period. For the six month period, gold ounces sold decreased as ounces of silver sold continued to increase. The decrease in ounces of gold sold negatively impacted revenues; however, the increase in the ounces of silver sold coupled with strong increases in average prices of gold and silver drove revenues higher for the six month period when compared to the same six month period in the prior year.
Gross Profit
Gross profit for the three months ended December 31, 2010 increased by $0.15 million or 2.5%, to $6.3 million in December 31, 2010 from $6.1 million in 2009. During the six months ended December 31, 2010, gross profit decreased $0.5 million to $9.9 million from $10.5 million in 2009. The cause of the decrease during the six month period was due to an increase in our storage fees related to the continued expansion of finance and liquidity services offered by our Trading business. As our finance and liquidity service business increases, charges related to holding physical metals increases, impacting our cost of goods sold. The interest income directly attributable to our finance and liquidity service business is shown in the Interest Income line on our Condensed Consolidated Statement of Operations. Interest income for the three and six months ended December 31, 2010 increased $0.6 million and $1.0 million to $2.3 million and $4.1 million, respectively.
General and Administrative Expenses
General and administrative expenses increased by $0.1 million, or 15.7% and $0.4 million, or 25.2% for the three and six months ended December 31, 2010 from in 2009. There were no material items that contributed to this increase.
Salaries and Wages
Salaries and wages decreased by $1.0 million, or 33.5%, and $1.3 million, or 26.5% to for the three and six months ended December 31, 2010. This was due primarily to lower levels of contractual performance based compensation expense recorded the three and six months period ending when compared to the same period last year.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended December 31, 2010 was consistent with the prior year.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009 (1)		$	%
in thousands	$	% to total	$	% to total	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$55,101	100.0%	$41,020	100%	$14,081	34.3%
Revenues by Collectible Type:
Philatelic	$4,061	7.4%	$4,440	10.8%	$(379)	(8.5)%
Numismatics	49,766	90.3	35,734	87.1	14,032	39.3
Wine	872	1.6	404	1.0	468	1.2
Militaria	402	0.7	442	1.1	(40)	(9.0)
	$55,101	100.0%	$41,020	100.0%	$14,081	34.3%

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note [1] to the consolidated financial statements.

The revenues in our operations by collectible type for the six months ended December 31, 2010 and 2009 are as follows:

	December 31, 2010		December 31, 2009 (1)		$	%
in thousands	$	% to total	$	% to total	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$100,533	100.0%	$88,578	100.0%	$11,955	13.5%
Revenues by Collectible Type:
Philatelic	4,709	4.7%	9,404	10.6%	(4,695)	(49.9)%
Numismatics	93,577	93.1	77,991	88.0	15,586	20.0
Wine	1,438	1.4	404	0.5	1,034	255.9
Militaria	809	0.8	779	0.9	30	3.9
	$100,533	100.0%	$88,578	100.0%	$11,955	13.5%

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note [1] to the consolidated financial statements.

Collectible Revenue
Our Collectible segment revenues increased by $14.1 million, or 34.3%, to $55.1 million for the three months ended December 31, 2010 from $41.0 million in 2009. For the six months ended December 31, 2010 collectible segment revenues increased $12.0 million, or 13.5% to $100.5 million from $88.6 million for the same period in 2009. The second quarter experienced strong revenue growth in both the Numismatics Wholesale and Coin and Wine auction houses for the three and six month periods. Attributable to the increase was strong demand and pricing for numismatic products and strong auction results for our coin and wine auctions in the current quarter. Revenues were positively impacted by approximately $3.1 million due to a change when we recognize revenue in our wholesale business. During the current quarter ended December 31, 2010, the Company implemented appropriate procedures and documentation within its wholesale operations in order to satisfy the requirements for recognizing revenue based on FOB destination rather than cash receipts. Revenues were negatively impacted by a continued decline in our U.S. Philatelic and Militaria auction business due to our planned contraction of these units. During the quarter we decided to contract our U.S. Philatelic business by decreasing the number of auctions held in the United States. We also plan to shift the management of our U.S. Philatelic business to Europe where we have operational efficiencies and a stronger philatelic presence which should help our U.S. Philatelic operations going forward. We also decided to exit the Militaria auction business as we have signed an agreement to sell certain assets of Greg Martin Auctions on January 18, 2011.
The operating results of our Collectibles segment for the three months ended December 31, 2010 and 2009 are as follows:

		% of		% of	$	% of
in thousands	2010	revenue	2009 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$55,101	100.0%	$41,020	100.0%	$14,081	34.3%
Gross profit	9,589	17.4	7,929	19.3	1,660	20.9
Selling, general and administrative expenses	3,571	6.5	2,313	5.6	1,258	54.4
Salaries and wages	3,269	5.9	3,957	9.6	(688)	(17.4)
Depreciation and amortization	207	0.4	243	0.6	(36)	(14.8)
Impairment of goodwill and intangible assets	293	0.5	—	—	293	N/A
Operating income (loss)	$2,249	4.1%	$1,416	3.5%	$833	58.8%

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note [1] to the consolidated financial statements.

The operating results of our Collectibles segment for the six months ended December 31, 2010 and 2009 are as follows:

		% of		% of	$	% of
in thousands	2010	revenue	2009 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$100,533	100.0%	$88,578	100.0%	$11,955	13.5%
Gross profit	14,980	14.9	14,386	16.2	594	4.1
Selling, general and administrative expenses	6,581	6.5	5,683	6.4	898	15.8
Salaries and wages	6,235	6.2	7,480	8.4	(1,245)	(16.6)
Depreciation and amortization	416	0.4	522	0.6	(106)	(20.3)
Impairment of goodwill and intangible assets	293	0.3	—	—	293	N/A
Operating income (loss)	$1,455	1.4%	$701	0.8%	$754	107.6%

(1)
The 2009 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note [1] to the consolidated financial statements.

Gross Profit
Gross profit for the three months ended December 31, 2010 increased by $1.7 million or 20.9%, to $9.6 million in December 31, 2010 from $7.9 million in 2009. During the six months ended December 31, 2010 gross profit increased $0.6 million to $15.0 million from $14.4 million in 2009. The main drivers of the increase was due an increase in overall numismatic activity coupled with strong fall auction results within our coin and wine auction business which is a higher margin business than our wholesale business.
General and Administrative Expense
General and administrative expenses increased by $1.3 million, or 54.4% to $3.6 million from $2.3 million for the three months ended December 31, 2010 when compared to 2009. During the six months ended December 31, 2010 general and administration expenses increased $0.9 million, or 15.8% to $6.6 million from $5.7 million in 2009. The increase is not attributable to any one factor but in general as we see increases in our auction and wholesale businesses we see increases in general and administration expenses for marketing, travel, and other administration expenses not directly associated with the cost of running auctions or attributable to cost of goods sold.
Salaries and Wages
Salaries and wages decreased by $0.7 million, or 17.4%, and $1.2 million, or 16.6% to for the three and six months ended December 31, 2010. The primary reason for the decrease was lower levels of contractual performance based compensation expense in 2010 from 2009.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended December 31, 2010 decreased 14.8% and 20.3%, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the six months ended December 31, 2010 and 2009:

in thousands	2010	2009
		(As Restated)
Cash provided by (used in) operating activities	$(53,495)	$1,897
Cash provided by investing activities	4,532	2,708
Cash provided by (used in) financing activities	64,300	(5,510)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.

Operating activities used $53.5 million in cash in the six months ended December 31, 2010 versus a source of $1.9 million in the six months ended December 31, 2009. A primary source of cash in 2010 operating cash flows were the impact of $2.1 million and $39.1 million in a non-cash item related to unrealized losses from foreign currency and an increase in accounts payable, accrued expenses, and other liabilities. Liabilities from borrowed metals reduced cash from operations by $30.7 million during the period compared to a source of cash in the amount of $17.6 million for the same period in 2009. This was offset by increases in receivables and secured loans of $25.6 million, accounts receivables and consignor advances of $5.5 million, a decrease in litigation settlement of $2.7 million and net inventory purchases of $32.0 million for the current six month period. For the six months ended December 31, 2009 an increase in inventory of $13.8 million, an increase in receivables and secured loans of $1.8 million, a $2.5 million decrease in accounts payable, accrued expenses, and other liabilities and a $3.1 million increase in income taxes payable, negatively impacted cash flows from operations.
Our investing activities provided cash in the six months ended December 31, 2010 of $4.5 million compared to $2.7 million in the six months ended December 31, 2009. Both years were the the result of the maturity of short-term certificates of deposits and in 2009 the sale of marketable securities during the period.
Our financing activities provided $64.3 million in cash for the six months ended December 31, 2010 versus a cash outflow of $5.5 million for the same period last fiscal year. The main contributing factor of the increase was due to an increase borrowings of $66.8 million for the current six month period compared to a net decrease in borrowings of $4.4 million for the same period last year. The increase was offset by dividends paid to our non-controlling party in the amount of $2.5 million for the six month period ended December 31, 2010 versus $1.0 million for the six month period ended December 31, 2009.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $130.0 million including a facility for letters of credit up to a maximum of $130 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.26% and 0.35% as of December 31, 2010 and June 30, 2010, respectively. Borrowings are due on demand and totaled $109.0 million and $45.2 million for lines of credit and $7.0 million and $4.8 million for letters of credit at December 31, 2010 and at June 30, 2010, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $14.0 million and $65.0 million at December 31, 2010 and June 30, 2010 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at December 31, 2010 were $30.2 million and $72.3 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $10.1 million and $40.8 million at December 31, 2010 and at June 30, 2010, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $7.0 million and $4.8 million at December 31, 2010 and at June 30, 2010, respectively.

The Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), Bowers and Merena Auctions, LLC ("Bowers"), and Teletrade, Inc. ("Teletrade"), has a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, Bowers and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (3.25% as of December 31, 2010, which is subject to change), plus a margin. Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender. As of December 31, 2010, the total amount borrowed with this lender was $16.5 million, $11.5 million by A-Mark and $5.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2010 were $1.0 million. As of June 30, 2010 the total amount borrowed was $7.7 million, $2.0 million by SNI and $5.7 million by A-Mark.

Contractual Obligations, Contingent Liabilities, and Commitments
As of December 31, 2010, we have known cash commitments over the next several years as follows:

	Payment due by period
			2 to 3	3 to 4	4 to 5	5 years and
in thousands	Total	1 year	years	years	years	thereafter
Borrowings under line of credit:
Collectibles	$109,000	$109,000	$—	$—	$—	$—
Trading	5,000	5,000	—	—	—	—
Operating lease obligations	1,024	619	293	112	—	—
Total	$115,024	$114,619	$293	$112	$—	$—

The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 9 in the accompanying condensed consolidated financial statements included elsewhere in this document), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity- contracts. Realized and unrealized net gains (losses) on derivative instruments in the consolidated statements of operations for the three and six months ended December 31, 2010 and 2009 were $(30.5) million, $(35.2) million, $(14.4) million, and $(17.0) million, respectively.
At December 31, 2010 and June 30, 2010, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $278.6 million and $153.2 million and $(232.0) million and $(56.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $0.0 million and $50.0 million and $142.3 million and $105.8 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2010 are scheduled to settle within 90 days.

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

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended December 31, 2010, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2010. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2010 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2010 Annual Report, which are incorporated into this filing by reference. There have been no material developments in those legal proceedings since the date of our 2010 Annual Report. On January 24, 2011, the Spanish magistrate issued a letter of request to U.S. authorities seeking to depose Mr. Manning and Mr. Crawford in the U.S. The other defendants in the Spanish criminal case have previously been deposed.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2010 Annual Report, which are incorporated by reference into this filing, except as follows:

We are subject to ongoing obligations in connection with the SEC Settlement, and our failure to comply with those obligations, including the obligation to file our Exchange Act reports for prior periods, could adversely affect our business and the liquidity of our common stock.

As previously disclosed, on March 23, 2009, the Company announced that it had reached a settlement with the SEC (the “SEC Settlement”), which resolved charges filed against the Company in connection with the SEC's investigation into the Company's historical transactions with Afinsa. Under the terms of the SEC Settlement, which was approved by the U.S. District Court for the Southern District of New York on March 30, 2009, the Company consented, without admitting or denying the allegations made in the SEC's complaint, to a permanent injunction against any future violations of certain provisions of the federal securities laws, including those requiring us to make all filings under the Exchange Act.

While we will endeavor to comply fully with the terms of the SEC Settlement, it is possible that the SEC's enforcement staff may take issue with our compliance, despite our efforts. In particular, we are not currently in compliance with the requirement that we make all necessary filings under the Exchange Act; we have not filed amended Reports on Form 10-K for the years ended June 30, 2004, and 2005 (either separately or as part of a comprehensive Report on Form 10-K); we have not filed Reports on Form 10-K for the fiscal years ended June 30, 2006, 2007 and 2008; and we have not filed Reports on Form 10-Q (or amended Reports on Form 10-Q, as the case may be) for any quarter during these fiscal years.

The reason we have not been able to file these Reports on Form 10-K and 10-Q to date is that we face major issues with completing our audits of the financial statements for our North American Philatelic and Corproate Divisions - and therefore the audit of the Company's consolidated financial statements - for the year ended June 30, 2007 and the periods prior thereto. The Company has recently concluded its assessment of its ability to issue audited consolidated financial statements for these periods and now believes that the obstacles to doing so may be insurmountable, regardless of effort or expense.

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

Date:	February 10, 2011	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2011
Gregory N. Roberts

/s/ Paul Soth	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 10, 2011
Paul Soth