Form 10-K/A
period 2010-06-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2011-03-03
CIK 895516

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
(Do not check if smaller reporting company)

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-K/A ANNUAL REPORT
SECOND AMENDMENT
For the Fiscal Year Ended June 30, 2010

This second amendment to the Company's Report on Form 10-K is being filed to include the exhibits required by items 601(b)(31) and (b)(32) of Regulation S-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)The following documents are filed as part of this report:

3.Exhibits required to be filed by Item 601 of Regulation S-K

The information called for by this item is incorporated herein by reference to the Exhibit Index in this report.

EXHIBIT INDEX
Regulation S-K Exhibit Table Item No.
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

Date: March 3, 2011    SPECTRUM GROUP INTERNATIONAL, INC.

By:    /s/ Gregory N. Roberts
Name: Gregory N. Roberts
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	March 3, 2011
Gregory N. Roberts	(Principal Executive Officer)

s/ Paul Soth	Chief Financial Officer and Executive Vice President	March 3, 2011
Paul Soth	(Principal Financial Officer)

/s/ Antonio Arenas	Director	March 3, 2011
Antonio Arenas

/s/ Jeffrey D. Benjamin	Director	March 3, 2011
Jeffrey D. Benjamin

/s/ George Lumby	Director	March 3, 2011
George Lumby

/s/ John Moorhead	Director	March 3, 2011
John Moorhead

/s/ Christopher W. Nolan, Sr.	Director	March 3, 2011
Christopher W. Nolan, Sr.

/s/ Jess M. Ravich	Director	March 3, 2011
Jess M. Ravich