Form 10-K/A
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2011-04-08
CIK 895516

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
(Do not check if smaller reporting company)
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

SPECTRUM GROUP INTERNATIONAL, INC.
THIRD AMEMDMENT TO
FORM 10-K/A ANNUAL REPORT
For the Fiscal Year Ended June 30, 2010

This third amendment to the Company's Report on Form 10-K is being filed to include the certifications of Items 10, 11, 12, 13 and 14 of Form 10-K as required by Items 601(b)(31) and (b)(32) of Regulation S-K.

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

Retirement Plans: The only retirement plan in which the named executive officers participate is our 401(k) plan, open to all employees. Employees are permitted to elect to contribute up to $16,500 (or, in certain cases, $22,500) of their compensation. We provide a 30% matching contribution under the plan without any limit for each employee. Matching contributions to our named executive officers for fiscal 2010 are reflected in the “All Other Compensation” column of the Summary Compensation Table above.

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

Item 14. Principal Accounting Fees and Services.

The following table shows the fees paid or accrued by the Company for the audit and other services provided by BDO USA, LLP (“BDO”) for the most recent two fiscal years.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)    The following documents are filed as part of this report:

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

Date: April 8, 2010	SPECTRUM GROUP INTERNATIONAL, INC.

	By:	/s/ Gregory N. Roberts
	Name:	Gregory N. Roberts
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	April 8, 2011
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	April 8, 2011
Paul Soth	(Principal Financial Officer)

/s/ Antonio Arenas	Director	April 8, 2011
Antonio Arenas

/s/ Jeffrey D. Benjamin	Director	April 8, 2011
Jeffrey D. Benjamin

/s/ George Lumby	Director	April 8, 2011
George Lumby

/s/ John Moorhead	Director	April 8, 2011
John Moorhead

/s/ Christopher W. Nolan, Sr.	Director	April 8, 2011
Christopher W. Nolan, Sr.

/s/ Jess M. Ravich	Director	April 8, 2011
Jess M. Ravich

EXHIBIT INDEX
Regulation S-K Exhibit Table Item No.
31.1	Certification by the Chief Executive Officer. Filed herewith
31.2	Certification by the Chief Financial Officer. Filed herewith.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.