Form 10-Q
period 2011-03-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2011-05-12
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2011 :
32,471,796 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2011

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31,	June 30,
	2011	2010 (1)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$16,836	$22,320
Short-term investments and marketable securities	2,467	6,433
Receivables and secured loans, net — trading operations	72,552	42,901
Accounts receivable and consignor advances, net — collectibles operations	27,662	5,717
Inventory, net	199,024	137,989
Prepaid expenses and other assets	4,451	1,309
Current assets of discontinued operations	447	522
Total current assets	323,439	217,191
Property and equipment, net	3,907	2,092
Goodwill	6,901	5,942
Other purchased intangibles, net	8,427	5,457
Other assets	552	248
Income tax receivables	5,221	4,974
Deferred tax assets	59	144
Non-current assets of discontinued operations	10	687

Total assets	$348,516	$236,735

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables	$105,409	$29,458
Liability on borrowed metals	12,585	40,841
Accrued expenses and other current liabilities	14,868	13,248
Accrued litigation settlement	—	2,697
Income taxes payable	974	825
Lines of credit	100,800	47,200
Deferred tax liability	934	934
Dividend payable to Auctentia	—	2,500
Other current liabilities	390	—
Current liabilities of discontinued operations	122	1,102

Total current liabilities	236,082	138,805

Deferred and other long term tax liabilities	8,548	7,794
Other long term liabilities	306	—
Total liabilities	244,936	146,599

Commitments, contingencies and subsequent events
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 32,468 and 31,893 at March 31, 2011 and June 30, 2010, respectively	325	319
Additional paid-in capital	241,549	241,615
Accumulated other comprehensive income	8,811	3,529
Accumulated deficit	(159,211)	(162,350)

Total Spectrum Group International, Inc. stockholders’ equity	91,474	83,113
Non-controlling interest	12,106	7,023
Total stockholders’ equity	103,580	90,136
Total liabilities and stockholders’ equity	$348,516	$236,735

(1)
The Condensed Consolidated Balance Sheet as of June 30, 2010 is from the audited Consolidated Financial Statements included in the Company's 2010 Annual Report on Form 10-K, as adjusted for discontinued operations presentation of Greg Martin Auctions, Inc.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
		(as restated)		(as restated)
Revenues:
Sales of precious metals	$1,542,653	$1,334,979	$4,648,820	$3,928,155
Collectibles revenues:
Sales of inventory	59,089	31,706	147,775	109,373
Auction services	7,884	4,353	18,922	14,486
Total revenue	1,609,626	1,371,038	4,815,517	4,052,014
Cost of sales:
Cost of precious metals sold	1,534,249	1,330,560	4,630,469	3,913,274
Cost of collectibles sold	55,596	29,792	138,872	101,277
Auction services expense	1,531	913	3,441	3,197
Total cost of sales	1,591,376	1,361,265	4,772,782	4,017,748
Gross profit	18,250	9,773	42,735	34,266
Operating expenses:
General and administrative	6,407	6,831	16,643	16,772
Salaries and wages	7,556	5,805	18,256	19,173
Depreciation and amortization	494	392	1,162	1,135
Total operating expenses	14,457	13,028	36,061	37,080
Operating income (loss)	3,793	(3,255)	6,674	(2,814)
Interest and other income (expense):
Interest income	2,617	1,782	6,696	4,902
Interest expense	(1,156)	(472)	(3,068)	(1,511)
Other (expense) income, net	(14)	(7)	(465)	74
Unrealized (loss) gain on foreign exchange	(1,793)	1,592	(3,869)	1,059
Total interest, other (expense) income, foreign exchange gain (loss)	(346)	2,895	(706)	4,524
Income (loss) before provision for income taxes	3,447	(360)	5,968	1,710
Provision for income taxes	448	2,510	771	579
Net income (loss) from continuing operations	2,999	(2,870)	5,197	1,131
Loss from discontinued operations, net of tax	(152)	(309)	(966)	(1,133)
Net income (loss)	2,847	(3,179)	4,231	(2)
Less: Net income attributable to the non-controlling interests	(305)	(339)	(1,092)	(1,234)
Net income (loss) attributable to Spectrum Group International, Inc.	$2,542	$(3,518)	$3,139	$(1,236)

Basic and diluted income (loss) per share:
Basic - continuing operations	$0.08	$(0.10)	$0.13	$—
Basic - discontinued operations	$—	$(0.01)	$(0.03)	$(0.04)
Diluted - continuing operations	$0.08	$(0.10)	$0.12	$—
Diluted - discontinued operations	$—	$(0.01)	$(0.03)	$(0.04)
Basic - attributable to Spectrum Group International, Inc.	$0.08	$(0.11)	$0.10	$(0.04)
Diluted - attributable to Spectrum Group International, Inc.	$0.08	$(0.11)	$0.09	$(0.04)

Weighted average shares outstanding
Basic	32,468	31,985	32,422	31,895
Diluted	33,169	31,985	33,089	31,895
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands)
(Unaudited)

	Common Stock in Shares	Common Stock in $	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity	Comprehensive Income
Balance, June 30, 2010	31,893	$319	$241,615	$3,529	$(162,350)	$83,113	$7,023	$90,136
Net income	—	—	—	—	3,139	3,139	1,092	4,231	$3,139
Change in cumulative foreign currency translation adjustment	—	—	—	5,282	—	5,282	—	5,282	5,282
Comprehensive income	—	—	—	—	—	—	—	—	$8,421
Taxes paid in exchange for cancellation of restricted shares	—	—	(151)	—	—	(151)	—	(151)
Share based compensation	—	—	467	—	—	467	—	467
Issuance of common stock for restricted stock grants	575	6	(6)	—	—	—	—	—
Purchase price accounting for the Stacks-Bowers Numismatics, LLC Joint Venture Acquisition	—	—	(376)	—	—	(376)	3,988	3,612
Other	—	—	—	—		—	3	3
Balance, March 31, 2011	32,468	$325	$241,549	$8,811	$(159,211)	$91,474	$12,106	$103,580

See accompanying notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2010
		(as restated)
Cash flows from operating activities:
Net income	$4,231	$(2)
Loss from discontinued operations, net of tax	966	1,133
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized loss on foreign currency	3,869	(1,059)
Depreciation and amortization	1,131	1,135
Impairment of intangibles	30	—
Provision for bad debts	74	59
Provision for inventory reserve	270	310
Stock based compensation	467	1,229
Gain on sale of marketable securities	—	(135)
Loss on abandonment of property and equipment	—	114
Changes in assets and liabilities:
Accounts receivable and consignor advances	(21,631)	(110)
Receivables and secured loans	(29,268)	11,922
Inventory	(61,179)	(13,178)
Prepaid expenses and other assets	(2,448)	(54)
Liabilities on borrowed metals	(28,256)	18,452
Accounts payable, accrued expenses and other liabilities	76,917	17,734
Income taxes	379	(443)
Deferred taxes	105	184
Accrued litigation settlement	(2,697)	—
Net cash (used in) provided by continuing operating activities	(57,040)	37,291
Net cash (used in) provided by discontinued operating activities	(996)	981
Net cash (used in) provided by operating activities	(58,036)	38,272
Cash flows from investing activities:
Capital expenditures for property and equipment	(819)	(714)
Cash paid for acquisition, net of cash received	(2,760)	(774)
Cash paid for other intangibles	—	(20)
Maturity of short term investments	4,711	6,049
Decrease in restricted cash	—	650
Sales of marketable securities	—	1,049
Net cash provided by continuing investing activities	1,132	6,240
Net cash provided by (used in) discontinued investing activities	125	(12)
Net cash provided by investing activities	1,257	6,228
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	53,600	(31,750)
Taxes paid on behalf of employees with respect to vesting of restriced shares	(151)	(133)
Dividends paid to noncontrolling interest	(2,500)	(1,000)
Net cash provided by (used in) financing activities	50,949	(32,883)
Effects of exchange rates on cash	346	(428)
Net (decrease) increase in cash and cash equivalents	(5,484)	11,189
Cash and cash equivalents, beginning of period	22,320	17,545
Cash and cash equivalents, end of period	$16,836	$28,734

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended	Nine Months Ended
	March 31, 2011	March 31, 2010
		(as restated)
Supplemental disclosures of cash flow information:
Cash paid during the period:

Interest expense	$707	$927
Income taxes	$2,128	$1,440
Non-cash items:
Accrued purchase consideration	$302	$—
Sale of Greg Martin Auctions, Inc.	$200	$—
Acquisition of Stack's Bowers Numismatics, LLC	$3,498	$—

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2011 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 (the “2010 Annual Report”), as adjusted for the discontinued operations presentation of Greg Martin Auctions, Inc. ("GMA"), as filed with the SEC. Amounts related to disclosure of June 30, 2010 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2010 Annual Report, as adjusted for the discontinued operations of GMA.
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

Discontinued Operations

Greg Martin Auctions, Inc.
Through January 2011, the Company's wholly owned subsidiary GMA operated as an auction house offering antique guns, and armor. On December 1, 2010, the Company executed an agreement to sell certain assets of GMA to a third party for $325,000. The transaction was closed on January 31, 2011 and according, the Company recorded a pre-tax gain on the sales in the amount of $143,000, refer to Note 2.
GMA generated revenue totaling $0.4 million and $1.2 million for the three and nine months ended March 31, 2011 and $1.4 million and $2.1 million for the three and nine months ended March 31, 2010. See Note 2 to the Notes to the Consolidated Financial Statements.
Correction of an Error

Correction of Errors in the Consolidated Statements of Operations

During the quarter ended December 31, 2009, the Company began efforts to develop an improved company-wide financial consolidation. The new process streamlined the preparation of the Company's consolidated financial statements and provided greater visibility into its divisional and consolidated results of operations and financial position. The application of the new reporting process identified certain errors in classification in the Company's Consolidated Statement of Operations. The nature and extent of such errors as they related to the nine month period ended March 31, 2010 were previously reported in the notes to the Company's Annual Report on Form 10-K for the period ended June 30, 2010 and have been provided again in the tables presented below.
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
Below are tables summarizing the nature and extent of such reclassifications to the Company's Consolidated Statements of Operations for the three and nine month period ended March 31, 2010:

	Three Months ended March 31, 2010
in thousands	As Originally Reported (1)	Adjustment (2)		As Corrected
Revenue:
Sales of precious metals	$1,334,979	$—		$1,334,979
Sales of inventory	31,706	—		31,706
Auction services	4,353	—		4,353
Total revenue	1,371,038	—		1,371,038
Cost of sales:
Cost of precious metals sold	1,330,560	—		1,330,560
Cost of collectibles sold	29,826	(34)	A	29,792
Auction services expense	—	913	A	913
Total cost of sales	1,360,386	879		1,361,265
Gross profit	10,652	(879)		9,773
Operating expenses:
General and administrative:	7,377	(546)	A	6,831
Salaries and wages	6,138	(333)	A	5,805
Depreciation and amortization	392	—		392
Total operating expenses	13,907	(879)		13,028
Operating income	(3,255)	—		(3,255)
Interest and other income (loss):
Interest income	1,635	147	B	1,782
Interest expense	(325)	(147)	B	(472)
Other income, net	(7)	—		(7)
Unrealized gain on foreign exchange	1,592	—		1,592
Interest and other income	2,895	—		2,895
(Loss) from continuing operations	(360)	—		(360)
Provision for taxes on continuing operations	2,510	—		2,510
(Loss) from continuing operations	(2,870)	—		(2,870)
Loss from discontinued operations, net of tax	(309)	—		(309)
Net (loss)	(3,179)	—		(3,179)
Less: Net income attributable to non-controlling interest	(339)	—		(339)
Net (loss) attributable to Spectrum Group International, Inc.	$(3,518)	$—		$(3,518)

(1)	Adjusted to reflect Greg Martin Auctions, Inc. as discontinued operations.

(2)	For this filing, the Company made additional reclassification as noted above and explained below:

(A)
Represents certain direct costs related to providing auction services and sales of collectibles reclassified from selling, general and administrative and salaries and wages to auction service expense and cost of collectibles sold.

(B)	Reclassification of interest expense to properly breakout interest income and interest expense.

	Nine Months ended March 31, 2010
in thousands	As Originally Reported (1)	Adjustment (2)		As Corrected
Revenue:
Sales of precious metals	$3,928,155	$—		$3,928,155
Sales of inventory	109,373	—		109,373
Auction services	14,486	—		14,486
Total revenue	4,052,014	—		4,052,014
Cost of sales:
Cost of precious metals sold	3,913,274	—		3,913,274
Cost of collectibles sold	101,401	(124)	A	101,277
Auction services expense	—	3,197	A	3,197
Total cost of sales	4,014,675	3,073		4,017,748
Gross profit	37,339	(3,073)		34,266
Operating expenses:
General and administrative:	19,336	(2,564)	A	16,772
Salaries and wages	19,682	(509)	A	19,173
Depreciation and amortization	1,135	—		1,135
Total operating expenses	40,153	(3,073)		37,080
Operating loss	(2,814)	—		(2,814)
Interest and other income (loss):
Interest income	4,504	398	B	4,902
Interest expense	(1,113)	(398)	B	(1,511)
Other income, net	74	—		74
Unrealized (loss) on foreign exchange	1,059	—		1,059
Interest and other income	4,524	—		4,524
(Loss) income from continuing operations	1,710	—		1,710
Provision for taxes on continuing operations	579	—		579
Net income from continuing operations	1,131	—		1,131
(Loss) from discontinued operations, net of tax	(1,133)	—		(1,133)
Net (loss)	(2)	—		(2)
Less: Net income attributable to the non-controlling interests	(1,234)	—		(1,234)
Net (loss) attributable to Spectrum Group International Inc.	$(1,236)	$—		$(1,236)

(1)	Adjusted to reflect Greg Martin Auctions, Inc. as discontinued operations

(2)	For this filing, the Company made additional reclassification as noted above and explained below:

(A)
Represents certain direct costs related to providing auction services and sales of collectibles reclassified from selling, general and administrative and salaries and wages to auction service expense and cost of collectibles sold.

(B)	Reclassification of interest expense to properly breakout interest income and interest expense.

Correction of Errors in the Consolidated Statement of Cash Flows
During the fourth quarter ended June 30, 2010, the Company discovered that the 2009 Consolidated Statement of Cash Flows was incorrectly presented due to certain errors in classification. The nature and extent of the errors were described in the notes to the Company's Annual Report on Form 10-K for the year ended June 30, 2010. The table provided below reflects the effects of these adjustments on the Company's Consolidated Statement of Cash Flows for the nine month period ended March 31, 2010:

in thousands	As Originally Reported - Nine Months Ended March 31, 2010	Adjustment	As Corrected - Nine Months Ended March 31, 2010

Net cash provided by operating activities	$20,879	$17,393	$38,272
Net cash provided by investing activities	6,228	—	6,228
Net cash (used in) financing activities	(14,431)	(18,452)	(32,883)
Effects of exchange rates on cash	(1,487)	1,059	(428)
Net cash increase in cash and cash equivalents	11,189	—	11,189
Cash and cash equivalents, beginning of period	17,545	—	17,545
Cash and cash equivalents, end of period	$28,734	$—	$28,734
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 58% of the Company's outstanding common stock at March 31, 2011. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

Collectibles Segment

The Company's collectibles business operates as an integrated network of global companies concentrating on numismatic (coins and currencies) and philatelic (stamps) materials, rare and fine vintage wines and the Company's discontinued operations of antique arms, armor, and historical memorabilia (militaria). Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions.
European Operations

The European Operations (the “European Operations”) of the Company comprise nine European companies, each of which is wholly-owned by the Company. The European Operations are primarily engaged in the sale of philatelic materials by auction.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the nine months ended March 31, 2011 other than the change discussed below. See Footnote 2 of the Company's consolidated financial statements included in the Company's 2010 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.
Through September 30, 2010, the Company's Collectibles segment recognized revenue upon the receipt of cash. In the second and third quarters of Fiscal 2011, the Company made a number of operational changes which allowed it to revise the point in time when revenue is recognized for the Collectibles segment. Specifically, the Company's Collectibles segment improved its documentation and credit policies over customer acceptance, pervasive evidence of an arrangement, fixed or determinable sales prices and reasonable assurance of collectability, requirements under ASC 605 Revenue Recognition. As a result of the improvements above, effective January 1, 2011, for auctions of consigned product, revenue is recognized upon delivery of the related service elements. The first service element in the auction of consigned product consists of cataloging, appraising, preparation and performance of the auction. Revenue related to this element is recognized upon completion of the auction. The second service element relates to the processing, packaging and delivery of the consigned product and the collection of the sales consideration on behalf of the consignor. Revenue related to this element is recognized upon cash receipt from the purchaser, which generally coincides with delivery of the consigned product to the purchaser. Auction revenue accrued at the close of auction (buyer and seller commissions) which is in excess of the revenue recognized for the delivery of the first element is deferred until the second element is delivered. In accordance with ASC

605, value has been assigned to each element based upon the estimated selling price of the element as a result of the lack of reliable vendor specific objective evidence or third-party evidence of the selling price. For auctions of owned product, revenue is recognized when title of the product passes to the customer which is generally upon shipment, which, based on Company operational policies, usually occurs when the sales consideration is collected. As a result of the improvements above, effective October 1, 2010, Spectrum Numismatics International (“SNI”), the wholesale component of the Collectible segment commenced recognition of revenue upon the transfer of title to the customer, which generally occurs upon shipment. See Management Discussion and Analysis to this Form 10-Q for discussion of the impact resulting from this change.
Comprehensive Income (Loss)
The components of our comprehensive income (loss) for the nine months ended March 31, 2011 and 2010 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustments, and changes in net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.
The following is our comprehensive income (loss) with the respective tax impacts for the nine month periods ending March 31, 2011 and 2010:

	Nine Months Ended	Nine Months Ended
in thousands	March 31, 2011	March 31, 2010

Net income (loss)	$4,231	$(2)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on marketable securities, net of tax	—	(183)
Foreign currency translation adjustment	5,282	(1,487)
Other comprehensive income (loss)	5,282	(1,670)
Subtotal	9,513	(1,672)
Less: Total comprehensive income attributable to non-controlling interests	(1,092)	(1,234)
Total comprehensive income (loss) attributable to Spectrum Group International, Inc.	$8,421	$(2,906)

Foreign Currency Translation Gains (Losses)
The consolidated financial position and results of operations of the Company’s foreign subsidiaries are determined using local currencies as the functional currencies. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period ended March 31, 2011 and 2010. Statements of operations accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period-to-period are included in Accumulated Other Comprehensive Income, a component of stockholders’ equity. Gains and losses resulting from other foreign currency transactions are included in Interest and Other Income (Expense).
For the three and nine months ended March 31, 2011 and 2010, the Company recognized unrealized gains (losses) of $(1.8) million and $(3.9) million and $1.6 million and $1.1 million, respectively, on foreign exchange in the consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $30.3 million and $25.0 million at March 31, 2011 and 2010, owed by SGI to certain of its subsidiaries included in its European Operations.
Income Taxes
As part of the process of preparing its condensed consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic of the FASB Accounting Standards Codification. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's condensed consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The accrued liability relating to unrecognized tax benefits of $6.5 million is presented in the Condensed Consolidated Balance Sheet within deferred and other long-term tax liabilities.
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
The potential interest and/or penalties associated with an uncertain tax position are recorded in provision(benefit) for income taxes on the Condensed Consolidated Statement of Operations.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the three and nine months ended March 31, 2011, the Company excluded options to purchase 324,000 shares of common stock and 37,500 stock appreciation rights (“SARS”) where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the three and nine months ended March 31, 2010, the Company excluded options to purchase 0 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at March 31, 2011 and 2010.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
in thousands	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Basic weighted average shares outstanding (1) (2)	32,468	31,985	32,422	31,895
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	701	—	667	—
Diluted weighted average shares outstanding	33,169	31,985	33,089	31,895

(1)
Basic weighted average shares outstanding for March 31, 2010 include the full effect of 3,277,777 shares issued pursuant to the litigation settlement (see Note 15 of the Company's annual report filed on Form 10-K).

(2)	Basic weighted average shares, for the three and nine months ended March 31, 2011 and 2010 include the effect of vested but unissued restricted stock grants.
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

2. DISCONTINUED OPERATIONS

On December 1, 2010 the Company executed an agreement to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA") for $325,000. The Company recorded an expense of $262,570 to write the net assets down to their net realizable value at December 31, 2010. The transaction closed on January 31, 2011. In accordance with the provisions of ASC 205 Presentation of Financial Statements, the results of GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. Below is the presentation of the GMA assets and liabilities as of March 31, 2011 and June 30, 2010.

Assets and liabilities of discontinued GMA are provided below:

In thousands	March 31, 2011	June 30, 2010
Assets

Current assets:
Accounts receivable and consignor advances, net	$207	$410
Inventory, net	32	88
Prepaid expenses and other assets	208	24
Total current assets	447	522

Property and equipment, net	—	186
Other purchased intangibles, net	—	491
Other assets	10	10
Total assets	$457	$1,209

Liabilities
Accounts payable, customer deposits and consignor payables	$—	$939
Accrued expenses and other current liabilities	122	163
Total liabilities	$122	$1,102

The following results of operations of GMA have been presented as discontinued operations in the Consolidated Statements of Operation.

Operating results of GMA discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
In thousands	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Revenues	$397	$1,354	$1,205	$2,133

Loss from discontinued operations:
Gain on sales of assets, net of taxes of $9	$134	$—	$134	$—
(Loss) from discontinued operations, excluding taxes and gain on sales of assets	(296)	(329)	(1,163)	(1,206)
Benefit for income taxes	10	20	63	73
(Loss) from discontinued operations	$(152)	$(309)	$(966)	$(1,133)

3.     CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the nine months ended March 31, 2011 and 2010 are listed below:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	March 31, 2011		March 31, 2010		March 31, 2011		March 31, 2010

in thousands	in $’s	as a %	in $’s	as a %	in $’s	as a %	in $’s	as a %
Total Trading segment revenue	$1,542,653	100.0%	$1,334,979	100.0%	$4,648,820	100.0%	$3,928,155	100.0%
Trading segment customer concentrations
Customer A	$324,405	21.0%	$158,771	11.9%	$1,142,364	24.6%	$401,804	10.2%
Customer B	175,391	11.4	69,820	5.2	425,942	9.2	192,619	4.9
Customer C	14,874	1.0	289,569	21.7	318,245	6.8	1,031,505	26.3
Total	$514,670	33.4%	$518,160	38.8%	$1,886,551	40.6%	$1,625,928	41.4%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $28.4 million and $22.7 million secured loans, as of March 31, 2011 and June 30, 2010, respectively, are listed below:

	March 31, 2011		June 30, 2010

in thousands	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$34,609	100.0%	$18,615	100.0%
Trading segment customer concentrations
Customer A	$6,638	19.2%	$2,657	14.3%
Customer B	4,314	12.5	—	—
Customer C	2,292	6.6	3,101	16.7
Total	$13,244	38.3%	$5,758	31.0%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of March 31, 2011 and June 30, 2010, respectively, are listed below:

	March 31, 2011		June 30, 2010

in thousands	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$28,354	100.0%	$22,690	100.0%
Trading segment customer concentrations
Customer A	$6,295	22.2%	$7,396	32.6%
Customer B	3,243	11.4	—	—
Customer C	2,745	9.7	2,770	12.2
Customer D	—	—	2,511	11.1
Total	$12,283	43.3%	$12,677	55.9%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company. For the nine months ended March 31, 2011 and 2010 and as of March 31, 2011 and June 30, 2010, the Collectibles segment had no reportable concentrations.

4.    RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of March 31, 2011 and June 30, 2010:

in thousands	March 31, 2011	June 30, 2010

Customer trade receivables	$3,467	$6,077
Wholesale trade advances	13,389	5,407
Secured loans	28,354	22,690
Due from brokers and other	17,753	7,131
Subtotal	62,963	41,305
Less: allowance for doubtful accounts	(122)	(102)
Subtotal	62,841	41,203
Derivative assets — open purchase and sales commitments	9,711	1,698
Receivables, net	$72,552	$42,901
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of March 31, 2011 and June 30, 2010, the loans carried an average effective interest rate of 9.0% and 9.6%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
The Company's derivative liabilities (see Note 10) represent the net fair value of the difference between market value and trade value at trade date for open metals purchases and sales contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. The Company's derivative assets represent the net fair value of open metals forwards and futures contracts. The metals forwards and futures contracts are settled at the contract settlement date.
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of March 31, 2011 and June 30, 2010:

in thousands	March 31, 2011	June 30, 2010

Auction and trade	$28,067	$6,100
Less: allowance for doubtful accounts	(405)	(383)
Accounts receivable from collectibles operations, net	$27,662	$5,717
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2011 and June 30, 2010 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments as of March 31, 2011 and June 30, 2010 are as follows:

in thousands

Balance, June 30, 2010	$(485)
Provision for loss	(74)
Charge off to reserve	93
Foreign currency exchange rate changes	(61)
Ending balance, March 31, 2011	$(527)

5.     INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of March 31, 2011 and June 30, 2010 totaled $0.9 million and $1.0 million, respectively. For the three and nine months ended March 31, 2011 and 2010, the unrealized gains (loss) resulting from the difference between market value and cost of physical inventories totaled $(2.0) million, $6.4 million, $3.1 million, and $4.6 million, respectively. These unrealized gains are included as a reduction of the cost of products sold in the accompanying consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $12.6 million as of March 31, 2011 and $40.8 million as of June 30, 2010. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 10).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2011 and June 30, 2010 totaled $48.2 million and $19.0 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of March 31, 2011 and June 30, 2010 consisted of the following:

in thousands	March 31, 2011	June 30, 2010

Trading segment inventory	$166,193	$114,102
Less: provision for loss	(25)	(350)
Trading, net	$166,168	$113,752
Collectibles segment inventory	$33,772	$25,151
Less: provision for loss	(916)	(914)
Collectibles, net	$32,856	$24,237
Total inventory, gross	$199,965	$139,253
Less: provision for loss	(941)	(1,264)
Net inventory	$199,024	$137,989
Activity in the allowance for inventory loss reserves for the nine months ended March 31, 2011 are as follows:

in thousands
Balance, June 30, 2010	$(1,264)
Provision for loss	(270)
Charge off to reserve	526
Foreign currency exchange rate charges	67
Balance, March 31, 2011	$(941)

6. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
The changes in the carrying values of goodwill by business segments for the nine months ended March 31, 2011 and the year ended June 30, 2010, are described below:

in thousands	June 30, 2010	Additions and Adjustments	Impairments	March 31, 2011
Trading	$4,884	$—	$—	$4,884
Collectibles	1,058	959	—	2,017
	$5,942	$959	$—	$6,901

in thousands	June 30, 2009	Additions and Adjustments	Impairments	June 30, 2010
Trading	$4,884	$—	$—	$4,884
Collectibles	1,076	415	(433)	1,058
	$5,960	$415	$(433)	$5,942
Cumulative goodwill impairment totaled $4.3 million as of March 31, 2011 and June 30, 2010. Please see not below regarding increases in goodwill related to the acquisition of Stack's, LLC. Additional increases in goodwill were related to foreign currency translation adjustments within our European operations.
The carrying value of other purchased intangibles as of March 31, 2011 and June 30, 2010 is as described below:

		March 31, 2011				June 30, 2010

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Trademarks	Indefinite	$3,248	$—	$(566)	$2,682	$2,155	$—	$(798)	$1,357
Customer lists	5 - 15	$9,326	$(3,210)	$(419)	$5,697	$7,326	$(2,831)	$(419)	$4,076
Non-compete and other	4 - 15	2,321	(2,274)	—	47	2,299	(2,275)	—	24
Purchased intangibles subject to amortization		11,647	(5,484)	(419)	5,744	9,625	(5,106)	(419)	4,100
		$14,895	$(5,484)	$(985)	$8,426	$11,780	$(5,106)	$(1,217)	$5,457

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for three and nine months ended March 31, 2011 and 2010 were $0.2 million, $0.4 million, $0.4 million, and $0.6 million. On November 23, 2010, Bowers and Merena Auctions, LLC ("B&M") purchased certain assets of Summit Rare Coins for $ 0.3 million which was reflected as an increase to customer lists.

On January 3, 2011, B&M, entered into two separate Contribution and Assumption Agreements (collectively, the “Contribution Agreements”) with Stack's-Bowers Numismatics, LLC, a Delaware limited liability company (“LLC”), and Stack's, LLC, a Delaware limited liability company (“Stack's”). See Note 20 Business Combination for further discussion. The results of operations of the LLC from January 1, 2011 through March 31, 2011, have been included in SGI's consolidated statement of operations for the three and nine months ended March 31, 2011.

The following below discloses the identified intangible assets and goodwill related to the acquisition (in thousands):

Identifiable assets
Customer relationship	$1,690
Trade name - indefinite life	1,439
Favorable lease asset	32
Total fair value of identified intangibles	$3,161

Goodwill	$951
The allocation of the purchase price has not yet been finalized. The management team of SGI will finalize the allocation upon completion of its valuation of the fair value of the tangible and intangible assets contributed to LLC by Stack's.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Period ending March 31, 2011:
2011 (remaining 3 months)	$133
2012	626
2013	622
2014	569
2015	521
Thereafter	3,275
Total	$5,745

7.     ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable consists of the following:

in thousands	March 31, 2011	June 30, 2010

Trade payable to customers and other accounts payable	$18,263	$5,920
Advances from customers	29,159	12,153
Net liability on margin accounts	40,481	10,530
Other accounts payable	464	303
Derivative liabilities — futures contracts	5,819	507
Derivative liabilities — forward contracts	11,223	45
	$105,409	$29,458

8.     INCOME TAXES

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

Income tax provision on continuing operations for the nine months ended March 31, 2011 and 2010 consists of expense of $531,000 and $48,000 on earnings in tax jurisdictions outside the U.S. and a $240,000 and $531,000 related to U.S. federal and state jurisdictions respectively. Our effective rate was 12.9% and 33.9% for the nine months ended March 31, 2011 and 2010 respectively.

The Company records a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount which is believed more likely than not to be realized. When the Company establishes or reduces the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $12.8 million and $12.7 million as of March 31, 2011 and 2010 respectively.

The Company is currently under examination by the Internal Revenue Service (IRS) for the years ended June 30, 2004, 2005, 2006 and 2007. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. The Company's Spanish operations are also currently under examination. For our remaining foreign operations, either examinations have been completed by the tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2002.

As of March 31, 2011, the Company had $26.5 million of unrecognized tax benefits and $1.1 million relating to interest and penalties. Of the total unrecognized tax benefits, $6.5 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.1 million and $0.2 million during the three and nine months ended March 31, 2011. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next nine months; however the Company is unable to predict the outcome at this time.

9.     FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $135.0 million including a facility for letters of credit up to a maximum of $135.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.26% and 0.35% as of March 31, 2011 and June 30, 2010, respectively. Borrowings are due on demand and totaled $97.3 million and $45.2 million for lines of credit and $7.0 million and $4.8 million for letters of credit at March 31, 2011 and at June 30, 2010, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $30.7 million and $65.0 million at March 31, 2011 and June 30, 2010 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of March 31, 2011 were $34.0 million and $71.4 million , respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $12.6 million and $40.8 million as of March 31, 2011 and June 30, 2010, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $7.0 million and $4.8 million million as of March 31, 2011 and June 30, 2010, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.9 million and $2.3 million and $0.3 million and $1.1 million for the three and nine months ended March 31, 2011 and 2010, respectively.

In May 2010, the Company and its wholly-owned numismatic subsidiaries, SNI, B&M, and Teletrade, Inc. ("Teletrade"), entered into a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (3.25% as of March 31, 2011, which is subject to change), plus a margin. As of March 31, 2011 and June 30, 2010 borrowings are due on demand and totaled $3.5 million million and $2.0 million

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender. As of March 31, 2011, the total amount borrowed with this lender was $17.0 million, $13.5 million by A-Mark and $3.5 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of March 31, 2011 were $0.5 million. As of June 30, 2010 the total amount borrowed with this lender was $7.7 million, $2.0 million by SNI and $5.7 million by A-Mark.

Interest expense related to SNI's borrowing arrangements totaled $0.18 million and $0.25 million and $0.03 million and $0.10 million for the three and nine months ended March 31, 2011 and 2010, respectively.

10.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 5), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity- contracts. Realized and unrealized net gains (losses) on derivative instruments in the consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010 were $(18.2) million, $(53.4) million, $6.8 million, and $(10.3) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at March 31, 2011 and at June 30, 2010:

in thousands	March 31, 2011	June 30, 2010
Trading Inventory, net	$166,168	$113,752
Less unhedgable inventory:
Inventory reserve	25	350
Premium on metals position	(936)	(1,034)
Subtotal	165,257	113,068
Commitments at market:
Open inventory purchase commitments	505,768	153,215
Open inventory sale commitments	(257,848)	(56,903)
Margin sale commitments	(84,810)	(19,356)
Premiums on open commitment positions	711	(26)
Inventory borrowed from suppliers	(12,585)	(40,841)
Advances on industrial metals	3,874	1,508
Inventory subject to price risk	320,367	150,665
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	113,634	49,985
Precious metals futures contracts at market values	210,233	105,769
Total market value of derivative financial instruments	323,867	155,754
Net inventory subject to price risk	$(3,500)	$(5,089)

in thousands	March 31, 2011	June 30, 2010
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(3,500)	$(5,089)
Open inventory purchase commitments with affiliates	3,428	4,981
Net inventory subject to price risk, A-Mark stand-alone basis	$(72)	$(108)
At March 31, 2011 and June 30, 2010, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $505.8 million and $153.2 million and $(257.8) million and $(56.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $113.6 million and $50.0 million and $210.2 million and $105.8 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2011 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2011, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

11.     NON-CONTROLLING INTERESTS

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

The Company has determined that WGBV was a variable interest entity (“VIE”) and that A-Mark is the primary beneficiary. In accordance with ASC 810 Consolidation, A-Mark has consolidated the financial position of WGBV as of March 31, 2011, and June 30, 2010, and the results of its operations for the nine months ended March 31, 2011 and 2010 in these consolidated financial statements.

On January 3, 2011, B&M, a Delaware limited liability company and a wholly owned subsidiary of SGI, entered into two separate Contribution and Assumption Agreements (collectively, the “Contribution Agreements”) with LLC and Stack's, a Delaware limited liability company. Under the terms of the Contribution Agreements, B&M contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) plus cash in the amount of $3,760,000 to the LLC in exchange for a 51% membership interest in the LLC, and Stack's contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) to the LLC plus $490,000 in cash in exchange for a 49% membership interest in the LLC and cash in the amount of $3,250,000. Both B&M and Stack's are engaged in the business of selling at retail coins, paper money and other numismatic collectibles and the business of conducting auctions of coins, paper money and other numismatic collectibles.

SGI accounted for the above transaction as an acquisition of Stack's assets in accordance with ASC 805 and consolidates the operations of the LLC for financial reporting purposes. Of the $3,760,000 in cash contributed to LLC by B&M, $3,250,000 represents the cash paid to Stack's by B&M, for the purchase of B&M's 51% interest in the net assets contributed by Stack's to LLC. In addition, $1,000,000 of cash was contributed to LCC, of which B&M contributed $510,000 and Stack's contributed $490,000.
Non-controlling interests represents Auctentia’s 20% share in the net assets and income of A-Mark, the outside partner's 50% interest in the net assets and income of the WGBV joint venture and the outside partner's 49% in the net assets and income of the LLC joint venture.
The Company's consolidated balance sheet includes the following non-controlling interests as of March 31, 2011 and June 30, 2010:

in thousands	March 31, 2011	June 30, 2010

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$8,522	$7,018
Stack's-Bowers Numismatics, LLC	3,579	—
Winter Games Bullion Ventures, LLC. 50% outside interest	5	5
Total	$12,106	$7,023
The Company's consolidated statement of operations for the three and nine months ended March 31, 2011 and 2010 included the following non-controlling interest in net income:

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$(715)	$(307)	$(1,502)	$(1,070)
Stack's-Bowers Numismatics, LLC	410	—	410	—
Winter Games Bullion Ventures, LLC. 50% interest	—	(32)	—	(164)
Total	$(305)	$(339)	$(1,092)	$(1,234)
The following table summarizes the balance sheet of WGBV:

in thousands	March 31, 2011	June 30, 2010

Cash	$10	$10
Total Assets	$10	$10
Members’ equity	$10	$10
Total liabilities and members’ equity	$10	$10

The following table summarizes the statements of income of WGBV:

	Nine Months Ended	Nine Months Ended
in thousands	March 31, 2011	March 31, 2010

Sales	$—	$25,132
Cost of products sold	—	24,154
Gross profit	—	978
Operating and other expenses	—	650
Net income	$—	$328

12. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 to the Notes to Consolidated Financial Statements in the 2010 Annual Report for information relating to minimum rental commitments under operating leases, consulting and employment contracts, and other commitments.

13. LITIGATION
Certain legal proceedings in which the Company is involved are discussed in Part I, Item 3 of the Company's 2010 Annual Report on Form 10-K, and in Note 15 to the Notes to the Consolidated Financial Statements in its 2010 Annual Report. There have been no material changes except as previously disclosed.

14.     STOCKHOLDERS’ EQUITY
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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At March 31, 2011, there were 324,427 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options.
During the three and nine months ended March 31, 2011 and 2010, the Company recorded no expense in the consolidated statement of operations related to the vesting of previously issued employee stock options. The Company made no grants during the nine months ended March 31, 2011 and 2010.
The following table summarizes the stock option activity for the nine months ended March 31, 2011:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2010	604,325	$6.09	$104	$4.63
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	46,700	8.46	43	8.45
Forfeited	—	—	—	—
Outstanding at March 31, 2011	557,625	$5.90	$61	4.32
Shares exercisable at March 31, 2011	557,625	$5.90	$61	$4.32

Following is a summary of the status of stock options outstanding at March 31, 2011:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	379,625	2.02	$2.30	379,625	$2.02
5.01	10.00	13,000	2.60	8.97	13,000	2.60
10.01	15.00	165,000	3.01	13.90	165,000	3.00
		557,625	2.30	$5.89	557,625	$5.89
The Company has issued restricted stock to certain members of management, key employees, and directors. During the nine months ended March 31, 2011 and 2010, the Company granted 494,048 and 508,226 restricted shares at a weighted average issuance price of $2.08 and $2.65, respectively. Such shares generally vest after 1 year from the date of grant. Total compensation expense recorded for restricted shares for the three and nine months ended March 31, 2011 and 2010 was $0.21 million, $0.47 million, $0.47 million, and $1.2 million respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $0.8 million.
The following table summarizes the restricted stock grant activity for the nine months ended March 31, 2011:

	Shares	Weighted Average share price at grant date
Outstanding at June 30, 2010	877,061	$2.51
Shares granted	494,048	2.08
Shares issued	(576,785)	2.65
Shares forfeited	(5,000)	2.05
Shares withheld for employee taxes	(106,474)	2.80
Outstanding at March 31, 2011	682,850	2.05
Vested but unissued at March 31, 2011	11,729	$1.99
Stock Appreciation Rights.
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of March 31, 2011 and as of June 30, 2010, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06 and $12.06 per share, respectively. At March 31, 2011 and at June 30, 2010, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three and nine months ended March 31, 2011 and 2010, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
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

15.     SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles. See Note 17 on the Company's 2010 Annual Report on Form 10-K for additional information about reportable segments.

	Three Months Ended		Three Months Ended		Nine Months Ended	Nine Months Ended
in thousands	March 31, 2011		March 31, 2010		March 31, 2011	March 31, 2010

			(as restated)			(as restated)
Revenue:
Trading	$1,542,653		$1,334,979		$4,648,820	$3,928,155
Collectibles:
Coins	61,501		33,078		155,078	111,070
Stamps	3,594		2,820		8,303	12,224
Wine	1,878		161		3,316	565
Total Collectibles	66,973		36,059		166,697	123,859
Total revenue	$1,609,626		$1,371,038		$4,815,517	$4,052,014

in thousands	Three Months Ended		Three Months Ended		Nine Months Ended	Nine Months Ended
Revenue by geographic region:	March 31, 2011		March 31, 2010		March 31, 2011	March 31, 2010
United States	$1,580,208		$1,350,767		$4,721,381	$4,027,088
Asia Pacific	273		52		628	750
Europe	29,145		20,219		93,508	24,176
Total revenue	$1,609,626		$1,371,038		$4,815,517	$4,052,014

in thousands	Three Months Ended		Three Months Ended		Nine Months Ended	Nine Months Ended
Operating income (loss):	March 31, 2011		March 31, 2010		March 31, 2011	March 31, 2010
Trading	$3,804		$1,213		$8,180	$5,184
Collectibles	2,494		(1,746)		4,820	(181)
Corporate expenses	(2,505)		(2,722)		(6,326)	(7,817)
Operating income (loss)	$3,793		$(3,255)		$6,674	$(2,814)

in thousands	Three Months Ended		Three Months Ended		Nine Months Ended	Nine Months Ended
Depreciation and amortization:	March 31, 2011		March 31, 2010		March 31, 2011	March 31, 2010
Trading	$171	161	$165	178	$500	$504
Collectibles (1)	315	209	222	279	641	617
Corporate	8	6	5	4	21	14
Deprecation and amortization	$494		$392		$1,162	$1,135
(1) Amounts do not include impairment charges for the three and nine months ended March 31, 2011 in the amount of $30,681.

in thousands	March 31, 2011	June 30, 2010
Inventories by segment/geographic region:
Trading:
United States	$163,855	$113,752
Europe	2,313	—
Total Trading	166,168	113,752
Collectibles:
United States	31,888	23,401
Europe	948	819
Asia	20	17
Total Collectibles	32,856	24,237
Total inventories	$199,024	$137,989

in thousands	March 31, 2011	June 30, 2010
Total assets by segment/geographic region:
Trading:
United States	$251,039	$171,507
Europe	2,807	257
Total Trading	253,846	171,764
Collectibles:
United States	66,901	39,332
Europe	22,697	15,673
Asia	890	906
Total Collectibles	90,488	55,911
Corporate and other	3,725	7,851
Discontinued Operations - United States	457	1,209
Total assets	$348,516	$236,735

in thousands	March 31, 2011	June 30, 2010
Total long term assets by segment/geographic region:
Trading:
United States	$9,813	$10,017
Europe	32	38
Total Trading	9,845	10,055
Collectibles:
United States	7,472	1,647
Europe	1,352	1,170
Asia	137	142
Total Collectibles	8,961	2,959
Corporate and other	6,261	5,843
Diccontined Operations - United States	10	687
Total long term assets of continuing operations	$25,077	$19,544

16. OTHER COMPREHENSIVE INCOME

The components of accumulated comprehensive income consists of foreign currency translation gain (loss) and unrealized gain (loss) on marketable securities, net of tax. The foreign currency translation gain relates to the Company's investment in its European and Asian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. Foreign currency translation gains are offset by foreign currency translation losses on the condensed consolidated statements of operations. For the three and nine months ended March 31, 2011 and 2010, the Company recognized unrealized gains (losses) of $(1.8) million and $(3.9) million and $1.6 million and $1.1 million, respectively, on foreign exchange in the consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $30.3 million and $25.0 million at March 31, 2011 and 2010, owed by SGI to certain of its subsidiaries included in its European Operations.

As of March 31, 2011 and June 30, 2010, the components of accumulated other comprehensive income is as follows:

in thousands	March 31, 2011	June 30, 2010

Unrealized income on marketable securities, net of tax	$—	$91
Foreign currency translation gain	5,282	3,438
Accumulated other comprehensive income	$5,282	$3,529

17.     FAIR VALUE MEASUREMENTS
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

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2011 and June 30, 2010, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2011
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$165,257	$—	$—	$165,257
Derivative assets — open purchase and sales commitments	—	9,711	—	9,711
Total assets valued at fair value:	$165,257	$9,711	$—	$174,968
Liabilities:
Liability on borrowed metals	$(12,585)	$—	$—	$(12,585)
Liability on margin accounts	(40,481)	—	—	(40,481)
Derivative liabilities — forward contracts	—	(11,223)	—	(11,223)
Derivative liabilities – future contracts	—	(5,819)	—	(5,819)
Total liabilities valued at fair value	$(53,066)	$(17,042)	$—	$(70,108)

	June 30, 2010
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$113,068	$—	$—	$113,068
Derivative assets — open sales and purchase commitments	—	1,698	—	1,698
Total assets valued at fair value:	$113,068	$1,698	$—	$114,766
Liabilities:
Liability on borrowed metals	$(40,841)	$—	$—	$(40,841)
Liability on margin accounts	(10,530)	—	—	(10,530)
Derivative liabilities — futures contracts	—	(45)	—	(45)
Derivative liabilities — forward contracts	—	(507)	—	(507)
Total liabilities valued at fair value:	$(51,371)	$(552)	$—	$(51,923)

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

Assets measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company's assets related to the acquisition Stack's measured at fair value on a non-recurring basis as of March 31, 2011 aggregated by the level in the fair value hierarchy within which the measurements fall:

	March 31, 2011

(in thousands)	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Goodwill and other intangible assets:
Goodwill	$—	$—	$951	$951
Trade names	—	—	1,439	1,439
Customer relationships	—	—	1,690	1,690
Favorable Lease Assets	—	—	32	32
Total assets at fair value (after impairment):	$—	$—	$4,112	$4,112

On December 1, 2010 (effective January 17, 2011) the Company entered into an agreement to sell certain assets of GMA which required the Company to evaluate the carrying value of those assets. Based on the assessment the Company recorded impairment charges for the three and six months ended December 31, 2010 in the amount of $0.2 million related to trade names and $0.1 million related to customer relationships.

The following table presents information about the Company's assets measured at fair value on a non-recurring basis as of December 31, 2010 aggregated by the level in the fair value hierarchy within which the measurements fall:

	December 31, 2010

(in thousands)	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Goodwill and other intangible assets:
Trade names	$—	—	451	$451
Customer relationships	—	—	293	293
Total assets at fair value (after impairment):	$—	$—	$744	$744

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

Goodwill
The Discounted Cash Flow method was used to evaluate goodwill. In the discounted cash flow analysis, future cash flows are discounted to present value using an appropriate discount rate or rate of return. Cash flows are forecasted for a discrete period of years and then projected to grow at a constant rate in perpetuity to arrive at fair value. Goodwill was determined on a residual basis of after deducting the fair value of the tangible and intangible assets contributed by the Company to LLC against the total fair value of consideration given by SGI for a 51 percent interest in the LLC.

Trade names
The Relief from Royalty and EBIT profit split analysis was used in appraising the trade names. In the Relief from Royalty method, a royalty rate of 1.0 to 2.0 percent was estimated to be appropriate based upon consideration of royalty market data and brand strength management regarding brand strength. The royalty rate was tested for reasonableness against the assumed royalty rate in the EBIT profit split method, based on 25 percent of the unit's projected EBIT margin. The same method was used to value the Stack's trade name. All of the Company's revenue is attributable to its trade name.

Customer Relationships
Customer relationships were valued based on the Excess Earnings Method. In the Excess Earnings Method, the value of an intangible asset is determined by discounting to present value its expected future economic earnings based on a free cash flow model. Cost of goods sold and operating expenses are deducted from the asset’s attributable sales, based on the Reporting Units’ operating margins and any applicable adjustments. Income taxes are deducted from pretax income. The asset’s free cash flows are discounted to present value at each Reporting Unit’s weighted average cost of capital, plus an additional risk premium for the additional uncertainty in investing in intangible assets.

The Company’s customer relationships were deemed a recognizable intangible asset and valued using both the Multi-Period Excess Earnings Method and the Cost Approach. In the Excess Earnings approach, an annual revenue attrition rate of 11.9 percent was selected based on an analysis of the Company’s historical client attrition rates. Management provided a list of all the Company’s historical clients beginning in 2003. Though the Company historically has thousands of customers, we determined that the top 100 customers accounted for roughly 80 percent of historical sales. Our attrition rate analysis focused on these top customers and their purchases between 2003 and 2010. Asset charges are deducted against the customer relationships’ attributable cash flow, as appropriate. The Company’s marketing expenses are expected to be the same for existing and new customers, as they consist largely of catalog production and mailing costs, which are no lower for existing customers. We performed two Excess Earnings analysis in our appraisal; one based on Stack’s projected stand alone results and the other based on LLC combined projected results. The Company also performed a Cost Approach analysis based on the Company’s 2010 catalog production, mailing and advertising expenses. Ultimately, the Company placed all weighting on the Excess Earnings approach that reflects the customer relationships expected profitability to LLC. This is consistent with the asset’s highest and best use in combination with LLC.

18. SUBSEQUENT EVENTS

On November 8, 2010, the Company entered into a purchase and sale agreement to acquire a building located in Irvine, California. The final purchase price for the building was $7.3 million and the transaction closed on April 21, 2011. As part of the purchase price, the Company assumed the current loan on the property, secured by a first deed of trust, for approximately $6.6 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540.13. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. The lender is U.S. Bank National Association, as Trustee, as successor-in-interest to Bank of America N.A. (successor by merger to LaSalle Bank National Association), as Trustees for the Registered Holders of LB-UBS Commercial Mortgage Trust 2005-C3 Commercial Mortgage Pass-Through Certificates, Series 2005-C3.
The remaining balance of the purchase price was paid in cash at the closing. The building is approximately 54,000 square feet and will serve as the new headquarters of Spectrum Group International and its affiliated companies.
On April 19, 2011, the Company 's wholly owned subsidiaries, Spectrum Numismatics International, Inc., Bowers & Merena Auctions, LLC and Teletrade, Inc. (collectively, the "Borrowers"), entered into an amendment (the "Amendment") to their loan facility with Brown Brothers Harriman & Co. The Amendment amends a financial guideline to permit intercompany transactions between the Borrowers and Stack's-Bowers Numismatics, a joint venture owned 51% by Bowers & Merena Auctions, LLC, up to a maximum of $3,000,000. All other terms and conditions of the loan facility remain the same.

The Company's majority-owned subsidiary, A-Mark Precious Metals, Inc., has obtained permanent increases in its demand credit facility to provide it with additional liquidity in light of the continued rise in commodities prices. As of May 3, 2011, the total credit facility is $150 million.

19. RELATED PARTY

From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase is made at auction and each consignment is entered into upon terms and conditions that are applicable to third parties. During the three months ended March 31, 2011 there was no transaction between the Company and its officers or directors. During the second quarter-ended December 31, 2010, the Company's officers and directors consigned to the Company $0.1 million and purchased from the Company $0.3 million.

20. BUSINESS COMBINATION

On January 3, 2011, B&M, a Delaware limited liability company and a wholly owned subsidiary of SGI, entered into two separate Contribution and Assumption Agreements (collectively, the “Contribution Agreements”) with LLC, a Delaware limited liability company, and Stack's, a Delaware limited liability company (“Stack's”). Under the terms of the Contribution Agreements, B&M contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) plus cash in the amount of $3,760,000 to the LLC in exchange for a 51% membership interest in the LLC, and Stack's contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) to the LLC plus $490,000 in cash in exchange for a 49% membership interest in the LLC and cash in the amount of $3,250,000. Both B&M and Stack's are engaged in the business of selling at retail coins, paper money and other numismatic collectibles and the business of conducting auctions of coins, paper money and other numismatic collectibles.

SGI accounted for the above transaction as an acquisition of Stack's assets in accordance with ASC 805 and consolidates the operations of the LLC for financial reporting purposes. Of the $3,760,000 in cash contributed to LLC by B&M, $3,250,000 represents the cash paid to Stack's by B&M, for the purchase of B&M's 51% interest in the net assets contributed by Stack's to LLC. In addition, $1,000,000 of cash was contributed to LCC, of which B&M contributed $510,000 and Stack's contributed $490,000.

The results of operations of the LLC from January 1, 2011 through March 31, 2011, have been included in SGI's consolidated statement of operations for the three and nine months ended March 31, 2011.

The following below discloses the allocation of the purchase price based on a preliminary review of the fair value of the assets acquired and liability assumed including the fair value of the identified intangible assets is as follows:

in thousands
Fair value of net assets contributed to LLC by Stack's	$6,373
Net book value of the net assets contributed to LLC by Stack's	2,342
Excess of fair value over the net book value of net assets	$4,031

Adjustment of tangible assets to fair market value	$(81)

Identifiable assets
Customer relationship	1,690
Trade name - indefinite life	1,439
Favorable lease asset	32
Total fair value of identified intangibles	3,161

Goodwill	951

Excess of fair value over the net book value of net assets	$4,031

The nine months proforma results of operations combined the results of operations of Stack's to give the effect as if the combination had occurred July 1, 2010. Such results have been prepared by adjusting the historical results of the Company to includes the historical result s of Stack's. Please note that the unaudited proforma combined financial statement should be read in conjunction with the audited historical financial statements of SGI and Stack's, respectively. This information can be found in SGI's Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and on the Current Report on form 8-K/A filed March 21, 2011.

In thousands	Three Months Ended		Nine Months Ended
Pro forma:	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Revenue	$1,609,626	$1,380,240	$4,830,138	$4,082,869
Net income (loss) attributable to Spectrum Group International, Inc.	$2,542	$(250)	$2,005	$(1,635)

Earnings (loss) per share from continuing operations attributable to Spectrum Group International, Inc.
Basic	$0.08	$(0.01)	$0.06	$(0.05)
Diluted	$0.08	$(0.01)	$0.06	$(0.05)

Weighted average shares outstanding
Basic	32,468	31,985	32,422	31,895
Diluted	33,169	31,985	33,089	31,895

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the three and nine months ended March 31, 2011 and 2010.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of March 31, 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. Our reporting segments are defined in Note 15 of the Notes to Condensed Consolidated Financial Statements. For the three months ended March 31, 2011, total revenue was $1.61 billion comprising of Trading segment revenue of $1.54 billion, or 95.8% of our total revenue and Collectibles segment revenue of $67.0 million or 4.2% of our total revenues. Total revenue for the three month period increased $238.6 million or 17.4% from $1.4 billion for the comparable period last fiscal year. This increase was driven by an increase in Trading revenue of $207.7 million and a $30.9 million or 85.7% increase in our Collectibles segment revenue. Total revenue for the nine month period ended March 31, 2011 increased $763.5 million or 18.8% to $4.82 billion from $4.05 billion for the same comparable period ended March 31, 2010. The increase was driven by a increase of $720.7 million or 18.3% and increase of $42.8 million or 34.6% in our Trading and Collectibles segment revenue, respectively, for the nine month period ending March 31, 2011 when compared to the same period last year. The increase in Trading segment revenue was attributable to an overall increase in metal ounces sold and an increase in average price per ounce for gold and silver for the current nine months compared to the comparable nine months. The increase in collectible segment revenue was driven by a general rise in numismatic activity, the addition of LLC and a very successful fall and winter auction calendar which generated higher aggregate sales versus the previous year.
Operating income for the three months ended March 31, 2011 increased $7.0 million to $3.8 million, from a $3.3 million loss in the prior period. For the nine months ended March 31, 2011 operating income increased $9.5 million to $6.7 million from an operating loss of $2.8 million for the nine months ended March 31, 2010. General and administrative expenses was the main factor in the over increase in operating income as general and administrative expenses decreased $0.4 million to $6.4 million for the three month current period. Salaries and wages was the main driver of improved operating results as salaries and wages for nine month period decreased 4.8%. Operating income was positively effected by a decrease of $0.2 million or 8.0% and $1.5 million or 19.1% in Corporate expenditures for the three and nine months period ending March 31, 2011 when compared to the same period last year.
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
Collectibles
Our Collectibles segment is a global integrated network of companies with operations in North America, Europe and Asia. Our collectibles business is focused on numismatic (coins) and philatelic (stamps) material, and rare and fine vintage wine. We primarily sell these materials, both owned and consigned, through our auction subsidiaries and through wholesale merchant/dealer relationships.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended and Nine Months Ended March 31, 2011 and 2010
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2011	revenue	2010 (1)	revenue	(decrease)	(decrease)
Revenue	$1,609,626	100.0%	$1,371,038	100.0%	$238,588	17.4%
Gross profit	18,250	1.1	9,773	0.7	8,477	86.7
General and administrative expenses	6,407	0.4	6,831	0.5	(424)	(6.2)
Salaries and wages	7,556	0.5	5,805	0.4	1,751	30.2
Depreciation and amortization	494	—	392	—	102	26.0
Operating income	3,793	0.2	(3,255)	(0.2)	7,048	NM
Interest income	2,617	0.2	1,782	0.1	835	46.9
Interest expense	(1,156)	(0.1)	(472)	—	684	144.9
Other income (expense), net	(14)	—	(7)	—	(7)	100.0
Unrealized gain(loss) on foreign exchange	(1,793)	(0.1)	1,592	0.1	(3,385)	NM
Income before income taxes	3,447	0.2	(360)	—	3,807	NM
Income taxes (benefit)	448	—	2,510	0.2	(2,062)	NM
Net income (loss) from continuing operations	2,999	0.2	(2,870)	(0.2)	5,869	NM
Loss from discontinued operations, net of tax	(152)	—	(309)	—	157	(50.8)
Net income (loss)	2,847	0.2	(3,179)	(0.2)	6,026	NM
Less: Net income attributable to the non-controlling interests	(305)	—	(339)	—	34	(10.0)
Net income (loss) attributable to Spectrum Group International, Inc.	$2,542	0.2%	$(3,518)	(0.3)%	$6,060	NM

			Increase/	% of Increase/
	2011	2010	(decrease)	(decrease)
Basic and diluted income (loss) per share:
Basic - continuing operations	$0.08	$(0.10)	$0.18	NM
Basic - discontinued operations	$—	$(0.01)	$—	NM
Diluted - continuing operations	$0.08	$(0.10)	$0.18	NM
Diluted - discontinuing operations	$—	$(0.01)	$0.01	NM
Basic - attributable to Spectrum Group International, Inc.	$0.08	$(0.11)	$0.19	NM
Diluted - attributable to Spectrum Group International, Inc.	$0.08	$(0.11)	$0.19	NM

Weighted average shares outstanding
Basic	32,468	31,985
Diluted	33,169	31,985

NM - not meaningful

(1)
The 2010 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 Basis of Presentation and Summary of Significant Accounting Policies.

The operating results of our business for the nine months ended March 31, 2011 and 2010 are as follows:

		% of	`	% of	Increase/	% of Increase/
in thousands	2011	revenue	2010 (1)	revenue	(decrease)	(decrease)
Revenue	$4,815,517	100.0%	$4,052,014	100.0%	$763,503	18.8%
Gross profit	42,735	0.9	34,266	0.8	8,469	24.7
General and administrative expenses	16,643	0.3	16,772	0.4	(129)	(0.8)
Salaries and wages	18,256	0.4	19,173	0.5	(917)	(4.8)
Depreciation and amortization	1,162	—	1,135	—	27	2.4
Operating income (loss)	6,674	0.1	(2,814)	(0.1)	9,488	NM
Interest income	6,696	0.1	4,902	0.1	1,794	36.6
Interest expense	(3,068)	(0.1)	(1,511)	—	1,557	103.0
Other income (expense), net	(465)	—	74	—	(539)	NM
Unrealized gain (loss) on foreign exchange	(3,869)	(0.1)	1,059	—	4,928	NM
Income before income taxes	5,968	0.1	1,710	—	4,258	249.0
Income taxes (benefit)	771	—	579	—	192	33.2
Net income from continuing operations	5,197	0.1	1,131	—	4,066	359.5
Loss from discontinued operations, net of taxes	(966)	—	(1,133)	—	167	(14.7)
Net income (loss)	4,231	0.1	(2)	—	4,233	NM
Less: Net income attributable to the non-controlling interests	(1,092)	—	(1,234)	—	142	(11.5)
Net income (loss) attributable to Spectrum Group International, Inc.	$3,139	0.1%	$(1,236)	—%	$4,375	NM

			Increase/	% of Increase/
	2011	2010	(decrease)	(decrease)
Earnings per share from continuing operations
Basic - continuing operations	$0.13	$—	$0.13	NM
Basic - discontinued operations	$(0.03)	$(0.04)	$0.01	(16.1)%
Diluted - continuing operations	$0.12	$—	$0.13	NM
Diluted - discontinuing operations	$(0.03)	$(0.04)	$0.01	(17.8)%
Basic - attributable to Spectrum Group International, Inc.	$0.10	$(0.04)	$0.14	NM
Diluted - attributable to Spectrum Group International, Inc.	$0.09	$(0.04)	$0.13	NM

Weighted average shares outstanding
Basic	32,422	31,895
Diluted	33,089	31,895

NM - not meaningful

(1)
The 2010 consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 Basis of Presentation and Summary of Significant Accounting Policies.

Revenues and Gross Profit
Revenues for the three months ended March 31, 2011 increased $238.6 million, or 17.4%, to $1.610 billion from $1.371 billion in 2010. Our Collectible segment revenues increased $30.9 million or 85.7% for the three months and increased $42.8 million or 34.6% for the nine months ended March 31, 2011 compared to the same period for 2010. Trading revenues increased $207.7 million, or 15.6% and $720.7 million, or 18.3% for the three and nine months ended March 31, 2011. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the three months ended March 31, 2011 increased 8.5 million to $18.3 million from $9.8 million in 2010. An increase of $3.99 million in our Trading segment's gross profit contributed to the increase. In addition, the Collectibles segment's gross profit increased $4.5 million to $9.8 million from $5.4 million for the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. Gross profit for the nine months ended March 31, 2011 increased $8.5 million to $42.7 million from $34.3 million in 2010. Our Trading segment's gross profit increased $3.5 million to $18.4 million from $14.9 million for the nine month period ending March 31, 2011. Gross profit in our Collectibles segment increased $5.0 million to $24.4 million from $19.4 million for same period. Our gross profit margins increased to 1.1% for the three months ended March 31, 2011 from 0.7% in 2010 and margins slightly increased to 0.9% for the nine months ended March 31, 2011 compared to 0.8% in 2010. Our gross profit margins were flat in our Trading segment for the nine months ended March 31, 2011 and increased 0.21% for the three months ended March 31, 2011. Gross profit margins decreased 0.1% to 14.7% and decreased 1.0% to 14.6% in our Collectibles segment for the three and nine months ended March 31, 2011. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses decreased $0.4 million, or 6.2%, to $6.4 million for the three months ended March 31, 2011 from $6.8 million in 2010. For the nine months ended March 31, 2011, general and administration expenses decreased $0.1 million to $16.6 million for the same period in 2010. The decrease was not attributable to any one factor.
Salaries and wages increased $1.8 million, or 30.2%, to $7.6 million for the three months and decreased $0.9 million or 4.8% for the nine ended March 31, 2011, respectively when compared to the same period in 2010 . Increases in salaries and wages was primarily the result of increase accruals related to contractual performance related compensation within our Trading business.
Depreciation and amortization expense increased $0.1 million or 26.0% to $0.5 million for the three months ended March 31, 2011 and was flat for the nine months ended March 31, 2011.
Interest Income
Interest income increased by $0.8 million, or 46.9% and increased $1.8 million, or 36.6% for the three and nine months ended March 31, 2011 when compared to the same periods in 2010. The increase was due to the Trading segment's increases in its financing and liquidity service business.
Interest Expense
Interest expense for the three months ended March 31, 2011 increased $0.7 million, or 144.9% and increased by $1.6 million, or 103.0% for the nine months ended March 31, 2011 when compared to 2010. This was related primarily to the Trading segment's usage of its line of credit (the "Trading Facility") as well as our Collectibles line of credit (the "Collectibles Facility"). Both our Trading and Collectible segment utilize their lines of credit extensively for working capital requirements. For the three and nine months ended March 31, 2011 and 2010, our consolidated average debt balance was approximately $107.4 million and $74.0 million and $34.7 million and $36.9 million, respectively. The Company’s increase in interest expense was due primarily higher usage of its credit line as business volumes increased both within the Trading and Collectibles segments.
Net Other Income/(Expenses)
Net other income /(expenses) increased by $0.01 million to $0.01 million expense for the three month period in 2011 from $0.01 million expense for the three month period in 2010. Net other income/(expenses) decreased to $0.5 million expense for the nine months ended March 31, 2011 from $0.1 million income when compared to the same period last year. Changes for both the three and nine month period were the result of various miscellaneous items.
Provision for Income Taxes
Our income tax expense (benefit) on continuing operations was approximately $0.4 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively. Our effective tax rate for the nine months ended March 31, 2011 and 2010 was approximately 12.9% and 33.9% expense, respectively. Our income tax provision is approximately $0.8 million and $0.6 million for the nine months ended March 31, 2011 and 2010, respectively.
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

Non-controlling Interests
Net income attributable to non-controlling interests increased $0.03 million, or 10.0%, to $0.3 million for the three months ended March 31, 2011 from $0.3 million in 2010. Net income attributable to non-controlling interest increased $0.1 million to $1.1 million from $1.2 million for the nine months ended March 31, 2011 compared to 2010. The change was primarily due to higher 2011 profits in the Trading segment, which is 20%-owned by Auctentia.
Net Income
Net income increased $6.1 million, and increased $4.4 million or 354.0% for the three and nine months ending March 31, 2011. Factors contributing to the three month increase were due to strong third quarter results within our Trading and Collectibles segments as well as significant cost reductions in corporate expenses when compared to the prior periods. Negatively impacting our results for the nine months ended March 31, 2011, was a $3.9 million in unrealized loss on foreign currency translation adjustment and $1.0 million in losses for discontinued operations. This non-cash unrealized foreign currency loss directly relates to the translation of intercompany loans between Spectrum Group International, Inc and its wholly owned international subsidiaries from Euros to USD in the condensed consolidated financial statements.

Earnings per Share
For the three and nine months period ended March 31, 2011, basic earnings per share increased $0.19 to $0.08 and increased $0.14 or to $0.10, respectively. For the three and nine months period ending March 31, 2011, diluted earnings per share increased $0.19 to $0.08 and increased $0.13 to $0.09, respectively.
The change in both basic and diluted earnings per share was primarily due to changes in net income for the company.
Trading Operations
The operating results of our Trading segment for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of	$	%
In thousands	2011	revenue	2010 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,542,653	100.0%	$1,334,979	100.0%	$207,674	15.6%
Gross profit	8,404	0.5	4,419	0.3	3,985	90.2
General and administrative expenses	1,166	—	997	0.1	169	17.0
Salaries and wages	3,263	0.2	2,043	0.2	1,220	59.7
Depreciation and amortization	171	—	165	—	6	3.6
Operating income	$3,804	0.2%	$1,214	0.1%	$2,590	213.3%

(1)
The 2010 consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 to the consolidated financial statements.

The operating results of our Trading segment for the nine months ended March 31, 2011 and 2010 are as follows:

		% of		% of	$	%
In thousands	2011	revenue	2010 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$4,648,820	100.0%	$3,928,155	100.0%	$720,665	18.3%
Gross profit	18,351	0.4	14,881	0.4	3,470	23.3
General and administrative expenses	2,905	0.1	2,386	0.1	519	21.8
Salaries and wages	6,766	0.1	6,807	0.2	(41)	(0.6)
Depreciation and amortization	500	—	504	—	(4)	(0.8)
Operating income	$8,180	0.2%	$5,184	0.1%	$2,996	57.8%

(1)
The 2010 consolidated statement of operation and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 to the consolidated financial statements.

Trading Revenues
Our Trading segment revenues increased by $207.7 million, or 15.6%, to $1.543 billion for the three months ended March 31, 2011 from $1.335 billion in 2010. For the nine months ended March 31, 2011 trading segment revenues increased $720.7 million, or 18.3% to $4.6 billion from $3.9 billion for the same period in 2010. Our trading business experienced a decrease in the amount of ounces of gold sold during the current quarter versus the same quarter of the prior year. This decrease was offset by a large increase in ounces of silver sold during the same period. For the nine month period, gold ounces sold decreased as ounces of silver sold continued to increase. The decrease in ounces of gold sold negatively impacted revenues; however, the increase in the ounces of silver sold coupled with strong increases in average prices of gold and silver drove revenues higher for the nine month period when compared to the same nine month period in the prior year.
Gross Profit
Gross profit for the three months ended March 31, 2011 increased by $3.99 million or 90.2%, to $8.4 million in March 31, 2011 from $4.4 million in 2010. During the nine months ended March 31, 2011, gross profit increased $3.5 million to $18.4 million from $14.9 million in 2010.
The increase was due primarily to robust silver demand coupled with supply constraint which resulted in higher silver product premiums in the current three and nine month periods when compared to the same periods last year.  Gross profit from our finance activities increased during the nine month period resulting in an increase in our storage fees related to the continued expansion of finance and liquidity services offered by our Trading business.  As our finance and liquidity service business increases, charges related to holding physical metals increases, impacting our cost of goods sold.  The interest income directly attributable to our finance and liquidity service business is shown in the Interest Income line on our Condensed Consolidated Statement of Operations. Interest income for the three and nine months ended March 31, 2011 increased $0.8 million and $1.8 million to $2.6 million and $6.7 million, respectively.
General and Administrative Expenses
General and administrative expenses increased by $0.2 million and $0.5 million for the three and nine months ended March 31, 2011 when compared to 2010. There were no material items that contributed to this increase.
Salaries and Wages
Salaries and wages increased by $1.2 million, or 59.7%, and decreased $41.0 thousand, or 0.6% for the three and nine months ended March 31, 2011. This was due primarily to higher levels of contractual performance based compensation expense recorded in the three and nine months period ending when compared to the same periods last year.
Depreciation and Amortization
Depreciation and amortization for the three and nine months ended March 31, 2011 was consistent with the prior year.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended March 31, 2011 and 2010 are as follows:

	March 31, 2011		March 31, 2010 (1)		$	%
in thousands	$	% to total	$	% to total	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$66,973	100.0%	$36,059	100%	$30,914	85.7%
Revenues by Collectible Type:
Philatelic	$3,594	5.4%	$2,820	7.8%	$774	27.4%
Numismatics	61,501	91.8	33,078	91.7	28,423	85.9
Wine	1,878	2.8	161	0.4	1,717	1,066.5
	$66,973	100.0%	$36,059	100.0%	$30,914	85.7%

(1)
The 2010 consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 to the consolidated financial statements.

(2)
On December 1, 2010 the Company executed an agreement to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA") for $325,000. The Company recorded an expense of $262,570 to write the net assets down to their net realizable value at December 31, 2010. The transaction closed on January 31, 2011. In accordance with the provisions of ASC 205 Presentation of Financial Statements, the results of GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. Please see Note 2 for further discussion.

The revenues in our operations by collectible type for the nine months ended March 31, 2011 and 2010 are as follows:

	March 31, 2011		March 31, 2010 (1)		$	%
in thousands	$	% to total	$	% to total	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$166,697	100.0%	$123,859	100.0%	$42,838	34.6%
Revenues by Collectible Type:
Philatelic	$8,303	5.0%	$12,224	9.9%	$(3,921)	(32.1)%
Numismatics	155,078	93.0	111,070	89.7	44,008	39.6
Wine	3,316	2.0	565	0.5	2,751	486.9
	$166,697	100.0%	$123,859	100.0%	$42,838	34.6%

(1)
The 2010 consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 to the consolidated financial statements.

Collectible Revenue
Our Collectible segment revenues increased by $30.9 million, or 85.7%, to $67.0 million for the three months ended March 31, 2011 from $36.1 million in 2010. For the nine months ended March 31, 2011 collectible segment revenues increased $42.8 million, or 34.6% to $166.7 million from $123.9 million for the same period in 2010. Our collectibles group experienced strong revenue growth in both the Numismatics Wholesale and Coin and Wine auction houses for the three and nine month periods. The acquisition of Stack's positively impacted revenue for the quarter as we added an additional auction to calendar during the quarter. Attributable to the increase was strong demand and pricing for numismatic products and strong auction results for our coin and wine auctions in the current quarter. Overall revenues were positively impacted by approximately $3.1 million and $1.1 million due to a change when we recognize revenue in our wholesale business and our auction business, respectively (as discussed in more detail below).
Revenues were negatively impacted by a continued decline in our U.S. Philatelic auction business due to our contraction of this unit. During the second quarter we decided to contract our U.S. Philatelic business by decreasing the number of auctions held in the United States. We also shifted the management of our U.S. Philatelic business to Europe where we have operational efficiencies and a stronger philatelic presence which should help our U.S. Philatelic operations going forward. We also exited the Militaria auction business as we have sold certain assets of Greg Martin Auctions on January 18, 2011. All current and prior year amounts have been adjusted to reflect only continuing operations of our collectible business. For further discussion regarding Discontinued Operations please see Note 2.
Through September 30, 2010, the Company's Collectibles segment recognized revenue upon the receipt of cash. In the second and third quarters of Fiscal 2011, the Company made a number of operational changes which allowed it to revise the point in time when revenue is recognized for the Collectibles segment. Specifically, the Company's Collectibles segment improved its documentation and credit policies over customer acceptance, pervasive evidence of an arrangement, fixed or determinable sales prices and reasonable assurance of collectability, requirements under ASC 605 Revenue Recognition. As a result of the improvements above, effective January 1, 2011, for auctions of consigned product, revenue is recognized upon delivery of the related service elements. The first service element in the auction of consigned product consists of cataloging, appraising, preparation and performance of the auction. Revenue related to this element is recognized upon completion of the auction. The second service element relates to the processing, packaging and delivery of the consigned product and the collection of the sales consideration on behalf of the consignor. Revenue related to this element is recognized upon cash receipt from the purchaser, which generally coincides with delivery of the consigned product to the purchaser. Auction revenue accrued at the close of auction (buyer and seller commissions) which is in excess of the revenue recognized for the delivery of the first element is deferred until the second element is delivered. In accordance with ASC 605, value has been assigned to each element based upon the estimated selling price of the element as a result of the lack of reliable vendor specific objective evidence or third-party evidence of the selling price. For auctions of owned product, revenue is recognized when title of the product passes to the customer which is generally upon shipment, which, based on Company operational policies, usually occurs when the sales consideration is collected. As a result of the improvements above, effective October 1, 2010, Spectrum Numismatics International (“SNI”), the wholesale component of the Collectible segment commenced recognition of revenue upon the transfer of title to the customer, which generally occurs upon shipment. See Management Discussion and Analysis to this Form 10-Q for discussion of the impact resulting from this change.

The operating results of our Collectibles segment for the three months ended March 31, 2011 and 2010 are as follows:

		% of		% of	$	% of
in thousands	2011	revenue	2010	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$66,973	100.0%	$36,059	100.0%	$30,914	85.7%
Gross profit	9,846	14.7	5,354	14.8	4,492	83.9
Selling, general and administrative expenses	3,576	5.3	3,850	10.7	(274)	(7.1)
Salaries and wages	3,461	5.2	3,028	8.4	433	14.3
Depreciation and amortization	314	0.5	222	0.6	92	41.4
Impairment of goodwill and intangible assets	1	—	—	—	1	—
Operating income (loss)	$2,494	3.7%	$(1,746)	(4.8)%	$4,240	(242.8)%

(1)
The 2010 consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 to the consolidated financial statements.

The operating results of our Collectibles segment for the nine months ended March 31, 2011 and 2010 are as follows:

		% of		% of	$	% of
in thousands	2011	revenue	2010 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$166,697	100.0%	$123,859	100.0%	$42,838	34.6%
Gross profit	24,384	14.6	19,385	15.7	4,999	25.8
Selling, general and administrative expenses	9,672	5.8	8,942	7.2	730	8.2
Salaries and wages	9,251	5.5	10,007	8.1	(756)	(7.6)
Depreciation and amortization	610	0.4	617	0.5	(7)	(1.1)
Impairment of goodwill and intangible assets	31	—	—	—	31	—
Operating income (loss)	$4,820	2.9%	$(181)	(0.1)%	$5,001	(2,763.0)%

(1)
The 2010 consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 to the consolidated financial statements.

Gross Profit
Gross profit for the three months ended March 31, 2011 increased by $4.5 million or 83.9%, to $9.8 million in March 31, 2011 from $5.4 million in 2010. During the nine months ended March 31, 2011 gross profit increased $5.0 million to $24.4 million from $19.4 million in 2010. The main drivers of the increase was due an increase in overall numismatic activity coupled with strong fall and winter auction results within our coin, oversees stamp and wine auction businesses which are higher margin businesses than our wholesale business. Further positively impacting gross profits was the due to the acquisition of Stack's, LLC.
General and Administrative Expense
General and administrative expenses decreased by $0.3 million, or 7.1% to $3.6 million from $3.9 million for the three months ended March 31, 2011 when compared to 2010. During the nine months ended March 31, 2011 general and administration expenses increased $0.7 million, or 8.2% to $9.7 million from $8.9 million in 2010. The increase is not attributable to any one factor but in general as we see increases in our auction and wholesale businesses we see increases in general and administration expenses for marketing, travel, and other administration expenses not directly associated with the cost of running auctions or attributable to cost of goods sold.
Salaries and Wages
Salaries and wages increased by $0.4 million, or 14.3%, and decreased $0.8 million, or 7.6% to for the three and nine months ended March 31, 2011, respectively. The primary reason for the increase was additional head count related to the acquisition of Stacks.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2011 increased by $92.0 thousand which was related increases in assets acquired from the acquisition of Stack's.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the nine months ended March 31, 2011 and 2010:

in thousands	2011	2010
		(As Restated)
Cash provided by (used in) operating activities from continuing operations	$(57,040)	$37,291
Cash provided by (used in) operating activities from discontinued operations	(996)	981
Cash provided by (used in) operating activities	$(58,036)	$38,272
Cash provided by investing activities from continuing operations	$1,132	$6,240
Cash provided by investing activities from discountined operations	125	—
Cash provided by investing activities from continuing operations	1,257	6,240
Cash provided by (used in) financing activities continuing operations	$50,949	$(32,883)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities from continuing operations used $57.0 million in cash in the nine months ended March 31, 2011 versus a source of $37.3 million in the nine months ended March 31, 2010. A primary source of cash in 2011 operating cash flows were the impact of $3.9 million and $76.9 million in a non-cash item related to unrealized losses from foreign currency and an increase in accounts payable, accrued expenses, and other liabilities. Liabilities from borrowed metals reduced cash from operations by $28.3 million during the period compared to a source of cash in the amount of $18.5 million for the same period in 2010. This was offset by increases in receivables and secured loans of $29.3 million, accounts receivables and consignor advances of $21.6 million, a decrease in litigation settlement of $2.7 million and net inventory purchases of $61.2 million for the current nine month period. For the nine months ended March 31, 2010 a decrease in secured loans of $11.9 million, a $17.7 million increase in accounts payable, accrued expenses, and an increase in $18.5 million in liabilities on borrowed metals negatively impacted cash flows from operations. This was offset by a $13.2 million increase in inventories. Cash flows used in operations related to discontinued operations was $1.0 million for nine months ended March 31, 2011.
Our investing activities provided cash in the nine months ended March 31, 2011 of $1.1 million compared to $6.2 million in the nine months ended March 31, 2010. Maturity of short term investments provided sources of cash $4.7 billion and $6.0 billion for nine months ending March 31, 2011 and 2010. During the nine months ended March 31, 2011 $2.8 million of cash was used to purchase Stack's, LLC.
Our financing activities provided $50.9 million in cash for the nine months ended March 31, 2011 versus a cash outflow of $32.9 million for the same period last fiscal year. The main contributing factor of the increase was due to an increase borrowings of $53.6 million for the current nine month period compared to a net decrease in borrowings of $31.8 million for the same period last year. The increase was offset by dividends paid to our non-controlling party in the amount of $2.5 million for the nine month period ended March 31, 2011 versus $1.0 million for the nine month period ended March 31, 2010.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $135.0 million including a facility for letters of credit up to a maximum of $135 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.26% and 0.35% as of March 31, 2011 and June 30, 2010, respectively. Borrowings are due on demand and totaled $97.3 million and $45.2 million for lines of credit and $7.0 million and $4.8 million for letters of credit at March 31, 2011 and at June 30, 2010, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $30.7 million and $65.0 million at March 31, 2011 and June 30, 2010 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at March 31, 2011 were $34.0 million and $71.4 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $12.6 million and $40.8 million at March 31, 2011 and at June 30, 2010, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $7.0 million and $4.8 million at March 31, 2011 and at June 30, 2010, respectively.

The Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), Bowers and Merena Auctions, LLC ("Bowers"), and Teletrade, Inc. ("Teletrade"), has a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (3.25% as of March 31, 2011, which is subject to change), plus a margin. Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender. As of March 31, 2011, the total amount borrowed with this lender was $17.0 million, $13.5 million by A-Mark and $3.5 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of March 31, 2011 were $0.5 million. As of June 30, 2010 the total amount borrowed was $7.7 million, $2.0 million by SNI and $5.7 million by A-Mark.

Contractual Obligations, Contingent Liabilities, and Commitments
As of March 31, 2011, we have known cash commitments over the next several years as follows:

	Payment due by period
			2 to 3	3 to 4	4 to 5	5 years and
in thousands	Total	1 year	years	years	years	thereafter
Borrowings under line of credit:
Trading	$97,300	$97,300	$—	$—	$—	$—
Collectibles	3,500	3,500	—	—	—	—
Operating lease obligations	3,926	1,346	849	678	576	477
Total	$104,726	$102,146	$849	$678	$576	$477

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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity- contracts. Realized and unrealized net gains (losses) on derivative instruments in the consolidated statements of operations for the three and nine months ended March 31, 2011 and 2010 were $(18.2) million, $(53.4) million, $6.8 million, and $(10.3) million, respectively.
At March 31, 2011 and June 30, 2010, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $505.8 million and $153.2 million and $(257.8) million and $(56.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $113.6 million and $50.0 million and $210.2 million and $105.8 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2011 are scheduled to settle within 90 days.

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

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended March 31, 2011, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2010. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2011 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2011 Annual Report, which are incorporated into this filing by reference. There have been no material developments in those legal proceedings since the date of our 2011 Annual Report. On January 24, 2011, the Spanish magistrate issued a letter of request to the U.S. authorities seeking to depose Mr. Manning and Mr. Crawford in the U.S. The other defendants in the Spanish criminal case have previously been deposed.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2011 Annual Report, which are incorporated by reference into this filing, except as follows:

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

The reason we have not been able to file these Reports on Form 10-K and 10-Q to date is that we face major issues with completing our audits of the financial statements for our North American Philatelic and Corporate Divisions - and therefore the audit of the Company's consolidated financial statements - for the year ended June 30, 2007 and the periods prior thereto. The Company has recently concluded its assessment of its ability to issue audited consolidated financial statements for these periods and now believes that the obstacles to doing so may be insurmountable, regardless of effort or expense.

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

Date:	May 12, 2011	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	May 12, 2011
Gregory N. Roberts

/s/ Paul Soth	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	May 12, 2011
Paul Soth