Form 10-K
period 2011-06-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2011-09-23
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011

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
(Zip Code)

(949) 955-1250
__________________________________________
(Registrant's telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☑

As of December 31, 2010, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $28.7 million, based on the closing price of the registrant's common stock of $2.50 per share on December 31, 2010.

As of September 22, 2011 the registrant had 32,637,655 shares of Common Stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended June 30, 2011

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Company Overview

Spectrum Group International, Inc. (together with its subsidiaries, “we,” the “Company” or “SGI”) is a global trading and collectibles network. We are a trader of precious metals and an auctioneer of coins, stamps, and wine serving both collectors and dealers. Our collectibles offerings span the price from modest to ultra-high end. We also offer loans to coin dealers, collectors and investors collateralized by their precious metals, rare coins and other collectibles.

We are a Delaware company headquartered in California with 177 employees globally, as of June 30, 2011. Our executive offices are located at 18061 Fitch, Irvine, California 92614. Our telephone number is (949) 955-1250, and our website is www.spectrumgi.com. Through this website, we make available free of charge all of our filings with the Securities and Exchange Commission (the “SEC”), including those under the Exchange Act of 1934, as amended (the “Exchange Act”). In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through this website, along with other information regarding our corporate governance policies.

Approximately 57% of the Company's common stock is owned by Afinsa Bienes Tangibles, S.A. (“Afinsa”), either directly or through its wholly owned subsidiary, Auctentia, S.L. (“Auctentia”). Since September 2003, Afinsa and Auctentia have collectively owned a majority of the Company's common stock and have had two representatives on the Company's Board of Directors.

We conduct our operations within two business segments: Trading and Collectibles. (Our business segments are defined in Note 1 of the Notes to our Consolidated Financial Statements.)

Our Trading business is conducted through A-Mark Precious Metals, Inc. and its subsidiaries ("A-Mark"). A-Mark is a full-service precious metals trading company, and an official distributor for many government mints throughout the world. Our products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain, and our services include financing, leasing, consignment, hedging and various customized financial programs. We own 80% of A-Mark through our 80% ownership interest in Spectrum PMI, Inc., which owns all of the common stock of A-Mark. The remaining 20% of Spectrum PMI, Inc. is owned by Auctentia.

Our Collectibles business operates as an integrated network of leading companies concentrating on numismatic (coins) and philatelic (stamps) materials and rare and fine vintage wine. The sale of these products is conducted through auctions - both traditional live auctions as well as Internet only auctions - or through merchant/dealer transactions. We have offices and auction houses in North America, Europe and Asia.

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

Since 2003, we have been pursuing both an organic and acquisition growth strategy to become a global leader in rare collectibles. Over this time, SGI has completed numerous business acquisitions, each of which has fit one or more of three objectives:

1.	Expand our market position in a specific core collectibles market

2.	Expand our geographic presence in a core market

3.	Enter a new collectibles market

As a result of this strategy, we now serve several collectibles channels and a precious metals trading market. The trading segment looks to grow its business by expanding to new geographies and/or through new product offerings. We will continue to focus efforts in expanding business outside of the U.S. in developed and undeveloped countries and look to offer new commodity products. We will continue to develop our domestic finance business by offering a variety of collectibles and bullion finance products.

Trading Segment

Overview

A-Mark, founded in 1965, is a full-service precious metals trading company engaged primarily in the wholesale purchase and sale of gold, silver, platinum and palladium in a variety of fabricated forms, including coins, bars, wafers and grain. In addition to trading, A-Mark offers its customers a variety of traditional precious metals merchant services including leasing, consignments, and hedging. As a U.S. Mint-authorized purchaser of gold, silver and platinum coins, A-Mark purchases product directly from the U.S. Mint for sale to its wholesale customers. In addition to the U.S. Mint, A-Mark also has distributorship with other national mints, including Canada, Australia, South Africa, China and Austria. Customers of A-Mark include banks, financial institutions, coin dealers, jewelers, collectors, investors, investment advisers, manufacturers, refiners, mints and mines. We acquired A-Mark jointly with Auctentia in July 2005.

A-Mark, through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, offers collateralized loans on precious metals, rare coins and other collateralized collectibles to coin dealers, collectors and investors.

A-Mark manages market exposure by hedging its inventory through the purchase and sale of derivative products such as metals forwards and futures contracts.

The Company's trading inventories and purchase and sale transactions consist primarily of precious metals products. The Company's precious metals inventory is subject to market value changes, created by changes in the underlying commodity price. A-Mark updates its net exposure to the market in real-time and enters into forwards and futures transactions to hedge substantially all of its exposure to changes in market price. Inventory is “marked to market” daily. The Company maintains relationships with major market-makers and multiple futures brokers in order to provide a variety of alternatives for its daily hedging needs.

Because it seeks to substantially hedge its market exposure in the underlying commodities through the use of derivative instruments, A-Mark believes its business largely functions independently of the price movement of the underlying commodities. However, factors such as global economic uncertainly which affects market volatility has the potential to impact customer demand, volumes and margins.

Credit and position risk limits are set by A-Mark's management. These limits include traditional credit limits and gross position or metal limits for counterparties engaged in purchase and sales transactions with A-Mark. A-Mark also establishes collateral or margin limits for different types of purchase and sale transactions that counterparties may enter into from time to time.

A-Mark has a borrowing facility (the “Trading Credit Facility”) with a group of five financial institutions under an inter-creditor agreement, which provides for lines-of-credit of up to $160.0 million in total, including a facility for letters of credit up to a maximum of $160.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) (0.19% at June 30, 2011) plus a margin. Amounts borrowed under the Trading Credit Facility are secured by A-Mark's receivables and inventories. Borrowings under these lines-of-credits are due on demand and totaled $129.5 million and $45.2 million at June 30, 2011 and 2010, respectively. The Trading Credit Facility is cancelable by written notice from the financial institutions. Amounts available for borrowing under the Trading Credit Facility were $23.5 million and $65.1 million at June 30, 2011 and 2010, respectively.
A-Mark's Trading Credit Facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth (as defined) of $25.0 million million and $50.0 million, respectively. A-Mark's and SGI's tangible net worth at June 30, 2011, were $35.8 million and $71.7 million, respectively. A-Mark's and SGI's tangible net worth at June 30, 2010, were $25.7 million and $70.0 million, respectively. A-Mark also borrows metals from its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of cash or equivalent metals borrowed. A-Mark had borrowed metals included in inventories with market values totaling $11.4 million and $40.8 million at June 30, 2011 and 2010, respectively. Certain of these metals are secured by letters of credit issued under the A-Mark Trading Credit Facility, which totaled $7.0 million and $4.8 million at June 30, 2011 and 2010, respectively.

CFC started doing business in 2005. All loans made by CFC are collateralized by the delivery to us of precious metals, coins or other collectibles, with loan-to-value ratios (principal loan amount divided by the “liquidation value,” as conservatively estimated by the Company's management, of the collateral) of 50% to 90%. These loans are both variable and fixed interest rate loans, with maturities from three to twelve months. These short term loans bear interest at a rate based on the prevailing rate at the time the loan is made. CFC routinely performs an analysis of the expected collectability of customer notes receivable based on several factors, including the age and extent of significant past-due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of the collateral securing the repayment of the outstanding balances and may establish an allowance for possible losses on those notes based on those analyses. The Trading Credit Facility provides funding for eligible CFC loans for a portion of the Trading Credit Facility.

Supplier and Customer Concentrations

A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that numerous other suppliers are available and would provide similar products on comparable terms.

The top two customers represented 23.9% and 10.5%, respectively, of trading revenues for the year ended June 30, 2011, and 28.3% and 12.0%, respectively, of trading revenues for the year ended June 30, 2010.

Trading Competition

A-Mark's activities cover a broad spectrum of the precious metals industry, with a concentration on the physical market. We service public, industrial and private sector consumers of precious metals which include jewelry manufacturers, industrial consumers, refiners, minting facilities, banks, brokerage houses and private investors. We face different competitors in each area and it is not uncommon for a customer and/or a supplier in one market segment to be a competitor in another. Our competitors may offer more favorable pricing or services considered to be superior to ours.

Seasonality

While our precious metals trading business is not seasonal, we believe it is directly impacted by the perception of market trends and global economic activity. Historically, anticipation of increases in the rate of inflation, as well as anticipated devaluation of the U.S. dollar, has resulted in higher levels of interest in precious metals as well as higher prices for such metals.

SGI's trading presence on the Internet is through www.amark.com and www.cfccoinloans.com.

Collectibles Segment

Overview

We are a leading auctioneer and merchant/dealer of rare U.S. and foreign coins and paper currency, stamps, and rare and fine vintage wine. We were an auctioneer and merchant/dealer of antique arms, armor and historical memorabilia until January 2011, when we sold this business. We are also a merchant/dealer of certain collectibles. Our activities are targeted to both collectors and dealers, and feature offerings ranging from modest to ultra-high end prices. Our collectibles companies are listed below:

Company	Primary Activity	Location	Date Acquired/Formed
Teletrade	Coins and currencies auctions via the Internet and telephone - all price points but primarily mid-level	USA	October 1998
Spectrum Numismatics International	Wholesaler of coins, currencies and other collectibles	USA	December 1999
Corinphila Auktionen	Auctions of stamps - primarily high-level and rare (collections and single items)	Switzerland	September 2003
Heinrich Köhler Briefmarkenhandel	Wholesaler of stamps - primarily high-level	Germany	September 2003
Heinrich Köhler Auktionshaus	Auctions of stamps - primarily high-level (collections and single items)	Germany	September 2003
Bowers and Merena Auctions	Auctions of coins - primarily high-value and rare; and coin retailer - primarily catalogue and Internet	USA	February 2004
Stack's-Bowers Numismatics	Auctions of coins - primarily high-value and rare; and coin retailer - primarily catalogue and Internet	USA	January 2011
H.R. Harmer Global Philatelic Network GmbH	Auctions of stamps - entry, mid-level and high-level	USA	July 2004
John Bull Stamp Auctions	Auctions of stamps - entry, mid-level and high-level	Hong Kong	January 2005
Spectrum Wine Auctions	Auctions of rare and fine vintage wines	USA	February 2009
Corinphila Veilingen	Auctions of stamps - primarily high-level and rare (single items)	Netherlands	January 2010

The auction house H.R. Harmer, which was originally based in New York and which we acquired in 2004, was founded in 1940. H.R. Harmer is one of the leading philatelic auction houses in the U.S. It specialized in U.S. Stamps and postal history and specialized collections worldwide. In early fiscal 2011, we changed the name of the company to H.R. Harmer Global Philatelic Network GmbH through a transfer of assets.

On January 3, 2011, Bowers and Merena entered into a joint venture with Stack's, LLC, which together formed Stack's-Bowers Numismatics. The operations of Bowers and Merena and Stack's, LLC were assumed by Stack's-Bowers Numismatics. Bowers and Merena owns 51% of the equity of Stack's-Bowers Numismatics.

Teletrade, which the Company bought in 1998, offers certified coins and currencies auctions via the Internet.

Spectrum Numismatics, which we have owned since 1999, is engaged in the buying and selling of coins and currencies on a wholesale basis.

Corinphila, which we also acquired as part of our 2003 transactions with Afinsa, is the oldest stamp auction house in Switzerland. It specializes in high-end philatelic single items and specialized collections.

Heinrich Köhler Auktionshaus (HKA), founded in 1913, became one of our subsidiaries in our 2003 transactions with Afinsa. It specializes in classical stamps and postal history items, modern high-end stamps, wholesale lots aimed at dealers and specialized collections. HKA is one of the largest philatelic auction houses in Germany and, like our other philatelic auction houses, conducts wholesale transactions of philatelic materials, generally through their fellow subsidiaries Heinrich Köhler Briefmarkenhandel.

Bowers and Merena, which we acquired in 2004, is one of the leading rare coin auctioneers in the U.S. and has recently expanded into retail operations through Stack's-Bowers Numismatics.

John Bull Stamp Auctions is the oldest philatelic auction house in Hong Kong. We acquired John Bull in 2005. It specializes in Asian (mainly Chinese) stamps and postal history.

Greg Martin Auctions was engaged in the sale by auction of antique arms, armor and historical memorabilia. On January 1, 2011, we sold the assets of Greg Martin Auctions and discontinued this business.

In December 2008, we acquired Ponterio & Associates, a firm with more than 20 years of experience specializing in ancient and world coins and paper money. It is operated through Stack's-Bowers Numismatics, LLC.

We formed Spectrum Wine Auctions in February 2009. Spectrum Wine Auctions conducted its first auction of rare collectible wines in November 2009.

On January 1, 2010, Heinrich Köhler Auktionshaus GmbH & Co KG acquired 100% of Postzegelveiling Wiggers De Vries B.V., a privately-held, Netherlands-based auction house, for cash consideration of $360,000.  As part of and concurrent with the closing, the company's name was changed to Corinphila Veilingen B.V.  Corinphila Veilingen specializes in high-end Netherlands stamps and postal history, specialized worldwide collections and wholesale lots.

We access our collectibles markets through multiple channels. Principal among these are traditional “live” auctions featuring full electronic capabilities. Further, certain of our subsidiaries offer Internet-only auctions. We also buy and sell collectible materials on a wholesale basis as a merchant/dealer, as well as engage in a limited number of direct sales on a private treaty basis. We believe our size and access to multiple channels and all important worldwide collectibles markets are competitive advantages that help us maximize prices realized for the various kinds and grades of collectible materials that we encounter.

In all of our market channels, we may be offering either owned inventories or properties that have been consigned to us by its owner. In our role as auctioneer, we match consignors (sellers) of properties with buyers of these properties through the auction process. We will then invoice the buyers for their purchases (including commissions owed by the buyers), collect payments from the buyers, and make remittances to the sellers, net of their commissions owed. The auction commissions that we typically charge to the sellers range from 0% to 20% and those charged to the buyers range from 15.0% to 22.5%.

“Traditional auctions” are live, in-person auctions conducted by a licensed auctioneer. We hold multiple auctions each year in a variety of venues, including strategically located hotels and at major trade conferences and conventions. All traditional auctions are augmented by hard copy and/or electronic catalogs, as well as one or more forms of electronic bidding. Our traditional auctions are based on a “full-service” auction model in which we take physical possession of all items offered for sale in our auctions, inspect and describe all offerings, receive all sums due, remit sale proceeds to the seller and professionally pack and ship items to the buyer.

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

The auctioneer regulates the bidding and reserves the right to refuse any bid not believed to be made in good faith. Costs involved in conducting a traditional auction include, among other things, the cost of inspecting, describing, storing and insuring the items to be offered for sale; creating, printing and the production of the catalog; transportation, auction advertising, auction venue site rental fees, security, temporary personnel, commissions for agents mediating consignments, commission for commissioners acting as representatives for buyers during the auctions, auction rights sponsorship fees, expenses of certain additional auction-related accounting and shipping functions, and credit card merchant fees.

We operate “Internet auctions” through our Teletrade, Stack's-Bowers Numismatics, and Spectrum Wine Auctions subsidiaries. In Internet auctions, bidding takes place over the Internet and, in certain types of Internet auctions, a Company employee operates the live Internet bidding software, effectively acting as the auctioneer towards the Internet bidder.

Consistent with our full-service traditional auction business model and its commitment to customer service, our Internet auctions feature many of the same full-service amenities as our traditional auctions. Specifically, unless otherwise noted in a particular sale's terms and conditions, we take physical possession of all items offered for sale prior to the sale, describe the items, collect all sums due, remit the sale proceeds to the seller, and professionally pack and ship the items sold to the buyer.

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

Our collectibles presence on the Internet is through the following websites:

www.bowersandmerena.com
www.corinphila.ch
www.corinphila.nl
www.heinrich-koehler.de
www.hrharmer.com
www.jbull.com
www.spectrumcoins.com
www.spectrumwineauctions.com
www.teletrade.com
www.stacksbowers.com

The Company also owns over 100 other domain names, including www.coins.com, www.sportscard.com, and www.iauctions.com.

In May 2010, the Company and its three wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), Bowers and Merena Auctions, LLC (“Bowers”), and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line of credit (the “Collectibles Credit Facility”) up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, Bowers, and Teletrade, and are further guaranteed by the Company. The Collectibles Credit Facility is repayable on demand, and interest on outstanding amounts accrue at the lender's base rate plus an additional basis point. As of June 30, 2011, SNI had borrowed $4.0 million from this Collectibles Credit Facility. Separately, A-Mark has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender. As of June 30, 2011, the total amount borrowed was $16.0 million, $4.0 million by SNI and $12.0 million by A-Mark. Amounts available for borrowing under this Collectibles Credit Facility as of June 30, 2011 were $1.5 million.

Stack's-Bowers Numismatics, LLC has a Revolving Credit Facility with its related party. This Revolving Credit Facility entitled Stack's-Bowers Numismatics, LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be draw against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain cost as defined and must be repaid within forty five days following the auction close. As of June 30, 2011, Stack's-Bowers Numismatics, LLC had borrowed $1.4 million and incurred interest expense of $8,000 for the year-end June 30, 2011.

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
The ability to offer cash advances is often critical to our ability to obtain consignments of desirable property. In the case of property sold at auction, an owner may have to wait up to 60 days after the auction sale date for settlement and payment of the owner's portion of the sale proceeds. In many instances, an owner's motivation for consigning property for sale may include a need for cash on an immediate basis. Offering cash advances allows us to attract owners who desire immediate liquidity while preserving the opportunity to sell at auction at the highest available price. We believe that our ability to make consignor advances on a consistent basis has enabled us to receive regular consignments of high-value lots from professional dealers and private collectors. The amount of a cash advance generally does not exceed 75% of our estimate of the value of the property to be sold at auction.

Complementary Merchant/Dealer Operations; Private Treaty Sales

In order to complement and enhance our auction business, we frequently buy collectibles in our own name and resell them as a merchant/dealer or in our auctions. For a variety of reasons, some collectors require the immediate liquidation of their collections and cannot wait for an auction. Other collectors do not wish to sell by auction and prefer a negotiated, fixed-price sale. In these instances, we use our knowledge of the markets and products to make what we call “opportunistic purchases.” In most instances, collectibles purchased in this manner are resold within 180 days either in one of our auctions or in a private treaty transaction. In other instances, either because the markets are not yet ripe or because the collection purchased is so large, we may conclude that the collectibles are most profitably sold over a period of time, in which case, the collectibles purchased are held in our inventory and resold over an extended time period. In addition to these opportunistic purchases, we continually search the collectibles markets for favorable buying opportunities and buy individual pieces and collections to resell to a particular collector pursuant to a specific purchase request, to fill a need for one of our auctions to make that auction more attractive to the targeted audience, or to take advantage of what we believe are favorable prices and buying opportunities. In these circumstances, items purchased are generally resold in less than 180 days, but may be held for longer periods.

We earn profits, or incur losses, on the sale of owned inventory to the extent the sale prices exceed, or are less than, the acquisition prices paid by us. We seek to sell our owned inventory as quickly and efficiently as possible, thereby promoting a high level of inventory turnover and maintaining maximum liquidity.

In a private treaty sale, we contact known collectors and sell specific, usually high-end or ultra high-end items, to such collectors at a privately negotiated price. When such sales are conducted for owned items, we earn a profit based upon the sale price paid by the private buyer. We also conduct private sales of consigned items. In such instances, we earn a fee for our services. Generally, the fee is a percentage of the sale price; however, in some instances we will be paid a fixed, negotiated fee.

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

Collectibles Competition

The auction and merchant/dealer markets, both traditional and Internet, for the collectibles that we offer are highly competitive and dynamic. With the exception of the low-end and consumer-to-consumer segments of the Internet auctions market in which eBay has secured a dominant market position, no clear market leader exists. The market comprises thousands of merchant/dealers, as well as thousands of individual collectors buying and selling directly through consumer-to-consumer Internet trading platforms and at collectibles shows and conventions. Most of these competitors, however, are small, privately owned companies, and most are focused on a single collectible category and do not have a multi-category presence similar to ours.

Our principal numismatic auction and merchant/dealer competitors are Heritage Rare Coin Galleries, Ira and Larry Goldberg Coins & Collectibles, and U.S. Coins, Inc.

As a general matter, the local market is preferred by sellers of philatelic materials. In other words, sellers of U.S. collections generally prefer to sell their material through U.S. auction houses, and German material is generally sold through German companies. An exception is Switzerland, where Corinphila sells specialized collections and Latin American materials along with Swiss collections.

Among our primary competitors in the domestic philatelic auction and merchant/dealer business are Spink Shreves Galleries, Inc., Robert A. Siegel Auction Galleries, Inc., Mystic Stamp Company, Regency-Superior, Ltd., and Schuyler-Rumsey Auctions.

In Europe, the Company has numerous philatelic competitors that include Hanseatische Briefmarkenauktionen OHG (HBA), Wurttembergisches Auktionshaus Fur Postwertzeichen GmbH, and Philatelie Christoph Gartner GmbH in Germany; David Feldman S.A., Peter Rapp AG, Chiani-Auktionen, Giorgino Auktionen, and Rolli-Schar AG in Switzerland; Behr Philateli in France; Rsmussen Auctions in Denmark; Van Dieten Postzegelveilingin B.V., and De Nederlandsche Postzegelveiling B.V. in the Netherlands; and Harmers of London, Stanley Gibbons, Grosvenor Auctions, and Bonhams in the UK.

Our competitors in the wine auction business include Christie's, Sotheby's, Zachys, Hart Davis Hart, Heritage Auction Galleries, and Acker Merrall & Condit.

Our competition in the Hong Kong philatelic market includes InterAsia Auctions, Spink, Zurich Asia, Dynasty Auctions, and David Feldman Hong Kong Auctions.

Seasonality

Our Collectibles business is not generally subject to seasonal changes, although we often schedule our auctions around major coin, and stamp shows.

Financial and Geographical Information about Segments

See Note 18 of the Notes to Consolidated Financial Statements for financial and geographical information about the Company's reportable segments.

Government Regulation

Our Trading operations are subject to regulation, supervision and licensing requirements under various federal, state, local and foreign laws, ordinances and regulations. Our Collectibles operations are not currently subject to material federal, state or local regulation.

Employees

As of June 30, 2011, we had 177 employees, with 142 located in North America, 29 in Europe, and 6 in Asia. 169 of these employees were considered full-time employees. We regard our relations with our employees as good. The table below provides a breakdown of our employees by segment as of June 30, 2011 and 2010.

	June 30, 2011	June 30, 2010
Trading	23	20
Collectibles	146	116
Corporate	8	7
Total	177	143

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

In May 2011, Commercial Court No. 6 (Bankruptcy Court) in Madrid, Spain issued an order approving the liquidation of the assets owned by Afinsa. Afinsa, directly and through its wholly-owned subsidiary Auctentia, owns approximately 57% of the Company's outstanding common stock and 20% of the equity SPMI , which owns 100% of the Company A-Mark subsidiary. Afinsa has been in bankruptcy proceedings in Spain since July 2006.

Under the terms of the order, the trustees of Afinsa have been directed to sell the common stock of the Company and the 20% interest in A-Mark held by it within 12 months. If the common stock of the Company has not been sold in one or more private transactions by the end of first eight months of that period, then the stock may thereafter be sold in the open market. These time frame may be extended under certain circumstances.

On June 17, 2011, the Company entered into an exclusive negotiating agreement with Afinsa, pursuant to which the Afinsa trustees have agreed to negotiate exclusively with the Company for the sale (or “buy-back”) of all or a portion of the common stock of the Company and the 20% A-Mark interest through mid-October 2011.

The Company, through a special committee of the Company's Board of Directors, comprised of independent members of the Company's Board of Directors, is negotiating with the liquidators of Afinsa for the repurchase of the Company's common stock and the A-Mark interest owned by Afinsa.

If the Company is successful in negotiating the purchase of the Company's common stock and the A-Mark interest from Afinsa, the Company expects to finance the purchase through a combination of cash on hand, borrowed funds and a rights offering to its stockholders.

There can be no assurance that the Company will be successful in negotiating the purchase of the Company's common stock and A-Mark interest from Afinsa, on a timely basis or at all, or if the Company will be able to obtain the financing necessary to consummate a purchase transaction. Among other things, the Company may be unable or may be unsuccessful in its attempt to raise cash through a rights offering or the Company may be unsuccessful in its attempt to borrow money to cover any portion of the purchase price that is not funded through the rights offering or through cash on hand of the Company and its A-Mark subsidiary. The Company's ability to raise capital through the public issuance of equity or debt securities may be restricted because of its failure to file its delinquent reports under the Exchange Act. If the Company enters into an agreement to purchase the Company common stock and A-Mark interest from Afinsa and is unable to close the transaction because of a lack of sufficient financing, the Company could be adversely affected. Finally, even if the Company is successful in negotiating and financing the purchase of the Company common stock and A-Mark interest from Afinsa, there can be no assurance as to the timing of the purchase.

If the Company is unsuccessful in purchasing the Company common stock and A-Mark interest from Afinsa, Afinsa may sell the stock and A-Mark interest to a third party. A sale of all or a substantial portion of the shares of Company stock held by Afinsa to a holder (or group of holders) other than the Company will cause a change of control of the Company. A holder (or group of holders) of more than 50% of the Company's issued and outstanding stock has sufficient voting power to control the outcome of virtually all corporate matters submitted to a vote of our stockholders. These matters could include the election of directors, amendments to our by-laws, changes in the size and composition of our Board of Directors, and mergers and other business combinations involving us. Such a holder may promote policies or transactions that may not be favored by other stockholders or impede policies or transactions that may be desirable for other stockholders. A change of control could also have adverse tax consequences to the Company by limiting our ability to utilize our net operating loss carryforwards and other related tax attributes.

The Company and Auctentia are parties to a registration rights agreement pursuant to which Auctentia may request that substantially all of the shares of the Company's common stock beneficially owned by it be registered by the Company at the Company's expense. Unless and until such a registration statement is declared effective, Afinsa would likely not be able to sell the shares of our Company publicly, and would have to dispose of those shares in one or more private transactions. If and when the shares are registered, then they will be freely tradable immediately after any registration. Sales of such shares in the public markets in one or more “block” transactions could have a negative effect on the trading price of the Company's common stock.

We face potential liabilities as a result of ongoing proceedings against certain of the Company's former officers and directors.

As more fully described below under “Legal Proceedings - Spanish Criminal Investigation,” Messrs. Manning and Crawford, along with other former officers and directors of the Company and Central de Compras Coleccionables (“CdC”), a wholly-owned subsidiary of the Company, are the subject of a criminal investigation in Spain arising out of the Company's transactions with Afinsa. The Company understands that, under Spanish law, after the end of the investigative stage, the Spanish Investigative Court will determine whether there are grounds to bring formal charges and to continue to a trial or whether the proceedings should be dismissed. As the Company understands Spanish law, corporations cannot be charged directly with criminal acts, but face the possibility of secondary civil liability through the actions of their officers. Therefore, if any of these former officers or directors of SGI or CdC is ultimately found guilty, then, under this principle of secondary civil liability, the Company could be held liable for certain associated penalties. However, neither SGI nor CdC is currently a party to these criminal proceedings, and the effect, if any, on the Company cannot be determined at this time.

Messrs. Manning and Crawford (and such other officers and directors) are entitled to receive, and have been receiving, advances from the Company for their legal fees and expenses in connection with the Spanish criminal proceedings.

We are unable at this time to predict whether these developments will result in any kind of additional formal proceeding against SGI or CdC, and are unable to assess the likelihood of a favorable or unfavorable outcome of any such action, or to estimate the amount of liability in the event of an unfavorable outcome. If we are ultimately required to pay significant defense costs, damages or settlement amounts as a result of our indemnification obligations or potential secondary liability, such payments could materially and adversely affect our liquidity and results of operations.

In addition, the Spanish criminal proceedings and any charges against, or settlements by, any of our former officers, may generate negative publicity and adversely affect the investing public's (and others') perceptions of the Company. This, in turn, could adversely affect our business, results of operations, the market price of our common stock, our access to the capital markets and our borrowing costs.

We are subject to ongoing obligations in connection with the SEC Settlement, and our failure to comply with those obligations, including the obligation to file our Exchange Act reports for prior periods, could adversely affect our business and the liquidity of our common stock.

As described in further detail below under the heading captioned “Legal Proceedings - SEC Action,” on March 23, 2009, the Company announced that it had reached a settlement with the SEC (the “SEC Settlement”), which resolved charges filed against the Company in connection with the SEC's investigation into the Company's historical transactions with Afinsa. Under the terms of the SEC Settlement, which was approved by the U.S. District Court for the Southern District of New York on March 30, 2009, the Company consented, without admitting or denying the allegations made in the SEC's complaint, to a permanent injunction against any future violations of certain provisions of the federal securities laws, including those requiring us to make all filings under the Exchange Act.

While we have endeavored to comply fully with the terms of the SEC Settlement, it is possible that the SEC's enforcement staff may take issue with our compliance, despite our efforts. In particular, we are not in compliance with the requirement that we make all necessary filings under the Exchange Act. We have not filed amended Reports on Form 10-K for the years ended June 30, 2004 and 2005 (either separately or as part of a comprehensive Report on Form 10-K); we have not filed Reports on Form 10-K for the fiscal years ended June 30, 2006, 2007 and 2008; and we have not filed Reports on Form 10-Q (or amended Reports on Form 10-Q, as the case may be) for any quarter during these fiscal years.

The Company has completed its assessment of its ability to prepare financial statements for prior fiscal periods. The Company has concluded that it does not have sufficient evidentiary support to substantiate material components of the accounts receivable, inventory, consignor receivables and payables, accrued liabilities, sales transactions and the related cost of sales for its U.S. philatelic operations for any period or point in time prior to those consolidated financial statements related to its consolidated balance sheet balances as of June 30, 2007. In addition, the Company is unable to support certain of its corporate expenses, corporate accruals and intercompany balances and eliminations for such periods and points in time. Consequently, the Company has concluded that it cannot provide restated audited consolidated financial statements for the fiscal years ended June 30, 2004 and 2005, and is unable to provide audited consolidated financial statements for the fiscal years ended June 30, 2006 and 2007, except for its consolidated balance sheet balances at June 30, 2007. The Company intends to file quarterly reports on Form 10-Q for the fiscal year ended June 30, 2009, by June 30, 2012.

The failure by us to comply with the SEC Settlement could result in further enforcement actions by the SEC, including the imposition of sanctions or fines. In addition, the SEC could commence proceedings to suspend or revoke the registration of our common stock under Section 12(j) of the Exchange Act. The SEC could also seek to impose a trading halt in our common stock for up to ten trading days if it believes the public interest and the protection of investors requires it to do so. Should our common stock be de-registered, brokers, dealers and other market participants would be prohibited from buying or selling, making a market in, or publishing quotations or otherwise effecting transactions with respect to our common stock. As a result, public trading of our common stock would cease. This could have an adverse impact by reducing the liquidity of our common stock and preventing investors from buying or selling our common stock in the public market. In addition, the Company's ability to raise capital through the public issuance of equity or debt securities may be restricted because of its failure to file its delinquent reports under the Exchange Act.

We are the subject of examinations by U.S., New York State and Spanish tax authorities.

In November 2005, Spanish tax authorities commenced an investigation of CdC, covering all periods from fiscal 2001 through fiscal 2006. In February 2008, the Internal Revenue Service (the “IRS”) commenced an audit of our tax returns for fiscal 2004, 2005 and 2006. In March 2008, the New York State Department of Taxation and Finance began an audit of our tax returns for fiscal 2005, 2006 and 2007.

These audits are ongoing and the outcome cannot be determined at this time. An adverse outcome could have a material adverse effect on the consolidated financial condition and results of operations of the Company.

We have incurred and expect to continue to incur substantial legal, accounting and other costs and expenses arising from our relationship with Afinsa.

In addition to our advancement and indemnification obligations described above, we have also incurred significant expenses relating to the re-audit and restatement of our historical financial statements, investigation by the Audit Committee, the SEC investigation, the SEC Settlement and litigation commenced by our shareholders. We may incur significant additional expenses in connection with the Spanish criminal proceedings. In addition, these matters are likely to divert the time and attention of our management from regular business operations.

Our trading business is exposed to commodity price risks and to risks of default of our counterparties.

A-Mark's precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products the Company trades. In addition, open purchase and sale commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. A-Mark's policy is to remain substantially hedged as to its inventory position and to its individual purchase and sale commitments. A-Mark's management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect the Company against commodity price risks associated with A-Mark's business activities.

Furthermore, even if we are fully hedged as to any given position, there is the risk of default by our counterparties to the hedge. Any such default could have a material adverse effect on our financial position and results of operations.

A-Mark's business is heavily dependent on its heavily concentrated customer base.

One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for any precious metals product manufacturer, including a sovereign mint seeking to distribute precious metals coinage or a large refiner seeking to sell large volumes of physical precious metals. For the fiscal year ended June 30, 2011, A-Mark's top two customers represented 23.9%, and 10.5%, respectively of our Trading revenues. Any event that would adversely affect the relationship between A-Mark and its customers, or the loss of any significant customer, would negatively impact A-Mark's results of operations.

A-Mark's business is heavily dependent on its credit facility and its banking relationships.

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

In addition, fluctuations in interest rates influence the cost of funds for borrowings under the Trading Credit Facility, which could have a material adverse effect on our liquidity and financial condition.

The loss of a government purchaser/distributorship arrangement could materially adversely affect A-Mark's business and results of operations.

A-Mark's business is heavily dependent on its purchaser/distributorship arrangements with various governmental mints. A-Mark's ability to offer coins and bars to its customers on a competitive basis is based on its ability to purchase products directly from a government source. The loss of any authorized purchaser/distributor relationship, including with the U.S. Mint, could have a materially adverse effect on A-Mark's our business.

A-Mark's business is heavily influenced by volatility in commodities prices.

A primary driver of A-Mark's profitability is volatility in commodities prices. Among the factors that can impact the price of precious metals are supply and demand of gold; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators such as hedge funds. If commodity prices were to stagnate, there would likely be a reduction in trading activity, resulting in less demand for the services A-Mark provides, which could materially adversely affect our business, liquidity and results of operations. Alternatively, an increase in commodity price volatility could result in increased business activity for A-Mark.

The materials held by A-Mark and our collectibles companies are subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the gold and other precious metals held by A-Mark, and the collectibles held by our collectibles companies, could be lost, damaged or stolen. In addition, access to A-Mark's gold could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect our business and results of operations. Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our gold or other material is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.

Our stock is not currently traded on a recognized exchange.

In early 2007, our stock was de-listed from the NASDAQ National Market because of our failure to comply with our financial reporting obligations under the Exchange Act. Since then, our stock has traded on the “pink sheets.” As a result, out stock is thinly traded, which in turn affects the ability of holders of our stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid. While we intend to re-list on a recognized exchange as soon as we meet all applicable listing requirements, there can be no assurance that we will be successful in doing so.

Our business is influenced by political conditions and world events.

Global political conditions and world events may affect us through their effect on the economies of various countries, as well as on the decision of buyers and sellers to purchase and sell precious metals and collectibles and the value of such precious metals and collectibles. As a result, adverse global political conditions and world events could materially adversely affect our business, financial condition and results of operations.

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

We offer various types of financing in our business. Our receivables from the customers with whom we trade in precious metals represent short-term, non-interest bearing amounts due from metal sales and are generally secured by the related metals maintained in the Company's possession, by a security interest, or by a letter of credit issued on behalf of the customer. Advances on refined materials represent metals advanced to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. Wholesale trade advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints.

The Company periodically extends short-term credit through the issuance of notes receivable to approved customers at interest rates determined on a customer-by-customer basis. The amounts due from brokers principally relates to commodity hedging transactions.

The Company also frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. The sale and auction of Company-owned inventory are, from time to time, made with extended payment terms of up to twelve months. Certain assets held by the Company collateralize these receivables.

The Company operates a financing business through CFC that makes secured loans at loan to value ratios (principal loan amount divided by the “liquidation value”, as conservatively estimated by management, of the collateral) of 50% to 90%. These loans are both variable and fixed interest rate loans, with maturities from six to twelve months.

The failure or inability of borrowers to repay their loans is an inherent risk in all lending. Our ability to minimize loan losses will depend on several factors, including (a) the loan underwriting and other policies and controls we continue to adopt and implement, which prove to be inadequate to prevent loan losses from occurring; (b) our ability to sell collateral, when a borrower defaults in the payment of a loan, for amounts sufficient to offset loan losses, which can be affected by a number of factors outside of our control, including (i) changes in economic conditions, (ii) increases in market rates of interest and (iii) changes in the condition or value of the collateral that will secure the loans we make; and (c) the reserves we will need to establish for potential loan losses, which may prove to be inadequate, in which case we would have to incur additional charges, which would have the effect of reducing our net income and could negatively impact our financial condition. Additionally, our CFC operations are subject to certain state and federal laws and regulations, which may impose significant costs or limitations on the way we conduct or expand such a business.

Changes in our liquidity and capital requirements could limit our ability to achieve our plans.

The Company currently has no working capital facility in place, other than its Trading and Collectibles Credit Facilities, which are repayable on demand. If the cash that we generate from our business, together with cash that we may borrow under the Trading and Collectibles Credit Facilities, is not sufficient to fund our capital requirements, we will require additional debt and/or equity financing. However, we may not succeed in obtaining the requisite additional financing on terms that are satisfactory to us or at all. In addition, the Company's ability to raise capital through the public issuance of equity or debt securities may be restricted because of its failure to file its delinquent reports under the Exchange Act.

Failure to obtain such financing could have a material adverse effect on the Company's ability to offer cash advances to potential consignors of property (which is an important aspect of the marketing of an auction business), to acquire collectibles for sale in the Company's business, to expand into sales of other collectibles, to expand our CFC operations, to initiate any other new business activities and to execute on any strategic growth plan we might develop. Also, the Trading and Collectibles Credit Facilities impose certain restrictive covenants, including restrictions on the payment of dividends to the parent company, which could have an adverse impact on our liquidity position and our ability to expand our business.

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

We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or shareholders may be diluted as we implement our growth strategy. We have also spent considerable time, resources and efforts, apart from acquisitions, in attempting to grow our business operations over the past few years. These efforts place, and are expected to continue to place, strains on our management and other personnel and resources and require timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing all of the processes that are necessary to support our growth initiatives, which could result in our expenses increasing disproportionately to our incremental revenues, causing our operating margins and profitability to be adversely affected.

We may not have successfully remediated previously identified material weaknesses in our internal controls and we may identify additional material weaknesses in the future.

As described below under heading captioned “Controls and Procedures,” we have in the past had material weaknesses in our internal control over financial reporting. There can be no assurance that the measures we have taken to address our disclosure control issues will be sufficient or that we will not identify additional weaknesses in the future. Additionally, even if we believe we have effective control over financial reporting, the process for assessing the effectiveness of internal control over financial reporting requires subjective judgments and the application of standards that are relatively new and subject to questions of interpretation. If we conclude in the future that our internal control over financial reporting is not effective, the perception of our Company may be adversely affected, which could in turn adversely affect the price of our securities, our access to the capital markets and/or our borrowing costs.

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

Our Collectibles business, which is significantly affected by the amount of discretionary consumer spending, has been adversely impacted by the general global economic climate, and any further deterioration in global economic conditions would have a negative effect on our Collectibles operations and the market value of the Collectibles inventory that we hold at any given time.

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

Our stock price may fluctuate.

The market price of the Company's common stock dropped dramatically following May 9, 2006, when Spanish judicial authorities closed down Afinsa's business operations and began an investigation related to alleged criminal wrongdoing by Afinsa and certain of its executives. In the past, the market price of the Company's common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond the Company's control, including: sales of the Company's common stock by stockholders, including Afinsa; actual or anticipated fluctuations in the Company's operating results; the operating and stock price performance of other comparable companies; developments and publicity regarding the Spanish criminal investigation and the SEC action; general economic conditions; and lack of liquidity for our common stock based, in part, on our shares not being traded on a national exchange.

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

We have not paid common stock dividends since our inception and do not anticipate paying dividends in the foreseeable future. Our current business plan provides for the reinvestment of earnings, with the goal of increasing sales and long-term profitability and value. Our current business plan provides for the reinvestment of earnings, with the goal of increasing sales and long-term profitability and value. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable for a smaller reporting company.

ITEM 2. PROPERTIES

Our headquarters and most of our North American Collectibles operations are located in one facility in Irvine, California. Our trading operations are conducted in facilities located in Santa Monica, CA. Our European Stamps operation has offices throughout Europe and in Hong Kong. Below is a table summarizing the properties we occupied during the year ended June 30, 2011. During April 2011, we purchased a building in Irvine, California. This building will be our new headquarters and will be used to consolidate all the locations of all our North American Collectibles operations. We anticipate moving into this building by the end of calendar year 2011.

Segment	Location	Square Footage	Lease Term/Expiration
Current Headquarters and North American Collectibles	Irvine, California	20,200	Month-to-month
New Headquarters and North American Collectibles	Irvine, California	54,200	Owned

Coin Collectibles	New York, New York	1,500	January 2016
Coin Collectibles	New York, New York	7,500	September 2016
Coin Collectibles	Wolfeboro, New Hampshire	5,000	December 2011

Wine Collectibles	Irvine, California	8,000	November 2011
Wine Collectibles	San Francisco, California	1,700	October 2013

Trading	Santa Monica, California	4,400	April 2014

Stamp Collectibles	Zurich, Switzerland	7,400	May 2013
Stamp Collectibles	Zurich, Switzerland	322	September 2011
Stamp Collectibles	Wiesbanden, Germany	8,900	October 2012
Stamp Collectibles	Amstelveen, Netherlands	6,500	December 2011
Stamp Collectibles	Hong Kong	1,300	February 2013

ITEM 3. LEGAL PROCEEDINGS

Spanish Criminal Investigation

In May 2006, Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing, including money laundering, fraud, tax evasion and criminal insolvency. The Spanish criminal investigation initially focused on Afinsa and certain of its executives and was later expanded to include several former officers and directors of SGI and CdC, including Messrs. Manning and Crawford. The allegations against Afinsa and the certain named individuals relate to the central claim that Afinsa's business operations constituted a fraudulent “Ponzi scheme,” whereby funds received from later investors were used to pay interest to earlier investors, and that the stamps that were the subject of the investment contracts were highly overvalued. Spanish authorities have preliminarily alleged that Messrs. Manning and Crawford knew Afinsa's business, and aided and abetted in its activity by, among other things, causing the Company to supply allegedly overvalued stamps to Afinsa. Several of our former officers and directors have testified in these proceedings. Messrs. Manning and Crawford are scheduled to testify in the proceedings in late September 2011.

The Company understands that, under Spanish law, after the end of the investigative stage, the Spanish Investigative Court will determine whether there are grounds to bring formal charges and to continue to a trial or whether the proceedings should be dismissed. As the Company understands Spanish law, if any of these former officers or directors of SGI or CdC is ultimately found guilty, then, under the principle of secondary civil liability, the corporation could be held liable for certain associated penalties. However, neither SGI nor CdC is currently a party to these criminal proceedings, and the effect, if any, on the Company cannot be determined at this time.

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

IRS and New York State Tax Audits

In February 2008, the IRS commenced an audit of SGI's tax returns for fiscal 2004, 2005 and 2006. These audits are ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability. In March 2008, the New York State Department of Taxation and Finance began an audit of our tax returns for fiscal 2005, 2006 and 2007. These audits were concluded on June 2, 2011 and the New York State Department of Taxation and Finance accepted the return(s) as filed.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the Pink OTC Markets Inc. (“Pink Sheets”) under the symbol SPGZ.PK. Prior to January 2007, our stock was traded on NASDAQ's National Market under the symbol ESCL. In January 2007, our stock was de-listed from the NASDAQ National Market because of our failure to comply with our financial reporting obligations under the Exchange Act.

As of September 22, 2011, there were 1,048 stockholders of record of our common stock and the last reported sale price of our stock as reported by the Pink Sheets was $2.94.

The following tables set forth the range of high and low closing prices for our common stock, for each of the periods indicated, as reported by the Pink Sheets. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2011
Quarter	High	Low
First	$1.98	$1.98
Second	2.50	2.50
Third	3.03	2.75
Fourth	2.90	2.90

	2010
Quarter	High	Low
First	$2.99	$2.00
Second	3.30	1.81
Third	1.95	1.67
Fourth	2.25	1.70

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

In addition, A-Mark's Trading Credit Facility has certain restrictive financial covenants which require A-Mark and SGI to maintain a minimum tangible net worth (as defined) of $25.0 million and $50.0 million, respectively. SGI's ability to pay dividends, if it were to desire to do so, could be limited as a result of these restrictions.

Equity Compensation Plan Information

The following table provides information as of June 30, 2011, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,291,071	$2.78	293,850
Equity compensation plans not approved by security holders (2)	—	—	—
Total	1,291,071	$2.78	293,850
____________

(1)
Consists of stock options and restricted stock granted under the 1993 Stock Option Plan, as amended (the “1993 Plan”), and the 1997 Stock Incentive Plan, as amended (the “1997 Plan”). SGI's stockholders previously approved the 1993 and 1997 Plans. Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI's stock. Awards under the 1997 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan currently is administered by the Compensation Committee of the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants or awards. At June 30, 2011, there were 293,850 shares remaining available for future awards under the 1997 Plan. Under the 1997 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Board, and stock options and SARs may have any term. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

This Annual Report on Form 10-K contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

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

INTRODUCTION

Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying consolidated financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying Consolidated Statements of Operations by comparing the results for the years ended June 30, 2011 and June 30, 2010.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of June 30, 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

OVERVIEW

Business

We conduct our operations in two reportable segments: Trading and Collectibles. Our reportable segments are defined in Note 18 of the Notes to Consolidated Financial Statements. For the year ended June 30, 2011, total revenue was $7.20 billion comprised of Trading segment revenue of $6.96 billion, or 96.7% of our total revenues, and Collectibles segment revenue of $240.10 million, or 3.3% of our total revenues. Total revenue for the period increased $1.18 billion, or 19.6%, from $6.02 billion for last fiscal year. This increase was driven by an increase in Trading revenue of $1.13 billion, or 19.3%, and a $53.63 million, or 28.8%, increase in our Collectibles segment revenue. The increase in Trading segment revenue was attributable to an overall increase in metal ounces sold and an increase in average price per ounce for gold and silver for the year when compared to prior year. The increase in Collectibles segment revenue was driven by a general rise in numismatic activity, the addition of Stack's-Bowers Numismatics, LLC and a very successful auction calendar which generated higher aggregate sales versus the prior year.

Operating income for the year ended June 30, 2011 increased $15.01 million to $8.80 million from an operating loss of $6.21 million in the prior year. The increase was due primarily to the improved performance of our Trading and Collectibles segments and a decrease in non-recurring expenses related to goodwill and intangible asset impairments of $1.54 million and litigation settlement of $1.79 million compared to the year ended June 30, 2010. During the year ended June 30, 2011, Collectibles gross profit increased $4.05 million, or 14.9%, to $31.30 million from $27.24 million, and Trading gross profit increased $9.21 million to $29.46 million from $20.26 million.

Income from continuing operations for the year ended June 30, 2011 increased $2.3 million to $4.8 million from $2.5 million for the prior year. Several factors contributed to the improved results which are discussed in the Results of Operations section below.

Trading

Our Trading segment operates in the United States through A-Mark, a distributor and service provider to consumers, wholesalers, retailers and dealers of precious metals throughout the world operating from facilities located in Santa Monica, California. A-Mark is a wholly owned subsidiary of Spectrum PMI, Inc., which in turn is 80% owned by the Company. CFC, a licensed California finance lender and a wholly owned subsidiary of A-Mark, offers loans on precious metals, rare coins and other collectibles to coin dealers, collectors and investors.

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

RESULTS OF OPERATIONS

Overview of Results of Operations for the Years Ended June 30, 2011 and 2010

Condensed Consolidated Results of Operations

The operating results of our business for the years ended June 30, 2011 and 2010 are as follows.

		% of		% of	$ Increase /	% Increase /
in thousands	2011 (1)	revenue	2010 (1)(2)	revenue	(decrease)	(decrease)
			(as restated)
Revenue	$7,202,171	100.0%	$6,021,179	100.0%	$1,180,992	19.6%
Gross profit	60,756	0.8	47,497	0.8	13,259	27.9
General and administrative	22,279	0.3	22,886	0.4	(607)	(2.7)
Salaries and wages	27,057	0.4	25,110	0.4	1,947	7.8
Depreciation and amortization	1,679	—	1,445	—	234	16.2
Goodwill and intangible asset impairments	30	—	1,570	—	(1,540)	(98.1)
Litigation settlement	912	—	2,697	—	(1,785)	(66.2)
Operating income (loss)	8,799	0.1	(6,211)	(0.1)	15,010	NM
Interest income	9,163	0.1	6,388	0.1	2,775	43.4
Interest expense	(3,653)	(0.1)	(2,267)	—	(1,386)	61.1
Other (expense) income, net	(1,047)	—	654	—	(1,701)	(260.1)
Unrealized gains (losses) on foreign exchange	(4,667)	(0.1)	3,304	0.1	(7,971)	(241.3)
Income before income taxes	8,595	0.1	1,868	—	6,727	360.1
Income tax provision (benefit)	3,761	0.1	(640)	—	4,401	(687.7)
Income from continuing operations	4,834	0.1	2,508	—	2,326	92.7
Income (loss) from discontinued operations, net of tax	31	—	(2,070)	—	2,101	NM
Net income	4,865	0.1	438	—	4,427	1,010.8
Less: Net income attributable to non-controlling interests	(1,091)	—	(1,490)	—	399	(26.8)
Net income (loss) attributable to Spectrum Group International, Inc.	$3,774	0.1%	$(1,052)	—%	$4,826	NM
__________

(1)
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA"). In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 of the Notes to Consolidated Financial Statements.

(2)
The 2010 Consolidated Statement of Operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to the Company's reported net income. See Note 3 of the Notes to Consolidated Financial Statements.

			$ Increase /	% Increase /
	2011	2010	(decrease)	(decrease)
Basic and diluted income (loss) per share:
Basic - continuing operations	$0.12	$0.03	$0.09	300.0%
Diluted - continuing operations	$0.11	$0.03	$0.08	266.7%
Basic - discontinued operations	$—	$(0.06)	$0.06	(100.0)%
Diluted - discontinued operations	$—	$(0.06)	$0.06	(100.0)%
Basic - attributable to Spectrum Group International, Inc.	$0.12	$(0.03)	$0.15	NM
Diluted - attributable to Spectrum Group International, Inc.	$0.11	$(0.03)	$0.14	NM

Weighted average shares outstanding
Basic	32,469	31,939
Diluted	32,725	32,465

NM - not meaningful

Revenues and Gross Profit

Revenues for the year ended June 30, 2011 increased $1.18 billion, or 19.6%, to $7.20 billion from $6.02 billion in the year ended June 30, 2010. Our Collectibles segment revenues increased $53.63 million, or 28.8%, for the year ended June 30, 2011 to $240.10 million compared to the year ended June 30, 2010. Trading revenues increased $1.13 billion, or 19.3% to $6.96 billion from $5.83 billion last year. For a further discussion regarding our revenues, please refer to the discussions regarding our Trading and Collectibles segments below.

Our gross profit for the year ended June 30, 2011 increased $13.26 million, or 27.9%, to $60.76 million from $47.50 million in the year ended June 30, 2010. Both the Trading and the Collectibles segments both contributed to the increase. The Trading and Collectibles segments' gross profit increased $9.21 million and $4.05 million, respectively, for the year ended June 30, 2011.

Our gross profit margins increased to 0.844% for the year ended June 30, 2011 from 0.79% in 2010. Gross profit margins increased in our Trading segment 0.076% basis points to 0.42% for the year ended June 30, 2011 from 0.35% for the the prior year. Collectibles gross profit margins decreased 1.57 basis points to 13.0% for the year ended June 30, 2011 from 14.6% for the prior year. For a further discussion regarding gross profit and gross profit margins, please refer to the discussions regarding our Trading and Collectibles segments below.

Operating Expenses

General and administrative expenses decreased $0.61 million, or 2.7%, to $22.28 million for the the year ended June 30, 2011 from $22.89 million in 2010. The decrease was the result of the company's efforts to curtail expenses throughout year and is not attributable to any one factor.

Salaries and wages increased $1.95 million, or 7.8%, to $27.06 million for the year ended June 30, 2011 from $25.11 million in 2010. The increase in salaries and wages was primarily the result of increases in accruals related to contractual performance related to compensation within our Trading business.

Depreciation and amortization expense increased $0.23 million, or 16.2% to $1.68 million for the year ended June 30, 2011 from $1.45 million in 2010. The slight increase was attributable to the increase in depreciation expense due to the purchase of the McGaw building in April 2011 and the the purchase of Stack's, LLC.

Interest Income

Interest income increased $2.78 million, or 43.4%, to $9.16 million for the year ended June 30, 2011 from $6.39 million in 2010. The increase was due to the Trading segment's increases in its financing and liquidity service business.

Interest Expense

Interest expense for the year ended June 30, 2011 increased $1.39 million, or 61.1%, to $3.65 million from $2.27 million in 2010. This was related primarily to the Trading segment's usage of its line of credit (the "Trading Credit Facility") as well as our Collectibles line of credit (the "Collectibles Credit Facility"). Both our Trading and Collectibles segment utilize their lines of credit extensively for working capital requirements. For the years ended June 30, 2011 and 2010, our consolidated average debt balance was approximately $101.3 million and $45.5 million, respectively. The Company’s increase in interest expense was due primarily higher usage of its credit line as business volumes increased within both the Trading and Collectibles segments.

Other Income/(Expense)

Net other income /(expenses) was $(1.05) million expense for the year ended June 30, 2011 and $0.65 million income for the year ended June 30, 2010. The change was the result of unrealized losses on futures contracts related to our Collectibles wholesale business protecting physical gold inventories from a market decline in precious metal prices.

Provision for Income Taxes

Income tax provision on continuing operations was approximately $3.76 million for the year ended June 30, 2011 compared to a$0.64 million benefit in 2010. Our effective tax rate for continuing operations for the year ended June 30, 2011 amounted to an effective expense of 43.8% compared to a benefit of 34.3% last year.

For the year ended June 30, 2011, our effective tax rate was predominantly impacted by:

•	A permanent tax adjustment for annual compensation deductions in the amount of $0.69 million

•	Permanent tax adjustments for disallowed interest in the amount of $0.47 million

•	A permanent adjustment for non-controlling investment in Stack's-Bowers Numismatics, LLC in the amount of $0.49 million

•	An increase in unrecognized tax benefits of $0.01 million, and a change to the valuation allowance of $1.26 million
In addition, the discontinued operations reflected a net tax benefit that was primarily the result of change in the valuation allowance for deferred tax assets related to the discontinued operation of $0.6 million.

For the year ended June 30, 2010, the net tax benefit of $0.64 million predominantly includes a tax benefit of $1.39 million for U.S. federal and state taxes primarily related to tax benefit of net operating loss carryback recorded during the fiscal year, and foreign tax expense of $0.75 million. Our effective tax rate for the year ended June 30, 2010 was significantly impacted by $3.2 million tax benefit of carryback claim for losses incurred.

In each of the fourth quarters for the fiscal years ended June 30, 2011 and June 30, 2010, we assessed the realizability of our deferred tax assets. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company's forecast of future taxable income and available tax planning strategies that could be implemented to realized the net deferred tax assets.  As of the years ended June 30, 2011 and June 30, 2010, we believe it is appropriate to continue to maintain a full valuation allowance against the deferred tax assets as it is more likely than not that the Company will not be able to realize the net deferred tax assets.

Non-controlling Interests

Net income attributable to non-controlling interests decreased $0.40 million, or 26.8%, to $1.09 million for the year ended June 30, 2011 from $1.49 million during 2010. The change was primarily due to higher 2011 profits in the Trading segment offset by losses in Stack's-Bowers Numismatics, LLC. Auctentia owns 20% of Spectrum PMI, Inc., and Stack's, LLC owns 49% of Stack's-Bowers Numismatics, LLC.

Net Income attributable to Spectrum Group International, Inc.

Net income attributable to Spectrum Group International, Inc. increased $4.83 million to $3.77 million for the year ended June 30, 2011 from a loss of $1.05 million in 2010. Factors contributing to the increase were strong results within our Trading and Collectibles segments as well as cost reductions in corporate expenses when compared to prior periods. Negatively impacting our results for the year ended June 30, 2011 was $4.67 million in unrealized losses on foreign currency translation. This non-cash unrealized foreign currency loss directly relates to the translation of intercompany loans between Spectrum Group International, Inc and its wholly owned international subsidiaries from Euros to U.S. dollars in the consolidated financial statements.

Earnings per Share

For the year ended June 30, 2011, basic earnings per share (attributable to Spectrum Group International, Inc.) increased $0.15 to $0.12 when compared to the prior year. Diluted earnings per share (attributable to Spectrum Group International, Inc.) increased $0.14 to $0.11 when compared to the prior year. The change in both basic and diluted earnings per share was primarily due to changes in net income for the Company.

Trading Operations

The operating results of our Trading segment for the years ended June 30, 2011 and 2010 are as follows:

In thousands	2011	% of revenue	2010	% of revenue	$ Increase / (decrease)	% Increase / (decrease)
Trading revenues	$6,962,076	100.0%	$5,834,712	100.0%	$1,127,364	19.3%
Gross profit	29,461	0.4	20,256	0.3	9,205	45.4
General and administrative	3,807	—	3,562	0.1	245	6.9
Salaries and wages	9,602	—	8,904	0.2	698	7.8
Depreciation and amortization	676	—	671	—	5	0.7
Operating income	$15,376	0.2%	$7,119	0.1%	$8,257	116.0%

Trading Revenues

Our Trading segment revenues increased $1.13 billion, or 19.3%, to $6.96 billion for the year ended June 30, 2011 from $5.83 billion for 2010. Our Trading business experienced a decrease in the amount of ounces of gold sold during the current year versus the prior year. This decrease was offset by a large increase in ounces of silver sold during the same period. The decrease in ounces of gold sold negatively impacted revenues; however, the increase in the ounces of silver sold coupled with strong increases in average prices of gold and silver drove revenues higher for the year when compared to the prior year.

Gross Profit

Gross profit for the year ended June 30, 2011 increased $9.21 million, or 45.4%, to $29.46 million from $20.26 million in 2010. The increase was due primarily to robust silver demand coupled with supply constraint which resulted in higher silver product premiums for the year when compared to the prior year. Gross profit from our finance activities increased during the year resulting from an increase in our storage fees related to the continued expansion of finance and liquidity services offered by our Trading business. As our finance and liquidity service business increases, charges related to holding physical metals increases, impacting our cost of goods sold. The interest income directly attributable to our finance and liquidity service business is shown in the Interest Income line on our Consolidated Statements of Operations. Interest income for the years ended June 30, 2011 and 2010 were $9.16 million and $6.39 million, respectively.

General and Administrative Expenses

General and administrative expenses increased by $0.25 million to $3.81 million for the year ended June 30, 2011 from $3.56 million for 2010. There were no material items that contributed to this increase.

Salaries and Wages

Salaries and wages increased by $0.70 million, or 7.8%, to $9.60 million for the year ended June 30, 2011 from $8.90 million for 2010. This was due primarily to higher levels of contractual performance based compensation expense for 2011 when compared to the prior year.

Depreciation and Amortization

Depreciation and amortization for the year ended June 30, 2011 was consistent with the prior year.

Collectibles Operations

The revenues in our Collectibles operations by collectible type for the years ended June 30, 2011 and 2010 are as follows:

	2011 (1)		2010 (1)(2)
in thousands	$	% of total	$	% of total	$ Increase / (decrease)	% Increase / (decrease)
Collectibles revenues	$240,095	100.0%	$186,467	100%	$53,628	28.8%
Revenues by Collectible type:
Numismatics	$224,499	93.5%	$167,495	89.8%	$57,004	34.0%
Philatelic	11,097	4.6	17,804	9.5	(6,707)	(37.7)
Wine	4,499	1.9	1,168	0.6	3,331	285.2
	$240,095	100.0%	$186,467	100.0%	$53,628	28.8%
__________

(1)
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA"). In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 of the Notes to Consolidated Financial Statements.

(2)
The 2010 Consolidated Statement of Operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to the Company's reported net income. See Note 3 of the Notes to Consolidated Financial Statements.

Collectibles Revenue

Our Collectibles segment revenues increased by $53.63 million, or 28.8%, to $240.10 million for the year ended June 30, 2011 from $186.47 million in 2010. Our Collectibles segment experienced strong revenue growth in both the Numismatics Wholesale and Coin and Wine auction houses for the year ended June 30, 2011. The acquisition of Stack's, LLC positively impacted revenue for the second half of the year as we added an additional auction to the calendar during the second six months. Attributable to the increase was strong demand and pricing for numismatic products and strong auction results for our coin and wine auctions in the current year. Our auction revenues were positively impacted by approximately $4.0 million due to a change in when we recognize revenue. Our wholesale and retail revenues and gross margin were positively impacted by approximately $5.9 million and $384 thousand due to a change in when we recognize revenue. (as discussed in more detail below).

Revenues were negatively impacted by a continued decline in our U.S. Philatelic auction business due to our contraction of this unit. During the second quarter of fiscal 2011, we decided to contract our U.S. Philatelic business by decreasing the number of auctions held in the United States. We also shifted the management of our U.S. Philatelic business to Europe where we have operational efficiencies and a stronger philatelic presence which is expected to help our U.S. Philatelic operations going forward. We also exited the militaria auction business as we have sold certain assets of Greg Martin Auctions in January 2011. All current and prior year amounts have been adjusted to reflect only continuing operations of our Collectibles business. For further discussion regarding discontinued operations, see Note 4 of the Notes to Consolidated Financial Statements.

Through September 30, 2010, our Collectibles segment recognized revenue upon the receipt of cash, which generally occurred upon delivery. In the second and third quarters of fiscal 2011, we made a number of operational changes which allowed it to revise the point in time when revenue is recognized for the Collectibles segment. Specifically, our Collectibles segment improved its documentation and policies over customer acceptance, pervasive evidence of an arrangement, fixed or determinable sales prices and reasonable assurance of collectability, requirements under the Revenue Recognition Topic 605 of the ASC. We currently recognize revenue as follows:

1.
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

2.
Effective October 1, 2010, for auctions of owned product, revenue is recognized when title of the product passes to the customer which is generally upon delivery, which, based on our operational policies, usually occurs when the sales consideration is collected.

3.	Effective October 1, 2010, for the wholesale sale of owned products, revenue is recognized upon the transfer of title to the customer, which generally occurs upon delivery.

For Fiscal 2011, our auction revenues and gross margin were positively impacted by approximately $4.0 million due to a change in when we recognize revenue. For Fiscal 2011, our wholesale and retail revenues and gross margin were positively impacted by approximately $5.9 million and $384 thousand due to a change in when we recognize revenue. Additionally, our net income was positively impacted by $2.5 million and diluted earning per share by $0.08 per share.

The operating results of our Collectibles segment for the years ended June 30, 2011 and 2010 are as follows:

in thousands	2011 (2)	% of revenue	2010 (1)(2)	% of revenue	$ Increase / (decrease)	% Increase / (decrease)
Collectibles revenues	$240,095	100.0%	$186,467	100.0%	$53,628	28.8%
Gross profit	31,295	13.0	27,241	14.8	4,054	14.9
General and administrative	13,497	5.6	11,987	6.4	1,510	12.6
Salaries and wages	14,134	5.9	13,088	7.0	1,046	8.0
Depreciation and amortization	944	0.4	755	0.4	189	25.0
Impairment of goodwill and intangible assets	30	—	1,570	0.8	(1,540)	(1.0)
Operating income (loss)	$2,690	1.1%	$(159)	(0.1)%	$2,849	NM
__________

(1)
The 2010 Consolidated Statement of Operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to the Company's reported net income. See Note 3 of the Notes to Consolidated Financial Statements.

(2)
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA"). In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the FASB Accounting Standards Codification ("ASC"), the results of GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 of the Notes to Consolidated Financial Statements.

Gross Profit

Gross profit for the year ended June 30, 2011 increased $4.05 million, or 14.9%, to $31.30 million from $27.24 million in 2010. The main drivers of the increase was an increase in overall numismatic activity coupled with strong fall, winter, and spring auction results within our coin, overseas stamp and wine auction businesses which are higher-margin businesses than our wholesale business. Further positively impacting gross profits was the acquisition of Stack's, LLC.

General and Administrative Expense

General and administrative expenses increased by $1.51 million, or 12.6%, to $13.50 million for the year ended June 30, 2011from $11.99 million in the prior year. The increase is not attributable to any one factor, but, in general, as we see increases in our auction and wholesale businesses, we see increases in general and administration expenses for marketing, travel, and other administration expenses not directly associated with the cost of running auctions or attributable to cost of goods sold.

Salaries and Wages

Salaries and wages increased by $1.05 million, or 8.0%, to $14.13 million for the year ended June 30, 2011 from $13.09 million in 2010. The primary reason for the increase was additional head count related to the acquisition of Stack's, LLC.

Depreciation and Amortization

Depreciation and amortization for the year ended June 30, 2011 increased $0.19 million to $0.94 million from $0.76 million in 2010 which was of the result of increases in depreciable assets acquired from the acquisition of Stack's, LLC.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following details cash flow components for the year ended June 30, 2011 and 2010:

in thousands	2011 (1)	2010 (1)
Cash provided by (used in) operating activities from continuing operations	$(82,447)	$12,782
Cash provided by (used in) operating activities from discontinued operations	(1,026)	199
Cash provided by (used in) operating activities	$(83,473)	$12,981
Cash provided by investing activities from continuing operations	$325	$1,183
Cash provided by (used in) investing activities from discontined operations	—	(12)
Cash provided by investing activities from continuing operations	$325	$1,171
Cash provided by (used in) financing activities	$84,361	$(7,964)
__________

(1)
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA"). In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the FASB Accounting Standards Codification ("ASC"), the results of GMA are now presented as discontinued operations for all periods presented in the Consolidated Statements of Cash Flows. See Note 4 of the Notes to Consolidated Financial Statements.

Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of wine, philatelic and numismatic, materials and the timing of our auctions.

Operating activities from continuing operations used $82.4 million in cash for the year ended versus providing $12.8 million in 2010. A primary source of cash in the 2011 operating cash flows was the impact of unrealized losses related to foreign currency of $4.7 million and an increase in accounts payable, accrued expenses, and other liabilities of $58.0 million. The liability on borrowed metals and receivables from secured loans reduced cash from operations by $29.5 million and $50.9 million, respectively, during the period compared to being sources of cash in the amount of $25.7 million and $3.3 million, respectively, for 2010. Inventory reduced cash from operations by $48.2 million for the year ended June 30, 2011 compared to a use of cash of $24.1 million for 2010. Accounts receivable and consignor advances negatively impacted cash from operations in the amount of $23.3 million compared to a source of cash of $0.6 million in 2010.

Our investing activities from continuing operations provided $0.3 million for the year ended June 30, 2011 compared to $1.2 million for 2010. The main driver of the source of cash was the maturity of short term investments of $6.1 million in the current year offset by, $3.3 million and $0.7 million was used for the purchase of Stack's, LLC and the McGaw building, respectively, and $1.1 million increase in restricted cash and $0.8 million in capital expenditures.

Our financing activities provided $84.4 million for the year ended June 30, 2011 versus a cash outflow of $8.0 million for last year. The main contributing factor of the increase was net borrowings of $86.3 million for the current year compared to a net decrease in borrowings of $5.6 million for the prior year. The increase was offset by dividends paid to our non-controlling party in the amount of $3.2 million for the current year versus $1.0 million for last year .

A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $160.0 million including a facility for letters of credit up to a maximum of $160.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.19% and 0.35% as of June 30, 2011 and June 30, 2010, respectively. Borrowings are due on demand and totaled $129.5 million and $45.2 million for lines of credit and $7.0 million and $4.8 million for letters of credit at June 30, 2011 and at June 30, 2010, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula-based and totaled $23.5 million and $65.1 million at June 30, 2011 and June 30, 2010, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.

A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at June 30, 2011 were $35.8 million and $71.7 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $11.4 million and $40.8 million at June 30, 2011 and at June 30, 2010, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $7.0 million and $4.8 million at June 30, 2011 and at June 30, 2010, respectively.

The Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), Bowers and Merena Auctions, LLC ("Bowers"), and Teletrade, Inc. ("Teletrade"), has a borrowing facility with a lender, providing for a line of credit (the "Collectibles Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (3.25% as of June 30, 2011, which is subject to change), plus a margin. Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender. As of June 30, 2011, the total amount borrowed with this lender was $16.0 million, $12.0 million by A-Mark and $4.0 million by SNI. Amounts available for borrowing under this Collectibles Credit Facility as of June 30, 2011 were $1.5 million. As of June 30, 2010 the total amount borrowed was $7.7 million, $2.0 million by SNI and $5.7 million by A-Mark.

Stack's-Bowers Numismatics, LLC has a Revolving Credit Facility with its related party. This Revolving Credit Facility entitled Stack's-Bowers Numismatics, LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be draw against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain cost as defined and must be repaid within forty five days following the auction close. As of June 30, 2011, Stack's-Bowers Numismatics, LLC had borrowed $1.4 million and incurred interest expense of $8,000 for the year-end June 30, 2011.

The Company has $9.2 million of cash held in foreign wholly owned subsidiaries. The Company would have to accrue and pay taxes of approximately $0.9 million to $1.4 million if the cash is repatriated.
Contractual Obligations, Contingent Liabilities, and Commitments

As of June 30, 2011, we have known cash commitments over the next several years as follows:

	Payment due by period
			2 to 3	3 to 4	4 to 5	5 years and
in thousands	Total	1 year	years	years	years	thereafter
Borrowings:
Trading	$129,500	$129,500	$—	$—	$—	$—
Collectibles	12,226	5,537	134	453	6,102	—
Operating lease obligations	4,087	1,278	1,021	697	562	529
Auction sponsorship obligations	4,272	1,067	1,074	765	173	1,193
Total	$150,085	$137,382	$2,229	$1,915	$6,837	$1,722

The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this document), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company’s trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.

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

Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under the Derivatives and Hedging Topic 815 of the ASC. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 6 and 10). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the Consolidated Statements of Operations for the year ended June 30, 2011 and June 30, 2010 were $(43.58) million and $(8.71) million and $(13.03) million and $(5.43) million.

At June 30, 2011 and June 30, 2010, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $490.81 million and $153.22 million and $(214.37) million and $(56.90) million, respectively; and purchase and sales commitments related to open forward and futures contracts totaling $123.65 million and $49.99 million and $237.33 million and $105.77 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.

The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forward contracts open at June 30, 2011 are scheduled to settle within 90 days.

The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2011 the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

We believe that our current cash and cash equivalents, marketable securities, Trading and Collectibles Credit Facilities, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Certain of the Company's foreign subsidiaries have nominal statutory restricted capital requirements. The Company's liquidity could be impacted by the potential adverse outcomes, if any, relating to its open contingent matters, including, an ongoing Internal Revenue Service examination, a foreign tax inspection and certain litigation as described in Item 3: Legal Proceedings.

The Company has a commitment to pay for sponsorship fees for various auctions that are held in the future. The fees are based on a minimum set amount plus a percentage of the hammer. The commitment can range from three to ten years.
CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Notes 1 and 2, Basis of Presentation and Summary of Significant Accounting Policies, respectively, of the Notes to Consolidated Financial Statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management's most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

Trading Segment. The Company records sales of precious metals upon shipment and transfer of title (see further discussion below). The Company records revenues from its metal assaying and melting services after the related services are completed. Commodity futures and forwards contract transactions are recorded at fair value on the trade dates. Open futures and forwards contracts are reflected in Receivables and Secured Loans, Net - Trading Operations in the Consolidated Balance Sheets as the difference between the original contract values and the market values; or at fair value. The change in unrealized gains (losses) on open contracts from one period to the next is reflected in net (gains) losses on derivative instruments, which is a component of Cost of Precious Metals Sold in the Consolidated Statements of Operations. Financing revenue is recorded over the terms of the related receivable and consists of interest and related fees.

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sales or purchases of the metals at their settlement dates. During the period between the trade and settlement dates, the Company has essentially entered into forwards contracts that meet the definition of derivatives in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivatives at the trade date with corresponding unrealized gains (losses) which are reflected in the Cost of Precious Metals Sold in the Consolidated Statements of Operations. The Company adjusts the derivatives to fair values on a daily basis until the transactions are settled. Sales which are physically settled are recognized in gross on the Consolidated Statements of Operations.

Collectibles Segment. The Company's Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.

Auction Sales. In its role as auctioneer, the Company generally functions as an agent accepting properties on consignment from its selling clients. The Company sells properties as an agent of the consignors, billing the buyers for properties purchased, receiving payments from the buyers, and remitting to the consignors the consignors' portion of the buyers' payments after deducting the Company's commissions, expenses, applicable taxes and advances. The Company's commissions include those earned from the buyers (“buyers' premium revenue”) and those earned from the consignors (“sellers' commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction.

Through September 30, 2010, our Collectibles segment recognized revenue upon the receipt of cash, which generally occurred upon delivery. In the second and third quarters of fiscal 2011, we made a number of operational changes which allowed it to revise the point in time when revenue is recognized for the Collectibles segment. Specifically, our Collectibles segment improved its documentation and policies over customer acceptance, pervasive evidence of an arrangement, fixed or determinable sales prices and reasonable assurance of collectability, requirements under the Revenue Recognition Topic 605 of the ASC. We currently recognize revenue as follows:

1.
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

2.
Effective October 1, 2010, for auctions of owned product, revenue is recognized when title of the product passes to the customer which is generally upon delivery, which, based on our operational policies, usually occurs when the sales consideration is collected.

3.	Effective October 1, 2010, for the wholesale sale of owned products, revenue is recognized upon the transfer of title to the customer, which generally occurs upon delivery.

For Fiscal 2011, our auction revenues and gross margin were positively impacted by approximately $4.0 million due to a change in when we recognize revenue. For Fiscal 2011, our wholesale and retail revenues and gross margin were positively impacted by approximately $5.9 million and $384 thousand due to a change in when we recognize revenue. Additionally, our net income was positively impacted by $2.5 million and diluted earning per share by $0.08 per share.

We do not provide any guarantee with respect to the authenticity of property offered for sale at its live auctions; however it does authenticate the materials sold via Internet auctions. All property presented for sale at live auction is sold as genuine and as described by us in our auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and us), we refund the purchase price if returned within a specified time period. Historically, returns have not been material and we generally sell large collections on an “as is” basis.

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

Stock Based Compensation

SGI has certain stock option plans that provide for the issuance of options and restricted stock grants to key employees and directors to purchase shares of common stock of the Company. See Note 17 of the Notes to Consolidated Financial Statements.

The Company accounts for stock-based compensation under the Compensation-Stock Compensation Topic 718 of the ASC and the Equity-Based Payments to Non-Employees Topic 505-50 of the ASC. This guidance uses the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. Further, under the modified prospective method, the fair value associated with the unvested portion of the prior grants remaining at the date of adoption is recorded to stock compensation expense over the future requisite service period. The fair value of restricted stock grants is based on quoted market price at the date of grant and is expensed over the vesting period net off estimated forfeitures. The fair value of options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under ASC 718. The Black-Scholes valuation model requires the input of subjective assumptions including estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized as an expense on the Consolidated Statements of Operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company's current estimates.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the Consolidated Balance Sheets principally within income taxes payable.

The Company records valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. Significant judgment is applied when assessing the need for valuation allowances. Areas of estimation include the Company's consideration of future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the utilization of deferred tax assets in future years, the Company would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income. Changes in recognized tax benefits and changes in valuation allowances could be material to the Company's results of operations for any period, but is not expected to be material to the Company's consolidated financial position.

The Company adopted certain provisions of Topic 740 of the ASC which clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. Significant judgment is required to identify all pertinent facts and circumstance and to estimate potential outcomes of investigations by tax authorities. We believe we have adequately provided for any uncertain tax positions in accordance with Topic 740. However, future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period assessments are made or resolved or when statutes of limitation on potential assessments expire.

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

The Fair Value Measurements and Disclosures Topic 820 of the ASC establishes a three-level valuation hierarchy for disclosure of fair value measurements. An instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Therefore, for instruments classified in levels 1 and 2 of the hierarchy, where inputs are principally based on observable market data, there is less judgment applied in arriving at a fair value measurement. For instruments classified within level 3 of the hierarchy, judgments are more significant.

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

Financial Derivatives

Futures contracts, forward contracts and open purchase and sales commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price. The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications, if any, resulting from this risk. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2011, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Goodwill and Other Purchased Intangible Assets

Goodwill is no longer amortized but is subject to impairment tests annually (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual goodwill impairment test as of the end of its fiscal year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units, which includes the individual operating entities of the Trading and Collectibles reporting segments. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit's goodwill, the present value of the reporting unit's expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit's expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. Estimates critical to these calculations include projected future cash flows, discount rates, royalty rates, customer attrition rates and foreign exchange rates. Imprecision in estimating unobservable market inputs can impact the carrying amount of assets in the balance sheet. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain assets could result in a different estimate of fair value at the reporting date. Refer to Note 19 for a further discussion of the methodology and inputs used to arrive at our determination of the goodwill and other purchased intangible assets associated with our purchase transaction and in the impairment of goodwill and our purchased intangible assets.

Long-Lived Assets

Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use and disposition of those assets. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

Consolidation of Joint Venture

The Company is able to consolidate the operations of Stack's-Bowers Numismatics, LLC for financial reporting purposes because its wholly-owned subsidiary, Bowers and Merena Auctions, LLC, owns a majority of the equity interest and exercises control over the day-to-day management of the joint venture. Under certain extraordinary circumstances, however, the control of the joint venture could be deemed to have transferred to Stack's, LLC, the other joint venture partner. In particular, under the terms of the operating agreement of the LLC, if Greg Roberts were to be replaced as CEO of Bowers and Merena, LLC at any time prior to December 31, 2016 without the approval of Stack's, LLC, SGI would no longer have financial and operational control and would thus no longer be able to consolidate the operations of Stack's-Bowers Numismatics, LLC for financial reporting purposes.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which has been codified in the Consolidation Topic 810 of the ASC. This standard amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard became effective for the Company on July 1, 2010. The adoption of this standard did not have any material impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which has been codified in the Revenue Recognition Topic 605 of the ASC. This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This standard became effective for the Company on July 1, 2010. The adoption of this standard did not have a material effect on our consolidated financial statements.

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other, which discusses the new Qualitative Assessment Option for testing goodwill impairment. Under this update, the Company may first assess qualitative factors to determine whether if it is necessary to perform the two-step goodwill impairment test. If the assessment resulted in more than 50% likely that the fair value of a reporting units is less than the carrying amount, then the Company must continue to apply the two-step impairment test. If the fair value exceeds the carrying amount, then neither of the two steps in the current Goodwill impairment test is required. This new option is available to the Company for early adoption in third quarter of Fiscal year 2012.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for a smaller reporting company.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPECTRUM GROUP INTERNATIONAL, INC.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Spectrum Group International, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Group International, Inc. (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the combined financial statements of the European Operations of Spectrum Group International, Inc. (the “European Operations”). Such European Operations comprised approximately $17,042,000 or 4.6% and $15,673,000 or 6.7% of total assets as of June 30, 2011and 2010, respectively, and $9,058,000 or 0.1% and $9,232,000 or 0.2% of total revenues and $7,298,000 or 12.0% and $7,397,000 or 15.6% of gross profit for the years then ended, respectively. The combined financial statements of the European Operations were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the European Operations, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Spectrum Group International, Inc. as of June 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the accompanying consolidated financial statements, the Company has restated its 2010 consolidated financial statements to correct for an error in income taxes and other matters.

/s/ BDO USA, LLP

Costa Mesa, California

September 23, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Spectrum Group International, Inc.

We have audited the accompanying combined balance sheets of the European Operations of Spectrum Group International, Inc. (as defined in Note 1, the “Companies”) as of June 30, 2011 and 2010, and the related combined statements of operations, stockholder's equity, and cash flows for each of the years then ended. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. The Companies are not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Companies' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall combined financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Companies included in the European Operations of Spectrum Group International, Inc. as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fabregas/Mercade

Barcelona, Spain

September 23, 2011

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2011 (1)	June 30, 2010 (1) (2)
		(as restated)
ASSETS
Current assets:
Cash and cash equivalents	$24,181	$22,320
Short-term investments and marketable securities	1,151	6,433
Receivables and secured loans, net — trading operations	93,895	42,901
Accounts receivable and consignor advances, net — collectibles operations	29,647	5,717
Inventory, net	186,111	137,989
Prepaid expenses and other assets	4,091	1,309
Deferred tax assets	2,246	—
Current assets of discontinued operations	228	522
Total current assets	341,550	217,191
Property and equipment, net	10,937	2,092
Goodwill	7,026	5,942
Other purchased intangible assets, net	8,240	5,457
Restricted cash	1,121	—
Income taxes receivable	2,637	2,712
Deferred tax assets	—	144
Other assets	306	248
Non-current assets of discontinued operations	10	687
Total assets	$371,827	$234,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables	$83,867	$29,458
Liability on borrowed metals	11,384	40,841
Accrued expenses and other current liabilities	16,204	13,248
Accrued litigation settlement	755	2,697
Income taxes payable	2,460	825
Lines of credit	134,891	47,200
Debt obligations, current portion	146	—
Deferred tax liability	—	934
Dividend payable to Auctentia	—	2,500
Current liabilities of discontinued operations	23	1,102
Total current liabilities	249,730	138,805

Deferred and other long term tax liabilities	11,785	7,794
Debt obligations, net of current portion	6,689	—
Total liabilities	268,204	146,599

Commitments, contingencies and subsequent events

Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized 40,000 shares; issued and outstanding: 32,537 and 31,893 at June 30, 2011 and June 30, 2010, respectively	325	319
Additional paid-in capital	241,917	241,615
Accumulated other comprehensive income	9,867	3,529
Accumulated deficit	(160,838)	(164,612)
Total Spectrum Group International, Inc. stockholders’ equity	91,271	80,851
Non-controlling interests	12,352	7,023
Total stockholders’ equity	103,623	87,874
Total liabilities and stockholders’ equity	$371,827	$234,473

(1)
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA"). In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the assets and liabilities related to GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 of the Notes to Consolidated Financial Statements.

(2)
The Company discovered that the June 30, 2007 provision for income tax had an error. The correction of this error resulted in $2.3 million adjustment to the opening balance sheet of June 30, 2010 resulting in a decrease in income tax receivables and opening retained earnings. See Note 3 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended	Year Ended
	June 30, 2011 (1)	June 30, 2010 (1) (2)
		(as restated)
Revenues:
Sales of precious metals	$6,962,076	$5,834,712
Collectibles revenues:
Sales of inventory	214,738	165,702
Auction services	25,357	20,765
Total revenues	7,202,171	6,021,179
Cost of sales:
Cost of precious metals sold	6,932,615	5,814,456
Cost of collectibles sold	203,941	155,297
Auction services expense	4,859	3,929
Total cost of sales	7,141,415	5,973,682
Gross profit	60,756	47,497
Operating expenses:
General and administrative	22,279	22,886
Salaries and wages	27,057	25,110
Depreciation and amortization	1,679	1,445
Goodwill and intangible asset impairments	30	1,570
Litigation settlement	912	2,697
Total operating expenses	51,957	53,708
Operating income (loss)	8,799	(6,211)
Interest and other income (expense):
Interest income	9,163	6,388
Interest expense	(3,653)	(2,267)
Other (expense) income, net	(1,047)	654
Unrealized gains (losses) on foreign exchange	(4,667)	3,304
Total interest and other income (expense)	(204)	8,079
Income before income taxes	8,595	1,868
Income tax provision (benefit)	3,761	(640)
Income from continuing operations	4,834	2,508
Income (loss) from discontinued operations, net of tax	31	(2,070)
Net income	4,865	438
Less: Net income attributable to non-controlling interests	(1,091)	(1,490)
Net income (loss) attributable to Spectrum Group International, Inc.	$3,774	$(1,052)

Basic and diluted income (loss) per share:
Basic - continuing operations	$0.12	$0.03
Diluted - continuing operations	$0.11	$0.03
Basic - discontinued operations	$—	$(0.06)
Diluted - discontinued operations	$—	$(0.06)
Basic - attributable to Spectrum Group International, Inc.	$0.12	$(0.03)
Diluted - attributable to Spectrum Group International, Inc.	$0.11	$(0.03)

Weighted average shares outstanding
Basic	32,469	31,939
Diluted	32,725	32,465

(1)
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA"). In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 of the Notes to Consolidated Financial Statements.

(2)
The 2010 Consolidated Statement of Operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to the Company's reported net income. See Note 3 of the Notes to Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Compre-hensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2009 (as restated) (1)	28,309	$283	$233,385	$8,419	$(163,560)	$78,527	$10,314	$88,841
Comprehensive income (loss)
Net income (loss)	—	—	—	—	(1,052)	(1,052)	1,490	438
Change in cumulative foreign currency translation adjustment	—	—	—	(4,717)	—	(4,717)	—	(4,717)
Unrealized loss on marketable securities, net of tax	—	—	—	(173)	—	(173)	—	(173)
Comprehensive income (loss)						(5,942)	1,490	(4,452)
Dividend paid to Auctentia	—	—	—	—	—	—	(1,000)	(1,000)
Dividend declared to Auctentia	—	—	—	—	—	—	(2,500)	(2,500)
Distribution paid to a non-controlling interest	—	—	—	—	—	—	(1,281)	(1,281)
Issuance of common stock for legal settlment	3,278	33	6,523	—	—	6,556	—	6,556
Taxes paid in exchange for cancellation of restricted shares	—	—	(133)	—	—	(133)	—	(133)
Share based compensation	—	—	1,843	—	—	1,843	—	1,843
Issuance of common stock for restricted stock grants	306	3	(3)	—	—	—	—	—
Balance, June 30, 2010 (as restated) (1)	31,893	319	241,615	3,529	(164,612)	80,851	7,023	87,874
Comprehensive income
Net income	—	—	—	—	3,774	3,774	1,091	4,865
Change in cumulative foreign currency translation adjustment	—	—	—	6,338	—	6,338	—	6,338
Comprehensive income	—	—	—	—	—	10,112	1,091	11,203
Dividend paid to Auctentia	—	—	—	—	—	—	(732)	(732)
Taxes paid in exchange for cancellation of restricted shares	—	—	(180)	—	—	(180)	—	(180)
Share based compensation	—	—	862	—	—	862	—	862
Issuance of common stock for restricted stock grants	643	6	(6)	—	—	—	—	—
Issuance of common stock for option exercises	1	—	3	—	—	3	—	3
Capital contribution received from Stack's, LLC	—	—	—	—	—	—	1,470	1,470
Acquisition accounting for the Stack's-Bowers Numismatics, LLC Joint Venture Acquisition	—	—	(376)	—	—	(376)	3,498	3,122
Other	—	—	(1)	—	—	(1)	2	1
Balance, June 30, 2011	32,537	$325	$241,917	$9,867	$(160,838)	$91,271	$12,352	$103,623

(1)
The Consolidated Statement of Stockholders' Equity for the year ended June 30, 2010 has been derived from the audited consolidated financial statements included in the Company's 2010 Annual Report on Form 10-K, as adjusted for the correction of an error in accumulated deficit from a period prior to June 30, 2007. See Note 3 to the Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
in thousands	June 30, 2011 (1)	June 30, 2010 (1)
Cash flows from operating activities:
Net income	$4,865	$438
Net (income) loss from discontinued operations, net of tax	(31)	2,070
Income from continuing operations	4,834	2,508
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized (gains) losses on foreign currency	4,667	(3,304)
Depreciation and amortization	1,679	1,570
Impairment of goodwill and intangible assets	30	1,445
Provision for bad debts	22	(22)
Provision for inventory reserve	166	1,203
Share based compensation	862	1,843
Legal settlement	912	2,697
Gain on sale of marketable securities	—	(135)
Loss on abandonment of property and equipment	—	144
Changes in assets and liabilities:
Accounts receivable and consignor advances	(23,327)	609
Receivables and secured loans	(50,864)	3,296
Inventory	(48,162)	(24,051)
Prepaid expenses and other assets	(2,372)	559
Liability on borrowed metals	(29,457)	25,741
Accounts payable, accrued expenses and other liabilities	57,953	(887)
Income taxes receivable/payable	3,170	(468)
Deferred taxes	294	34
Accrued litigation settlement	(2,854)	—
Net cash provided by (used in) continuing operating activities	(82,447)	12,782
Net cash provided by (used in) discontinued operating activities	(1,026)	199
Net cash provided by (used in) operating activities	(83,473)	12,981
Cash flows from investing activities:
Capital expenditures for property and equipment	(797)	(687)
Purchase of McGaw building	(725)	—
Cash paid for acquisition, net of cash received	(3,250)	(657)
Sales of short term investments	6,093	827
Change in restricted cash	(1,121)	650
Sales of marketable securities	—	1,050
Proceeds from sales of Greg Martin Auctions, Inc.	125	—
Net cash provided by continuing investing activities	325	1,183
Net cash provided by (used in) discontinued investing activities	—	(12)
Net cash provided by investing activities	325	1,171
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	86,300	(5,550)
Contribution from non-controlling interest	1,470	—
Distributions paid to non-controlling interest	—	(1,281)
Dividends paid to non-controlling interest	(3,232)	(1,000)
Taxes paid on behalf of employees with respect to vesting of restricted shares	(180)	(133)
Proceeds from exercise of stock options	3	—
Net cash provided by (used in) financing activities	84,361	(7,964)
Effects of exchange rate changes on cash	648	(1,413)
Net increase in cash and cash equivalents	1,861	4,775
Cash and cash equivalents, beginning of period	22,320	17,545
Cash and cash equivalents, end of period	$24,181	$22,320

	Year Ended	Year Ended
	June 30, 2011	June 30, 2010 (1)
Supplemental disclosures of cash flow information:		(as restated)
Cash paid during the year for:
Interest expense	$3,064	$1,473
Income taxes	$927	$1,001
Supplemental schedule of non-cash investing and financing activities:
Assumption of loan in the McGaw building purchase	$6,525	$—
Acquisition of Stack's-Bowers Numismatics, LLC	$3,498	$—
Issuance of 3,277,777 shares of common stock as settlement of a lawsuit	$—	$6,556

(1)
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA"). In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the cash flows related to GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 4 of the Notes to Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

Basis of Presentation

The consolidated financial statements reflect the financial condition, results of operations, and cash flows of Spectrum Group International, Inc. (the “Company” or “SGI”) and its subsidiaries, and were prepared utilizing accounting principles generally accepted in the United States ("U.S. GAAP"). The Company conducts its operations in two reportable segments: Trading and Collectibles. Each of these reportable segments represent an aggregation of various operating segments that meet the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (ASC).

Discontinued Operations

Through January 2011, the Company's wholly owned subsidiary, Greg Martin Auctions, Inc. ("GMA"), operated as an auction house offering antique guns and armor. GMA generated revenues of $1.3 million and $2.6 million for the periods ended June 30, 2011 and 2010, respectively. On December 1, 2010, the Company executed an agreement to sell certain assets of GMA to a third party for $325,000. The transaction was closed on January 31, 2011 in which the Company recorded a pre-tax gain on the sale in the amount of $143,000. The results of operations for GMA have been presented in the Consolidated Statements of Operations for the years ended June 30, 2011 and 2010 as discontinued operations, net of applicable taxes. The assets and liabilities of GMA have been separately presented on the Consolidated Balance Sheets as of June 30, 2011 and 2010. See Note 4.

Correction of Errors to the 2010 Consolidated Statement of Operations

During the quarter ended December 31, 2009, the Company began efforts to develop an improved company-wide financial consolidation. The new process streamlined the preparation of the Company's consolidated financial statements and provided greater visibility into its divisional and consolidated results of operations and financial position. The application of the new reporting process identified certain errors in classification in the Company's Consolidated Statement of Operations for the year ended June 30, 2010. See Note 3.

Business Segments

Trading Segment

The Company's Trading business is conducted through A-Mark Precious Metals, Inc. and its subsidiaries (“A-Mark”). A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 57% of the Company's outstanding common stock at June 30, 2011. Through its subsidiary, Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

Collectibles Segment

The Company's Collectibles business operates as an integrated network of global companies concentrating on numismatic (coins) and philatelic (stamps) materials and rare and fine vintage wines. Until January 2011, when the Company sold the business, the Company also was engaged in the sales of antique arms, armor, and historical memorabilia (militaria). Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions, and engage in retail sales.

European Operations

The Company's European Operations (the “European Operations”) are comprised of nine European companies, each of which is wholly-owned by the Company. The European Operations are primarily engaged in the sale of philatelic materials by auction.

Reclassifications

Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2011 consolidated financial statement presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. These estimates include, among others, determination of lower-of-cost-or-market estimates for inventory and allowances for doubtful accounts, impairment assessments of long-lived assets and intangible assets, valuation reserve determinations on deferred tax assets, calculations of loss accruals and other complex contingent liabilities, and revenue recognition judgments. Significant estimates also include the Company's fair value determinations with respect to its stock compensation arrangements, financial instruments and precious metals materials. Actual results could materially differ from these estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk vary based on the business segment. Both segments are subject to the risks associated with holding cash and cash equivalents. Cash and cash equivalents are maintained with several financial institutions. Cash and Cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limited. We have never experienced any losses related to these balances. All of our non-interest bearing cash balances were fully insured at June 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, these is no limit to the amount of insurance for eligible accounts. Beginning in calendar 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Concentrations specific to the Company's business segments are as follows:

Trading Segment. Assets that potentially subject the Company to concentrations of credit risk consist principally of receivables, loans of inventory to customers, and inventory hedging transactions. Concentration of credit risk with respect to receivables is limited due to the large number of customers composing the Company's customer base, the geographic dispersion of the customers, and the collateralization of substantially all receivable balances. Based on an assessment of credit risk, the Company typically grants collateralized credit to its customers. Credit risk with respect to loans of inventory to customers is minimal, as substantially all amounts are secured by letters of credit issued by creditworthy financial institutions. The Company enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forwards contracts with only major creditworthy financial institutions. Substantially all of these transactions are secured by the underlying metals positions.

Collectibles Segment. In certain circumstances, either in connection with auction sales or private treaty sales, which are held throughout the Collectibles division, the Company may extend trade credit and release the sold goods to the purchasers prior to the receipt of payments. In addition, the Company may extend advances to consignors on collectible inventory held for future auctions. The Company evaluates each customer's creditworthiness at period-end and specifically identifies trade receivables and consignor advances for risk of loss based on analysis of several factors including a specific review of the collectability of customer accounts, historical collection experience, current economic and business conditions, and aging of accounts, and provides an allowance for the portion of receivables or advances for which collection is doubtful. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become known. The Company charges off uncollectable receivables and advances when management deems it appropriate based upon analysis of each account.

In limited situations, trade credit is extended with respect to the sale of consigned products, where the purchasers take possession of the consignors' property. Although the terms and provisions of the Company's auctions and consignment agreements do not require the Company to extend such credit and generally obligate the Company to pay the consignors only after the Company has received payments from the purchasers, when the consigned goods are delivered to purchasers prior to the receipt of payments, the Company may be deemed to have assumed risk of loss associated with the trade credit, and the responsibility of collection of the trade credit amounts from the purchasers. Losses to date under these situations have not been material.

Cash Equivalents

The Company considers all highly liquid investments with remaining maturities of three months or less, when purchased, to be cash equivalents.

Restricted Cash

During the fourth quarter of 2011, the Company purchased a building to serve as its new corporate headquarters. The was acquired with cash and the assumption of a note, for which the lender required the Company to place $1,121,000 of cash in escrow consisting of $768,000 for building improvements and a leasing reserve totaling $353,000.

Short-Term Investments

Short-term investments represent uninsured bank notes with maturities greater than 90 days held by the Company's European Operations. The Company's short-term investments are carried at lower of cost or market.

Inventories

Trading Inventories

The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of June 30, 2011 and 2010 totaled $444,000 and $1,034,000, respectively. For the years ended June 30, 2011 and 2010, the unrealized gains resulting from the differences between market value and cost of physical inventories totaled $1,945,000 and $7,494,000, respectively, and is included as a reduction of the Cost of Precious Metals Sold in the accompanying Consolidated Statements of Operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as net losses on derivative instruments, which is a component of Cost of Precious Metals Sold in the Consolidated Statements of Operations.

The Trading segment's inventories included amounts borrowed from various suppliers under ongoing agreements totaling $11,384,000 at June 30, 2011 and $40,841,000 at June 30, 2010. Corresponding obligations related to Liabilities on Borrowed Metals are reflected on the Consolidated Balance Sheets. The Trading segment also protects substantially all of its physical inventories from market risks through commodity hedge transactions.

The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Inventories loaned under consignment arrangements to customers at June 30, 2011 totaled $37,657,000 and at June 30, 2010 totaled $19,015,000. Such inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

Collectibles Inventories

The Collectibles segment's inventories are stated at the lower-of-cost or management's estimate of net realizable value, and are accounted for under the specific identification method. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has declined in value, and incurs a charge to operations for such declines. The Company records write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on inventory aging depending on the category and type of inventory (where such percentages are supported by historical experience). If actual market conditions are less favorable than those projected by management and the Company's estimates prove to be inaccurate, additional write-downs or adjustments to recognize additional cost of sales may be required.

The Company has agreements with certain suppliers and employees to share the net profits or losses attributable to the sale of specified items of inventory. The Company determines the selling price of the inventory and acts as the principal in these transactions; taking title to the inventory and bearing risk of loss, collection, delivery and return. The cost associated with the profit sharing is reflected in Cost of Sales for suppliers and Salaries and Wages Expense for employees in the Consolidated Statements of Operations.

Derivative Financial Instruments

The Company's trading operations enter into a variety of transactions that are accounted for under the Derivatives and Hedging Topic 815 of the ASC. These transactions consist primarily of precious metals forwards and futures contracts. The derivative instruments do not qualify for hedge accounting and accordingly are marked-to-market through current earnings. See further discussion of derivative financial instruments in Note 13.

Property and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. Equipment is depreciated over estimated useful lives ranging from three to ten years. Furniture and fixtures, and leasehold improvements are depreciated over estimated useful lives ranging from three to twenty years. Computer software is amortized over estimated useful lives ranging from three to five years. The Company's building is depreciated over forty years.

Goodwill and Other Purchased Intangible Assets

Goodwill is no longer amortized but is subject to impairment tests annually (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other purchased intangible assets continue to be amortized over their useful lives and are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. Annually, the Company assesses indefinite life assets and more frequently, if circumstances change, that indicate the asset may be impaired. In calculating the implied value of the Company's trade names, the Company uses the present value of the relief from royalty method. The Company regularly reviews business conditions and other relevant factors to determine whether impairment conditions exist and performs its annual goodwill impairment test as of the end of its fiscal year. The Company utilizes the discounted cash flow method to determine the fair value of each of its reporting units, which includes the individual operating entities of the Trading and Collectibles reporting segments. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss must be measured. The impairment loss is calculated by comparing the implied fair value of goodwill to its carrying amount. In calculating the implied fair value of the reporting unit's goodwill, the present value of the reporting unit's expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit's expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

During the fiscal year ended June 30, 2011, H.R. Harmer Nutmeg Auctions (Philatelic) recorded a trademark impairment charge of $30,000. There were no other impairment charges to the Company's goodwill and purchased intangibles during the fiscal year ended June 30, 2011. During the fiscal year ended June 30, 2010, Bowers and Merena Auctions (Numismatic) recorded a goodwill impairment charge in the amount of $433,000, a trademark impairment charge of $486,000, and a customer list impairment charge of $324,000. H.R. Harmer Nutmeg Auctions (Philatelic) recorded a trademark impairment charge of $232,000 and a customer list impairment charge of $95,000. The Company had recorded these impairment charges primarily due to the operating loss incurred in the Company's militaria auction business and management's evaluation of economic conditions and projected future performance in the Collectibles businesses. Other purchased intangible assets primarily consist of the value of customer relationships, non-compete agreements and trademarks, including new customer relationships, trade name and favorable lease intangible assets acquired in the Company's acquisition of Stack's-Bowers Numismatics, LLC during the fiscal year ended June 30, 2011 (Note 20). Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from four to fifteen years.

Long-Lived Assets

Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is assessed by using internally developed discounted cash flows estimates, and independent appraisals to determine fair value. The determination of whether or not long-lived assets have become impaired involves a significant level of judgment in the assumptions underlying the approach used to determine the estimated future cash flows expected to result from the use and disposition of those assets. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the years ended June 30, 2011 and 2010, no impairments of long-lived assets were identified.

Consolidated Joint Ventures

In March 2008, A-Mark entered into a Joint Venture Limited Liability Company Agreement (“JV Agreement”) with a third party marketing company and contributed $450,000 for a 50% ownership in the joint venture named Winter Games Bullion Ventures, LLC (“WGBV”). The purpose of the joint venture was solely to purchase, market, distribute and sell 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. The term of the JV Agreement was through June 30, 2011, unless extended by mutual agreement of the members or sooner terminated, as defined in the JV Agreement. In May 2010, the parties agreed to a partial distribution totaling $2.6 million of which, $1.3 million was distributed to the non-controlling interest. On May 11, 2011, the parties agreed to fully dissolve WGBV with the remaining $10,000 undistributed to cover residual expenses and remained with A-Mark. Both parties agreed to liquidate this joint venture by December 31, 2011.

On January 3, 2011, Bowers and Merena Auctions, LLC ("B&M"), a Delaware limited liability company and a wholly owned subsidiary of SGI, entered into two separate Contribution and Assumption Agreements (collectively, the “Contribution Agreements”) with Stack's-Bowers Numismatics, LLC (“LLC”), a Delaware limited liability company, and Stack's, LLC ("Stack's"), a Delaware limited liability company. Under the terms of the Contribution Agreements, B&M contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) plus cash in the amount of $3,760,000 to LLC in exchange for a 51% membership interest in LLC, and Stack's contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) to LLC plus $490,000 in cash in exchange for a 49% membership interest in the LLC. The LLC paid $3,250,000 for all the assets of Stack's LLC. Both B&M and Stack's are engaged in the business of selling retail coins, paper money and other numismatic collectibles and the business of conducting auctions of coins, paper money and other numismatic collectibles.

SGI accounted for the above transaction as an acquisition of Stack's assets in accordance with ASC 805 and consolidates the operations of LLC for financial reporting purposes. Of the $3,760,000 in cash contributed to LLC by B&M, $3,250,000 represents the cash paid to Stack's by B&M, for the purchase of B&M's 51% interest in the net assets contributed by Stack's to LLC. In addition, $1,000,000 of cash was contributed to LLC, of which B&M contributed $510,000 and Stack's contributed $490,000. In conjunction with this transaction, the Company recorded a $376,000 increase to non-controlling interest to reflect the transfer of the 49% in select operating assets of B&M to Stack's, LLC. See further discussion in Note 20.

Consignor Advances and Payables

Consignor advances are cash advances on inventory consigned from a third party for sale by the Company at a later date at which time the advance will be deducted from the proceeds due to the consignors. Consignor advances are short-term in duration and are typically interest bearing at prevailing rates. Amounts payable to consignors represent amounts due the third parties for the sale of their consigned inventory by the Company. Such amounts are non-interest bearing.

Accrued Compensation

Accrued compensation expenses, including incentive-based compensation, totaled $8,455,000 at June 30, 2011 and $7,619,000 at June 30, 2010, and are reflected in Accrued Expenses and Other Current Liabilities.

Fair Value Measurements

The Company has valued its assets and liabilities subject to fair value determination in accordance with the valuation hierarchy defined within the Fair Value Measurements and Disclosures Topic 820 of the ASC. See further discussion in Note 19.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximated fair value as of June 30, 2011 and 2010, due to the relative short maturity of these instruments. The financial instruments include cash and cash equivalents, restricted cash, receivables and secured loans, accounts receivable and consignor advances, accounts payable and consignor payables, liabilities on borrowed metals securities and lines-of-credit.

Revenue Recognition

Trading Segment. The Company records sales of precious metals upon shipment and transfer of title (see further discussion below). The Company records revenues from its financing activities in arrears at each month-end. Commodity futures and forwards contract transactions are recorded at fair value on the trade dates. Open futures and forwards contracts are reflected in Receivables and Secured Loans, Net - Trading Operations in the Consolidated Balance Sheets as the difference between the original contract values and the market values; or at fair value. The change in unrealized gains (losses) on open contracts from one period to the next is reflected in net (gains) losses on derivative instruments, which is a component of Cost of Precious Metals Sold in the Consolidated Statements of Operations. Financing revenue is recorded over the terms of the related receivables and consists of interest and related fees.

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sales or purchases of the metals at settlement date. During the period between trade and settlement dates, the Company has essentially entered into a forwards contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivatives at the trade date with corresponding unrealized (gains) losses which are reflected in the Cost of Precious Metals Sold in the Consolidated Statements of Operations. The Company adjusts the derivatives to fair value on a daily basis until the transactions are settled. Sales which are physically settled are recognized in gross in the Consolidated Statements of Operations.

Collectibles Segment. The Company's Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.

Auction Sales. In its role as auctioneer, the Company generally functions as an agent accepting properties on consignment from its selling clients. The Company sells properties as an agent of the consignors, billing the buyers for properties purchased, receiving payments from the buyers, and remitting to the consignors the consignors' portion of the buyers' payments after deducting the Company's commissions, expenses, applicable taxes and advances. The Company's commissions include those earned from the buyers (“buyers' premium revenue”) and those earned from the consignors (“sellers' commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction. The Company recognizes revenues, in the manner discussed in the following paragraph, from the buyers' premiums and sellers' commissions upon delivery of property sold at auction for owned property and at the close of the auction for consigned property. Commissions earned for the years ended June 30, 2011 and 2010, totaled $25,357,000 and $20,765,000, respectively.

Through September 30, 2010, the Company's Collectibles segment recognized revenue upon the receipt of cash, which generally occurred upon delivery. In the second and third quarters of fiscal 2011, the Company made a number of operational changes which allowed it to revise the point in time when revenue is recognized for the Collectibles segment. Specifically, the Company's Collectibles segment improved its documentation and policies over customer acceptance, pervasive evidence of an arrangement, fixed or determinable sales prices and reasonable assurance of collectability, requirements under the Revenue Recognition Topic 605 of the ASC. The Company currently recognizes revenue as follows:

1.
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

2.
Effective October 1, 2010, for auctions of owned product, revenue is recognized when title of the product passes to the customer which is generally upon delivery, which, based on Company operational policies, usually occurs when the sales consideration is collected.

3.	Effective October 1, 2010, for the wholesale sale of owned products, revenue is recognized upon the transfer of title to the customer, which generally occurs upon delivery.

For Fiscal 2011, our auction revenues and gross margin were positively impacted by approximately $4,000,000 due to a change in when we recognize revenue. For Fiscal 2011, our wholesale and retail revenues and gross margin were positively impacted by approximately $5,900,000 and $384,000 due to a change in when we recognize revenue. Additionally, our net income was positively impacted by $2,500,000 and diluted earning per share by $0.08 per share.

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

Private Treaty Sales. The Company engages in private treaty sales of both consigned property and sales of owned inventory to third parties (merchant/dealer relationships and direct to consumer sales). Private treaty sales of consigned property occur when an owner of property arranges with the Company to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company, or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. The Company does not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes private treaty sales of consigned property at an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commissions earned and are recognized upon delivery of property sold, which generally occurs upon cash receipt. The Company recognizes private treaty sales of owned property upon delivery of the property.

Commodity Contracts

Net gains or losses on derivative instruments, which are included in the Cost of Precious Metals Sold in the Consolidated Statements of Operations, includes amounts recorded on the Company's outstanding metals forwards and futures contracts and on open physical purchase and sale commitments. The Company records changes in the market value of its metals forwards and futures contracts as income or loss, the effect of which is to offset changes in market values of the underlying metals positions.

The Company records the differences between market values and trade values of the underlying commodity contracts as a derivative asset or liability, as well as recording unrealized gains or losses on derivative instruments in the Company's Consolidated Statements of Operations. During the year ended June 30, 2011, the Company recorded net unrealized loss on open futures commodity and forwards contracts and open purchase and sale commitments of $8,710,000 and net realized losses on futures commodity contracts of $43,575,000. During the year ended June 30, 2010, the Company recorded net unrealized losses on open futures commodity and forwards contracts and open purchase and sale commitments of $5,432,000, and net realized losses on future commodity contracts of $13,029,000.

Foreign Currencies Translation

The consolidated financial position and results of operations of the Company's foreign subsidiaries are determined using local currencies as the functional currencies. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statements of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period-to-period are included within accumulated other comprehensive income as a separate component of stockholders' equity. Gains and losses resulting from other foreign currency transactions are included in Interest and Other Income (Expense) in the Consolidated Statements of Operations.

For the years ended June 30, 2011 and 2010, the Company recognized unrealized losses of $4,667,000 and unrealized gains of $3,304,000, respectively, on foreign exchange in the Consolidated Statements of Operations mainly in connection with the translaction adjustments of Euro denominated loans totaling $32,309,000 and $22,891,000 at June 30, 2011 and 2010, respectively, owed by SGI to certain of its subsidiaries included in its European Operations.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The components of our comprehensive income (loss) for the twelve months ended June 30, 2011 and 2010 primarily includes net income and adjustments to stockholders' equity for the foreign currency translation adjustments. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates' local currencies.

Stock Based Compensation

SGI has equity plans that provide for the award of options and other equity grants to officers, employees, non-employee directors and consultants. See further discussion in Note 17.

The Company accounts for stock-based compensation expense under the Compensation - Stock Compensation Topic 718 of the ASC and the Equity-Based Payments to Non-Employees Topic 505-50 of the ASC. These standards use the modified prospective method, which requires measurement of compensation cost for all stock awards at fair value on the grant date and recognition of compensation expense over the service period for awards expected to vest. Further, under the modified prospective method, the fair value of the unvested portion of the prior grants remaining at the date of adoption of the fair-value-based measurement method is recorded to stock compensation expense over the future requisite service period. During the year ended June 30, 2011, there were 100,000 stock options granted, of which 50,000 were immediately vested, and there were 500,048 shares of restricted stock units granted to various individuals within the Company. During the year ended June 30, 2010, there were no stock options granted and there were 605,000 shares of restricted stock units granted to various individuals within the Company. The fair value of restricted stock grants is based on the quoted market price at the date of grant. The fair value of stock option grants is based on the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under Topic 718 of the ASC. The Black-Scholes valuation model requires the input of subjective assumptions including estimating the length of time employees will retain their stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of stock-based compensation and, consequently, the related amount recognized as an expense on the Consolidated Statements of Operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The values derived from using the Black-Scholes model are recognized as expense over the vesting period, net of estimated forfeitures. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company's current estimates.

Marketing

Auction catalogue production and distribution costs, auction marketing/advertising costs and all other marketing/advertising costs are expensed as incurred. Advertising and promotion expenses for the years ended June 30, 2011 and 2010, were $3,520,000 and $3,886,000, respectively.

Shipping and Handling

Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $6,601,000 and $5,174,000 for the years ended June 30, 2011 and 2010, respectively, and are included in the General and Administrative Expenses in the Consolidated Statements of Operations.

Income Taxes

As part of the process of preparing its consolidated financial statements, the Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the Consolidated Balance Sheet principally within Deferred and Other Long Term Tax Liabilities.

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

Changes in recognized tax benefits and changes in valuation allowances could be material to the Company's consolidated results of operations for any period, but is not expected to be material to the Company's consolidated financial position.

The Company adopted certain provisions of Topic 740 of the ASC which clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in Income Tax Provision on the Consolidated Statements of Operations. Refer to Note 11 for further discussion regarding the adoption of this pronouncement.

Earnings per Share

Basic earnings per share does not include the effects of potentially dilutive stock options and other long-term incentive stock awards, and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. For the years ended June 30, 2011 and 2010, basic and diluted earnings per share include vested but unissued restricted stock of 100,946 and 596,228, respectively. Diluted earnings per share reflects, in periods in which they have a dilutive effect, commitments to issue common stock and common stock issuable upon exercise of stock options for periods in which the options' exercise price is lower than the Company's average share price for the period.

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the year ended June 30, 2011 and 2010, the Company excluded options to purchase 418,750 and 359,075shares of common stock, 37,500 and 37,500 stock appreciation rights (SARs), and 150,000 and 0 shares of unvested restricted stock units, respectively, where exercise prices were in excess of the quoted market price of the Company's common stock, and/or because inclusion would have been anti-dilutive.

	Year Ended	Year Ended
in thousands of shares	June 30, 2011	June 30, 2010
Basic weighted average shares outstanding (1) (2)	32,469	31,939
Effect of common stock equivalents - stock options and stock issuable under employee compensation plans	256	526
Diluted weighted average shares outstanding	32,725	32,465
____________

(1)	Basic weighted average shares outstanding include the full effect of shares issuable pursuant to the litigation settlement (Note 16) as of the date the settlement agreement was executed.

(2)	Basic weighted average shares, as of years ending June 30, 2011 and 2010 include the effect of vested but unissued restricted stock awards.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), which has been codified in the Consolidation Topic 810 of the ASC. This standard amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. This standard became effective for the Company on July 1, 2010. The adoption of this standard did not have any material impact on the consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, which has been codified in the Revenue Recognition Topic 605 of the ASC. This update addresses the unit of accounting for arrangements involving multiple deliverables and how to allocate arrangement consideration to one or more units of accounting. It eliminates the criteria that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered separate units of accounting. This standard became effective for the Company on July 1, 2010. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other, which discusses the new Qualitative Assessment Option for testing goodwill impairment. Under this update, the Company may first assess qualitative factors to determine whether if it is necessary to perform the two-step goodwill impairment test. If the assessment resulted in more than 50% likely that the fair value of a reporting units is less than the carrying amount, then the Company must continue to apply the two-step impairment test. If the fair value exceeds the carrying amount, then neither of the two steps in the current Goodwill impairment test is required. This new option is available to the Company for early adoption in third quarter of Fiscal year 2012.

3. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

Correction of Errors to the 2010 Consolidated Financial Statements

During the quarter ended September 30, 2010, management of the Company identified certain errors in classification of expenses reflected in the Company's Consolidated Statements of Operations. Specifically, certain direct costs related to providing auction services and sales of collectible goods were improperly reflected as selling, general and administrative expenses and have been reclassified to auction services expense and cost of collectibles sold, components of cost of sales. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the detail of such related accounts.

During the quarter ended June 30, 2011, management of the Company identified two additional errors related to the Collectibles business. Specifically, the Company identified an over-elimination of the sale of its owned goods through its auction houses. Further, the Company identified certain sales transactions that qualified for like kind exchange accounting pursuant to the Revenues Topic 605 of the ASC.
The Company assessed the impact of the corrections of these errors on previously reported numbers and concluded that such adjustments are immaterial to the consolidated financial statements and segment financial data for such periods, both individually and in the aggregate. In reaching this conclusion, management of the Company considered both the quantitative and qualitative characteristics of the adjustments.
The impact of the identified adjustments was limited to the consolidated statement of operations and did not impact operating loss, and net loss and net loss per share attributable to Spectrum Group International, Inc. Accordingly, the Company will not amend its previously filed Fiscal 2010 Annual Report on Form 10-K and will not amend its previously filed Fiscal 2011 Quarterly Reports on Form 10-Q. The adjustments to the quarterly reporting for Fiscal 2011 resulted in a net increase in Collectibles sales of inventory and an equal net increase in Collectibles cost of sales of inventory. The impact to the first quarter was $3.0 million, to the second quarter was $4.3 million, and to the third quarter was $2.7 million. The Company will be reflecting these adjustments for such periods when the corresponding Form 10-Qs for Fiscal 2012 are filed.

The following table presents the nature and extent of such reclassifications and revenue and cost of sales adjustments to the Company's Consolidated Statement of Operations for the year ended June 30, 2010:

	Year Ended June 30, 2010
in thousands	As Originally Reported (1)	Adjustment (2)	Adjustment (3)	As Corrected
Revenues:
Sales of precious metals	$5,834,712	$—	$—	$5,834,712
Sales of inventory	154,381	—	11,321	165,702
Auction services	20,765	—	—	20,765
Total revenues	6,009,858	—	11,321	6,021,179
Cost of sales:
Cost of precious metals sold	5,814,456	—	—	5,814,456
Cost of collectibles sold	143,650	326	11,321	155,297
Auction services expense	—	3,929	—	3,929
Total cost of sales	5,958,106	4,255	11,321	5,973,682
Gross profit	51,752	(4,255)	—	47,497
Operating expenses:
General and administrative	26,830	(3,944)	—	22,886
Salaries and wages	25,421	(311)	—	25,110
Depreciation and amortization	1,445	—	—	1,445
Goodwill and intangible asset impairments	1,570	—	—	1,570
Legal settlement	2,697	—	—	2,697
Total operating expenses	57,963	(4,255)	—	53,708
Operating loss	(6,211)	—	—	(6,211)
Interest and other income (expense):
Interest income	6,388	—	—	6,388
Interest expense	(2,267)	—	—	(2,267)
Other income, net	654	—	—	654
Unrealized gain on foreign exchange	3,304	—	—	3,304
Total interest and other income (expense)	8,079	—	—	8,079
Income before income taxes	1,868	—	—	1,868
Income tax benefit	640	—	—	640
Income from continuing operations	2,508	—	—	2,508
Loss from discontinued operations, net of tax	(2,070)	—	—	(2,070)
Net income	438	—	—	438
Less: Net income attributable to non-controlling interests	(1,490)	—	—	(1,490)
Net loss attributable to Spectrum Group International, Inc.	$(1,052)	$—	$—	$(1,052)
_______________

(1)	Adjusted to reflect Greg Martin Auctions, Inc. as discontinued operations. See Note 4.

(2)
Represents certain direct costs related to providing auction services and sales of collectibles reclassified from selling, general and administrative and salaries and wages to auction service expense and cost of collectibles sold.

(3)	Over-elimination of the sales of Company owned goods through its auction houses of $11.5 million and the reduction of sales qualifying for like-kind exchange accounting of $0.2 million.

Correction of Errors to the 2007 Opening Balance Sheet

When preparing for the final field meeting with the Internal Revenue Service (IRS) concerning the current IRS examination for fiscal years ended 2003, 2004, 2005 and 2006, the Company discovered that the income tax receivable related to the June 30, 2007 taxable loss was overstated and should have been limited to deemed dividend income pursuant to Section 956 of the Internal Revenue Code. The reduction in the 2007 net operating loss (NOL) which was used to offset prior year taxable income will result in an opening balance sheet adjustment in the amount of a $2.3 million reduction to income taxes receivable and opening retained earnings. The Company assessed the impact of the correction of this error on previously reported numbers and concluded that such adjustment is immaterial to previously issued consolidated financial statements. In reaching this conclusion, management of the Company considered both the quantitative and qualitative characteristics of the adjustment. Accordingly, the Company will not amend its previously filed Annual Reports on Form 10-K.

4.    DISCONTINUED OPERATIONS

On December 1, 2010 the Company executed an agreement to sell certain assets of its wholly owned subsidiary, Greg Martin Auctions, Inc. ("GMA"), for $325,000. The Company recorded an expense of $262,570 to write the net assets down to their net realizable value at December 31, 2010. The transaction closed on January 31, 2011. In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. Below is the presentation of the GMA assets and liabilities as of June 30, 2011 and 2010.

Assets and liabilities of GMA discontinued operations are as follows:

in thousands	June 30, 2011	June 30, 2010
Assets
Current assets:
Accounts receivable and consignor advances, net	$—	$410
Inventory, net	28	88
Prepaid expenses and other assets	200	24
Total current assets	228	522
Property and equipment, net	—	186
Other purchased intangibles, net	—	491
Other assets	10	10
Total assets	$238	$1,209

Liabilities
Accounts payable, customer deposits and consignor payables	$23	$939
Accrued expenses and other current liabilities	—	163
Total liabilities	$23	$1,102

The following results of operations of GMA have been presented as discontinued operations in the Consolidated Statements of Operations.

Operating results of GMA discontinued operations are as follows:

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
Revenues	$1,253	$2,581
Income (loss) from discontinued operations:
Gain on sales of assets, net of taxes of $0	$143	$—
(Loss) from discontinued operations, excluding taxes and gain on sales of assets	(1,257)	(2,070)
Benefit for income taxes	1,145	—
Income (loss) from discontinued operations	$31	$(2,070)

In Fiscal 2010, Greg Martin Auctions (Militaria) recorded a customer list impairment charge of $357,000 and a trademark impairment charge of $344,000.

5.	CUSTOMER CONCENTRATIONS

Customers providing 10 percent or more of the Company's Trading segment revenues for the years ended June 30, 2011 and 2010 are listed below:

	Year Ended June 30, 2011		Year Ended June 30, 2010
in thousands	Amount	Percent	Amount	Percent
Total Trading segment revenue	$6,962,076	100.0%	$5,834,712	100.0%
Trading segment customer concentrations
Customer A	$1,661,898	23.9%	$701,981	12.0%
Customer B	732,017	10.5	285,136	4.9
Customer C	448,358	6.4	1,650,760	28.3
Total	$2,842,273	40.8%	$2,637,877	45.2%

Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $32.9 million and $22.7 million secured loans, as of June 30, 2011 and 2010, respectively, are listed below:

	June 30, 2011		June 30, 2010
in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$58,287	100.0%	$18,615	100.0%
Trading segment customer concentrations
Customer A	$10,368	17.8%	$448	2.4%
Customer B	9,300	16.0	8	—
Customer C	3,287	5.6	2,657	14.3
Customer D	1,034	1.8	3,101	16.7
Total	$23,989	41.2%	$6,214	33.4%

Customers providing 10 percent or more of the Company's Trading segment's secured loans as of June 30, 2011 and 2010, respectively, are listed below:

	June 30, 2011		June 30, 2010
in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$32,888	100.0%	$22,690	100.0%
Trading segment customer concentrations
Customer A	$6,789	20.6%	n/a	n/a
Customer B	6,295	19.1	$7,396	32.6%
Customer C	3,180	9.7	n/a	n/a
Customer D	2,745	8.3	2,745	12.1
Customer E	n/a	n/a	2,511	11.1
Total	$19,009	57.8%	$12,652	55.8%

The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company. For the years ended June 30, 2011 and 2010 and as of June 30, 2011 and 2010, the Collectibles segment had no reportable concentrations.

6.	RECEIVABLES

Receivables and secured loans from the Company's Trading segment consist of the following as of June 30, 2011 and 2010:

in thousands	June 30, 2011	June 30, 2010
Customer trade receivables	$14,679	$6,077
Wholesale trade advances	19,369	5,407
Secured loans	32,888	22,690
Due from brokers and other	24,239	7,131
Subtotal	91,175	41,305
Less: allowance for doubtful accounts	(102)	(102)
Subtotal	91,073	41,203
Derivative assets — open purchase and sales commitments	—	1,698
Derivative assets — futures contracts	2,822	—
Receivables and secured loans, net	$93,895	$42,901

Customer trade receivables represent short-term, non-interest-bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.

Wholesale trade advances represent advances of refined materials to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. These advances are unsecured, short-term, non-interest-bearing advances made to wholesale metals dealers and government mints.

Secured loans represent short-term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of June 30, 2011 and 2010, the loans carried an average effective interest rate of 8.8% and 9.6%, respectively. Due from brokers and other principally consists of the margin requirements held at brokers related to open futures contracts.

The Company's derivative liabilities (see Note 13) represent the net fair value of the difference between market value and trade value at trade date for open metals purchases and sales contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. The Company's derivative assets represent the net fair value of open metals forwards and futures contracts. The metals forwards and futures contracts are settled at the contract settlement date.

Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of June 30, 2011 and 2010:

in thousands	June 30, 2011	June 30, 2010
Auction and trade	$29,310	$6,100
Due from brokers	741	—
Subtotal	30,051	6,100
Less: allowance for doubtful accounts	(404)	(383)
Accounts receivable from Collectibles operations, net	$29,647	$5,717

The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2011 and 2010 is adequate. However, actual write-offs could exceed the recorded allowance.

Activity in the total allowance for doubtful accounts for the Trading and Collectibles segments for the years ended June 30, 2011 and 2010 was as follows:

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
Beginning balance	$(485)	$(868)
Provision for losses	(22)	22
Charge-offs to reserve	69	309
Foreign currency exchange rate changes	(68)	52
Ending balance	$(506)	$(485)

7.	INVENTORIES

The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of June 30, 2011 and 2010 totaled $0.4 million and $1.0 million, respectively. For the years ended June 30, 2011 and 2010, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories totaled $1.9 million and $7.5 million, respectively. These unrealized gains are included as a reduction of the Cost of Precious Metals Sold in the accompanying Consolidated Statements of Operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of Cost of Precious Metals Sold in the accompanying Consolidated Statements of Operations.

The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $11.4 million as of June 30, 2011 and $40.8 million as of June 30, 2010. A corresponding obligation related to metals borrowed is reflected on the Consolidated Balance Sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 13).

The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2011 and 2010 totaled $37.7 million and $19.0 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

Inventories as of June 30, 2011 and 2010 consisted of the following:

in thousands	June 30, 2011	June 30, 2010
Trading segment inventory	$157,631	$114,102
Less: provision for loss	—	(350)
Trading, net	$157,631	$113,752
Collectibles segment inventory	$29,353	$25,151
Less: provision for loss	(873)	(914)
Collectibles, net	$28,480	$24,237
Total inventory, gross	$186,984	$139,253
Less: provision for loss	(873)	(1,264)
Net inventory	$186,111	$137,989

Activity in the allowance for inventory loss reserves for the Trading and Collectibles segments for the years ended June 30, 2011 and 2010 was as follows:

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
Beginning balance	$(1,264)	$(2,763)
Provision for loss	(166)	(1,203)
Charge-offs to reserve	497	2,635
Foreign currency exchange rate changes	60	67
Ending balance	$(873)	$(1,264)

8.     PROPERTY AND EQUIPMENT

The Company's property and equipment as of June 30, 2011 and 2010, are as follows:

in thousands	June 30, 2011	June 30, 2010
Equipment	$2,255	$2,087
Furniture and fixtures	1,767	1,327
Vehicles	254	248
Software	1,780	1,741
Leasehold improvements	2,043	1,071
Building	3,296	—
Land	3,954	—
Total property and equipment	15,349	6,474
Less: accumulated depreciation and amortization	(4,412)	(4,382)
Property and equipment, net	$10,937	$2,092

Depreciation and amortization of property and equipment for the years ended June 30, 2011 and 2010, was approximately $1,132,000 and $817,000 respectively.

During 2011, the Company had no gain or loss on disposal of fixed assets. During 2010, the Company disposed of some fixed assets resulting in a net loss of $144,000 which was reflected as a component of general and administrative expenses.

9.     GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

The changes in the carrying values of goodwill by reportable segment for the years ended June 30, 2011 and 2010, are described below:

in thousands	Trading	Collectibles	Total
Balance as of July 1, 2009
Goodwill	$4,884	$4,906	$9,790
Accumulated impairment losses	—	(3,830)	(3,830)
	4,884	1,076	5,960
Goodwill acquired during the year	—	415	415
Impairment losses	—	(433)	(433)
Balance as of June 30, 2010
Goodwill	4,884	5,321	10,205
Accumulated impairment losses	—	(4,263)	(4,263)
	4,884	1,058	5,942
Goodwill acquired during the year	—	1,072	1,072
Adjustment to goodwill due to foreign currency exchange rate changes	—	12	12
Balance as of June 30, 2011
Goodwill	4,884	6,405	11,289
Accumulated impairment losses	—	(4,263)	(4,263)
	$4,884	$2,142	$7,026

The carrying value of other purchased intangibles as of June 30, 2011 and 2010 is as described below:

		June 30, 2011				June 30, 2010
in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,575	$—	$(798)	$2,777	$2,155	$—	$(798)	$1,357
Customer relationships	5 - 15	9,205	(3,366)	(419)	5,420	7,326	(2,831)	(419)	4,076
Non-compete and other	4 - 15	2,321	(2,278)	—	43	2,299	(2,275)	—	24
Purchased intangibles subject to amortization		11,526	(5,644)	(419)	5,463	9,625	(5,106)	(419)	4,100
		$15,101	$(5,644)	$(1,217)	$8,240	$11,780	$(5,106)	$(1,217)	$5,457

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the years ended June 30, 2011 and 2010 were $547,000 and $628,000, respectively.

On November 23, 2010, Bowers and Merena Auctions, LLC ("B&M") purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists. On January 3, 2011, B&M, entered into two separate Contribution and Assumption Agreements (collectively, the “Contribution Agreements”) with Stack's-Bowers Numismatics, LLC ("LLC"), a Delaware limited liability company, and Stack's, LLC ("Stack's"), a Delaware limited liability company (See Note 20). The results of operations of LLC from January 1, 2011 through June 30, 2011, have been included in the Company's Consolidated Statement of Operations for the year ended June 30, 2011. The following table discloses the identified intangible assets and goodwill related to the acquisition (in thousands):

Identifiable assets
Customer relationships	$1,569
Trade name - indefinite life	1,439
Favorable lease asset	32
Total fair value of identified intangibles	$3,040
Goodwill	$1,072

On January 1, 2010, Heinrich Köhler Auktionshaus Gmbh & Co KG acquired 100% of Postzegelveiling Wiggers De Vries B.V. (“PW”), a privately-held, Netherlands-based auction house, for cash consideration of $360,000. As part of and concurrent with the closing PW's name was changed to Corinphila Veilingen B.V. In conjunction with the acquisition, $167,000 and $136,000 in goodwill and customer lists were recorded, respectively.

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

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

For the years ending June 30:
2012	$888
2013	852
2014	696
2015	580
2016	531
Thereafter	1,916
Total	$5,463

10.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES

Accounts payable consists of the following:

in thousands	June 30, 2011	June 30, 2010
Trade payables to customers and other accounts payable	$19,198	$5,920
Advances from customers	25,492	12,153
Net liability on margin accounts	28,886	10,530
Other accounts payable	330	303
Derivative liabilities — open purchase and sales commitments	7,897	—
Derivative liabilities — futures contracts	—	507
Derivative liabilities — forward contracts	2,064	45
	$83,867	$29,458

11.     INCOME TAXES

Income before income taxes, discontinued operations and non-controlling interests is shown below:

in thousands	Year Ended June 30, 2011	Year Ended June 30, 2010
U.S.	$6,369	$25
Foreign	2,226	1,843
Income before income taxes, discontinued operations and non-controlling interests	$8,595	$1,868

The income tax provision/(benefit) attributable to continuing operations included the following for the years ended June 30, 2011 and 2010:

in thousands	Year Ended June 30, 2011	Year Ended June 30, 2010
Current:
Federal	$2,402	$(3,164)
State	777	2,002
Foreign	306	570
Total current tax provision/(benefit)	3,485	(592)
Deferred:
Federal	(1,415)	(162)
State	1,552	(68)
Foreign	139	182
Total deferred tax provision/(benefit)	276	(48)
Income tax provision/(benefit)	$3,761	$(640)

The non-current income tax receivable of $2,637,000 represents a $1,232,000 carry-back claim for the 2007 taxable year, a $1,550,000 carry-back claim for the 2008 taxable year, and alternative minimum tax liability of ($145,000) related to the 2010 taxable year. Management intends to effect the filing of such claims upon completion of the Internal Revenue Service (IRS) examination (discussed below).

Deferred income taxes are provided for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following as of June 30, 2011 and 2010:

in thousands	June 30, 2011	June 30, 2010
Deferred tax assets:
Inventories	$494	$656
Unrealized losses on futures contracts	3,954	201
Unrealized gain on foreign exchange	545	—
Stock-based compensation	103	855
Intangible assets	240	3,438
Property and equipment, net	—	109
Accrued compensation	388	895
Legal settlement	301	1,074
Net operating loss carry-forwards	4,098	5,184
Charitable contribution carry-forward	—	12
Foreign tax credit carry-forwards	5,351	6,087
Accrual to cash adjustments	—	1,200
State tax accrual	562	—
Investment in partnership	1,462	—
Other	239	541
Total deferred tax assets	17,737	20,252
Less: valuation allowances	(8,552)	(12,726)
Net deferred tax assets after valuation allowances	9,185	7,526
Deferred tax liabilities:
Accrued interest	1,410	—
Fixed assets	9	—
Inventories	3,605	2,580
Unrealized gains on open purchase and sales contracts	1,124	654
Intangible assets	—	698
Unrepatriated foreign earnings	243	1,328
Withholding tax on foreign earnings	1,221	1,179
Unrealized loss on foreign exchange	—	1,354
Unrealized foreign exchange translation adjustment	3,559	1,395
Other	34	83
Total deferred tax liabilities	11,205	9,271
Net deferred tax liabilities	$2,020	$1,745

Included in the schedule of deferred tax assets for the period ended June 30, 2010 is approximately $898,000 of deferred tax assets related to discontinued operations. These deferred tax assets are offset by a full valuation allowance of $898,000.

The Company's valuation allowance decreased by approximately $4,174,000 and $1,258,000 during the years ended June 30, 2011 and 2010, respectively. As of June 30, 2011 and 2010, the valuation allowance of approximately $8,552,000 and $12,726,000, respectively, was applied to offset gross deferred tax assets that are not more likely than not to be realized based on future expectations of taxable income in the tax jurisdictions within which the deferred tax assets reside and the future likelihood of utilizing foreign tax credit carry-forwards.

As of June 30, 2011, the Company has U.S. State and city net operating loss carry-forwards of approximately $17,405,000, which expire at various periods beginning with the year ending June 30, 2016. The Company has Spanish and Swiss net operating loss carry-forwards as of June 30, 2011 of approximately $10,080,000 and $380,000, respectively, which begin to expire with the years ending June 30, 2021 and June 30, 2016, respectively. As of June 30, 2011, the Company has a foreign tax credit carry-forward of approximately $5,351,000 that begins to expire during the year ending June 30, 2016.

On September 30, 2008, California enacted Assembly Bill 1452 which among other provisions, suspends net operating loss deductions for 2008 and 2009 and extends the carry forward period of any net operating losses not utilized due to such suspension; adopts the federal 20-year net operating loss carry forward period; phases-in the federal two-year net operating loss carry-back periods beginning in 2011 and limits the utilization of tax credits to 50 percent of a taxpayer's taxable income. The Company does not expect this change in tax law to materially impact its tax provision. The California net operating loss carry-forward totaled $10,338,000 at June 30, 2011. Under the new California apportionment rules, effective January 1, 2011, taxpayers are now able to elect between two different apportionment regimes for determining California-source business income: (1) a new single-sales factor apportionment formula based on market sourcing or (2) the continued use of a double-weighted sales factor apportionment formula based on costs of performance sourcing. The Company is currently assessing what apportionment rule to elect which will result in a more favorable state tax position in future years.

On November 6, 2009, the U.S. Congress enacted the Worker, Homeownership, and Business Assistance Act of 2009 (P.L. 111-92). The new law significantly expanded the scope of the U.S. five-year net operating loss carry-back. The Company recorded an additional current income tax benefit of $1,550,000 during the year ended June 30, 2010, to account for additional carry-back opportunities to the tax years ended June 30, 2004.

A reconciliation of the income tax provisions from continuing operations to the amounts computed by applying the statutory federal income tax rate (34%) to the income (loss) before income tax provisions for the years ended June 30, 2011 and 2010, are as below:

in thousands	Year Ended June 30, 2011	Year Ended June 30, 2010
Statutory income tax provision/(benefit)	$2,923	$635
State and local taxes, net of federal tax benefit	440	213
Foreign taxes at rates different from U.S. rates	278	(156)
Tax on unrepatriated foreign earnings	76	298
Deferred tax asset write-offs / adjustments	(329)	575
Valuation allowance	(1,256)	(4,561)
Uncertain tax position	59	1,993
Non-controlling interest in partnership	490	—
Disallowed interest	466	—
Compensation limitation	689	—
Other	(75)	363
Income tax provision/(benefit)	$3,761	$(640)

The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences, recording of uncertain tax positions, and the recording of a valuation allowance against certain state and foreign deferred tax assets and loss carry-forwards. The Company has determined that all investments in foreign subsidiaries are not intended to be indefinitely reinvested. Accordingly, Income taxes have been provided on undistributed earnings of certain foreign subsidiaries that are not intended to be indefinitely reinvested outside of the U.S. as of June 30, 2011 and 2010, respectively.

In July 2006, new accounting rules were issued, which clarified the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribed a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under these rules, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if there a 50% or less likelihood of its being sustained. Additionally, these rules provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.

The June 30, 2011 and 2010 balances are reflected as total liability for unrecognized tax benefits as follows:

in thousands	June 30, 2011	June 30, 2010
Current liabilities
Accrued income taxes	$—	$—
Non-current liabilities
Deferred income taxes - (contra assets, netted against corresponding tax refund receivables)	20,426	20,426
Tax liability	6,586	5,974
Total liability for unrecognized tax benefits	$27,012	$26,400

The following is a reconciliation of the total unrecognized tax benefit at the beginning and end of the period:

in thousands	Year Ended June 30, 2011	Year Ended June 30, 2010
Balance at July 1,	$26,400	$22,417
Increase as a result of tax position taken during the current period	612	3,983
Decrease as a result of statute of limitations expirations during the current period	—	—
Increase as a result of additional interest and penalties during the current period	—	—
Balance at June 30,	$27,012	$26,400

Included in the balance in unrecognized tax benefits at June 30, 2011 and 2010, respectively, there are $27,012,000 and $26,400,000 of tax benefits that, if recognized, would affect the effective tax rate.

Interest and penalties recognized in the Company's Consolidated Statement of Operations for the years ended June 30, 2011 and 2010 are $69,000 and $381,000, respectively. Interest and penalties of $934,000 and $865,000 are accrued as of June 30, 2011 and 2010, respectively, which are included in deferred and other long term tax liabilities in the accompanying Consolidated Balance Sheets. Within the Deferred and Other Long Term Tax Liabilities as of June 30, 2011 are deferred taxes of $4,266,000 and uncertain tax liabilities of $7,519,000. At June 30, 2010, Deferred and Other Long Term Tax Liabilities included deferred taxes of $955,000 and uncertain tax liabilities of $6,839,000. The uncertain tax liabilities include interest and penalties.

Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004, 2005 and 2006, and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, either examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are currently under examination as discussed at Note 16. For our remaining foreign operations, either examinations have been completed by the tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2003. As of June 30, 2011 the Company anticipates closing the IRS examination within the next 12 months. Closing the IRS examination would materially impact the amount of unrecognized tax benefits. However, the Company is not able to predict the outcome of the IRS examination at this time.

12.	FINANCING AGREEMENTS

A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $160.0 million including a facility for letters of credit up to a maximum of $160.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.19% and 0.35% as of June 30, 2011 and 2010, respectively. Borrowings are due on demand and totaled $129.5 million and $45.2 million for lines of credit and $7.0 million and $4.8 million for letters of credit at June 30, 2011 and 2010, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula-based and totaled $23.5 million and $65.1 million at June 30, 2011 and 2010, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.

A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of June 30, 2011 were $35.8 million and $71.7 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $11.4 million and $40.8 million as of June 30, 2011 and 2010, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $7.0 million and $4.8 million as of June 30, 2011 and 2010, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $3.3 million and $1.6 million for the years ended June 30, 2011 and 2010, respectively.

In May 2010, the Company and its wholly-owned numismatic subsidiaries, SNI, B&M, and Teletrade, Inc. ("Teletrade"), entered into a borrowing facility with a lender, providing for a line-of-credit (the "Collectibles Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (4.75% as of June 30, 2011, which is subject to change), plus a margin. As of June 30, 2011 and 2010, borrowings are due on demand and totaled $4.0 million and $2.0 million.

Separately, A-Mark has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $17.5 million with respect to this lender. As of June 30, 2011, the total amount borrowed with this lender was $16.0 million, consisting of $12.0 million by A-Mark and $4.0 million by SNI. Amounts available for borrowing under this Collectibles Credit Facility as of June 30, 2011were $1.5 million. As of June 30, 2010, the total amount borrowed with this lender was $7.7 million, consisting of $5.7 million by A-Mark and $2.0 million by SNI.

Interest expense related to SNI's borrowing arrangements totaled $238,000 and $15,000 for the years ended June 30, 2011 and 2010, respectively.

On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.250 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.524 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of June 30, 2011 the outstanding principal balance was $6.5 million, and interest expense was $0.1 million for the year-ended June 30, 2011.

The following table represents future obligations pertaining to the payments on the McGaw note.

For the years ended June 30:
in thousands
2012	$146
2013	134
2014	142
2015	6,102
Total	$6,524

Stack's-Bowers Numismatics, LLC has a Revolving Credit Facility with its related party. This Revolving Credit Facility entitled Stack's-Bowers Numismatics, LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be draw against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain cost as defined and must be repaid within forty five days following the auction close. As of June 30, 2011, Stack's-Bowers Numismatics, LLC had borrowed $1.4 million and incurred interest expense of $8,000 for the year-end June 30, 2011.

13.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES

The Company manages the value of certain specific assets and liabilities of its trading business, including trading inventories (see Note 7), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of the Company's trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures contracts.

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

Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under the Derivatives and Hedging Topic 815 of the ASC. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 6 and 10). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity- contracts. Realized and unrealized net losses on derivative instruments for the years ended June 30, 2011 and 2010 were $52,285,000 and $18,461,000, respectively, and are included in cost of precious metals sold within the Consolidated Statements of Operations.

The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at June 30, 2011 and 2010:

in thousands	June 30, 2011	June 30, 2010
Trading inventory, net	$157,631	$113,752
Less unhedgable inventory:
Inventory reserve	—	350
Premium on metals position	(444)	(1,034)
Subtotal	157,187	113,068
Commitments at market:
Open inventory purchase commitments	490,814	153,215
Open inventory sale commitments	(214,371)	(56,903)
Margin sale commitments	(65,094)	(19,356)
Premiums on open commitment positions	1,257	(26)
Inventory borrowed from suppliers	(11,384)	(40,841)
Advances on industrial metals	1,465	1,508
Inventory subject to price risk	359,874	150,665
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	123,654	49,985
Precious metals futures contracts at market values	237,333	105,769
Total market value of derivative financial instruments	360,987	155,754
Net inventory subject to price risk	$(1,113)	$(5,089)

in thousands	June 30, 2011	June 30, 2010
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(1,113)	$(5,089)
Open inventory purchase commitments with affiliates	1,127	4,981
Open inventory sale commitments with affiliates	(17)	—
Net inventory subject to price risk, A-Mark stand-alone basis	$(3)	$(108)

At June 30, 2011, the Company's Collectibles operations had futures contract totaling $406,000. This amount represented the outstanding purchase commitment related to this future contract. The Company Collectibles operations uses futures contracts to protect its inventories from market exposures.

At June 30, 2011 and 2010, the Company had outstanding purchase commitments of $490,814,000 and $153,215,000, respectively, and outstanding sale commitments of $(214,371,000) and $(56,903,000), respectively, arising in the normal course of business; purchase commitments related to open forward contracts totaling $123,654,000 and $49,985,000, respectively; and purchase and sale commitments related to open futures contracts totaling $237,333,000 and $105,769,000, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.

The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2011 are scheduled to settle within 90 days.

The Company is exposed to the risk of failure of the counter-parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2011, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

14. RELATED PARTY TRANSACTIONS

As part of the A-Mark sale agreement dated July 15, 2005, the former owner was paid $61,000 and $93,000 for his portion of income earned on a specific type of transaction for the years ended June 30, 2011 and 2010, respectively. The Trading segment accrued $61,000 and $93,000 in royalty expenses for the years ended June 30, 2011 and 2010, respectively.

From time to time certain of the Company's officers and directors may purchase collectibles at auction from the Company, or consign collectibles to the Company. Each purchase is made at auction and each consignment is entered into upon terms and conditions that are applicable to third parties. During the year ended June 30, 2011, the Company's officers and directors consigned to the Company $0.1 million and purchased from the Company $1.6 million.

On June 17, 2011, the Company entered into an exclusive negotiating agreement with Afinsa, pursuant to which the Afinsa trustees have agreed to negotiate exclusively with the Company for the sale (or “buy-back”) of all or a portion of the common stock of the Company and the 20% A-Mark interest through mid-October 2011.

On June 27, 2011 the Company and Afinsa agreed to a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Kohler Auktionshaus GmbH and Heinrick Kohler Briefmarkenhandel will be acting as the auctioneer for the sale of the philatelic materials owned by Afinsa.

15.	NON-CONTROLLING INTERESTS

On March 28, 2008, A-Mark entered into a Joint Venture Limited Liability Company Agreement (“JV Agreement”) with a third party marketing company and contributed $450,000 for a 50% ownership in the joint venture named Winter Games Bullion Ventures, LLC (“WGBV”), which was formed on March 28, 2008. The purpose of the joint venture was solely to purchase, market, distribute and sell 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. The term of the JV Agreement was through June 30, 2011, unless extended by mutual agreement of the members or sooner terminated, as defined in the JV Agreement. In May 2010, the parties agreed to a partial distribution totaling $2.6 million, of which $1.3 million was distributed to the non-controlling interest. On May 11, 2011, the parties agreed to fully dissolve WGBV with the remaining $10,000 undistributed to cover residual expenses and remained with A-Mark. Both parties agreed to liquidate this joint venture by December 31, 2011.

The Company has determined that WGBV is a variable interest entity (VIE) and that A-Mark is the primary beneficiary. In determining that A-Mark is the primary beneficiary, the Company evaluated qualitative considerations of the VIE, including, among other things, its capital structure, terms of contracts between A-Mark and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE. Based on this evaluation, the Company determined A-Mark is the primary beneficiary because it has a controlling financial interest. In accordance with the Consolidation Topic 810 of the ASC, A-Mark has consolidated the financial position of WGBV as of June 30, 2011 and 2010, and the results of its operations for the years ended June 30, 2011 and 2010 in these consolidated financial statements.

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

SGI accounted for the above transaction as an acquisition of Stack's assets in accordance with the Business Combinations Topic 805 of the ASC and consolidates the operations of the LLC for financial reporting purposes. Of the $3,760,000 in cash contributed to LLC by B&M, $3,250,000 represents the cash paid to Stack's by B&M for the purchase of B&M's 51% interest in the net assets contributed by Stack's to LLC. In addition, $1,000,000 of cash was contributed to LCC, of which B&M contributed $510,000 and Stack's contributed $490,000, which were treated as a capital contribution. In conjunction with this transaction, the Company recorded a $376,000 increase to non-controlling interest to reflect the transfer of the 49% in select operating assets of B&M to Stack's, LLC. Subsequently, B&M contributed $1.2 million and Stack's, LLC contributed $980,000, which has been accounted for as capital contribution.

Non-controlling interests represents Auctentia’s 20% share in the net assets and income of A-Mark, the outside partner's 50% interest in the net assets and income of the WGBV joint venture and the outside partner's 49% in the net assets and income of the LLC joint venture.

The Company's Consolidated Balance Sheets include the following non-controlling interests as of June 30, 2011 and 2010:

in thousands	June 30, 2011	June 30, 2010
Auctentia 20% interest in Spectrum PMI (Spectrum PMI owns 100% of A-Mark Precious Metals, Inc.)	$8,820	$7,018
Stack's-Bowers Numismatics, LLC 49% outside interest	3,527	—
Winter Games Bullion Ventures, LLC 50% outside interest	5	5
Total	$12,352	$7,023

The Company's Consolidated Statements of Operations for the years ended June 30, 2011 and 2010 include the following non-controlling interest in net income:

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
Auctentia 20% interest in Spectrum PMI (Spectrum PMI owns 100% of A-Mark Precious Metals, Inc.)	$2,532	$1,352
Stack's-Bowers Numismatics, LLC 49% outside interest	(1,441)	—
Winter Games Bullion Ventures, LLC 50% outside interest	—	138
Total	$1,091	$1,490

The following table summarizes the balance sheets of WGBV at June 30, 2011 and 2010:

in thousands	June 30, 2011	June 30, 2010
Cash	$10	$10
Total assets	$10	$10
Members’ equity	$10	$10
Total liabilities and members’ equity	$10	$10

The following table summarizes the statements of operations of WGBV for the years ended June 30, 2011 and 2010:

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
Sales	$—	$26,818
Cost of products sold	—	25,782
Gross profit	—	1,036
Operating and other expenses	—	759
Net income	$—	$277

16.    COMMITMENTS AND CONTINGENCIES

Litigation, Claims and Contingencies

The Company may become party to various legal actions that arise in the ordinary course of its business. During the course of its operations, the Company is also subject to audit by tax authorities for varying periods in various federal, state, local and foreign tax jurisdictions. Disputes may arise during the course of such audits as to facts and matters of law. It is impossible at this time to determine the ultimate liabilities that the Company may incur resulting from any lawsuits, claims and proceedings, audits, commitments, contingencies and related matters or the timing of these liabilities, if any. If these matters were to be ultimately resolved unfavorably, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect upon the Company's consolidated financial position or results of operations.

Operating Leases

The Company leases its facilities and a portion of its equipment under operating leases that expire at various dates through fiscal 2016. Some of the operating leases provide for increasing rents over the terms of the leases. Total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future lease commitments under non-cancelable operating leases (in thousands):

For the years ending June 30:
2012	$1,278
2013	1,021
2014	697
2015	562
2016	454
Thereafter	75
Total future minimum lease payments	$4,087

Total rent expense under operating leases in the Company's operations were approximately $1,676,000 and $1,103,000 for the years ended June 30, 2011 and 2010, respectively.

Auction Fees Sponsorship

The Company has a commitment to pay for sponsorship fees for various auctions that are held in the future. The fees is based on a minimum set amount plus a percentage of the hammer. The commitment can range from three years to ten years. Below is a table showing the future payments relating to these commitment.

For the years ending June 30:
2012	$1,067
2013	1,074
2014	765
2015	173
2016	180
Thereafter	1,013
Total future minimum payments	$4,272

Contractual Obligations

There were no purchase commitment agreements entered into during the year ended June 30, 2011, other than the open purchase and sale commitments discussed in Note 13.

Consulting, Employment and Non-Compete Agreements

The Company has entered into various consulting, employment and non-compete and/or non-solicitation agreements with certain key executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Employee Benefit Plans

The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contribution are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributed 30% of the eligible employees' contributions on the first 60% of the participants' compensation to a maximum annual contribution of $4,950 per employee. The Company's total contribution was approximately $156,000 and $73,000, for the years ended June 30, 2011 and 2010, respectively.

Restricted Capital of Foreign Subsidiaries

Certain of the Company's foreign jurisdictions maintain nominal regulatory capital requirements.

Registration Rights

Shares of the Company's common stock owned by Auctentia carry demand registration rights. If a demand is made by Auctentia, such registration rights are subject to commercial best efforts without penalty if registration is not affected.

Legal Proceedings

Spanish Criminal Investigation

In May 2006, Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing, including money laundering, fraud, tax evasion and criminal insolvency. The Spanish criminal investigation initially focused on Afinsa and certain of its executives and was later expanded to include several former officers and directors of SGI and CdC, including Messrs. Manning and Crawford. The allegations against Afinsa and the certain named individuals relate to the central claim that Afinsa's business operations constituted a fraudulent “Ponzi scheme,” whereby funds received from later investors were used to pay interest to earlier investors, and that the stamps that were the subject of the investment contracts were highly overvalued. Spanish authorities have preliminarily alleged that Messrs. Manning and Crawford knew Afinsa's business, and aided and abetted in its activity by, among other things, causing the Company to supply allegedly overvalued stamps to Afinsa. Several of our former officers and directors have testified in these proceedings. Messrs. Manning and Crawford are scheduled to testify in the proceedings in late September 2011.
The Company understands that, under Spanish law, after the end of the investigative stage, the Spanish Investigative Court will determine whether there are grounds to bring formal charges and to continue to a trial or whether the proceedings should be dismissed. As the Company understands Spanish law, if any of these former officers or directors of SGI or CdC is ultimately found guilty, then, under the principle of secondary civil liability, the corporation could be held liable for certain associated penalties. We are unable at this time to predict whether these developments will result in any kind of additional formal proceeding against SGI or CdC, and are unable to assess the likelihood of a favorable or unfavorable outcome of any such action, or to estimate the amount of liability in the event of an unfavorable outcome. Therefore, no accrual has been made with respect to this potential liability.
Messrs. Manning and Crawford (and certain of the other former officers and directors of the Company who are the subject of the Spanish criminal investigation) are entitled to receive advances from the Company for their legal fees and expenses in connection with the Spanish criminal proceedings.
IRS and New York State Tax Audits

In February 2008, the IRS commenced an audit of SGI's tax returns for fiscal 2004, 2005 and 2006. These audits are ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability. In March 2008, the New York State Department of Taxation and Finance began an audit of our tax returns for fiscal 2005, 2006 and 2007. These audits were concluded on June 2, 2011 and the New York State Department of Taxation and Finance accepted the return(s) as filed.

Tax Investigation in Spain

On November 17, 2005, the Spanish tax authorities commenced a tax examination of CdC. This examination, which now covers all periods from fiscal 2002, through fiscal 2006, is ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability.
Securities Class Action Lawsuit

In May 2006, the Company and certain of its current and former officers were sued in connection with the Company's transactions with Afinsa. The securities class action commenced in the United States District Court for the Southern District of New York, In re Escala Group, Inc. Securities Litigation, the plaintiffs alleged that the defendants participated in a scheme with Afinsa that caused the Company's reported revenues, gross profit, net income and inventory to be materially overstated, and that the defendants made materially false and misleading statements in the Company's publicly filed financial reports.

Under the settlement of the securities class action, SGI was required to contribute 4,050,207 (the date of the issuance of the shares and the calculation of the value of the shares to be issued was determined in accordance with the settlement agreement)
newly issued shares of its stock to a settlement fund for the benefit of the class members. Accordingly, on January 14, 2009, the Company issued to plaintiffs' counsel a total of 772,430 shares of the Company's common stock, with the remaining 3,277,777 shares of common stock issued to the settlement fund on October 1, 2009. The Company has no further obligation or liability under the settlement agreement.

Foreign Cash
The Company has $9.2 million of cash held in foreign wholly owned subsidiaries. The Company would have to accrue and pay taxes of approximately $0.9 million to $1.4 million if the cash is repatriated.
Consolidation of Joint Venture
The Company is able to consolidate the operations of Stack's-Bowers Numismatics, LLC for financial reporting purposes because its wholly-owned subsidiary, Bowers and Merena Auctions, LLC, owns a majority of the equity interest and exercises control over the day-to-day management of the joint venture. Under certain extraordinary circumstances, however, the control of the joint venture could be deemed to have transferred to Stack's, LLC, the other joint venture partner. In particular, under the terms of the operating agreement of the LLC, if Greg Roberts were to be replaced as CEO of Bowers and Merena, LLC at any time prior to December 31, 2016 without the approval of Stack's, LLC, SGI would no longer have financial and operational control and would thus no longer be able to consolidate the operations of Stack's-Bowers Numismatics, LLC for financial reporting purposes.

17.	STOCKHOLDERS’ EQUITY

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

Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. The Company issues new shares to satisfy stock option exercises under the Plan. Options expire no more than ten years after the date of grant and generally vest at the rate of 50% on each anniversary of the grant date. At June 30, 2011, there were 293,850 shares remaining available for future awards under the 1997 Plan.

Stock Options. During the years ended June 30, 2011 and 2010, the Company recorded $105,000 and $0, respectively of compensation expense in the Consolidated Statements of Operations related to the vesting of stock options. The Company granted 100,000 stock options to consultants during the year ended June 30, 2011, and 0 stock options during the year ended June 30, 2010. The fair value of the options were estimated at the date of grant using the Black-Scholes Merton option valuation model utilizing the assumptions described below. The expected term assumption reflects the period for which the Company believes the options will remain outstanding. The expected volatility is based on the historical volatility of our stock price. The risk-free rate reflects the U.S. Treasury yield curve for a similar expected life instrument in effect at the time of the grant. The assumption for dividends is based on the Company's expectation of not paying any cash dividends in the foreseeable future. The weighted-average assumptions utilized for the options issued during the year ended December 31, 2010 are as follows: expected stock price volatility 94%; risk-free interest rate of 2.17%; an expected life of ten years; and an expected dividend rate of 0%. The weighted average grant date fair value of options granted during the year ended June 30, 2011 was $2.05.

The following table summarizes the stock option activity for the year ended June 30, 2011:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average Per Share Grant Date Fair Value
Outstanding at June 30, 2009	604,325	$6.09	$104	$4.63
Granted through stock option plan	—	—	—	—
Excercised	—	—	—	—
Cancellations, expirations and forfeitures	—	—	—	—
Outstanding at June 30, 2010	604,325	6.09	104	4.63
Granted through stock option plan	100,000	2.50	—	2.05
Exercised	(1,250)	2.10	—	2.29
Cancellations, expirations and forfeitures	(55,450)	8.06	10	8.09
Outstanding at June 30, 2011	647,625	5.37	64	1.58
Vested and expected to vest at June 30, 2011	647,625	5.37	64	1.58
Exercisable at June 30, 2011	597,625	5.61	64	1.54

The intrinsic value of options exercised during the year ended June 30, 2011 totaled $375. At June 30, 2011, there was approximately $94,000 of unrecognized compensation expense related to unvested stock options. This expense is currently expected to be recognized over a weighted average period of approximately 1 year.

The following is a summary of the status of stock options outstanding as of June 30, 2011:

		Options Outstanding and Options Vested and Expected to Vest			Options Exercisable
Exercise Price Ranges		Number of Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price
From	To
$1.00	$5.00	474,875	3.5	$2.35	424,875	2.7	$2.33
5.01	10.00	7,750	2.4	8.97	7,750	2.4	8.97
10.01	15.00	165,000	2.8	13.90	165,000	2.8	13.90
		647,625	3.3	5.37	597,625	2.7	5.61

Restricted Stock Units. The Company has issued restricted stock units to certain members of management, key employees, and directors. During the years ended June 30, 2011 and 2010, the Company granted 498,377 and 604,726 restricted stock units at a weighted average grant date fair value $2.08 and $2.53, respectively. Such shares generally vest after 2 to 3 year from the date of grant. Total compensation expense recorded for restricted stock units for the years ended June 30, 2011 and 2010 was $757,000 and $1,843,000, respectively. The fair value of the restricted shares issued during the year-ended June 30, 2011 totaled $1.6 million. The remaining compensation expense that will be recorded for restricted stock units totals $0.7 million, which will be recorded over a weighted average period of approximately 2.4 years.

The following table summarizes the restricted stock grant activity for the year ended June 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at June 30, 2009	676,682	$2.54
Shares granted	604,726	2.53
Shares issued	(306,002)	2.67
Shares withheld for employee taxes	(64,011)	2.66
Shares forfeited	(34,334)	2.05
Outstanding at June 30, 2010	877,061	2.51
Shares granted	498,377	2.08
Shares issued	(643,043)	2.61
Shares withheld for employee taxes	(121,449)	2.70
Shares forfeited	(5,000)	2.05
Outstanding at June 30, 2011	605,946	2.05
Vested but unissued at June 30, 2011	100,946

No tax benefit was recognized in the Consolidated Statement of Operations related to shared-based compensation for the years ended June 30, 2011 and 2010. No share-based compensation was capitalized for the years-ended June 30, 2011 and 2010.

Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of June 30, 2011 and 2010, there were approximately 37,500 stock appreciation rights outstanding with an exercise price of $12.06 per share, respectively. At June 30, 2011 and 2010, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the years ended June 30, 2011 and 2010, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. There is no remaining compensation expense that will be recorded for these awards.

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

18.	SEGMENT AND GEOGRAPHIC INFORMATION

The Company's operations are organized under two business segments - Trading and Collectibles.

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
		(as restated)
Revenues:
Trading	$6,962,076	$5,834,712
Collectibles:
Coins	224,499	167,495
Stamps	11,097	17,804
Wine	4,499	1,168
Total Collectibles	240,095	186,467
Total revenues	$7,202,171	$6,021,179

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
		(as restated)
Revenues by geographic region:
United States	$7,051,190	$6,010,859
Europe	149,668	9,232
Asia Pacific	1,313	1,088
Total revenues	$7,202,171	$6,021,179

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
Operating income (loss):
Trading	$15,377	$7,119
Collectibles	2,690	(159)
Corporate expenses	(9,268)	(13,171)
Operating income (loss)	$8,799	$(6,211)

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
Depreciation and amortization:
Trading	$676	$671
Collectibles	944	755
Corporate	59	19
Deprecation and amortization	$1,679	$1,445

in thousands	June 30, 2011	June 30, 2010
Inventories by segment / geographic region:
Trading:
United States	$157,631	$113,752
Total Trading	157,631	113,752
Collectibles:
United States	27,846	23,401
Europe	580	819
Asia	54	17
Total Collectibles	28,480	24,237
Total inventories	$186,111	$137,989

in thousands	June 30, 2011	June 30, 2010
Total assets by segment / geographic region:
Trading:
United States	$271,019	$171,786
Europe	68	257
Total Trading	271,087	172,043
Collectibles:
United States	69,561	39,332
Europe	17,042	15,673
Asia	2,028	906
Total Collectibles	88,631	55,911
Corporate and other	11,871	5,310
Discontinued operations - United States	238	1,209
Total assets	$371,827	$234,473

in thousands	June 30, 2011	June 30, 2010
Total long term assets by segment / geographic region:
Trading:
United States	$9,712	$10,017
Europe	31	38
Total Trading	9,743	10,055
Collectibles:
United States	7,172	1,647
Europe	1,288	1,170
Asia	136	142
Total Collectibles	8,596	2,959
Corporate and other	11,928	3,581
Discontinued operations - United States	10	687
Total long term assets	$30,277	$17,282

19.	FAIR VALUE MEASUREMENTS

Valuation Hierarchy

The Fair Value Measurements and Disclosures Topic 820 of the ASC creates a single definition of fair value for financial reporting. The new rules associated with Topic 820 of the ASC state that valuation techniques consistent with the market approach, income approach and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data.

Topic 820 of the ASC had the following impact:

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

Valuation Hierarchy

Topic 820 of the ASC established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and 2010, aggregated by the level in the fair value hierarchy within which the measurements fall:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$157,631	$—	$—	$157,631
Derivative assets — futures contracts	—	2,822	—	2,822
Total assets valued at fair value:	$157,631	$2,822	$—	$160,453
Liabilities:
Liability on borrowed metals	$(11,384)	$—	$—	$(11,384)
Liability on margin accounts	(28,886)	—	—	(28,886)
Derivative liabilities — open purchase and sales commitments	—	(7,897)	—	(7,897)
Derivative liabilities — forward contracts	—	(2,064)	—	(2,064)
Total liabilities valued at fair value	$(40,270)	$(9,961)	$—	$(50,231)

	June 30, 2010
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$114,102	$—	$—	$114,102
Derivative assets — open purchase and sales commitments	—	1,698	—	1,698
Total assets valued at fair value:	$114,102	$1,698	$—	$115,800
Liabilities:
Liability on borrowed metals	$(40,841)	$—	$—	$(40,841)
Liability on margin accounts	(10,530)	—	—	(10,530)
Derivative liabilities — futures contracts	—	(507)	—	(507)
Derivative liabilities — forward contracts	—	(45)	—	(45)
Total liabilities valued at fair value	$(51,371)	$(552)	$—	$(51,923)

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

Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company's assets related to the acquisition of Stack's (Note 20) measured at fair value on a non-recurring basis during the year ended June 30, 2011 aggregated by the level in the fair value hierarchy within which the measurements fall:

	Year Ended June 30, 2011
	Quoted Prices in Active Markets for Identical Instruments	Significant Other Observable Inputs	Significant Unobservable Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Goodwill and other intangible assets:
Goodwill	$—	$—	$1,072	$1,072
Trade names	—	—	1,439	1,439
Customer relationships	—	—	1,569	1,569
Favorable lease assets	—	—	32	32
Total assets at fair value:	$—	$—	$4,112	$4,112

Goodwill

Goodwill was determined on a residual basis after deducting the fair value of the tangible and intangible assets contributed by Stack's, LLC against the total fair value of consideration given by SGI for a 51% interest in the newly formed Stack's-Bowers Numismatics, LLC.

Trade Names

The Relief from Royalty discounted cash flow method was used in appraising Stack's, LLC's trade name. In the Relief from Royalty method, a royalty rate of 1.0% was estimated to be appropriate based upon consideration of royalty market data and industry brand strength. All of the Company's revenue is attributable to its trade name. The trade name's after-tax relieved royalty stream was discounted to present value at Stack's, LLC's weighted average cost of capital, plus an additional risk premium for the additional uncertainty in investing in intangible assets.

Customer Relationships

Stack's, LLC's customer relationships were deemed a recognizable intangible asset and valued using both the Multi-Period Excess Earnings Method and the Cost Approach. In the Multi-Period Excess Earnings Method, the value of an intangible asset is determined by discounting to present value its expected future economic earnings based on a free cash flow model. Cost of goods sold and operating expenses are deducted from the asset's forecasted sales, based on the expected operating margins and any applicable adjustments. Income taxes are deducted from pretax income. The asset's free cash flows are discounted to present value at Stack's, LLC's weighted average cost of capital, plus an additional risk premium for the additional uncertainty in investing in intangible assets, for an adjusted discount rate of 19.8%. An annual revenue attrition rate of 11.9% was selected based on an analysis of Stack's, LLC's historical client attrition rates. Though Stack's, LLC historically has thousands of customers, it was determined that the top 100 customers accounted for roughly 80% of historical sales. The customer attrition rate analysis focused on these top customers and their purchases between 2003 and 2010. Asset charges were deducted against the customer relationships' attributable cash flow, as appropriate. Its projected marketing expenses were expected to be the same for existing and new customers, as they consist largely of catalog production and mailing costs, which are no lower for existing customers. In valuing the asset, two Excess Earnings analyses were performed; one based on Stack's, LLC's projected stand alone results and the other based on Stack's-Bowers Numismatics, LLC's combined projected results. A Cost Approach analysis was also performed based on Stack's, LLC's 2010 catalog production, mailing and advertising expenses. Ultimately, all weighting was placed on the Multi-Period Excess Earnings Method that reflects the expectations of Stack's-Bowers Numismatics, LLC. This is consistent with the asset's highest and best use.

Favorable Lease Asset

One of Stack's, LLC's leases extending through 2016 for a location in New York City was determined to be at a below-market rate as of the date of acquisition due to changes in market lease rates since its execution in 2006. This favorable lease asset was recognized as a separately identifiable intangible asset. Stack's, LLC's other leases were more recently executed and determined to be at market rates. In valuing the favorable lease asset, market lease rates for similar locations in New York City were compared to the contractual rate of the below-market. The savings in cash flow over the life of the favorable lease was discounted to present value at Stack's, LLC's weighted average cost of capital.

20.    BUSINESS COMBINATION

On January 3, 2011, Bowers and Merena Auctions, LLC ("B&M), a Delaware limited liability company and a wholly owned subsidiary of SGI, entered into two separate Contribution and Assumption Agreements (collectively, the “Contribution Agreements”) with Stack's-Bowers Numismatics, LLC ("LLC"), a Delaware limited liability company, and Stack's, LLC ("Stack's"), a Delaware limited liability company. Under the terms of the Contribution Agreements, B&M contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) plus cash in the amount of $3,760,000 to LLC in exchange for a 51% membership interest in LLC, and Stack's contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) to LLC plus $490,000 in cash in exchange for a 49% membership interest in LLC and cash in the amount of $3,250,000. Both B&M and Stack's are engaged in the business of selling at retail coins, paper money and other numismatic collectibles and the business of conducting auctions of coins, paper money and other numismatic collectibles.

SGI accounted for the above transaction as an acquisition of Stack's assets in accordance with Topic 805 of the ASC and consolidates the operations of LLC for financial reporting purposes. Of the $3,760,000 in cash contributed to LLC by B&M, $3,250,000 represents the cash paid to Stack's by B&M, for the purchase of B&M's 51% interest in the net assets contributed by Stack's to LLC. In addition, $1,000,000 of cash was contributed to LLC, of which B&M contributed $510,000 and Stack's contributed $490,000.

In connection with above transaction, the Company incurred $0.2 million relating to acquisition cost which consisted of legal and accounting fees. The fair value of the non-controlling interest at the date of acquisition was $3.488 million.

The results of operations of LLC from January 1, 2011 through June 30, 2011, have been included in the Company's Consolidated Statement of Operations for the year ended June 30, 2011.

The following below discloses the allocation of the purchase price based on a the fair value of the assets acquired and liability assumed including the fair value of the identified intangible assets is as follows:

in thousands
Fair value of net assets contributed to LLC by Stack's	$6,373
Net book value of the net assets contributed to LLC by Stack's	2,342
Excess of fair value over the net book value of net assets contributed to LLC by Stack's	$4,031

Adjustment of tangible assets to fair value	$(81)
Identifiable assets
Customer relationships	1,569
Trade name - indefinite life	1,439
Favorable lease asset	32
Total fair value of identified intangible assets	3,040
Goodwill	1,072
Excess of fair value over the net book value of net assets contributed to LLC by Stack's	$4,031

In an acquisition accounted for using the purchased method, goodwill is recorded for the difference between the excess of the consideration transferred over identifiable assets acquired and liabilities assumed. The principal factors that resulted in recognition of goodwill was the synergies the Company expects to achieve from the potential revenue provided by the expanded market shares and a physical retail store located in New York. The goodwill recorded from this acquisition is expected to be deductible for tax.

The twelve months pro forma results of operations combine the results of operations of Stack's to give the effect to the combination as if it had occurred on July 1, 2010 for the current fiscal year ended June 30, 2011 and July 1, 2009 for the fiscal year ended June 30, 2010, presented below. Such results have been prepared by adjusting the historical results of the Company to includes the historical result s of Stack's.

	Year Ended	Year Ended
in thousands	June 30, 2011	June 30, 2010
	unaudited	unaudited
Pro forma revenue	$7,218,465	$6,051,248
Pro forma net income (loss) attributable to Spectrum Group International, Inc.	$1,184	$(2,061)

Pro forma earnings (loss) per share attributable to Spectrum Group International, Inc.
Basic	$0.04	$(0.06)
Diluted	$0.04	$(0.06)

Weighted average shares outstanding
Basic	32,469	31,939
Diluted	32,725	32,465

21.    SUBSEQUENT EVENTS

The Company's majority-owned subsidiary, A-Mark Precious Metals, Inc. ("A-Mark"), has obtained permanent increases in its demand credit facility to provide it with additional liquidity in light of the continued rise in commodities prices. As of August 15, 2011, the total credit facility is $163.0 million.

In addition, due to the current conditions in the precious metal markets, A-Mark has obtained temporary increases in its demand facilities for periods of 30 to 60 days as needed subsequent to June 30, 2011.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Material Weaknesses Previously Disclosed
As discussed in Item 9A of our Annual Report on Form 10-K for the year ended June 30, 2010 and in Part I, Item 4 of our Quarterly Report on Form 10-Q for the quarterly periods ended September 30, 2010, December 31, 2010, and March 30, 2011, we identified two material weaknesses in the design and operation of our internal controls.

The first item involved improper segregation of duties in the accounting function of our Collectibles Group. This was the result of operating with a small accounting staff with overlapping responsibilities within their subsidiaries that were deemed unavoidable. This item was remediated in the last quarter of fiscal year 2011 through the development and implementation of mitigating controls that included changes to user's access rights and duties, independent review and approval of journal entries and disbursements, account reconciliations, predictive analytics and formal transaction authorization policies.

The second material weakness relates to controls over period-end financial reporting that had resulted in a significant number of adjustments to our consolidated financial statements. This material weakness was remediated in the last quarter of fiscal year 2011 through the implementation of additional procedures and controls which included; enhancing the team in the accounting department, new and/or enhanced internal reporting, management sub-certification procedures, key account reconciliations and flux analysis, and outside consultants were contracted as an additional layer of review.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, at June 30, 2011. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at a reasonable assurance level, as of that date, our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of internal control over financial reporting at June 30, 2011 utilizing the criteria described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at June 30, 2011.

Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2011.
This Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding the internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the “Dodd-Frank Wall Street Reform and Consumer Protection Act” which permanently exempts nonaccelerated filers from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002.
Changes in Internal Control over Financial Reporting
During the fourth quarter of fiscal 2011, the Company's management continued the steps outlined previously in this section under "material weaknesses previously disclosed". We believe that for the reasons described above, we have sufficiently improved our internal controls and determined them effective at June 30, 2011.
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
ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the directors and executive officers of the Company as of September 16, 2011.

Name	Age	Position(s)
Antonio Arenas	56	Executive Chairman and Director
Gregory N. Roberts	49	Chief Executive Officer, President and Director
Paul Soth	53	Chief Financial Officer and Executive Vice President
Carol Meltzer	52	Executive Vice President, General Counsel and Corporate Secretary
Arthur Hamilton	40	Executive Vice President, Chief Accounting Officer
Jeffrey D. Benjamin	50	Director
Jess M. Ravich	54	Director
George Lumby	66	Director
John U. Moorhead	59	Director
Christopher W. Nolan, Sr.	46	Director

Antonio Arenas, a director since 2006, has served as our Executive Chairman since October 2007. Mr. Arenas has been a Managing Director and the Chief Executive Officer of COALCA, S.A., a company involved in the sale and distribution of consumer and pharmaceutical products, and land development in the Canary Islands and Spain, since 1994.

Gregory N. Roberts, a director since February 2000, has served as our President and Chief Executive Officer since March 2008. Mr. Roberts previously served as the President of the Company's North American coin division, which includes Spectrum Numismatics and A-Mark Precious Metals; Mr. Roberts had been President of Spectrum Numismatics since the early 1990s. He is also a lifetime member of the American Numismatics Association.

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

Arthur Hamilton has served as our Chief Accounting Officer and Executive Vice President since December 2010. Prior to joining the Company in May 2010, Mr. Hamilton served as Senior Manager, Internal Audit, for Franklin Templeton Investments from 2009 to May 2010, and as Internal Audit Manager from 2003 to 2006. Mr. Hamilton also served as Director of Internal Audit for MGM Resorts International from 2006 to 2008, and as Director of Compliance and Treasury for Fontainebleau Resorts, LLC. during 2008 and 2009. Mr. Hamilton received his B.S. in Accounting from the University of Baltimore and his M.B.A. from Northwestern University, Kellogg School of Management.

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

George Lumby, a director since December 2006, served as a partner at PricewaterhouseCoopers, where he acted as an auditor and a mergers and acquisitions specialist from 1968 until 2003. In 2003, Mr. Lumby established his own firm in Spain, which provides services to companies and individuals involved in insolvency and reorganization situations. Mr. Lumby is currently a Fellow of the Institute of Chartered Accountants in England & Wales, a member of the Spanish Institute of Chartered Accountants (Instituto de Censores Jurados de Cuentas de España) and a member of the Spanish Official Register of Auditors (Registro Oficial de Auditores de Cuentas ROAC).

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

The specific credentials, experience and other qualifications of each of our directors to serve on our Board are as follows:

Mr. Arenas, who is our Executive Chairman, has a strong business leadership, financial management and strategic planning background, which has been a valuable asset to the Company as we have developed and implemented new global corporate and business strategies. Mr. Arenas, who is also a lawyer, was recommended for nomination to the Board by our majority shareholder, Afinsa Bienes Tangibles, S.A.

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

Mr. Benjamin's extensive financial background, demonstrated business acumen, service as a director for several well-known public companies, long-standing personal interest in coin collecting and role as trustee of the American Numismatic Society greatly benefits the Board as it addresses various corporate finance matters, governance concerns, business development and other policy-making issues. Mr. Benjamin, who holds an M.B.A, serves as Chairman of our Nominating and Corporate Governance Committee.

Mr. Lumby was formerly an audit and mergers and acquisitions partner at PricewaterhouseCoopers and brings to his role substantial knowledge and experience in the area of finance and financial reporting, which is particularly helpful in connection with the Board's consideration of the financial aspects of our European operations as well as proposed mergers and acquisitions. Mr. Lumby was recommended to the Board by our majority shareholder, Afinsa Bienes Tangibles, S.A.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons owning more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of their ownership of, and transactions in, the Company's common stock or other Company equity securities. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and representations of directors and executive officers, with respect to the fiscal year ended June 30, 2011, all of such persons were in compliance with the applicable Section 16(a) reporting requirements.
Code of Ethics

 The Audit Committee of the Company's Board of Directors has adopted a Code of Ethics for Senior Financial and Other Officers (the “Code of Ethics”), which applies to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and heads of major divisions, together with such other officers as the Audit Committee may from time to time designate. A copy of the Code of Ethics is filed as Exhibit 14.1 to this Form 10-K. The Company also has adopted a Code of Business Conduct and Ethics, which applies to directors, officers and employees generally, and a Code of Business Conduct and Ethics for the Board of Directors. To view these and other Spectrum corporate governance documents (including the Charters for the Audit Committee, the Nominating and Governance Committee, and the Compensation Committee, the Corporate Governance Guidelines, and the Procedures for Identifying and Evaluating Candidates for Director), you may also go to our Internet website located at www.spectrumgi.com and click on “Investor Relations” and then “Governance Policies.” You may also obtain a printed copy of the Code of Ethics, free of charge, by contacting us at the following address:

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

ITEM 11. EXECUTIVE COMPENSATION

Item 11. Executive Compensation.
The table below sets forth the compensation of the Company's named executive officers for both fiscal 2011 and fiscal 2010. “Named executive officers” includes SGI's President and Chief Executive Officer, Mr. Roberts, SGI's Executive Chairman, Mr. Arenas, SGI's Chief Financial Officer, Mr. Soth (who joined the Company as Chief Financial Officer and Executive Vice President on April 8, 2010), SGI's Chief Accounting Officer, Mr. Hamilton (who became the Company's Chief Accounting Officer and Executive Vice president during December 2010) and SGI's General Counsel and Chief Administrative Officer, Mrs. Meltzer.

Summary Compensation Table - Fiscal 2011 and 2010

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation (2) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)

Gregory Roberts (3)	2011	$525,000	$300,000	$107,400	$2,124,128	$43,797	$3,100,325
Chief Executive Officer	2010	$500,000	$175,000	$—	$900,000	$19,426	$1,594,426
President and Director

Paul Soth (4)	2011	$200,000	$310,000	$—	$—	$8,896	$518,896
Chief Financial Officer	2010	$33,332	$50,000	$54,600	$—	$25,000	$162,932
Executive Vice President

Arthur Hamilton
Chief Accounting Officer	2011	$165,000	$40,000	$—	$—	$4,444	$209,444
Executive Vice President	2010	$—	$—	$—	$—	$—	$—

Carol Meltzer	2011	$200,000	$50,000	$—	$—	$8,519	$258,519
Chief Administrative Officer	2010	$325,000	$100,000	$127,500	$—	$28,048	$580,548
Executive Vice President

Antonio Arenas	2011	$—	$175,000	$—	$—	$225,000	$400,000
Chairman of the Board	2010	$—	$175,000	$—	$—	$225,000	$400,000
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

(2)	Amounts in this column, for fiscal 2011, are as follows:

◦	Mr. Roberts received $9,000 as a car allowance, $4,510 as a 401(k) matching contribution, and $30,287 as a cash payment in lieu of vacation time.

◦	Mr. Soth received $2,165 as a 401(k) matching contribution and $6,731 as a cash payment in lieu of vacation time.

◦	Mr. Hamilton received $1,271 as a 401(k) matching contribution and $3,173 as a cash payment in lieu of vacation time.

◦	Mrs. Meltzer received $4,673 as a 401(k) matching contribution, and $3,846 as a cash payment in lieu of vacation time.

◦	Mr. Arenas received $225,000 paid to a corporation he controls for serving as the Executive Chairman of the Company.

(3)
We granted to Mr. Roberts 60,000 Restricted Stock Units on July 1, 2010, with a value of $107,400, under the terms of his employment agreement as amended in May 2010 These restricted stock units will vest June 30, 2013, subject to accelerated vesting in specified circumstances.

(4)	Mr. Soth commenced employment as our Chief Financial Officer and Executive Vice President on April 8, 2010.

Employment Agreements and Employment Terms

Compensation for our Chief Executive Officer for fiscal 2011 was governed by an employment agreement, but our other named executive officers did not have employment agreements in effect for fiscal 2011.

The principal terms of the employment of our named executive officers were as follows:

Greg Roberts: Mr. Roberts is employed as our Chief Executive Officer and President under his employment agreement. The agreement, originally entered into in December 2007, currently provides for a term extending until June 30, 2013. The employment agreement provides that Mr. Roberts will be nominated to serve as a director during its term.

The employment agreement as in effect for fiscal 2011 provided for a base salary of $525,000 per year. The employment agreement also provides to Mr. Roberts an opportunity to earn a performance bonus in each fiscal year. As in effect in fiscal 2011 (and as expected to be in effect in fiscal 2012 and fiscal 2013), the performance bonus was based on pre-specified percentages of our pre-tax profits. For this purpose, pre-tax profits is defined as Spectrum's net income (as determined under Generally Accepted Accounting Principles or GAAP) for the given fiscal year, adjusted as follows:

•	The positive or negative effects of income taxes (in accordance with GAAP) shall be eliminated from net income in determining pre-tax profits.

•	The positive or negative effects of foreign currency exchange is eliminated.

•	Expenses incurred in connection with specified litigation is eliminated.

If pre-tax profits are at least $5 million, then the annual incentive will equal:
12% of pre-tax profits up to $8 million of pre-tax profits; plus
15% of pre-tax profits in excess of $8 million, up to $10 million of pre-tax profits; plus
18% of pre-tax profits in excess of $10 million of pre-tax profits.

The payout amount for this performance bonus for fiscal 2011 was calculated as $2,124,128, reflected for 2011 in the Summary Compensation Table above in the column captioned “Non-Equity Incentive Plan Compensation,” based on fiscal 2011 performance. In addition, for fiscal 2011, Mr. Roberts was awarded a discretionary bonus in the amount of $300,000. This discretionary bonus was authorized by the Compensation Committee in recognition of Mr. Roberts' strong performance in leading Spectrum in fiscal 2011.

The employment agreement provides for indemnification of Mr. Roberts for liabilities arising out of his employment, and provides a motor vehicle allowance of $750 per month.

In consideration of Mr. Roberts' agreement to extend the employment agreement for three years, we paid a signing bonus of $175,000. This amount is reflected in the “Bonus” column of the Summary Compensation Table above for fiscal 2010. In addition, we granted 60,000 restricted stock units to Mr. Roberts on July 1, 2010, reflected in the Summary Compensation Table in the “Stock Award” column for fiscal 2011. These restricted stock units will vest June 30, 2013, subject to accelerated vesting in specified circumstances.

Under Mr. Roberts' amended employment agreement, during the fiscal 2011 - 2013 period, if Mr. Roberts' employment is terminated by us without cause or by him for “Good Reason,” or if his employment terminates due to death or disability, we will be obligated to continue to pay to him (i) a pro rata portion (based on the number of days during the year of termination that Mr. Roberts was employed) of his annual incentive for that year, based on actual performance achieved for the full year, and (ii) a lump sum severance payment equal to the greater of $1,200,000 or 75% of defined “annualized pay.” For this purpose, “annualized pay” is calculated as one-third of the sum of the salary payments during the 36 months preceding termination plus annual incentives earned for the preceding three completed fiscal years. In the case of death or disability, the severance payment will be reduced by the amount of any proceeds paid to Mr. Roberts or his estate, as the case may be, from any disability or life insurance policy maintained by us for the benefit of Mr. Roberts.  “Good Reason” would arise if we decrease or fail to pay salary or bonus required under the agreement, or if Mr. Roberts ceased to be President and CEO of Spectrum or his duties were materially diminished, or his place of employment were relocated by more than 30 miles, provided that Mr. Roberts must give notice that Good Reason has arisen and we have an opportunity to cure the circumstances that gave rise to Good Reason.

 The employment agreement obligates Mr. Roberts not to solicit employees or customers of the Company in ways harmful to our business during the period in which severance is payable or for one year following a termination for cause. The employment agreement also provided for certain benefits, including medical insurance, vacation, reimbursement of business expenses and payment of previously earned compensation upon any termination of employment.

Paul Soth: Mr. Soth commenced employment as our Chief Financial Officer and Executive Vice President on April 8, 2010. At the time he commenced employment, we agreed that Mr. Soth will receive a base salary of $200,000 per annum, plus a $25,000 non-accountable expense allowance to cover moving expenses.  We also agreed that he would be entitled to participate in our bonus plan starting with our 2011 fiscal year, based on the achievement of Company-wide and individual goals.  At April 8, 2010, we granted 30,000 restricted stock units to Mr. Soth, vesting 50% on May 1, 2011 and 50% on May 1, 2012.

For fiscal 2011, we granted a bonus of $310,000 to Mr. Soth. This bonus was discretionary, based on the Compensation Committee's subjective evaluation of Mr. Soth's performance in fiscal 2011. The Company expects that any bonus payable for fiscal 2012 performance likewise would be a discretionary bonus based on the Committee's year-end review of Company results and Mr. Soth's performance.

Arthur Hamilton: Mr. Hamilton commenced employment in May 2010 and became Chief Accounting Officer and Executive Vice President during December 2010. At the time he commenced employment, we agreed that Mr. Hamilton will receive a salary of $165,000 per annual plus a $35,000 non-accountable expense allowance to cover moving expenses. We also agreed that he would be entitled to participate in our bonus plan starting with our 2011 fiscal year, based on the achievement of Company-wide and individual goals.

Carol Meltzer: Mrs. Meltzer is employed as our General Counsel, Chief Administrative Officer and Executive Vice President. We had an employment agreement with Mrs. Meltzer, the term of which ended June 30, 2010. Mrs. Meltzer's service as General Counsel, Chief Administrative Officer and Executive Vice President is continuing, but beginning in fiscal 2011, such service is no longer governed by an employment agreement.

For fiscal 2011, we paid Mrs. Meltzer a base salary of $200,000, and provided an opportunity to earn a performance bonus in the discretion of the Compensation Committee. The Committee determined to award a bonus of $50,000, based on its subjective judgment that such an award recognized Mrs. Meltzer's positive contributions during the year.

Antonio Arenas: We currently do not have an employment agreement with Mr. Arenas, and none was in effect for fiscal 2011. Mr. Arenas serves as our Executive Chairman and as co-administrator of the Company's Spanish subsidiary Central de Compras Coleccionables, S.L. (“CdC”). We paid compensation for Mr. Arenas' services in fiscal 2011 to a corporation he controls, in the form of cash fees totaling $225,000. The Compensation Committee and Board retain discretion to award an annual bonus to Mr. Arenas, and in fiscal year 2011, Mr. Arenas was paid a $175,000 bonus. Mr. Arenas' service is not a full-time commitment, but he is required to account for his hours of service.

Retirement Plans: The only retirement plan in which the named executive officers participate is our 401(k) plan, open to all employees. Employees are permitted to elect to contribute up to $16,500 (or, in certain cases, $22,500) of their compensation. We provide a 30% matching contribution under the plan without any limit for each employee. Matching contributions to our named executive officers for fiscal 2011 are reflected in the “All Other Compensation” column of the Summary Compensation Table above.

The following tables set forth information regarding stock awards, stock options and similar equity compensation outstanding at June 30, 2011, whether granted in fiscal 2010 or earlier.

Outstanding Equity Awards At Fiscal Year-End - Fiscal 2011

Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)		(h)

Gregory Roberts	22,500	—	14.22	3/31/2014	60,000	(2)	174,000
Chief Executive Officer	22,500	—	2.80	7/31/2013			—
President and Director	125,000	—	2.00	2/4/2013	—		—

Paul Soth	—	—	—	—	15,000	(3)	43,500
Chief Financial Officer
Executive Vice President

Arthur Hamilton	—	—	—	—	—		—
Chief Accounting Officer
Executive Vice President

Carol Meltzer	22,500	—	14.22	3/31/2014	—		—
Chief Administrative Officer	22,500	—	2.80	7/31/2013	—		—
Executive Vice President	17,500	—	2.00	2/4/2013	—		—
General Counsel	2,500	—	1.75	1/24/2012	—		—
Corporate Secretary

Antonio Arenas	—	—	—	—	—		—
Chairman of the Board
Executive Chairman

(1)	Values are based on the June 30, 2011 closing price of our common stock in the over-the-counter market, $2.90 per share.

(2)	These restricted stock units vest on June 30, 2013.

(3)	These restricted stock units vest on May 1, 2012.

Directors' Compensation
Under our Outside Directors' Compensation Policy as in effect for fiscal 2011, each director who was not an executive officer or employee or other service provider to Spectrum (an “outside director”), was entitled to receive the following compensation for the fiscal year:

•	A cash retainer of $31,000;

•	An awards of restricted stock units having a grant-date fair value of $38,000

•	A cash retainer of $5,000 for serving on a committee of the Board;

•
No meeting fees for the first six Board meetings occurring during the year, but a meeting fee of $1,000 in cash for any additional Board meeting attended and for each committee meeting attended (reduced to $500 in the case of a telephonic meeting lasting one hour or less).

Total outside directors' retainer, meeting and committee fees for fiscal 2011 were $217,500 (Mr. Lumby's compensation is not included). Directors are also entitled to the protection of certain indemnification provisions in SGI's certificate of incorporation and bylaws.

Beginning in fiscal 2010, the Board implemented a policy of rotating committee chairman once every three years, and adopted director ownership guidelines requiring outside directors to hold stock worth three times the annual cash retainer amount by the later of three years after the policy implementation date (May 2009) or three years after his or her initial election to the Board, and five times the annual cash retainer within five years after the later of the policy implementation date or his or her initial election to the Board.

The following table sets forth information regarding compensation earned by outside directors of the Company during fiscal 2011, as well as by Mr. Lumby, who is a member of our Board of Directors, but received compensation for services rendered to the Company as co-administrator of the Company's Spanish subsidiary CdC. The table shows the compensation to Mr. Lumby in all capacities.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jeffrey D. Benjamin	$53,500	$38,000	$—	$—	$—	$—	$91,500
John Moorhead	$58,500	$38,000	$—	$—	$—	$—	$96,500
Christopher W. Nolan, Sr.	$54,500	$38,000	$—	$—	$—	$—	$92,500
Jess M. Ravich	$51,000	$38,000	$—	$—	$—	$—	$89,000
George Lumby	$—	$—	$—	$—	$—	$286,890	$286,890

(1)
The stock-based compensation amounts reported in the “Stock Awards” column represent the aggregate grant-date fair value of the awards granted in fiscal 2011 and computed in accordance with FASB ASC Topic 718. Fair value of a stock award denominated in shares at the grant date is the number of such shares or units times the closing price of a share on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions).

We have agreed to pay Mr. Lumby an annual fee equal to 150,000 Euros for his services on behalf of the Company's Spanish subsidiary, CdC, subject to adjustment depending on hours worked (payment for fiscal 2011 was 151,350 Euros). Mr. Lumby's service is not a full-time commitment. For fiscal year 2011, the Compensation Committee and Board approved a discretionary bonus to Mr. Lumby in the amount of $75,000. This bonus was approved in recognition of Mr. Lumby's efforts in assisting with the Company's European operations.

The listing below shows total stock ownership by each of the Company's direct as of June 30, 2011:

•	Jeffrey D. Benjamin - Total shares owned 1,194,477 and 13,287 restricted stock units scheduled to vest on June 30, 2012

•	John Moorhead - Total shares owned 40,040 and 13,287 restricted stock units scheduled to vest on June 30, 2012

•	Christopher W. Nolan, Sr - Total shares owned 40,040 and 13,287 restricted stock units scheduled to vest on June 30, 2012

•	Jess M. Ravich - Total shares owned 310,857 and 13,287 restricted stock units scheduled to vest on June 30, 2012

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders of the Company

The table below shows certain information regarding the “beneficial ownership” of shares of our common stock by any person who reported being a beneficial owner of more than 5% of the outstanding class of common stock as of September 16, 2011. Persons and groups that beneficially own in excess of 5% of our common stock are required to file certain reports with the Company and with the Securities and Exchange Commission regarding such beneficial ownership.

For purposes of the table below and the table set forth under “Beneficial Stock Ownership of Management,” a person is deemed to be the beneficial owner of any shares of common stock (1) over which the person has or shares, directly or indirectly, voting or investment power, or (2) of which the person has a right to acquire beneficial ownership at September 16, 2011 or at any time within 60 days thereafter. “Voting Power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. We obtained the information provided in the following table from filings with the SEC and from representations made by the persons listed below. The number of shares beneficially owned as shown in the tables below may have been reported as of a date earlier than September 16, 2011, in which case the date of such information is provided in a footnote (all percentage calculations are as of September 16, 2011).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stocks
Afinsa Bienes Tangibles, S.A (1) Lagasca 88, 28001 Madrid, Spain	18,642,067	57%	(2)

(1)
Afinsa Bienes Tangibles, S.A. (“Afinsa”) reported beneficially ownership of 18,642,067 shares of SGI's common stock, including 271,514 shares held directly and 18,370,553 shares (56.5% of the outstanding class) held through its wholly-owned subsidiary, Auctentia, S.L. (“Auctentia”). Auctentia's address is Lagasca 88, 28001 Madrid, Spain.

(2)	This percentage has been calculated based upon 32,617,655 shares of the Company's common stock outstanding as of September 16, 2011.

Beneficial Stock Ownership of Management

The following table shows the number of shares of common stock beneficially owned as of September 16, 2011, by each director then serving in office, nominee for director (none at that date) and executive officer named in the Summary Compensation Table, and by the current directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Antonio Arenas	47,603	*
Jeffrey D. Benjamin (2)	1,194,477	3.7%
George Lumby	20,775	*
Carol Meltzer (3)	161,107	*
John U. Moorhead (2)	40,040	*
Christopher W. Nolan, Sr (2)	40,040	*
Jess M. Ravich (2)	310,857	1.0%
Gregory N. Roberts (4)	1,211,521	3.7%
Paul Soth (5)	11,782	*
Arthur Hamilton	—	*
All Executive Officers and Directors, as a group (6)	3,038,202	9.3%

(1)
The percentages have been calculated based upon 32,617,655 shares of the Company's common stock outstanding as of September 16, 2011, and such calculations were made in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act.

(2)	Excludes 13,287 restricted stock units scheduled to vest June 30, 2012.

(3)	Includes 65,000 options to acquire common stock exercisable at September 16, 2011 or within 60 days thereafter.

(4)
Includes 416,521 shares of common stock owned jointly by Mr. Roberts and his wife; 625,000 shares owned by an entity owned 50% by Mr. Roberts, as to which Mr. Roberts disclaims beneficial ownership; and 170,000 shares that may be acquired by exercise of options that are exercisable at September 16, 2011 or within 60 days thereafter. Excludes 60,000 restricted stock units scheduled to vest June 30, 2013.

(5)	Excludes 15,000 restricted stock units scheduled to vest May 1, 2012.

(6)
Includes 235,000 shares that may be acquired upon exercise of options that are exercisable at September 16, 2011 or within 60 days thereafter. Excludes 75,000 restricted stock units scheduled to vest more than 60 days after September 16, 2011.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's Board of Directors has determined that the following members of the Board of Directors qualify as “independent” as that term is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards: Mr. Benjamin, Mr. Moorhead, Mr. Nolan and Mr. Ravich.

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

Spectrum has adopted policies governing the approval of our transactions with related persons. These are embodied in our Code of Business Conduct and Ethics, which applies to directors, officers and employees generally, our Code of Ethics for Senior Financial and Other Officers, which covers our executive officers and certain other senior officers, and our Code of Business Conduct and Ethics for the Board of Directors. These Codes recognize that a conflict with the interests of the Company arises when a director, officer or other employee holds an investment or other financial interest in any organization which provides services to, purchases from or competes with the Company. Such a financial interest may arise through an ownership interest in another entity, employment by or holding a managerial position with another entity or receipt of compensation from another entity, being indebted to an entity which does business with the Company or owning an interest relating to real or other property which is affected by a Company transaction. The Codes provide that no director, officer or other employee of the Company may do Company business with any organization in which such an individual has a financial interest, without first obtaining the written approval of his or her supervisor and the CEO. In the case of a director, this prior notice, if possible, must be given to the Chairman of the Audit Committee, and in the case of executive officers this prior notice must be given to either the Chairman of the Audit Committee, another member of the Board or to the CEO. The Audit Committee's Charter provides that it must review and approve all related party transactions that would be required to be disclosed in this Form 10-K or a proxy statement under Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees	2011	2010
Audit Fees (1)	$882,057	$1,869,266

(1)
Audit fees consisted of services rendered by the principal accountant for the audit of our annual and review of our quarterly consolidated financial statements. No other services were provided to us by our principal accountant.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by the Company's principal accountants must be approved in advance by the Audit Committee. As provided in the Sarbanes-Oxley Act, all audit and non-audit services must be pre-approved by the Audit Committee in accordance with these policies and procedures. Based in part on consideration of the non-audit services provided by BDO USA, LLP during fiscal year 2011 and 2010, the Audit Committee determined that such non-audit services were compatible with maintaining the independence of BDO USA, LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The information called for by this item is incorporated herein by reference to pages F-1 through F-43 of this report.

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

Date:	September 23, 2011	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Antonio Arenas	Chairman of the Board and Executive Chairman	September 23, 2011
Antonio Arenas

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	September 23, 2011
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	September 23, 2011
Paul Soth	(Principal Financial Officer)

/s/ Jeffrey D. Benjamin	Director	September 23, 2011
Jeffrey D. Benjamin

/s/ Jess M. Ravich	Director	September 23, 2011
Jess M. Ravich

/s/ John U. Moorhead	Director	September 23, 2011
John U. Moorhead

/s/ George Lumby	Director	September 23, 2011
George Lumby

/s/ Christopher W. Nolan, Sr.	Director	September 23, 2011
Christopher W. Nolan, Sr.

EXHIBIT INDEX

Regulation S-K Exhibit Table Item No.	Description of Exhibit
3.1.1
Articles of Incorporation of the Greg Manning Delaware, Inc. Incorporated by reference to Exhibit 3.1.1 of the Company Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.

3.1.2
Certificate of Ownership and Merger of Greg Manning Auctions, Inc. into and with Greg Manning Delaware, Inc. Incorporated by reference to Exhibit 3.1.2 of the Company Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.

3.1.3
Certificate of Ownership and Merger of Escala Group, Inc. into and with Greg Manning Auctions, Inc. Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed October 3, 2005, Commission File No. 1-11988.

3.1.4
Certificate of Ownership and Merger of Spectrum Group International, Inc. with and into Escala Group, Inc. Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 29, 2009, Commission File No. 1-11988.

3.2	Bylaws of Registrant. Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K filed on October 8, 2009, Commission File No. 1-11988.
10.1	1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K filed on October 8, 2009, Commission File No. 1-11988.
10.2
Amended and Restated Employment Agreement between Registrant and Greg Roberts, dated as of May 13, 2010. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on May 14, 2010, Commission File No. 1-11988. *

10.3
Employment Agreement between A-Mark Precious Metals, Inc. and Rand LeShay, dated June 1, 2010. Incorporated by reference to Exhibit 10.3 of the Company Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.

10.4	Non-Employee Directors Compensation Policy. Incorporated by reference to Exhibit 10.4 of the Company Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.*
10.5	Non-Employee Directors Equity Compensation Program. Incorporated by reference to Exhibit 10.5 of the Company Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988*
10.6
Form of Restricted Stock Purchase Agreement for Employees under the 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K filed on October 8, 2009, Commission File No. 1-11988.*

10.7
Form of Restricted Stock Unit Agreement for Employees under the 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 of the Company Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.*

10.8
Registration Rights Agreement, dated as of September 8, 2003, between Registrant and Auctentia, S.L. Incorporated by reference to Appendix E to the Company's Definitive Proxy Statement filed August 13, 2003, Commission File No. 1-11988.

10.9	Consent of Escala Group, Inc. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed March 25, 2009, Commission File No. 1-11988.
10.10
Contribution and Assumption Agreement, dated as of December 22, 2010, among Bowers & Merena Auctions LLC, Stack's-Bowers Numismatics, LLC and Stack's, LLC. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 29, 2010, Commission File No. 1-11988.

10.11
Contribution and Assumption Agreement, dated as of December 22, 2010, among Bowers & Merena Auctions LLC, Stack's-Bowers Numismatics, LLC and Stack's, LLC. Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 29, 2010, Commission File No. 1-11988.

14	Code of Ethics for Senior Financial and Other Officers. Incorporated by reference to Exhibit 14 of the Company Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.
21	Subsidiaries of the Registrant. Filed herewith.
31.1	Certification by the Chief Executive Officer. Filed herewith.
31.2	Certification by the Chief Financial Officer. Filed herewith.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
____________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.