Form 10-Q
period 2011-09-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2011-11-10
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
(949) 955-1250
______________________________________________
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☑     No. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes. ☑     No. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Number of shares outstanding of each of the issuer’s classes of common stock as of November 8, 2011 :
32,637,655 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2011

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30,	June 30,
	2011 (1)	2011 (1) (2)

ASSETS
Current assets:
Cash and cash equivalents	$62,442	$24,181
Short-term investments and marketable securities	2,040	1,151
Receivables and secured loans, net — trading operations	209,447	93,895
Accounts receivable and consignor advances, net — collectibles operations	43,232	29,647
Inventory, net	165,119	186,111
Prepaid expenses and other assets	5,453	4,091
Deferred tax assets	2,207	2,246
Current assets of discontinued operations	28	228
Total current assets	489,968	341,550
Property and equipment, net	11,498	10,937
Goodwill	7,016	7,026
Other purchased intangibles, net	8,061	8,240
Restricted cash	578	1,121
Income tax receivables	2,637	2,637
Other assets	394	306
Non-current assets of discontinued operations	10	10

Total assets	$520,162	$371,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables	$240,045	$83,867
Liability on borrowed metals	22,072	11,384
Accrued expenses and other current liabilities	12,046	16,204
Accrued litigation settlement	—	755
Income taxes payable	4,976	2,460
Lines of credit	116,194	134,891
Debt obligations, current portion	128	146
Current liabilities of discontinued operations	21	23

Total current liabilities	395,482	249,730

Deferred and other long term tax liabilities	11,924	11,785
Debt obligations, net of current portion	6,673	6,689
Total liabilities	414,079	268,204

Commitments, contingencies and subsequent events
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 32,638 and 32,537 at September 30, 2011 and June 30, 2011, respectively	326	325
Additional paid-in capital	242,064	241,917
Accumulated other comprehensive income	7,548	9,867
Accumulated deficit	(157,665)	(160,838)

Total Spectrum Group International, Inc. stockholders’ equity	92,273	91,271
Non-controlling interest	13,810	12,352
Total stockholders’ equity	106,083	103,623
Total liabilities and stockholders’ equity	$520,162	$371,827

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(2)	The condensed consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K.
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2011 (1)	September 30, 2010 (1) (2)
		(as restated)
Revenues:
Sales of precious metals	$2,190,586	$1,450,854
Collectibles revenues:
Sales of inventory	59,916	44,657
Auction services	12,281	3,351
Total revenue	2,262,783	1,498,862
Cost of sales:
Cost of precious metals sold	2,182,104	1,447,202
Cost of collectibles sold	56,443	42,417
Auction services expense	2,928	482
Total cost of sales	2,241,475	1,490,101
Gross profit	21,308	8,761
Operating expenses:
General and administrative	7,975	4,888
Salaries and wages	8,540	5,021
Depreciation and amortization	440	316
Total operating expenses	16,955	10,225
Operating income (loss)	4,353	(1,464)
Interest and other income (expense):
Interest income	3,657	1,738
Interest expense	(1,288)	(809)
Other (expense) income, net	(628)	(87)
Unrealized gain (loss) on foreign exchange	1,768	(2,754)
Total interest, other (expense) income, foreign exchange gain (loss)	3,509	(1,912)
Income (loss) before provision for income taxes	7,862	(3,376)
Provision for income taxes	3,320	127
Income (loss) from continuing operations	4,542	(3,503)
Income (loss) from discontinued operations, net of tax	95	(215)
Net income (loss)	4,637	(3,718)
Less: Net income attributable to the non-controlling interests	(1,464)	(268)
Net income (loss) attributable to Spectrum Group International, Inc.	$3,173	$(3,986)

Basic and diluted income (loss) per share:
Basic - continuing operations	$0.09	$(0.12)
Basic - discontinued operations	$—	$(0.01)
Diluted - continuing operations	$0.09	$(0.12)
Diluted - discontinued operations	$—	$(0.01)
Basic - attributable to Spectrum Group International, Inc.	$0.10	$(0.12)
Diluted - attributable to Spectrum Group International, Inc.	$0.10	$(0.12)

Weighted average shares outstanding
Basic	32,638	32,333
Diluted	32,935	32,333

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(2)
The 2010 Consolidated Statement of Operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to the Company's reported net income. See Note 1 of the Notes to Consolidated Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(in thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2011	32,537	$325	$241,917	$9,867	$(160,838)	$91,271	$12,352	$103,623
Comprehensive income
Net Income	—	—	—	—	3,173	3,173	1,464	4,637
Change in cumulative foreign currency translation adjustment	—	—	—	(2,319)	—	(2,319)	—	(2,319)
Comprehensive income	—	—	—	—	—	854	1,464	2,318
Share based compensation	—	—	148	—	—	148	—	148
Issuance of common stock for restricted stock grants	101	1	(1)	—	—	—	—	—
Final distribution to Winter's Game Bullion non-controlling interest	—	—	—	—	—	—	(6)	(6)
Balance, September 30, 2011	32,638	$326	$242,064	$7,548	$(157,665)	$92,273	$13,810	$106,083

See accompanying notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2011 (1)	September 30, 2010 (1)

Cash flows from operating activities:
Net income (loss)	$4,637	$(3,718)
(Income) loss from discontinued operations, net of tax	(95)	215
Income (loss) from continuing operations	4,542	(3,503)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	(1,768)	2,754
Depreciation and amortization	440	316
Provision for bad debts	501	32
Provision for inventory reserve	26	92
Share based compensation	148	116
Changes in assets and liabilities:
Receivables and secured loans	(115,552)	(33,296)
Accounts receivable and consignor advances	(14,886)	(3,825)
Inventory	20,917	(25,798)
Prepaid expenses and other assets	(1,472)	(1,364)
Liabilities on borrowed metals	10,688	8,007
Accounts payable, accrued expenses and other liabilities	152,995	16,126
Income taxes receivable/payable	2,529	(86)
Deferred taxes and other long-term tax liabilities	139	35
Accrued litigation settlement	(755)	(2,697)
Net cash provided by (used in) operating activities — continuing operations	58,492	(43,091)
Net cash provided by (used in) operating activities — discontinued operations	—	—
Net cash provided by (used in) operating activities	58,492	(43,091)
Cash flows from investing activities:
Capital expenditures for property and equipment	(867)	(164)
Change in restricted cash	543	—
Purchases/sales of marketable securities	(991)	6,798
Net cash (used in) provided by investing activities — continuing operations	(1,315)	6,634
Net cash (used in) provided by investing activities — discontinued operations	—	—
Net cash (used in) provided by investing activities	(1,315)	6,634
Cash flows from financing activities:
(Repayments) borrowings under lines of credit, net	(18,697)	43,300
(Repayments) borrowings on notes payable	(34)	—
Distributions paid to non-controlling interest	(6)	—
Dividends paid to non-controlling interest	—	(2,500)
Net cash (used in) provided by financing activities	(18,737)	40,800
Effects of exchange rate changes on cash	(179)	935
Net increase in cash and cash equivalents	38,261	5,278
Cash and cash equivalents, beginning of period	24,181	22,320
Cash and cash equivalents, end of period	$62,442	$27,598
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$1,224	$626
Income taxes	$751	$248

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income, and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2011 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2011 Annual Report.
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

Restricted Cash

During the fourth quarter of 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1,121,000 of cash in escrow consisting of $768,000 for building improvements and a leasing reserve totaling $353,000. As of September 30, 2011 the Company had remaining restricted cash of $578,000 consisting of $225,000 for building improvements and $353,000 for leasing reserve. The Company had spent $543,000 of the restricted cash for building improvements during the first quarter ended September 30, 2011.

Discontinued Operations

Greg Martin Auctions, Inc.
Through January 2011, the Company's wholly owned subsidiary, GMA, operated as an auction house offering antique guns, and armor. On December 1, 2010, the Company executed an agreement to sell certain assets of GMA to a third party for $325,000. The transaction closed on January 31, 2011.
GMA generated revenue totaling $0 for the three months ended September 30, 2011 and $407,000 for the three months ended September 30, 2010.
Correction of an Error

Correction of Errors in the Consolidated Statements of Operations

During the quarter ended June 30, 2011, management of the Company identified two errors related to the Collectibles business. Specifically, the Company identified an over-elimination of the sale of its owned goods through its auction houses. Further, the Company identified certain sales transactions that qualified for like kind exchange accounting pursuant to the Revenues Topic 605 of the ASC.
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
The impact of the identified adjustments was limited to the consolidated statement of operations and did not impact operating loss, and net loss and net loss per share attributable to Spectrum Group International, Inc. Accordingly, the Company will not amend its previously filed September 30, 2010 (first quarter of fiscal year 2011) report filed on Form 10-Q. The adjustment to the first quarter of fiscal 2011 resulted in a net increase in Collectibles sales of inventory and an equal net increase in Collectibles cost of sales of inventory of $3.0 million.
The following table presents the nature and extent of such correction and revenue and cost of sales adjustments to the Company's Consolidated Statement of Operations for the quarter ended September 30, 2010:

	Three Months ended September 30, 2010
in thousands	As Originally Reported (1)	Adjustment (2)	As Corrected
Revenue:
Sales of precious metals	$1,450,854	$—	$1,450,854
Collectibles revenue
Sales of inventory	41,673	2,984	44,657
Auction services	3,351	—	3,351
Total revenue	1,495,878	2,984	1,498,862
Cost of sales:
Cost of precious metals sold	1,447,202	—	1,447,202
Cost of collectibles sold	39,433	2,984	42,417
Auction services expense	482	—	482
Total cost of sales	1,487,117	2,984	1,490,101
Gross profit	8,761	—	8,761
Operating expenses:
General and administrative:	4,888	—	4,888
Salaries and wages	5,021	—	5,021
Depreciation and amortization	316	—	316
Total operating expenses	10,225	—	10,225
Operating (loss)	(1,464)	—	(1,464)
Interest and other income (loss):
Interest income	1,738	—	1,738
Interest expense	(809)	—	(809)
Other income, net	(87)	—	(87)
Unrealized gain on foreign exchange	(2,754)	—	(2,754)
Interest and other (loss)	(1,912)	—	(1,912)
(Loss) from continuing operations	(3,376)	—	(3,376)
Provision for taxes on continuing operations	127	—	127
(Loss) from continuing operations	(3,503)	—	(3,503)
Loss from discontinued operations, net of tax	(215)	—	(215)
Net (loss)	(3,718)	—	(3,718)
Less: Net income attributable to non-controlling interest	(268)	—	(268)
Net (loss) attributable to Spectrum Group International, Inc.	$(3,986)	$—	$(3,986)

(1)	Adjusted to reflect Greg Martin Auctions, Inc. as discontinued operations.

(2)	Over-elimination of Company owned goods through its auction houses of $3.4 million and the reduction of sales qualifying for like-kind exchange accounting of $0.4 million.

Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 57% of the Company's outstanding common stock at September 30, 2011. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

Collectibles Segment

The Company's collectibles business operates as an integrated network of global companies concentrating on numismatic (coins and currencies) and philatelic (stamps) materials, rare and fine vintage wines. Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions, and engages in retail sales.
European Operations

The European Operations (the “European Operations”) of the Company comprise nine European companies, each of which is wholly-owned by the Company. The European Operations are primarily engaged in the sale of philatelic materials by auction.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the three months ended September 30, 2011. See Note 2 to the Company's consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.

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
See Management's Discussion and Analysis to this Form 10-Q for discussion of the impact resulting from this change.
Comprehensive Income (Loss)
The components of our comprehensive income (loss) for the three months ended September 30, 2011 and 2010 include net income, adjustments to stockholders’ equity for the foreign currency translation adjustments, primarily. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.
The following is our comprehensive income (loss) with the respective tax impacts for the three month periods ending September 30, 2011 and 2010:

	Three Months Ended	Three Months Ended
in thousands	September 30, 2011	September 30, 2010

Net income (loss)	$4,637	$(3,718)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment gain (loss)	(2,319)	3,994
Other comprehensive income (loss)	(2,319)	3,994
Subtotal	2,318	276
Less: Total comprehensive income attributable to non-controlling interests	(1,464)	(269)
Total comprehensive income attributable to Spectrum Group International, Inc.	$854	$7

Foreign Currency Translation Gains (Losses)
The consolidated financial position and results of operations of the Company’s foreign subsidiaries are determined using local currencies as the functional currencies. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Statements of operations accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period-to-period are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains and losses resulting from other foreign currency transactions are included in Interest and Other Income (Expense) in the Consolidated Statement of Operations.
For the three months ended September 30, 2011 and 2010, the Company recognized unrealized gains (losses) of $1.8 million and $(2.8) million, respectively, on foreign exchange in the consolidated statements of operations mainly in connection with the translation adjustments of Euro denominated loans totaling $30.9 million and $28.6 million at September 30, 2011 and 2010, owed by SGI to certain of its subsidiaries included in its European Operations.
Income Taxes
The Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's condensed consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The accrued liability relating to unrecognized tax benefits of $7.6 million is presented in the Condensed Consolidated Balance Sheet within deferred and other long-term tax liabilities.
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

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the three months ended September 30, 2011, the Company excluded options to purchase 174,750 shares of common stock and 37,500 stock appreciation rights (“SARS”) where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the three months ended September 30, 2010, the Company excluded options to purchase 557,625 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at September 30, 2011 and 2010.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended	Three Months Ended
in thousands	September 30, 2011	September 30, 2010

Basic weighted average shares outstanding (1)	32,638	32,333
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	297	—
Diluted weighted average shares outstanding	32,935	32,333

(1)	Basic weighted average shares outstanding includes the effect of vested but unissued restricted stock grants.
Recent Accounting Pronouncements

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other, which discusses the new Qualitative Assessment Option for testing goodwill impairment. Under this update, the Company may first assess qualitative factors to determine whether if it is necessary to perform the two-step goodwill impairment test. If the assessment resulted in more than 50% likely that the fair value of a reporting units is less than the carrying amount, then the Company must continue to apply the two-step impairment test. If the fair value exceeds the carrying amount, then neither of the two steps in the current goodwill impairment test is required. This new option is available to the Company for early adoption in the third quarter of fiscal year 2012.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement, which discusses the change in wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment aims to clarify the board's intent about the application of existing fair value measurement and disclosure requirements. In addition, this amendment changes a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income, the objective of which is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, requiring that all non-owner changes in stockholder's equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

2. DISCONTINUED OPERATIONS

On December 1, 2010 the Company executed an agreement to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA") for $325,000. The Company recorded an expense of $262,570 to write the net assets down to their net realizable value at December 31, 2010. The transaction closed on January 31, 2011. In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of GMA are now presented as discontinued operations for all periods presented in the consolidated financial statements. Below is the presentation of the GMA assets and liabilities as of September 30, 2011 and June 30, 2011.

Assets and liabilities of GMA discontinued operations:

In thousands	September 30, 2011	June 30, 2011
Assets

Current assets:
Accounts receivable and consignor advances, net	$—	$—
Inventory, net	28	28
Prepaid expenses and other assets	—	200
Total current assets	28	228

Property and equipment, net	—	—
Other purchased intangibles, net	—	—
Other assets	10	10
Total assets	$38	$238

Liabilities
Accounts payable, customer deposits and consignor payables	$21	$23
Accrued expenses and other current liabilities	—	—
Total liabilities	$21	$23

The following results of operations of GMA have been presented as discontinued operations in the Consolidated Statements of Operation. In July 2011, the Company received $255,000 from GMA's buyer to finalize the transaction. As a result of finalizing this transaction, GMA recognized a gain of $55,000. During the first quarter ended September 30, 2011, GMA also collected $40,000 of receivables that were originally deemed uncollectable.

Operating results of GMA discontinued operations are as follows:

	Three Months Ended
In thousands	September 30, 2011	September 30, 2010
Revenues	$—	$407

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, excluding taxes and gain on sales of assets	$95	$(215)
Benefit for income taxes	—	—
Income (loss) from discontinued operations:	$95	$(215)

3.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the three months ended September 30, 2011 and 2010 are listed below:

	Three Months Ended		Three Months Ended
	September 30, 2011		September 30, 2010

in thousands	Amount	Percent	Amount	Percent
Total Trading segment revenue	$2,190,586	100.0%	$1,450,854	100.0%
Trading segment customer concentrations
Customer A	$404,306	18.5%	$477,876	32.9%
Customer B	379,544	17.3	73,981	5.1
Customer C	24,678	1.1	223,983	15.4
Total	$808,528	36.9%	$775,840	53.4%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $41.7 million and $32.9 million of secured loans, as of September 30, 2011 and June 30, 2011, respectively, are listed below:

	September 30, 2011		June 30, 2011

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$97,353	100.0%	$58,287	100.0%
Trading segment customer concentrations
Customer A	$78,968	81.1%	$10,368	17.8%
Customer B	7	—	9,300	16.0
Total	$78,975	81.1%	$19,668	33.8%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of September 30, 2011 and June 30, 2011, respectively, are listed below:

	September 30, 2011		June 30, 2011

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$41,689	100.0%	$32,888	100.0%
Trading segment customer concentrations
Customer A	$8,039	19.3%	$6,789	20.6%
Customer B	6,664	16.0	6,295	19.1
Customer C	4,500	10.8	2,650	8.1
Total	$19,203	46.1%	$15,734	47.8%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company. For the three months ended September 30, 2011 and 2010 and as of September 30, 2011 and June 30, 2011, the Collectibles segment had no reportable concentrations.

4.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of September 30, 2011 and June 30, 2011:

in thousands	September 30, 2011	June 30, 2011

Customer trade receivables	$84,009	$14,679
Wholesale trade advances	13,154	19,369
Secured loans	41,689	32,888
Due from brokers and other	190	24,239
Subtotal	139,042	91,175
Less: allowance for doubtful accounts	(102)	(102)
Subtotal	138,940	91,073
Derivative assets — open purchase and sales commitments	—	—
Derivative assets — futures contracts	58,421	2,822
Derivative assets — forward contracts	12,086	—
Receivables and secured loans, net — trading operations	$209,447	$93,895
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of September 30, 2011 and June 30, 2011, the loans carried an average effective interest rate of 8.9% and 8.8%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of September 30, 2011 and June 30, 2011:

in thousands	September 30, 2011	June 30, 2011

Auction and trade	$43,139	$29,310
Due from brokers	974	741
Subtotal	44,113	30,051
Less: allowance for doubtful accounts	(881)	(404)
Accounts receivable and consignor advances, net — collectibles operations	$43,232	$29,647
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2011 and June 30, 2011 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments as of September 30, 2011 and June 30, 2011 are as follows:

in thousands	September 30, 2011	June 30, 2011

Beginning balance	$(506)	$(485)
Provision for losses	(501)	(22)
Charge-offs to reserve	3	69
Foreign currency exchange rate changes	21	(68)
Ending balance	$(983)	$(506)

5.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of September 30, 2011 and June 30, 2011 totaled $1.0 million and $0.4 million, respectively. For the three months ended September 30, 2011 and 2010, the unrealized gains (loss) resulting from the difference between market value and cost of physical inventories totaled $(2.7) million and $10.9 million, respectively. These unrealized gains are included as a reduction of the cost of products sold in the accompanying consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $22.1 million as of September 30, 2011 and $11.4 million as of June 30, 2011. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 10).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2011 and June 30, 2011 totaled $38.0 million and $37.7 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of September 30, 2011 and June 30, 2011 consisted of the following:

in thousands	September 30, 2011	June 30, 2011

Trading segment inventory	$132,863	$157,631
Less: provision for loss	—	—
Trading, net	$132,863	$157,631
Collectibles segment inventory	$33,146	$29,353
Less: provision for loss	(890)	(873)
Collectibles, net	$32,256	$28,480
Total inventory, gross	$166,009	$186,984
Less: provision for loss	(890)	(873)
Net inventory	$165,119	$186,111
Activity in the allowance for inventory loss reserves for the three months ended September 30, 2011 are as follows:

in thousands	September 30, 2011

Beginning balance	$(873)
Provision for loss	(26)
Charge-offs to reserve	—
Foreign currency exchange rate changes	9
Ending balance	$(890)

6. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The changes in the carrying values of goodwill by business segments for the three months ended September 30, 2011 are described below:

in thousands	Trading	Collectibles	Total
Balance as of June 30, 2011
Goodwill	$4,884	$6,405	$11,289
Accumulated impairment losses	—	(4,263)	(4,263)
	4,884	2,142	7,026
Adjustment to goodwill due to foreign currency exchange rate changes	—	(10)	(10)
Balance as of September 30, 2011
Goodwill	4,884	6,395	11,279
Accumulated impairment losses	—	(4,263)	(4,263)
	$4,884	$2,132	$7,016
Cumulative goodwill impairment totaled $4.3 million as of September 30, 2011 and June 30, 2011. Please see note below regarding increases in goodwill related to the acquisition of Stack's, LLC. Additional increases in goodwill were related to foreign currency translation adjustments within our European operations.
Other Purchased Intangible Assets
The carrying value of other purchased intangibles as of September 30, 2011 and June 30, 2011 is as described below:

		September 30, 2011				June 30, 2011

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,575	$—	$(798)	$2,777	$3,575	$—	$(798)	$2,777
Customer lists	5 - 15	9,205	(3,545)	(419)	5,241	9,205	(3,366)	(419)	5,420
Non-compete and other	4	2,321	(2,278)	—	43	2,321	(2,278)	—	43
Purchased intangibles subject to amortization		11,526	(5,823)	(419)	5,284	11,526	(5,644)	(419)	5,463
		$15,101	$(5,823)	$(1,217)	$8,061	$15,101	$(5,644)	$(1,217)	$8,240

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for three months ended September 30, 2011 and 2010 were $0.2 million, and $0.1 million, respectively. On November 23, 2010, Bowers and Merena Auctions, LLC ("B&M") purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists.
On January 3, 2011, B&M, entered into two separate Contribution and Assumption Agreements (collectively, the “Contribution Agreements”) with Stack's-Bowers Numismatics, LLC ("LLC"), a Delaware limited liability company, and Stack's, LLC ("Stack's"), a Delaware limited liability company (See Note 20). The results of operations of the LLC have been included in SGI's consolidated statement of operations for the three months ended September 30, 2011.

The following below discloses the identified intangible assets and goodwill recorded in fiscal 2011 related to the acquisition (in thousands):

Identifiable assets
Customer relationship	$1,569
Trade name - indefinite life	1,439
Favorable lease asset	32
Total fair value of identified intangibles	$3,040

Goodwill	$1,072

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Period ending September 30, 2011:
2012 (remaining 9 months)	$709
2013	852
2014	696
2015	581
2016	532
Thereafter	1,914
Total	$5,284

7.	ACCOUNTS PAYABLE, CUSTOMER DEPOSITS AND CONSIGNOR PAYABLES
Accounts payable, customer deposits and consignor payables consists of the following:

in thousands	September 30, 2011	June 30, 2011

Trade payable to customers and other accounts payable	$65,625	$19,198
Advances from customers	47,615	25,492
Net liability on margin accounts	22,781	28,886
Due to brokers	24,375	—
Other accounts payable	938	330
Derivative liabilities — open purchases and sales commitments	78,711	7,897
Derivative liabilities — forward contracts	—	2,064
	$240,045	$83,867

8.	INCOME TAXES

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

Income tax provision on continuing operations for the three months ended September 30, 2011 and 2010 consists of expense of $667,000 and $27,000 on earnings in tax jurisdictions outside the U.S. and a $2.6 million and $100,000 related to U.S. federal and state jurisdictions respectively. Our effective rate was 41.78% and 3.54% for the three months ended September 30, 2011 and 2010 respectively.

The Company records a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount which is believed more likely than not to be realized. When the Company establishes or reduces the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $8.6 million and $12.7 million as of September 30, 2011 and 2010 respectively.

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

As of September 30, 2011, the Company had $27.0 million of unrecognized tax benefits and $1.0 million relating to interest and penalties. Of the total unrecognized tax benefits, $27.0 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $103,000 and $72,000 during the three months ended September 30, 2011 and 2010. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next nine months; however the Company is unable to predict the outcome at this time.

9.	FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $163.0 million including a facility for letters of credit up to a maximum of $163.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.23% and 0.19% as of September 30, 2011 and June 30, 2011, respectively. Borrowings are due on demand and totaled $109.5 million and $129.5 million for lines of credit and $7.0 million and $7.0 million for letters of credit at September 30, 2011 and at June 30, 2011, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $46.0 million and $23.5 million at September 30, 2011 and June 30, 2011 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of September 30, 2011 were $39.5 million and $71.7 million , respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $22.1 million and $11.4 million as of September 30, 2011 and June 30, 2011, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $7.0 million and $7.0 million as of September 30, 2011 and June 30, 2011, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $1.1 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively.

In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), B&M, and Teletrade, Inc. ("Teletrade"), entered into a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (4.75% as of September 30, 2011, which is subject to change), plus a margin. As of September 30, 2011 and June 30, 2011 borrowings are due on demand and totaled $5.5 million and $4.0 million, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $20.0 million with respect to this lender. As of September 30, 2011, the total amount borrowed with this lender was $20.0 million, which consisted of $14.5 million by A-Mark and $5.5 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of September 30, 2011 were $0. As of June 30, 2011 the total amount borrowed with this lender was $16.0 million, which consisted of $4.0 million by SNI and $12.0 million by A-Mark.

Interest expense related to SNI's borrowing arrangements totaled $57,000 and $36,000 for the three months ended September 30, 2011 and 2010, respectively.

On November 23, 2010, Bowers and Merena Auctions, LLC ("B&M") purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists (Note 6) with a corresponding increase to note payable of $0.3 million. The loan bears interest at the rate of 6.0% per annum. The loan matures on December 31, 2015, at which time the then outstanding principal balance of the loan and accrued interest is due and payable in full. As of September 30, 2011 the outstanding principal balance was $0.3 million, and interest expense was $4,600 for the three months ended September 30, 2011.
On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.250 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.524 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of September 30, 2011 the outstanding principal balance was $6.5 million, and interest expense was $0.1 million for the three months ended September 30, 2011.
The following table represents future obligations pertaining to the payments on the McGaw note.

For the years ended June 30:
in thousands
2012 (remaining 9 months)	$96
2013	134
2014	142
2015	6,102
Total	$6,474
Stack's-Bowers Numismatics, LLC has a Revolving Credit Facility with its related party. This Revolving Credit Facility entitled Stack's-Bowers Numismatics, LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of September 30, 2011, Stack's-Bowers Numismatics, LLC had borrowed $1.2 million and incurred interest expense of $16,000 for the three months ended September 30, 2011.

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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 4 and 7). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three months ended September 30, 2011 were $(29.2) million and $(1.0) million, respectively and for the three months ended September 30, 2010 were $(3.4) million and $(1.4) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at September 30, 2011 and at June 30, 2011:

in thousands	September 30, 2011	June 30, 2011
Trading Inventory, net	$132,863	$157,631
Less unhedgable inventory:
Inventory Reserve	—	—
Premium on metals position	(978)	(444)
Subtotal	131,885	157,187
Commitments at market:
Open inventory purchase commitments	413,553	490,814
Open inventory sale commitments	(165,151)	(214,371)
Margin sale commitments	(63,926)	(65,094)
Premiums on open commitment positions	1,664	1,257
Inventory borrowed from suppliers	(22,072)	(11,384)
Advances on industrial metals	2,466	1,465
Inventory subject to price risk	298,419	359,874
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	96,202	123,654
Precious metals futures contracts at market values	203,646	237,333
Total market value of derivative financial instruments	299,848	360,987
Net inventory subject to price risk	$(1,429)	$(1,113)

in thousands	September 30, 2011	June 30, 2011
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(1,429)	$(1,113)
Open inventory sale commitments with affiliates	(104)	(17)
Open inventory purchase commitments with affiliates	2,164	1,127
Net inventory subject to price risk, A-Mark stand-alone basis	$631	$(3)
At September 30, 2011 and June 30, 2011, the Company had outstanding purchase commitments of $413.6 million and $490.8 million, respectively, and outstanding sale commitments of $(165.2) million and $(214.4) million, respectively, arising in the normal course of business; purchase commitments related to open forward contracts totaling $96.2 million and $123.7 million, respectively; and purchase and sale commitments related to open futures contracts totaling $203.6 million and $237.3 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
At September 30, 2011, the net inventory subject to price risk of A-Mark on a stand-alone basis totaled $0.6 million, which equates to three lots gold and one lot of silver.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2011 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2011, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

11.	NON-CONTROLLING INTERESTS

On March 28, 2008, A-Mark entered into a Joint Venture Limited Liability Company Agreement (“JV Agreement”) with a third party marketing company and contributed $450,000 for a 50% ownership in the joint venture named Winter Games Bullion Ventures, LLC (“WGBV”), which was formed on March 28, 2008. The purpose of the joint venture was solely to purchase, market, distribute and sell 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. The term of the JV Agreement was through June 30, 2011, unless extended by mutual agreement of the members or sooner terminated, as defined in the JV Agreement. In May 2010, the parties agreed to a partial distribution totaling $2.6 million, of which $1.3 million was distributed to the non-controlling interest. On May 11, 2011, the parties agreed to fully dissolve WGBV with the remaining $10,000 undistributed to cover residual expenses and remained with A-Mark. During the three months-ended September 30, 2011, WGBV was devolved and the remaining cash of $10,000, after paying $1,979 in taxes was distributed to each of the partners.

The Company has determined that WGBV is a variable interest entity (VIE) and that A-Mark is the primary beneficiary. In determining that A-Mark is the primary beneficiary, the Company evaluated qualitative considerations of the VIE, including, among other things, its capital structure, terms of contracts between A-Mark and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE. Based on this evaluation, the Company determined A-Mark is the primary beneficiary because it has a controlling financial interest. In accordance with ASC 810 Consolidation, A-Mark has consolidated the financial position of WGBV as of September 30, 2011, and June 30, 2011, and the results of its operations for the three months ended September 30, 2011 and 2010 in these consolidated financial statements.

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

The Company's consolidated balance sheet includes the following non-controlling interests as of September 30, 2011 and June 30, 2011:

in thousands	September 30, 2011	June 30, 2011

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$9,600	$8,820
Stack's-Bowers Numismatics, LLC	4,210	3,527
Winter Games Bullion Ventures, LLC 50% interest	—	5
Total	$13,810	$12,352
The Company's consolidated statement of operations for the three months ended September 30, 2011 and 2010 included the following non-controlling interest in net income:

	Three Months Ended
in thousands	September 30, 2011	September 30, 2010

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$781	$268
Stack's-Bowers Numismatics, LLC	683	—
Winter Games Bullion Ventures, LLC 50% interest	—	—
Total	$1,464	$268

12. COMMITMENTS AND CONTINGENCIES
Refer to Note 16 to the Notes to Consolidated Financial Statements in the 2011 Annual Report for information relating to minimum rental commitments under operating leases, consulting and employment contracts, and other commitments.

13. LITIGATION
Certain legal proceedings in which the Company is involved are discussed in Part I, Item 3 of the Company's 2011 Annual Report on Form 10-K, and in Note 16 to the Notes to the Consolidated Financial Statements in its 2011 Annual Report. There have been no material changes except as previously disclosed and except for the matter disclosed under subsequent events in Note 19 to the condensed consolidated financial statements.

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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At September 30, 2011, there were 240,702 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the three months ended September 30, 2011 and 2010, the Company recorded $24,000 and $0 expense in the Consolidated Statement of Operations related to the vesting of previously issued employee stock options. The Company made no grants during the three months ended September 30, 2011 and 2010.
The following table summarizes the stock option activity for the three months ended September 30, 2011:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2011	647,625	$5.37	$64	$1.58
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Cancellations, expirations and forfeitures	—	—	—	—
Forfeited	—	—	—	—
Outstanding at September 30, 2011	647,625	$5.37	$64	1.58
Shares exercisable at September 30, 2011	597,625	$5.61	$64	$1.54

Following is a summary of the status of stock options outstanding at September 30, 2011:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	474,875	3.24	$2.35	424,875	$2.33
5.01	10.00	7,750	2.10	8.97	7,750	8.97
10.01	15.00	165,000	2.51	13.90	165,000	13.90
		647,625	3.04	5.37	597,625	5.61
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the three months ended September 30, 2011 and 2010, the Company granted 53,148 and 344,056 restricted shares at a weighted average issuance price of $2.86 and $1.89, respectively. Such shares generally vest after 2 year from the date of grant. Total compensation expense recorded for restricted shares for the three months ended September 30, 2011 and 2010 was $0.1 million and $0.1 million respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $0.6 million.
The following table summarizes the restricted stock grant activity for the three months ended September 30, 2011:

	Shares	Weighted Average share price at grant date
Outstanding at June 30, 2011	605,946	$2.05
Shares granted	53,148	2.86
Shares issued	(100,946)	2.04
Shares forfeited	—	—
Shares withheld for employee taxes	—	—
Outstanding at September 30, 2011	558,148	2.13
Vested but unissued at September 30, 2011	—	—
Stock Appreciation Rights.
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of September 30, 2011 and as of June 30, 2011, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At September 30, 2011 and at June 30, 2011, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three months ended September 30, 2011 and 2010, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
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
The Company's operations are organized under two business segments - Trading and Collectibles. See Note 18 on the Company's 2011 Annual Report on Form 10-K for additional information about reportable segments.

	Three Months Ended	Three Months Ended
in thousands	September 30, 2011	September 30, 2010

		(as restated)
Revenue:
Trading	$2,190,586	$1,450,854
Collectibles:
Coins	67,277	46,794
Stamps	3,692	648
Wine	1,228	566
Total Collectibles	72,197	48,008
Total revenue	$2,262,783	$1,498,862

in thousands	Three Months Ended	Three Months Ended
Revenue by geographic region:	September 30, 2011	September 30, 2010
United States	$2,168,384	$1,469,089
Asia Pacific	(51)	32
Europe	94,450	29,741
Total revenue	$2,262,783	$1,498,862

in thousands	Three Months Ended	Three Months Ended
Operating income (loss):	September 30, 2011	September 30, 2010
Trading	$4,558	$1,125
Collectibles	2,734	(579)
Corporate expenses	(2,939)	(2,010)
Operating income (loss)	$4,353	$(1,464)

in thousands	Three Months Ended	Three Months Ended
Depreciation and amortization:	September 30, 2011	September 30, 2010
Trading	$173	$161
Collectibles	248	149
Corporate	19	6
Deprecation and amortization	$440	$316

in thousands	September 30, 2011	June 30, 2011
Inventories by segment/geographic region:
Trading:
United States	$132,863	$157,631
Total Trading	132,863	157,631
Collectibles:
United States	31,160	27,846
Europe	984	580
Asia	112	54
Total Collectibles	32,256	28,480
Total inventories	$165,119	$186,111

in thousands	September 30, 2011	June 30, 2011
Total assets by segment/geographic region:
Trading:
United States	$313,926	$271,019
Europe	2,252	68
Total Trading	316,178	271,087
Collectibles:
United States	154,233	69,561
Europe	29,432	17,042
Asia	2,242	2,028
Total Collectibles	185,907	88,631
Corporate and other	18,039	11,871
Discontinued Operations - United States	38	238
Total assets	$520,162	$371,827

in thousands	September 30, 2011	June 30, 2011
Total long term assets by segment/geographic region:
Trading:
United States	$9,713	$9,712
Europe	105	31
Total Trading	9,818	9,743
Collectibles:
United States	7,035	7,172
Europe	1,162	1,288
Asia	140	136
Total Collectibles	8,337	8,596
Corporate and other	12,029	11,928
Discontinued Operations - United States	10	10
Total long term assets of continuing operations	$30,194	$30,277

16. OTHER COMPREHENSIVE INCOME

The components of accumulated comprehensive income consists primarily of foreign currency translation gain (loss) and unrealized gain (loss) on marketable securities, net of tax. The foreign currency translation gain relates to the Company's investment in its European and Asian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. Foreign currency translation gains are offset by foreign currency translation losses on the condensed consolidated statements of operations. For the three months ended September 30, 2011 and 2010, the Company recognized unrealized gains (losses) of $1.8 million and $(2.8) million, respectively, on foreign exchange in the consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $30.9 million and $28.6 million at September 30, 2011 and 2010, owed by SGI to certain of its subsidiaries included in its European Operations.

As of September 30, 2011 and June 30, 2011, the components of accumulated other comprehensive income is as follows:

in thousands	September 30, 2011	June 30, 2011

Foreign currency translation gain	7,548	9,867
Accumulated other comprehensive income	$7,548	$9,867

17.	FAIR VALUE MEASUREMENTS
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

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and June 30, 2011, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2011
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$132,863	$—	$—	$132,863
Derivative assets — futures contracts	—	58,421	—	58,421
Derivative assets — forward contracts		12,086		12,086
Total assets valued at fair value:	$132,863	$70,507	$—	$203,370
Liabilities:
Liability on borrowed metals	$(22,072)	$—	$—	$(22,072)
Liability on margin accounts	(22,781)	—	—	(22,781)
Derivative liabilities — open sales and purchase commitments	—	(78,711)	—	(78,711)
Total liabilities valued at fair value	$(44,853)	$(78,711)	$—	$(123,564)

	June 30, 2011
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$157,631	$—	$—	$157,631
Derivative assets — future contracts	—	2,822	—	2,822
Total assets valued at fair value:	$157,631	$2,822	$—	$160,453
Liabilities:
Liability on borrowed metals	$(11,384)	$—	$—	$(11,384)
Liability on margin accounts	(28,886)	—	—	(28,886)
Derivative liabilities — open sales and purchase commitments	—	(7,897)	—	(7,897)
Derivative liabilities — forward contracts	—	(2,064)	—	(2,064)
Total liabilities valued at fair value:	$(40,270)	$(9,961)	$—	$(50,231)

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

Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company's assets related to the acquisition of Stack's (Note 20) measured at fair value on a non-recurring basis as of June 30, 2011, as there have been no changes as of September 30, 2011, aggregated by the level in the fair value hierarchy within which the measurements fall:

	June 30, 2011

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

18. SUBSEQUENT EVENTS
Until October 31, 2011, A-Mark maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). A-Mark used this account to enter into futures transactions to hedge the risk related to its positions with counterparties and physical inventories. At September 30, 2011, the amount of the equity position held with MFGI was $15.8 million, consisting of $20.8 million of margin in open futures contracts (See Note 4) offset by $5.0 million in amounts due to broker (see Note 7).
On October 31, 2011, the Securities Investor Protection Corporation (“SIPC”) commenced an action against MFGI which resulted in a liquidation proceeding under the SIPC Rules in the Bankruptcy Court.
Prior to the bankruptcy filing, A-Mark had transferred its open futures positions to another clearinghouse. However, approximately $20 million of equity (the “MFGI Equity”) in A-Mark's MFGI account (of which approximately $17 million represented margin), which ordinarily would have been transferred to the new account within approximately 48 hours after the transfer request, was effectively frozen by the pendency of the bankruptcy proceedings. A-Mark was required to re-margin its positions by transferring approximately $17 million in cash to the new firm.
Because MFGI was both a broker-dealer dealing in securities and an “FCM” - a futures commission merchant - both SIPA (Securities Investor Protection Act) and the Commodities Futures Trading Commission (“CFTC”) rules regarding the liquidation of a commodity broker registered with the CFTC as a futures commission merchant will apply. The federal bankruptcy code will also apply to the extent not inconsistent with SIPA.
The Company expects that it will receive claims notices within the next few weeks, with a final deadline to file proofs of claim of approximately six months from filing. SGI cannot anticipate when final payment will be made on claims since it is dependent on the trustee's investigation and the recovery of funds.
SGI remains in compliance with all banking covenants under the Trading Credit Facility and this event does not represent an event of default under its loan agreements.
There have been press reports of a possible shortfall in the segregated customer accounts at MFGI. The nature and amount of any shortfall is uncertain and, therefore, the impact that any such shortfall would have on the Company's claim in the Bankruptcy Court cannot be determined. Accordingly, the Company has not provided in its unaudited interim condensed consolidated financial statements an accrual for any loss that may be experienced by the Company upon the ultimate resolution of this matter.
The Company does not currently believe that its inability to access the MFGI Equity will have a material adverse impact on A-Mark's liquidity position.

19. RELATED PARTY
The Trading segment accrued $86,000 and $33,000 in royalty expenses for the three months ended September 30, 2011 and 2010, respectively.
From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase is made at auction and each consignment is entered into upon terms and conditions that are applicable to third parties. During the three months ended September 30, 2011, the Company's director officers and directors purchased from the Company $1.1 million in collectibles. The Company's officers and directors made no purchases during the three months ended September 30, 2010.

On June 17, 2011, the Company entered into an exclusive negotiating agreement with Afinsa, pursuant to which the Afinsa trustees have agreed to negotiate exclusively with the Company for the sale (or “buy-back”) of all or a portion of the common stock of the Company and the 20% A-Mark interest through November 15, 2011.
On June 27, 2011 the Company and Afinsa agreed to a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Kohler Auktionshaus GmbH and Heinrick Kohler Briefmarkenhandel will be acting as the auctioneer for the sale of the philatelic materials owned by Afinsa. During the three months ended September 30, 2011 Heinrich Kohler Auktionshaus GmbH and Heinrick Kohler Briefmarkenhandel earned $16,000 in auction commission from the auctioning of Afinas's philatelic materials.
Stack's-Bowers Numismatics, LLC has a Revolving Credit Facility with its related party. This Revolving Credit Facility entitled Stack's-Bowers Numismatics, LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be draw against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain cost as defined and must be repaid within forty five days following the auction close. As of September 30, 2011, Stack's-Bowers Numismatics, LLC had borrowed $1.2 million and incurred interest expense of $16,000 for the three months ended September 30, 2011.

20. BUSINESS COMBINATION

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

In connection with above transaction, the Company incurred $0.2 million relating to acquisition costs which consisted of legal and accounting fees. The fair value of the non-controlling interest at the date of acquisition was $3.5 million.

The following below discloses the allocation of the purchase price recorded in fiscal 2011 based on a the fair value of the assets acquired and liability assumed including the fair value of the identified intangible assets is as follows:

in thousands
Fair value of net assets contributed to LLC by Stack's	$6,373
Net book value of the net assets contributed to LLC by Stack's	2,342
Excess of fair value over the net book value of net assets	$4,031

Adjustment of tangible assets to fair market value	$(81)

Identifiable assets
Customer relationship	1,569
Trade name - indefinite life	1,439
Favorable lease asset	32
Total fair value of identified intangibles	3,040

Goodwill	1,072

Excess of fair value over the net book value of net assets	$4,031
In an acquisition accounted for using the purchase method, goodwill is recorded for the difference between the excess of the consideration transferred over identifiable assets acquired and liabilities assumed. The principal factors that resulted in recognition of goodwill was the synergies the Company expects to achieve from the potential revenue provided by the expanded market shares and a physical retail store located in New York. The goodwill recorded from this acquisition is expected to be deductible for tax.
The table below compares the results of operations for the three months ended September 30, 2011 to the pro-forma results of operations for the three months ended September 30, 2010. The pro-forma results of operations include the results of operations of Stack's to give the effect to the combination as if it had occurred on July 1, 2010 for the three months ended September 30, 2010.

In thousands	Three Months Ended
	September 30, 2011	September 30, 2010
		(Pro-forma)
Revenue	$2,262,783	$1,506,470
Net income (loss) attributable to Spectrum Group International, Inc.	$3,173	$(4,103)

Earnings (loss) per share from continuing operations attributable to Spectrum Group International, Inc.
Basic	$0.10	$(0.13)
Diluted	$0.10	$(0.13)

Weighted average shares outstanding
Basic	32,638	32,333
Diluted	32,935	32,333

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
The discussion in Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in Item 1A of our Annual Report on Form 10-K (the “2011Annual Report”), as filed by us with the Securities and Exchange Commission (the “SEC”), for the fiscal year ended June 30, 2011.
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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying consolidated statements of operations by comparing the results for the three months ended September 30, 2011.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of September 30, 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•
Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 1 to the accompanying condensed consolidated financial statements.

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying consolidated financial statements, if any.
Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. Our reporting segments are defined in Note 15 of the Notes to Condensed Consolidated Financial Statements. For the three months ended September 30, 2011, total revenue was $2.26 billion comprising of Trading segment revenue of $2.19 billion, or 96.8% of our total revenue and Collectibles segment revenue of $72.2 million or 3.2% of our total revenues. Total revenue for the three month period increased $763.9 million or 51.0% from $1.5 billion for the comparable period last fiscal year. This increase was driven by an increase in Trading revenue of $739.7 million and a $24.2 million or 50.4% increase in our Collectibles segment revenue. The increase in Trading segment revenue was attributable to an overall increase in metal ounces sold and an increase in average price per ounce for gold and silver for the current three months compared to the comparable three months. The increase in collectible segment revenue was driven a very successful summer auction auction calendar which generated higher aggregate sales versus the previous year.
Operating income for the three months ended September 30, 2011 increased $5.8 million to $4.4 million, from a $1.5 million loss in the prior period. General and administrative and salaries and wages expense increased $3.1 million to $8.0 million and $3.5 million to $8.5 million, respectively, for the three months ended September 30, 2011.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2011 and 2010
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2011 and 2010 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2011 (1)	revenue	2010 (1) (2)	revenue	(decrease)	(decrease)
Revenue	$2,262,783	100.0%	$1,498,862	100.0%	$763,921	51.0%
Gross profit	21,308	0.9	8,761	0.6	12,547	143.2
General and administrative expenses	7,975	0.4	4,888	0.3	3,087	63.2
Salaries and wages	8,540	0.4	5,021	0.3	3,519	70.1
Depreciation and amortization	440	—	316	—	124	39.2
Operating income (loss)	4,353	0.2	(1,464)	(0.1)	5,817	NM
Interest income	3,657	0.2	1,738	0.1	1,919	110.4
Interest expense	(1,288)	(0.1)	(809)	(0.1)	479	59.2
Other (expense) income, net	(628)	—	(87)	—	(541)	621.8
Unrealized gain (loss) on foreign exchange	1,768	0.1	(2,754)	(0.2)	4,522	NM
Income (loss) before provision for income taxes	7,862	0.3	(3,376)	(0.2)	11,238	NM
Provision for income taxes	3,320	0.1	127	—	3,193	2,514.2
Net income (loss) from continuing operations	4,542	0.2	(3,503)	(0.2)	8,045	NM
Income (loss) from discontinued operations, net of tax	95	—	(215)	—	310	(144.2)
Net income (loss)	4,637	0.2	(3,718)	(0.2)	8,355	NM
Less: Net income attributable to the non-controlling interests	(1,464)	(0.1)	(268)	—	(1,196)	446.3
Net income (loss) attributable to Spectrum Group International, Inc.	$3,173	0.1%	$(3,986)	(0.3)%	$7,159	NM

			Increase/	% of Increase/
	2011	2010	(decrease)	(decrease)
Basic and diluted income (loss) per share:
Basic - continuing operations	$0.09	$(0.12)	$0.21	NM
Basic - discontinued operations	$—	$(0.01)	$0.01	NM
Diluted - continuing operations	$0.09	$(0.12)	$0.21	NM
Diluted - discontinuing operations	$—	$(0.01)	$0.01	NM
Basic - attributable to Spectrum Group International, Inc.	$0.10	$(0.12)	$0.22	NM
Diluted - attributable to Spectrum Group International, Inc.	$0.10	$(0.12)	$0.22	NM

Weighted average shares outstanding
Basic	32,638	32,333
Diluted	32,935	32,333

NM - not meaningful

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(2)
The 2010 Consolidated Statement of Operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to the Company's reported net income. See Note 1 of the Notes to Consolidated Financial Statements.

Revenues and Gross Profit
Revenues for the three months ended September 30, 2011 increased $763.9 million, or 51.0%, to $2.263 billion from $1.499 billion in the comparable period last year. Our Collectible segment revenues increased $24.2 million or 50.4% for the three months ended September 30, 2011. Trading revenues increased $739.7 million, or 51.0% for the three months ended September 30, 2011. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the three months ended September 30, 2011 increased $12.5 million to $21.3 million from $8.8 million in the comparable period last year. An increase of $4.8 million in our Trading segment's gross profit contributed to the increase. In addition, the Collectibles segment's gross profit increased $7.7 million to $12.8 million from $5.1 million for the three months ended September 30, 2011 when compared to the three months ended September 30, 2010. Our gross profit margins increased to 0.9% for the three months ended September 30, 2011 from 0.6% for the comparable period last year. Our gross profit margins increased 0.1% in our Trading segment for the three months ended September 30, 2011. Gross profit margins increased 7.1% to 17.8% in our Collectibles segment for the three months ended September 30, 2011. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses increased $3.1 million, or 63.2%, to $8.0 million for the three months ended September 30, 2011 from $4.9 million in 2010. The increase is not attributable to any one factor but in general as we see increases in our trading, auction and wholesale businesses we see increases in general and administrative expenses for marketing, travel, and other expenses not directly attributable to the cost of goods sold.
Salaries and wages increased $3.5 million, or 70.1%, to $8.5 million for the three months ended September 30, 2011 when compared to the same period in 2010 . The increase in salaries and wages was primarily the result of increased headcount when compared to last year.
Depreciation and amortization expense increased $0.1 million or 39.2% to $0.4 million for the three months ended September 30, 2011 as a result of acquisitions of intangible assets and the purchase of the McGaw building.
Interest Income
Interest income increased by $1.9 million, or 110.4% to $3.6 million for the three months ended September 30, 2011 from $1.7 million for the same period in 2010. The increase was due to the Trading segment's increases in its financing and liquidity service business.
Interest Expense
Interest expense for the three months ended September 30, 2011 increased $0.5 million, or 59.2% to $1.3 million for the three months ended September 30, 2011 from $0.8 million for the same period in 2010. This was related primarily to the Trading segment's usage of its line of credit (the "Trading Facility") as well as our Collectibles line of credit (the "Collectibles Facility"). Both our Trading and Collectible segment utilize their lines of credit extensively for working capital requirements. For the three months ended September 30, 2011 our consolidated average debt balance was approximately $132.3 million, excluding the debt on the mortgage on the McGaw building totaling $6.5 million . The Company’s increase in interest expense was due primarily higher usage of its credit line as business volumes increased both within the Trading and Collectibles segments.
Net Other Expenses
Net other expenses for the three months ended September 30, 2011 increased by $0.54 million to $0.63 million from $0.1 million expense. Changes for the three month period were the result of various miscellaneous items.
Provision for Income Taxes
Our income tax expense (benefit) on continuing operations was approximately $3.3 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate for the three months ended September 30, 2011 and 2010 was approximately 41.78% and 3.54% , respectively.
The Company’s effective tax rate differs from the federal statutory rate due to state taxes, foreign tax rate differentials and changes in the valuation allowance for deferred tax assets.
Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Some of the Company’s net operating loss carry-forwards are set to expire beginning June 30, 2016, which may impact the Company’s effective tax rate in future periods. Our effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Non-controlling Interests
Net income attributable to non-controlling interests increased $1.20 million, or 446.3%, to $1.5 million for the three months ended September 30, 2011 from $0.3 million in 2010. The change was primarily due to higher 2010 profits in the Trading segment, which is 20%-owned by Auctentia.
Net Income
Net income attributable to Spectrum Group International, Inc. increased $7.2 million, or 179.6%, to $3.2 million for the three months ending September 30, 2011 from a net loss of $4.0 million for the same period in 2010. A factor contributing to the three month increase was strong first quarter results within our Trading and Collectibles segments. Impacting our results for the three months ended September 30, 2011, was a $1.8 million in unrealized gain on foreign currency translation adjustment. This non-cash unrealized foreign currency loss directly relates to the translation of intercompany loans between Spectrum Group International, Inc. and its wholly owned international subsidiaries from Euros to USD in the condensed consolidated financial statements.
Earnings per Share
For the three months period ended September 30, 2011, basic earnings per share increased $0.21 to $0.09 from $(0.12). For the three months period ending September 30, 2011, diluted earnings per share increased $0.22 to $0.10 from $(0.12)
The change in both basic and diluted earnings per share was primarily due to changes in net income for the company.
Trading Operations
The operating results of our Trading segment for the three months ended September 30, 2011 and 2010 are as follows:

		% of		% of	$	%
In thousands	2011	revenue	2010	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$2,190,586	100.0%	$1,450,854	100.0%	$739,732	51.0%
Gross profit	8,482	0.4	3,652	0.3	4,830	132.3
General and administrative expenses	1,078	—	900	0.1	178	19.8
Salaries and wages	2,673	0.1	1,466	0.1	1,207	82.3
Depreciation and amortization	173	—	161	—	12	7.5
Operating income	$4,558	0.2%	$1,125	0.1%	$3,433	305.2%

Trading Revenues
Our Trading segment revenues increased by $739.7 million, or 51.0%, to $2.191 billion for the three months ended September 30, 2011 from $1.451 billion in 2010. Our trading business experienced a decrease in the amount of ounces of gold sold during the current quarter versus the same quarter of the prior year. This decrease was offset by a large increase in ounces of silver sold during the same period. The decrease in ounces of gold sold negatively impacted revenues; however, the increase in the ounces of silver sold coupled with strong increases in average prices of gold and silver drove revenues higher for the three month period when compared to the same three month period in the prior year.
Gross Profit
Gross profit for the three months ended September 30, 2011 increased by $4.83 million or 132.3%, to $8.5 million in September 30, 2011 from $3.7 million in 2010. The increase was due primarily to robust silver demand coupled with supply constraint which resulted in higher silver product premiums in the current three month period when compared to the same period last year.  Gross profit from our finance activities increased during the three month period resulting in an increase in our storage fees related to the continued expansion of finance and liquidity services offered by our Trading business.  As our finance and liquidity service business increases, charges related to holding physical metals increases, impacting our cost of goods sold.  The interest income directly attributable to our finance and liquidity service business is shown in the Interest Income line on our Condensed Consolidated Statement of Operations. Interest income for the three months ended September 30, 2011 increased $1.9 million to $3.7 million from $1.7 million
General and Administrative Expenses
General and administrative expenses increased by $0.2 million to $1.1 million from $0.9 million for the three months ended September 30, 2011 when compared to 2010. There were no material items that contributed to this increase.
Salaries and Wages
Salaries and wages increased by $1.2 million, or 82.3% to $2.7 million from $1.5 million for the three months ended September 30, 2011. This was due primarily to higher levels of contractual performance based compensation expense recorded in the three month period ending when compared to the same period last year.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2011 was consistent with the prior year.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended September 30, 2011 and 2010 are as follows:

	2011 (1)		2010 (1)(2)		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$72,197	100.0%	$48,008	100%	$24,189	50.4%
Revenues by Collectible Type:
Philatelic	$3,692	5.1%	$648	1.3%	$3,044	469.8%
Numismatics	67,277	93.2	46,794	97.5	20,483	43.8
Wine	1,228	1.7	566	1.2	662	117.0
	$72,197	100.0%	$48,008	100.0%	$24,189	50.4%

(1)
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

Collectible Revenue
Our Collectible segment revenues increased by $24.2 million, or 50.4%, to $72.2 million for the three months ended September 30, 2011 from $48.0 million in 2010. Our collectibles group experienced strong revenue growth in both the Numismatics Wholesale and Coin and Wine auction houses for the three month period. The acquisition of Stack's positively impacted revenue for the quarter as we added an additional auction to calendar during the quarter. Attributable to the increase was strong demand and pricing for numismatic products and strong auction results for our coin and wine auctions in the current quarter. Overall revenues were positively impacted by approximately $3.6 million and $453,000 due to a change in when we recognize revenue in our wholesale business and our auction business, respectively (as discussed in more detail below).
Revenues were negatively impacted by a continued decline in our U.S. Philatelic auction business due to our contraction of this unit. During the second quarter of fiscal 2011 we decided to contract our U.S. Philatelic business by decreasing the number of auctions held in the United States. We also shifted the management of our U.S. Philatelic business to Europe where we have operational efficiencies and a stronger philatelic presence which should help our U.S. Philatelic operations going forward. We also exited the Militaria auction business as we have sold certain assets of GMA on January 18, 2011. All current and prior year amounts have been adjusted to reflect only continuing operations of our collectible business. For further discussion regarding the discontinued operations of GMA please see Note 2.
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
The operating results of our Collectibles segment for the three months ended September 30, 2011 and 2010 are as follows:

		% of		% of	$	%
in thousands	2011 (1)	revenue	2010 (1)(2)	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$72,197	100.0%	$48,008	100.0%	$24,189	50.4%
Gross profit	12,826	17.8	5,109	10.6	7,717	151.0
General and administrative expenses	5,235	7.3	2,744	5.7	2,491	90.8
Salaries and wages	4,609	6.4	2,795	5.8	1,814	64.9
Depreciation and amortization	248	0.3	149	0.3	99	66.4
Operating income (loss)	$2,734	3.8%	$(579)	(1.2)%	$3,313	(572.2)%

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(2)
The 2010 consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to the Company's reported net income. See further discussion at Note 1 to the consolidated financial statements.

Gross Profit
Gross profit for the three months ended September 30, 2011 increased by $7.7 million or 151.0%, to $12.8 million in September 30, 2011 from $5.1 million in 2010. The main drivers of the increase was due an increase in overall numismatic activity coupled with strong summer results within our coin, oversees stamp and wine auction businesses which are higher margin businesses than our wholesale business. Further positively impacting gross profits was the acquisition of Stack's, LLC.
Selling, General and Administrative Expense
General and administrative expenses increased by $2.5 million, or 90.8% to $5.2 million for the three months ended September 30, 2011 from $2.7 million in 2010. The increase is not attributable to any one factor but in general as we see increases in our auction and wholesale businesses we see increases in general and administrative expenses for marketing, travel, and other expenses not directly associated with the cost of running auctions or attributable to cost of goods sold.
Salaries and Wages
Salaries and wages increased by $1.8 million, or 64.9%, to $4.6 million from $2.8 million for the three months ended September 30, 2011. The primary reason for the increase was additional head count related to the acquisition of Stacks.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2011 increased by $99.0 thousand which was related increases in assets acquired from the acquisition of Stack's.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the three months ended September 30, 2011 and 2010:

in thousands	2011	2010
		(as adjusted)
Cash provided by (used in) operating activities — continuing operations	$58,492	$(43,091)
Cash provided by (used in) operating activities — discontinued operations	—	—
Cash provided by (used in) operating activities	$58,492	$(43,091)
Cash (used in) provided by investing activities — continuing operations	$(1,315)	$6,634
Cash (used in) provided by investing activities — discontinued operations	—	—
Cash (used in) provided by investing activities	(1,315)	6,634
Cash (used in) provided by financing activities	$(18,737)	$40,800
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities from continuing operations provided a source $58.5 million in cash for the three months ended September 30, 2011 versus a use of $43.1 million for the three months ended September 30, 2010. A primary source of cash in 2011 operating cash flows was the impact of $20.9 million, $10.7 million, $153.0 million and $2.5 million of inventory, liabilities on borrowed metals, accounts payable, accrued expenses and other liabilities, and income taxes payable/receivable. This was offset by uses of cash of $1.8 million, $115.6 million, $14.9 million, and $1.5 million of net unrealized gain (losses) on foreign currency, receivables and secured loans from our trading operations, accounts receivable and consignor advances from our collectibles operations, and prepaid expenses and other assets. Cash flows used in operations related to discontinued operations was $0.0 million for three months ended September 30, 2011. A primary source of cash in 2010 operating cash flows were the impact of $2.8 million and $16.1 million in a non-cash item related to unrealized losses from foreign currency and an increase in accounts payable, accrued expenses, and other liabilities. Liabilities from borrowed metals provided an additional source of cash of $8.0 million during the period compared. This was offset by increases in receivables and secured loans of $33.3 million, accounts receivables and consignor advances of $3.8 million, a decrease in litigation settlement of $2.7 million and net inventory purchases of $25.8 million for the three months ended September 30, 2010.
Our investing activities used cash in the three months ended September 30, 2011 of $1.3 million versus a source of cash of $6.6 million in the three months ended September 30, 2010. Primary uses of cash in the three months ended September 30, 2011 were $0.9 million and $1.0 million in capital expenditures for property and equipment for our new corporate headquarters and purchases of marketable securities, which were partially offset by an increase in restricted cash of $0.5 million. Our investing activities provided cash of in the three months ended September 30, 2010 of $6.6 million, which was primarily as a result of the maturity of short-term certificates of deposits and sale of marketable securities during the period of $6.8 million.
Our financing activities used $18.7 million in cash for the three months ended September 30, 2011 versus a source of cash of $40.8 million for the same period last fiscal year. The main contributing factor of the decrease was due to a cash net repayments to our line of credit in the amount of $18.7 million for the three months ended September 30, 2011 compared to net borrowings of $43.3 million in the three months ended September 30, 2010.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $163.0 million including a facility for letters of credit up to a maximum of $163.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.23% and 0.19% as of September 30, 2011 and June 30, 2011, respectively. Borrowings are due on demand and totaled $109.5 million and $129.5 million for lines of credit and $7.0 million and $7.0 million for letters of credit at September 30, 2011 and at June 30, 2011, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $46.0 million and $23.5 million at September 30, 2011 and June 30, 2010 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at September 30, 2011 were $39.5 million and $71.7 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $22.1 million and $11.4 million at September 30, 2011 and at June 30, 2011, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $7.0 million and $7.0 million at September 30, 2011 and at June 30, 2011, respectively.

The Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), Bowers and Merena Auctions, LLC ("Bowers"), and Teletrade, Inc. ("Teletrade"), has a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit

Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate (4.75% as of September 30, 2011, which is subject to change), plus a margin.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $15.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $20.0 million with respect to this lender. As of September 30, 2011, the total amount borrowed with this lender was $20.0 million, which consisted of $14.5 million by A-Mark and $5.5 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of September 30, 2011 were $0. As of June 30, 2010 the total amount borrowed was $16.0 million, $4.0 million by SNI and $12.0 million by A-Mark.

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

Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 4 and 7). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three months ended September 30, 2011 were $(29.2) million and $(1.0) million, respectively, and for the three months ended September 30, 2010 were $(3.4) million and $(1.4) million, respective.
At September 30, 2011 and June 30, 2011, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $413.6 million and $490.8 million and $165.2 million and $214.4 million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $96.2 million and $123.7 million and $203.6 million and $237.3 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2011 are scheduled to settle within 90 days.

We believe that our current cash and cash equivalents, marketable securities, Trading and Collectibles Credit Facilities, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Certain of the Company's foreign subsidiaries have nominal statutory restricted capital requirements. The Company's liquidity could be impacted by the potential adverse outcomes, if any, relating to its open contingent matters, including an ongoing Internal Revenue Service examination, a foreign tax inspection, certain litigation as described in Item 3: Legal Proceedings of the June 30, 2011 Report on Form 10-K filed on September 22, 2011, and the matter described herein in Note 18; Subsequent Events.

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended September 30, 2011, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2011. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting (as described in “Management's Report on Internal Control over Financial Reporting” in our 2011 annual report on Form 10-K).
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2011 Annual Report on Form 10-K, and in Note 16 to the Notes to Consolidated Financial Statements in our 2011 Annual Report, which are incorporated into this filing by reference. There have been no material developments in those legal proceedings since the date of our 2011 Annual Report, except for the matter disclosed under subsequent events in Note 19 to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2011 Annual Report, which are incorporated by reference into this filing, except as follows:
As more fully described in Note 18 to Notes to Condensed Consolidated Financial Statements, approximately $20 million of equity (the “MFGI Equity”) in our account at M.F. Global, Inc. (“MFGI”), of which approximately $17 million represented margin, has been effectively frozen by the pendency of MFGI's bankruptcy proceedings. We expect that we will receive claims notices within the next few weeks, with a final deadline to file proofs of claim of approximately six months from filing. We cannot anticipate when final payment will be made on claims since it is dependent on the trustee's investigation and the recovery of funds.
There have been press reports of a possible shortfall in the segregated customer accounts at MFGI. The nature and amount of any shortfall is uncertain and, therefore, the impact that any such shortfall would have on the Company's claim in the Bankruptcy Court cannot be determined. Accordingly, the Company has not provided in its unaudited interim condensed consolidated financial statements an accrual for any loss that may be experienced by the Company upon the ultimate resolution of this matter.
We do not believe that our inability to access the MFGI Equity will have a material adverse impact on A-Mark's liquidity position.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION.
None

ITEM 6. EXHIBITS.

Exhibit 31.1	Certification of Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification of Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Chief Executive Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Chief Financial Officer Certification Under Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 101.INS	XBRL Instance Document

Exhibit 101.SCH	XBRL Taxonomy Extension Calculation Schema Document

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 10, 2011	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	November 10, 2011
Gregory N. Roberts

/s/ Paul Soth	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	November 10, 2011
Paul Soth