Form 10-Q
period 2011-12-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2012-02-13
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 1-11988
SPECTRUM GROUP INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	22-2365834 (IRS Employer I.D. No.)
1063 McGaw, Suite 250
Irvine, CA 92614
(Address of Principal Executive Offices) (Zip Code)
(949) 748-4800
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

Number of shares outstanding of each of the issuer’s classes of common stock as of February 10, 2012 :
32,707,655 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended December 31, 2011

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31,	June 30,
	2011	2011 (1)

ASSETS
Current assets:
Cash and cash equivalents	$34,541	$24,181
Short-term investments and marketable securities	1,165	1,151
Receivables and secured loans, net — trading operations	185,962	93,895
Accounts receivable and consignor advances, net — collectibles operations	24,441	29,647
Inventory, net	149,026	186,111
Prepaid expenses and other assets	4,197	4,091
Deferred tax assets	2,246	2,246
Current assets of discontinued operations	—	228
Total current assets	401,578	341,550
Property and equipment, net	12,490	10,937
Goodwill	7,008	7,026
Other purchased intangibles, net	7,831	8,240
Restricted cash	528	1,121
Income tax receivables	2,637	2,637
Other assets	408	306
Non-current assets of discontinued operations	—	10

Total assets	$432,480	$371,827

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$149,811	$83,867
Liability on borrowed metals	21,923	11,384
Accrued expenses and other current liabilities	13,730	16,204
Accrued litigation settlement	75	755
Income taxes payable	3,994	2,460
Lines of credit	121,358	134,891
Debt obligations, current portion	150	146
Current liabilities of discontinued operations	—	23

Total current liabilities	311,041	249,730

Deferred and other long term tax liabilities	10,163	11,785
Debt obligations, net of current portion	6,633	6,689
Other long-term liabilities	54	—
Total liabilities	327,891	268,204

Commitments, contingencies and subsequent events
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 32,638 and 32,537 at December 31, 2011 and June 30, 2011, respectively	326	325
Additional paid-in capital	242,227	241,917
Accumulated other comprehensive income	7,330	9,867
Accumulated deficit	(158,660)	(160,838)

Total Spectrum Group International, Inc. stockholders’ equity	91,223	91,271
Non-controlling interest	13,366	12,352
Total stockholders’ equity	104,589	103,623
Total liabilities and stockholders’ equity	$432,480	$371,827

(1)	The condensed consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K.
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010 (1) (2)	December 31, 2011	December 31, 2010 (1) (2)
		(as restated)		(as restated)
Revenues:
Sales of precious metals	$2,090,527	$1,655,313	$4,281,113	$3,106,167
Collectibles revenues:
Sales of inventory	34,679	51,351	94,595	96,008
Auction services	4,801	7,686	17,082	11,037
Total revenue	2,130,007	1,714,350	4,392,790	3,213,212
Cost of sales:
Cost of precious metals sold	2,083,325	1,649,018	4,265,429	3,096,220
Cost of collectibles sold	34,261	48,181	90,704	90,598
Auction services expense	1,325	1,420	4,253	1,902
Total cost of sales	2,118,911	1,698,619	4,360,386	3,188,720
Gross profit	11,096	15,731	32,404	24,492
Operating expenses:
General and administrative	7,030	5,355	15,005	10,243
M.F. Global, Inc. loss provision	2,094	—	2,094	—
Salaries and wages	7,967	5,679	16,507	10,700
Depreciation and amortization	516	353	956	669
Total operating expenses	17,607	11,387	34,562	21,612
Operating income (loss)	(6,511)	4,344	(2,158)	2,880
Interest and other income (expense):
Interest income	3,312	2,341	6,969	4,079
Interest expense	(1,275)	(1,103)	(2,563)	(1,912)
Other income (expense), net	1,036	(364)	408	(451)
Unrealized gain (loss) on foreign exchange	1,525	678	3,293	(2,076)
Total interest, other (expense) income, foreign exchange gain (loss)	4,598	1,552	8,107	(360)
Income (loss) before provision for income taxes	(1,913)	5,896	5,949	2,520
Provision for income taxes (income tax benefit)	(475)	143	2,845	270
Income (loss) from continuing operations	(1,438)	5,753	3,104	2,250
Income (loss) from discontinued operations, net of tax	(1)	(652)	94	(867)
Net income (loss)	(1,439)	5,101	3,198	1,383
Less: net (income) loss attributable to the non-controlling interests	444	(519)	(1,020)	(787)
Net income (loss) attributable to Spectrum Group International, Inc.	$(995)	$4,582	$2,178	$596

Basic and diluted income (loss) per share:
Basic - continuing operations	$(0.03)	$0.16	$0.06	$0.05
Basic - discontinued operations	$—	$(0.02)	$—	$(0.03)
Diluted - continuing operations	$(0.03)	$0.16	$0.06	$0.04
Diluted - discontinued operations	$—	$(0.02)	$—	$(0.03)
Basic - attributable to Spectrum Group International, Inc.	$(0.03)	$0.14	$0.06	$0.02
Diluted - attributable to Spectrum Group International, Inc.	$(0.03)	$0.14	$0.06	$0.01

Weighted average shares outstanding
Basic	32,652	32,401	32,645	32,394
Diluted	32,652	32,913	32,992	32,906

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

(2)
The 2010 Condensed Consolidated Statement of Operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to the Company's reported net income. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2011	32,537	$325	$241,917	$9,867	$(160,838)	$91,271	$12,352	$103,623
Comprehensive income (loss):
Net Income	—	—	—	—	2,178	2,178	1,020	3,198
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	(2,537)	—	(2,537)	—	(2,537)
Comprehensive income (loss)	—	—	—	—	—	(359)	1,020	661
Share based compensation	—	—	311	—	—	311	—	311
Issuance of common stock for restricted stock grants	101	1	(1)	—	—	—	—	—
Final distribution to Winter's Game Bullion non-controlling interest	—	—	—	—	—	—	(5)	(5)
Others	—	—	—	—	—	—	(1)	$(1)
Balance, December 31, 2011	32,638	$326	$242,227	$7,330	$(158,660)	$91,223	$13,366	$104,589

See accompanying notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 31, 2011	December 31, 2010 (1)
Cash flows from operating activities:
Net income	$3,198	$1,383
(Income) loss from discontinued operations, net of tax	(94)	867
Income from continuing operations	3,104	2,250
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	(3,293)	2,076
Depreciation and amortization	956	638
Impairment of intangible assets	—	30
Provision for bad debts	2,567	44
Provision for inventory reserve	428	190
Share based compensation	311	255
Loss on abandonment of property and equipment	76	—
Changes in assets and liabilities:
Receivables and secured loans	(94,161)	(25,582)
Accounts receivable and consignor advances	4,081	(5,427)
Inventory	36,599	(31,946)
Prepaid expenses and other assets	(87)	(1,128)
Liabilities on borrowed metals	10,539	(30,723)
Accounts payable, accrued expenses and other liabilities	64,003	39,343
Income taxes receivable/payable	1,659	71
Deferred taxes and other long-term tax liabilities	171	24
Accrued litigation settlement	(680)	(2,697)
Net cash provided by (used in) operating activities — continuing operations	26,273	(52,582)
Net cash provided by (used in) operating activities — discontinued operations	109	(914)
Net cash provided by (used in) operating activities	26,382	(53,496)
Cash flows from investing activities:
Capital expenditures for property and equipment	(2,259)	(463)
Change in restricted cash	593	—
Purchases/sales of marketable securities	(138)	4,995
Disposition of Greg Martin Auctions, Inc.	109	—
Net cash (used in) provided by investing activities — continuing operations	(1,695)	4,532
Net cash (used in) investing activities — discontinued operations	(109)	—
Net cash (used in) provided by investing activities	(1,804)	4,532
Cash flows from financing activities:
(Repayments) borrowings under lines of credit, net	(13,533)	66,800
(Repayments) borrowings on notes payable	(52)	—
Distributions paid to non-controlling interest	(5)	(2,500)
Dividends paid to non-controlling interest	—	—
Net cash (used in) provided by financing activities	(13,590)	64,300
Effects of exchange rate changes on cash	(628)	417
Net increase in cash and cash equivalents	10,360	15,753
Cash and cash equivalents, beginning of period	24,181	22,320
Cash and cash equivalents, end of period	$34,541	$38,073
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$2,766	$1,371
Income taxes	$1,184	$491
Non-cash items
Accrued purchase consideration	$—	$302

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements reflect the financial condition, results of operations, and cash flows of Spectrum Group International, Inc. (the “Company” or “SGI”) and its subsidiaries, and were prepared utilizing accounting principles generally accepted in the United States ("U.S. GAAP"). The Company conducts its operations in two reportable segments: Trading and Collectibles. Each of these reportable segments represent an aggregation of various operating segments that meet the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (ASC).
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2011 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2011 Annual Report.
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

Restricted Cash

During the fourth quarter of 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1,121,000 of cash in escrow consisting of $768,000 for building improvements and a leasing reserve totaling $353,000. As of December 31, 2011, the Company had remaining restricted cash of $528,000, consisting of $282,000 for building improvements and $246,000 for leasing reserve. The Company had spent $500,000 of the restricted cash for building improvements during the six months ended December 31, 2011 and added $14,000 for the Henkel building improvement.

Discontinued Operations

Greg Martin Auctions, Inc.
Through January 2011, the Company's wholly owned subsidiary, GMA, operated as an auction house offering antique guns, and armor. On December 1, 2010, the Company executed an agreement to sell certain assets of GMA to a third party for $325,000. The transaction closed on January 31, 2011.
GMA generated revenue totaling $12,000 and $12,000 for the three and six months ended December 31, 2011 and $402,000 and $809,000 for the three and six months ended December 31, 2010. See Note 2 for further information.
Correction of Errors

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
The impact of the identified adjustments was limited to the consolidated statement of operations and did not impact operating loss, and net loss and net loss per share attributable to Spectrum Group International, Inc. Accordingly, the Company will not amend its previously filed December 31, 2010 (second quarter of fiscal year 2011) report filed on Form 10-Q. The adjustment to the three and six months ended December 31, 2011 primarily resulted in a net increase in Collectibles sales of inventory and an equal net increase in Collectibles cost of sales of inventory of $4.3 million and $7.3 million, respectively.
The following table presents the nature and extent of the corrections to the Company's Consolidated Statement of Operations for the three months ended December 31, 2010:

	Three Months ended December 31, 2010
in thousands	As Originally Reported (1)	Adjustment (2)	As Corrected
Revenues:
Sales of precious metals	$1,655,313	$—	$1,655,313
Collectibles revenues:
Sales of inventory	47,014	4,337	51,351
Auction services	7,686		7,686
Total revenue	1,710,013	4,337	1,714,350
Cost of sales:
Cost of precious metals sold	1,649,018	—	1,649,018
Cost of collectibles sold	43,844	4,337	48,181
Auction services expense	1,420	—	1,420
Total cost of sales	1,694,282	4,337	1,698,619
Gross profit	15,731	—	15,731
Operating expenses:
General and administrative:	5,355	—	5,355
Salaries and wages	5,679	—	5,679
Depreciation and amortization	353	—	353
Total operating expenses	11,387	—	11,387
Operating income	4,344	—	4,344
Interest and other income (expense):
Interest income	2,341	—	2,341
Interest expense	(1,103)	—	(1,103)
Other expense, net	(364)	—	(364)
Unrealized gain on foreign exchange	678	—	678
Total interest, other income (expense), and unrealized gain on foreign exchange	1,552	—	1,552
Income from continuing operations before provision for income taxes	5,896	—	5,896
Provision for income taxes on continuing operations	143	—	143
Income from continuing operations	5,753	—	5,753
Loss from discontinued operations, net of tax	(652)	—	(652)
Net income	5,101	—	5,101
Less: net income attributable to non-controlling interests	(519)	—	(519)
Net income attributable to Spectrum Group International, Inc.	$4,582	$—	$4,582

(1)	Adjusted to reflect Greg Martin Auctions, Inc. as discontinued operations.

(2)	Adjusted for over-elimination of Company owned goods through its auction houses of $4.414 million and the reduction of sales qualifying for like-kind exchange accounting of $77,000.

The following table presents the nature and extent of the corrections to the Company's Consolidated Statement of Operations for the six months ended December 31, 2010:

	Six Months ended December 31, 2010
in thousands	As Originally Reported (1)	Adjustment (2)	As Corrected
Revenues:
Sales of precious metals	$3,106,167	$—	$3,106,167
Collectibles revenues:
Sales of inventory	88,687	7,321	96,008
Auction services	11,037		11,037
Total revenue	3,205,891	7,321	3,213,212
Cost of sales:
Cost of precious metals sold	3,096,220	—	3,096,220
Cost of collectibles sold	83,277	7,321	90,598
Auction services expense	1,902	—	1,902
Total cost of sales	3,181,399	7,321	3,188,720
Gross profit	24,492	—	24,492
Operating expenses:
General and administrative:	10,243	—	10,243
Salaries and wages	10,700	—	10,700
Depreciation and amortization	669	—	669
Total operating expenses	21,612	—	21,612
Operating income	2,880	—	2,880
Interest and other income (expense):
Interest income	4,079	—	4,079
Interest expense	(1,912)	—	(1,912)
Other expense, net	(451)	—	(451)
Unrealized loss on foreign exchange	(2,076)	—	(2,076)
Total interest, other income (expense), and unrealized loss on foreign exchange	(360)	—	(360)
Income from continuing operations before provision for income taxes	2,520	—	2,520
Provision for income taxes on continuing operations	270	—	270
Income from continuing operations	2,250	—	2,250
Loss from discontinued operations, net of tax	(867)	—	(867)
Net income	1,383	—	1,383
Less: net income attributable to non-controlling interests	(787)	—	(787)
Net income attributable to Spectrum Group International, Inc.	$596	$—	$596

(1)	Adjusted to reflect Greg Martin Auctions, Inc. as discontinued operations.

(2)	Adjusted for over-elimination of Company owned goods through its auction houses of $7.831 million and the reduction of sales qualifying for like-kind exchange accounting of $0.51 million.

Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 57% of the Company's outstanding common stock at December 31, 2011. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

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
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the six months ended December 31, 2011. See Note 2 to the Company's consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.

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
Comprehensive Income (Loss)
The components of the Company's comprehensive income (loss) for the six months ended December 31, 2011 and 2010 primarily include net income (loss), adjustments to stockholders’ equity for the foreign currency translation adjustments, and the tax impact of the release of the foreign valuation allowance. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies. Consistent with the provisions of ASC 740, accounting for income taxes, the income tax effect related to changes in other comprehensive income have been computed discreetly and recognized in the current period.  Prior to December 31, 2011, the Company maintained a full valuation allowance on its deferred tax assets.  Accordingly, the net income tax effect related to changes in other comprehensive income was determined to be zero.  See Note 8 for a discussion regarding the release of valuation allowance during the quarter ended December 31, 2011.
The following is our comprehensive income (loss) with the respective tax impacts for the six month periods ending December 31, 2011 and 2010:

	Six Months Ended
in thousands	December 31, 2011	December 31, 2010

Net income	$3,198	$1,383
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment gain (loss), net of tax	(2,537)	2,986
Other comprehensive income (loss)	(2,537)	2,986
Subtotal	661	4,369
Less: Total comprehensive income attributable to non-controlling interests	(1,020)	(787)
Total comprehensive income (loss) attributable to Spectrum Group International, Inc.	$(359)	$3,582

Foreign Currency Translation Gains (Losses)
The consolidated financial position and results of operations of the Company’s foreign subsidiaries are determined using local currencies as the functional currencies. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each period end. Statements of operations accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period-to-period are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Gains and losses resulting from other foreign currency transactions are included in interest and other income (expense) in the condensed consolidated statements of operations.
For the three and six months ended December 31, 2011, the Company recognized unrealized gains of $1.5 million and $3.3 million and for the three and six months ended December 31, 2010, the Company recognized unrealized gains (losses) of $0.7 million and $(2.1) million, respectively, on foreign exchange in the condensed consolidated statements of operations mainly in connection with the translation adjustments of Euro denominated loans totaling $31.2 million and $28.1 million at December 31, 2011 and 2010, owed by SGI to certain of its subsidiaries included in its European Operations.
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
The Company adopted certain provisions of Topic 740 of the ASC which clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes (income tax benefit) on the condensed consolidated statements of operations.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. Since the Company incurred a net loss for the three months ended December 31, 2011, basic and diluted loss per share were the same because the inclusion of 1,148,898 potential common shares, related to 643,250 outstanding stock options, 468,148 restricted stock grants, and 37,500 stock appreciation rights (“SARs”), in the computation of net loss per share would have been anti-dilutive. In computing diluted earnings per share for the six months ended December 31, 2011, the Company excluded options to purchase 212,250 shares of common stock and 37,500 stock appreciation rights (“SARS”) where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the three and six months ended December 31, 2010, the Company excluded options to purchase 550,200 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at December 31, 2011 and 2010.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Six Months Ended
in thousands	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Basic weighted average shares outstanding (1)	32,652	32,401	32,645	32,394
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	—	512	347	512
Diluted weighted average shares outstanding	32,652	32,913	32,992	32,906

(1)	Basic weighted average shares outstanding includes the effect of vested but unissued restricted stock grants (see note 14).
Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments are effective for annual and interim periods beginning on or after January 1, 2013. The adoption of the accounting principles in this update are not anticipated to have a material impact on the Company's consolidated financial position or results of operations. However, in its adoption, the Company is expecting to provide the proscribed supplemental disclosures.

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other, which discusses the new Qualitative Assessment Option for testing goodwill impairment. Under this update, the Companies may first assess qualitative factors to determine whether if it is necessary to perform the two-step goodwill impairment test. If the assessment results in a more than 50% likelihood that the fair value of a reporting units is less than the carrying amount, then the Company must continue to apply the two-step impairment test. If the fair value exceeds the carrying amount, then neither of the two steps in the current goodwill impairment test is required. This new option is available to the Companies for early adoption in the third quarter of fiscal year 2012. The adoption of the accounting principles in this update are not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income, the objective of which is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, requiring that all non-owner changes in stockholder's equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except as it pertains to reclassifications out of accumulated other comprehensive income. The FASB has deferred such changes in Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which was issued in December 2011. The adoption of the accounting principles in these updates are not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement, which discusses the change in wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment aims to clarify the board's intent about the application of existing fair value measurement and disclosure requirements. In addition, this amendment changes a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of the accounting principles in this update are not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The guidance expands disclosures for the allowance for credit losses and financing receivables by requiring entities to disclose information at disaggregated levels. It also requires disclosure of credit quality indicators, past due information and modifications of financing receivables. For period-end balances the new disclosures became effective December 31, 2011 and did not have a material impact on the Company's consolidated financial position or results of operations. For activities during a reporting period, the disclosures were effective July 1, 2011, have been provided by the Company, and did not have a material impact on the Company's consolidated financial position or results of operations. The disclosures related to modifications of financing receivables, as well as the guidance clarifying when a restructured receivable should be considered a troubled debt restructuring will be effective July 1, 2012 and adoption is not expected to have a material impact on the Company's consolidated financial position or results of operations.

2. DISCONTINUED OPERATIONS

On December 1, 2010 the Company executed an agreement to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA") for $325,000. The Company recorded an expense of $262,570 to write the net assets down to their net realizable value at December 31, 2010. The transaction closed on January 31, 2011. In December 2011, the Company liquidated the remaining assets and liabilities of GMA. In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of GMA are now presented as discontinued operations through the date of dissolution of GMA for all periods presented in the consolidated financial statements. The table below presents GMA's assets and liabilities as of December 31, 2011 and June 30, 2011:

Assets and liabilities of GMA discontinued operations:

In thousands	December 31, 2011	June 30, 2011
Assets

Current assets:
Accounts receivable and consignor advances, net	$—	$—
Inventory, net	—	28
Prepaid expenses and other assets	—	200
Total current assets	—	228

Property and equipment, net	—	—
Other purchased intangibles, net	—	—
Other assets	—	10
Total assets	$—	$238

Liabilities
Accounts payable, customer deposits and consignor payables	$—	$23
Accrued expenses and other current liabilities	—	—
Total liabilities	$—	$23

The following results of operations of GMA have been presented as discontinued operations in the Consolidated Statements of Operations. In July 2011, the Company received $255,000 from GMA's buyer to finalize the transaction. As a result of finalizing this transaction, GMA recognized a gain of $55,000. During the first quarter ended September 30, 2011, GMA also collected $40,000 of receivables that were originally deemed uncollectible.

Operating results of GMA discontinued operations are as follows:

	Three Months Ended		Six Months Ended
In thousands	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Revenues	$12	$402	$12	$809

Income (loss) from discontinued operations:
Income (loss) from discontinued operations, excluding taxes and gain on sales of assets	$(1)	$(652)	$94	$(867)
Benefit for income taxes	—	—	—	—
Income (loss) from discontinued operations:	$(1)	$(652)	$94	$(867)

3.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the three and six months ended December 31, 2011 and 2010 are listed below:

	Three Months Ended				Six Months Ended
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010

in thousands	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total Trading segment revenue	$2,090,527	100.0%	$1,655,313	100.0%	$4,281,113	100.0%	$3,106,167	100.0%
Trading segment customer concentrations
Customer A	$479,083	22.9%	$380,919	23.0%	$883,389	20.6%	$824,182	26.5%
Customer B	281,831	13.5	176,299	10.7	661,374	15.4	248,415	8.0
Total	$760,914	36.4%	$557,218	33.7%	$1,544,763	36.0%	$1,072,597	34.5%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $42.5 million and $32.9 million of secured loans as of December 31, 2011 and June 30, 2011, respectively, are listed below:

	December 31, 2011		June 30, 2011

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$102,230	100.0%	$58,287	100.0%
Trading segment customer concentrations
Customer A	$67,355	65.9%	$10,368	17.8%
Customer B	12,961	12.7	9,300	16.0
Total	$80,316	78.6%	$19,668	33.8%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of December 31, 2011 and June 30, 2011, respectively, are listed below:

	December 31, 2011		June 30, 2011

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$42,487	100.0%	$32,888	100.0%
Trading segment customer concentrations
Customer A	$8,039	18.9%	$6,789	20.6%
Customer B	6,502	15.3	6,295	19.1
Total	$14,541	34.2%	$13,084	39.7%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company. For the three and six months ended December 31, 2011 and 2010 and as of December 31, 2011 and June 30, 2011, the Collectibles segment had no reportable concentrations.

4.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of December 31, 2011 and June 30, 2011:

in thousands	December 31, 2011	June 30, 2011

Customer trade receivables	$71,881	$14,679
Wholesale trade advances	24,657	19,369
Secured loans	42,487	32,888
Due from M.F. Global, Inc. trustee	5,692	—
Due from other brokers and other	—	24,239
Subtotal	144,717	91,175
Less: allowance for doubtful accounts	(102)	(102)
Less: M.F. Global, Inc. trustee reserve	(2,094)	—
Subtotal	142,521	91,073
Derivative assets — futures contracts	39,906	2,822
Derivative assets — forward contracts	3,535	—
Receivables and secured loans, net — trading operations	$185,962	$93,895
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of December 31, 2011 and June 30, 2011, the loans carried an average effective interest rate of 8.9% and 8.8%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
Until October 31, 2011, A-Mark maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). A-Mark used this account to enter into future transactions to hedge the risk related to its positions with counterparties and physical inventories. MFGI filed for bankruptcy protection on October 31, 2011. At the time MFGI filed for bankruptcy, A-Mark had $20.3 million in funds held at MFGI of which $14.6 million was returned to A Mark in December 2011, or 72%, of A Mark's MFGI Equity pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million. There have been press reports of shortfalls in the segregated customer accounts at MFGI. The Company estimated that $2.1 million as of December 31, 2011 may become uncollectible and as such appropriately recorded a reserve for this potential loss. The Company believes the MFGI trustee will settle the outstanding receivable with A Mark shortly and as such the Company classified this receivable as a current asset.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of December 31, 2011 and June 30, 2011:

in thousands	December 31, 2011	June 30, 2011

Auction and trade	$24,857	$29,310
Derivative assets — future contracts	300	—
Due from brokers	99	741
Subtotal	25,256	30,051
Less: allowance for doubtful accounts	(815)	(404)
Accounts receivable and consignor advances, net — collectibles operations	$24,441	$29,647
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2011 and June 30, 2011 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments as of December 31, 2011 and June 30, 2011 are as follows:

in thousands	December 31, 2011	June 30, 2011

Beginning balance	$(506)	$(485)
Provision for losses	(2,590)	(22)
Charge-offs to reserve	23	69
Foreign currency exchange rate changes	62	(68)
Ending balance	$(3,011)	$(506)

Credit Quality of Financing Receivables and Allowance for Credit Losses
The Company adopted the accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses as of December 31, 2011. This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes.
The Company applies a systematic methodology to determine the allowance for credit losses for finance receivables. Based upon our analysis of credit losses and risk factors, our portfolio segment is entirely fully secured commercial loans.
The Company evaluates its portfolio segments by the class of finance receivables, which is defined as a level of information in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. As a result the Company currently defines its portfolio as only one type of portfolio segment. This is due to the fact that all loans are very similar in terms of secured material, method of initial and ongoing collateral value determination and assessment of loan to value determination. Typically, the Company's finance receivables within its portfolio have similar credit risk profiles and methods for assessing and monitoring credit risk. The Company's classes, which align with management reporting, are as follows:

in thousands	December 31, 2011		June 30, 2011

Bullion	$13,086	30.8%	$9,965	30.3%
Collectibles	29,401	69.2%	22,923	69.7%
Total	$42,487	100.0%	$32,888	100.0%

Impaired loans
A loan is considered impaired if it is probable, based on current information and events, that the Company will be unable to collect all amounts due according to the contractual terms of the loan. Customer loans are reviewed for impairment and include loans that are past due, non-performing or in bankruptcy. Recognition of income is suspended and the loan is placed on non-accrual status when management determines that collection of future income is not probable. Accrual is resumed, and previously suspended income is recognized, when the loan becomes contractually current and/or collection doubts are removed. Cash receipts on impaired loans are recorded first against the receivable and then to any unrecognized income.
All loans are contractually subject to margin call. As a result, loans typically do not become impaired due to the fact the Company has the ability to require margin calls which are due upon receipt. Per the terms of the loan agreement, the Company has the right to rapidly liquidate the loan collateral in the event of a default. The material is highly liquid and easily sold to pay off the loan. Such circumstances would result in a short term impairment that would typically result in full repayment of the loan and fees due to the Company.
There were no impaired loans as of December 31, 2011 and June 30, 2011.

Credit quality of loans
All interest is due and payable within 30 days. A loan is considered past due if interest is not paid in 30 days or collateral calls are not met timely. Loans never achieve the threshold of non performing status due to the fact that customers are generally put into default for any interest past due over 30 days and for unsatisfied collateral calls. When this occurs the loan collateral is generally liquidated within 90 days.
Non-performing loans have the highest probability for credit loss. The allowance for credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current market value of the collateral and consider credit enhancements such as additional collateral and third-party guarantees. Due to the accelerated liquidation terms of the Company's loan portfolio all past due loans are generally liquidated within 90 days of default.
There were no non-performing loans as of December 31, 2011 and June 30, 2011.

Further information about the Company credit quality indicator includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	December 31, 2011		June 30, 2011
Loan-to-value of 75% or more	$12,087	28.4%	$6,740	20.5%
Loan-to-value of less than 75%	30,400	71.6%	26,148	79.5%
Total	$42,487	100.0%	$32,888	100.0%

No loans have a loan-to-value in excess of 100% at December 31, 2011 and June 30, 2011.

5.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of December 31, 2011 and June 30, 2011 totaled $0.6 million and $0.4 million, respectively. For the three and six months ended December 31, 2011 and 2010, the unrealized gains (loss) resulting from the difference between market value and cost of physical inventories totaled $(5.5) million, $(8.2) million, $(2.5) million, and $8.4 million, respectively. These unrealized gains are included as a reduction of the cost of products sold in the accompanying condensed consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the condensed consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $21.9 million as of December 31, 2011 and $11.4 million as of June 30, 2011. A corresponding obligation related to metals borrowed is reflected on the condensed consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 10).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2011 and June 30, 2011 totaled $26.9 million and $37.7 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of December 31, 2011 and June 30, 2011 consisted of the following:

in thousands	December 31, 2011	June 30, 2011

Trading segment inventory	$115,753	$157,631
Less: provision for loss	—	—
Trading, net	$115,753	$157,631
Collectibles segment inventory	$34,567	$29,353
Less: provision for loss	(1,294)	(873)
Collectibles, net	$33,273	$28,480
Total inventory, gross	$150,320	$186,984
Less: provision for loss	(1,294)	(873)
Net inventory	$149,026	$186,111
Activity in the allowance for inventory loss reserves for the six months ended December 31, 2011 are as follows:

in thousands	December 31, 2011

Beginning balance	$(873)
Provision for loss	(437)
Charge-offs to reserve	7
Foreign currency exchange rate changes	9
Ending balance	$(1,294)

6. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The changes in the carrying values of goodwill by business segments for the six months ended December 31, 2011 are described below:

in thousands	Trading	Collectibles	Total
Balance as of June 30, 2011
Goodwill	$4,884	$6,405	$11,289
Accumulated impairment losses	—	(4,263)	(4,263)
	4,884	2,142	7,026
Adjustment to goodwill due to foreign currency exchange rate changes	—	(18)	(18)
Balance as of December 31, 2011
Goodwill	4,884	6,387	11,271
Accumulated impairment losses	—	(4,263)	(4,263)
	$4,884	$2,124	$7,008
Cumulative goodwill impairment totaled $4.3 million as of December 31, 2011 and June 30, 2011. Please see note below regarding increases in goodwill related to the acquisition of Stack's, LLC. Changes in goodwill were related to foreign currency translation adjustments within our European operations.
Other Purchased Intangible Assets
The carrying value of other purchased intangibles as of December 31, 2011 and June 30, 2011 is as described below:

		December 31, 2011				June 30, 2011

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,575	$—	$(798)	$2,777	$3,575	$—	$(798)	$2,777
Customer lists	5 - 15	9,205	(3,775)	(419)	5,011	9,205	(3,366)	(419)	5,420
Non-compete and other	4	2,321	(2,278)	—	43	2,321	(2,278)	—	43
Purchased intangibles subject to amortization		11,526	(6,053)	(419)	5,054	11,526	(5,644)	(419)	5,463
		$15,101	$(6,053)	$(1,217)	$7,831	$15,101	$(5,644)	$(1,217)	$8,240

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the three and six months ended December 31, 2011 and 2010 were $0.2 million, $0.4 million, $0.4 million, and $0.6 million, respectively. On November 23, 2010, Bowers and Merena Auctions, LLC ("B&M") purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists.
On January 3, 2011, B&M, entered into two separate Contribution and Assumption Agreements (collectively, the “Contribution Agreements”) with Stack's-Bowers Numismatics, LLC ("LLC"), a Delaware limited liability company, and Stack's, LLC ("Stack's"), a Delaware limited liability company (See Note 20). The results of operations of the LLC have been included in SGI's condensed consolidated statements of operations for the three and six months ended December 31, 2011.

The following below discloses the identified intangible assets and goodwill recorded in fiscal 2011 related to the acquisition (in thousands):

Identifiable assets
Customer relationship	$1,569
Trade name - indefinite life	1,439
Favorable lease asset	32
Total fair value of identified intangibles	$3,040

Goodwill	$1,072

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Period ending December 31, 2011:
2012 (remaining 6 months)	$479
2013	852
2014	696
2015	581
2016	532
Thereafter	1,914
Total	$5,054

7.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable and consignor payables consists of the following:

in thousands	December 31, 2011	June 30, 2011

Trade payable to customers and other accounts payable	$37,077	$19,198
Consignor payables	24,414	25,492
Net liability on margin accounts	18,659	28,886
Due to brokers	12,601	—
Other accounts payable	332	330
Derivative liabilities — open purchases and sales commitments	56,728	7,897
Derivative liabilities — forward contracts	—	2,064
	$149,811	$83,867

8.	INCOME TAXES

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

Income tax provision on continuing operations for the six months ended December 31, 2011 and 2010 consists of expense of $529,000 and $62,000 on earnings in tax jurisdictions outside the U.S. and $2.3 million and $208,000 related to U.S. federal and state jurisdictions respectively. Our effective rate was 47.80% and 16.30% for the six months ended December 31, 2011 and 2010 respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the quarter ended December 31, 2011, management concluded that, with the exception of foreign tax credits which require foreign source income to be reported in the U.S., it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $86,000 at December 31, 2011. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $8.5 million and $8.6 million as of December 31, 2011 and June 30, 2011 respectively.

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

As of December 31, 2011, the Company had $27.0 million of unrecognized tax benefits and $1.1 million relating to interest and penalties. Of the total unrecognized tax benefits, $27.0 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.1 million and $0.2 million during the three and six months ended December 31, 2011 and $0.1 million and $0.1 million during the three and six months ended December 31, 2010. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next six to twelve months; however the Company is unable to predict the outcome at this time.

9.	FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $163.0 million including a sub-facility for letters of credit up to a maximum of the credit facility. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.28% and 0.19% as of December 31, 2011 and June 30, 2011, respectively. Borrowings are due on demand and totaled $115.5 million and $129.5 million for lines of credit and $7.0 million and $7.0 million for letters of credit at December 31, 2011 and at June 30, 2011, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $43.0 million and $23.5 million at December 31, 2011 and June 30, 2011 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of December 31, 2011 was $41.6 million and $69.6 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $21.9 million and $11.4 million as of December 31, 2011 and June 30, 2011, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $7.0 million and $7.0 million as of December 31, 2011 and June 30, 2011, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $1.1 million, $2.2 million, $0.8 million and $1.4 million for the three months and six months ended December 31, 2011 and 2010, respectively.

In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), B&M, and Teletrade, Inc. ("Teletrade"), entered into a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change, plus a margin. As of December 31, 2011 and June 30, 2011 borrowings are due on demand and totaled $5.5 million and $4.0 million, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $18.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $20.0 million with respect to this lender. As of December 31, 2011, the total amount borrowed with this lender was $18.0 million, which consisted of $12.5 million by A-Mark and $5.5 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2011 were $2.0 million. As of June 30, 2011 the total amount borrowed with this lender was $16.0 million, which consisted of $4.0 million by SNI and $12.0 million by A-Mark.

Interest expense related to SNI's borrowing arrangements totaled $81,000, $138,000, $65,000, and $98,000 for the three and six months ended December 31, 2011 and 2010, respectively.

On November 23, 2010, Bowers and Merena Auctions, LLC ("B&M") purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists (Note 6) with a corresponding increase to note payable of $0.3 million. The loan bears interest at the rate of 6.0% per annum. The loan matures on December 31, 2015, at which time the then outstanding principal balance of the loan and accrued interest is due and payable in full. As of December 31, 2011 and June 30, 2011 the outstanding principal balance was $0.3 million and $0.3 million, and interest expense was $4,500 and $9,000 for the three and six months ended December 31, 2011, respectively.

On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.250 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.524 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of December 31, 2011 and June 30, 2011, the outstanding principal balance was $6.5 million and $6.5 million, and interest expense was $0.1 million and $0.2 million for the three and six months ended December 31, 2011.
The following table represents future obligations pertaining to the payments on the McGaw note.

For the years ended June 30:
in thousands
2012 (remaining 6 months)	$84
2013	134
2014	142
2015	6,103
Total	$6,463
Stack's-Bowers Numismatics, LLC has a Revolving Credit Facility with its related party. This Revolving Credit Facility entitled Stack's-Bowers Numismatics, LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of December 31, 2011 and June 30, 2011, Stack's-Bowers Numismatics, LLC had borrowed $0.4 million and $1.4 million, and incurred interest expense of $10,000 and $25,000 for the three and six months ended December 31, 2011.

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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 4 and 7). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010 were $40.2 million and $9.9 million, $(30.5) million and $(35.2) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at December 31, 2011 and at June 30, 2011:

in thousands	December 31, 2011	June 30, 2011
Trading Inventory, net	$115,753	$157,631
Less unhedgable inventory:
Premium on metals position	(582)	(444)
Subtotal	115,171	157,187
Commitments at market:
Open inventory purchase commitments	604,837	490,814
Open inventory sale commitments	(225,351)	(214,371)
Margin sale commitments	(50,790)	(65,094)
Unhedgable premiums on open commitment positions	1,401	1,257
Inventory borrowed from suppliers	(21,923)	(11,384)
Advances on industrial metals	245	1,465
Inventory subject to price risk	423,590	359,874
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	146,554	123,654
Precious metals futures contracts at market values	277,766	237,333
Total market value of derivative financial instruments	424,320	360,987
Net inventory subject to price risk	$(730)	$(1,113)

in thousands	December 31, 2011	June 30, 2011
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(730)	$(1,113)
Open inventory sale commitments with affiliates	(3,003)	(17)
Open inventory purchase commitments with affiliates	3,493	1,127
Premium on open commitment positions with affiliates	200	—
Net inventory subject to price risk, A-Mark stand-alone basis	$(40)	$(3)
The unhedgable premium on open commitment positions is equal to total premium less hedgable premium, where the premium value is based upon a percentage of the underlying bullion value. At December 31, 2011 there was total premium on open commitment positions of $2.8 million of which $1.4 million was deemed hedgable. At June 30, 2011 there was total premium on open commitment positions of $1.2 million, of which $0 was deemed hedgable.
In December 2011, A-Mark entered into obligations to sell 2012 dated gold bullion products to its customers for delivery in January 2012. The sales were priced with the customers on the trade dates in December with settlement dates in January 2012. The supplier of the 2012 dated products did not allow the purchase required to fulfill these orders to be priced until the product was officially available for sale and delivery on the first business day of January 2012. Thus, both the underlying precious metal content and premium for this specific product were hedged due to the fact both the metals content and premium were subject to price risk until the product could be purchased from the supplier.
At December 31, 2011 and June 30, 2011, the Company had outstanding purchase commitments of $604.8 million and $490.8 million, respectively, and outstanding sale commitments of $(225.4) million and $(214.4) million, respectively, arising in the normal course of business; purchase commitments related to open forward contracts totaling $146.6 million and $123.7 million, respectively; and purchase and sale commitments related to open futures contracts totaling $277.8 million and $237.3 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2011 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2011, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

11.	NON-CONTROLLING INTERESTS

On March 28, 2008, A-Mark entered into a Joint Venture Limited Liability Company Agreement (“JV Agreement”) with a third party marketing company and contributed $450,000 for a 50% ownership in the joint venture named Winter Games Bullion Ventures, LLC (“WGBV”), which was formed on March 28, 2008. The purpose of the joint venture was solely to purchase, market, distribute and sell 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. The term of the JV Agreement was through June 30, 2011, unless extended by mutual agreement of the members or sooner terminated, as defined in the JV Agreement. In May 2010, the parties agreed to a partial distribution totaling $2.6 million, of which $1.3 million was distributed to the non-controlling interest. On May 11, 2011, the parties agreed to fully dissolve WGBV with the remaining $10,000 undistributed to cover residual expenses and remained with A-Mark. During the three months-ended September 30, 2011, WGBV was dissolved and the remaining cash of $10,000, after paying $1,979 in taxes was distributed to each of the partners.

The Company has determined that WGBV is a variable interest entity (VIE) and that A-Mark is the primary beneficiary. In determining that A-Mark is the primary beneficiary, the Company evaluated qualitative considerations of the VIE, including, among other things, its capital structure, terms of contracts between A-Mark and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE. Based on this evaluation, the Company determined A-Mark is the primary beneficiary because it has a controlling financial interest. In accordance with ASC 810 Consolidation, A-Mark has consolidated the financial position of WGBV as of December 31, 2011, and June 30, 2011, and the results of its operations for the three and six months ended December 31, 2011 and 2010 in these consolidated financial statements.

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

The Company's condensed consolidated balance sheets include the following non-controlling interests as of December 31, 2011 and June 30, 2011:

in thousands	December 31, 2011	June 30, 2011

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$9,959	$8,820
Stack's-Bowers Numismatics, LLC	3,407	3,527
Winter Games Bullion Ventures, LLC 50% interest	—	5
Total	$13,366	$12,352
The Company's condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010 included the following non-controlling interest in net income (loss):

	Three Months Ended		Six Months Ended
in thousands	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$359	$519	1,140	787
Stack's-Bowers Numismatics, LLC	(803)	—	(120)	—
Winter Games Bullion Ventures, LLC 50% interest	—	—	—	—
Total	$(444)	$519	$1,020	$787

12. COMMITMENTS AND CONTINGENCIES
Refer to Note 16 to the Notes to Consolidated Financial Statements in the 2011 Annual Report for information relating to minimum rental commitments under operating leases, consulting and employment contracts, and other commitments.
M.F. Global, Inc. Bankruptcy
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
Prior to the bankruptcy filing, A-Mark had transferred its open futures positions to another clearinghouse. However, approximately $20.3 million of equity (the “MFGI Equity”) in A-Mark's MFGI account (of which approximately $17 million represented margin), was effectively frozen by the pendency of the bankruptcy proceedings. A-Mark was required to re-margin its positions by transferring approximately $17 million in cash to the new firm.
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
In December 2011, the Company received $14.6 million (or 72%) of its MFGI Equity pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million.
Although SGI cannot anticipate the exact timing or the amount of any payment on its claim since it is dependent on the trustee's investigation and the recovery of funds, SGI does reasonably expect the funds to be received within a 12-month period.
SGI remains in compliance with all banking covenants under the Trading Credit Facility and this event does not represent an event of default under its loan agreements.
There have been press reports of a possible shortfall in the segregated customer accounts at MFGI. The Company has accrued $2.1 million as of December 31, 2011 as a reserve against this potential loss (See Note 4). The Company does not currently believe that its inability to access the balance of the MFGI Equity will have any material adverse impact on A-Mark's liquidity position.

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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At December 31, 2011, there were 247,077 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the three and six months ended December 31, 2011, the Company recorded expense of $24,000 and $48,000 in the Consolidated Statement of Operations related to the vesting of previously issued employee stock options. The Company made no grants during the six months ended December 31, 2011.
The following table summarizes the stock option activity for the six months ended December 31, 2011:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2011	647,625	$5.37	$64	$1.58
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Cancellations, expirations and forfeitures	(4,375)	1.64	—	0.53
Forfeited	—	—	—	—
Outstanding at December 31, 2011	643,250	5.42	$113	1.59
Shares exercisable at December 31, 2011	593,250	5.64	$113	1.55
Following is a summary of the status of stock options outstanding at December 31, 2011:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	470,500	3.01	$2.36	420,500	$2.34
5.01	10.00	7,750	1.85	8.97	7,750	8.97
10.01	15.00	165,000	2.26	13.90	165,000	13.90
		643,250	2.81	—	593,250	5.64
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the six months ended December 31, 2011 and 2010, the Company granted 53,148 and 344,056 restricted shares at a weighted average issuance price of $2.86 and $1.89, respectively. Such shares generally vest after 2 year from the date of grant. Total compensation expense recorded for restricted shares for the three and six months ended December 31, 2011 and 2010 was $0.1 million, $0.3 million, $0.1 million and $0.3 million, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $0.5 million.
The following table summarizes the restricted stock grant activity for the six months ended December 31, 2011:

	Shares	Weighted Average share price at grant date
Outstanding at June 30, 2011	605,946	$2.05
Shares granted	53,148	2.86
Shares issued	(100,946)	2.04
Shares forfeited	(2,000)	1.95
Shares withheld for employee taxes	—	—
Outstanding at December 31, 2011	556,148	2.13
Vested but unissued at December 31, 2011	88,000	1.94
Stock Appreciation Rights.
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of December 31, 2011 and as of June 30, 2011, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At December 31, 2011 and at June 30, 2011, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the six months ended December 31, 2011 and 2010, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
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

	Three Months Ended		Six Months Ended
in thousands	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010

		(as restated)		(as restated)
Revenue:
Trading	$2,090,527	$1,655,313	$4,281,113	$3,106,167
Collectibles:
Numismatics	35,902	52,404	103,179	99,198
Philatelic	2,216	4,112	5,908	4,760
Wine	1,362	2,521	2,590	3,087
Total Collectibles	39,480	59,037	111,677	107,045
Total revenue	$2,130,007	$1,714,350	$4,392,790	$3,213,212

in thousands	Three Months Ended		Six Months Ended
Revenue by geographic region:	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
United States	$2,040,670	$1,679,355	$4,209,054	$3,148,444
Asia Pacific	344	322	293	354
Europe	88,993	34,673	183,443	64,414
Total revenue	$2,130,007	$1,714,350	$4,392,790	$3,213,212

in thousands	Three Months Ended		Six Months Ended
Operating income (loss):	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Trading	$595	$3,251	$5,153	$4,376
Collectibles	(4,571)	2,904	(1,837)	2,325
Corporate expenses	(2,535)	(1,811)	(5,474)	(3,821)
Total operating income (loss)	$(6,511)	$4,344	$(2,158)	$2,880

in thousands	Three Months Ended		Six Months Ended
Depreciation and amortization:	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Trading	$181	$168	$354	$329
Collectibles	303	179	551	328
Corporate	32	6	51	12
Total depreciation and amortization	$516	$353	$956	$669

in thousands	December 31, 2011	June 30, 2011
Inventories by segment/geographic region:
Trading:
United States	$115,753	$157,631
Total Trading	115,753	157,631
Collectibles:
United States	32,621	27,846
Europe	503	580
Asia	149	54
Total Collectibles	33,273	28,480
Total inventories	$149,026	$186,111

in thousands	December 31, 2011	June 30, 2011
Total assets by segment/geographic region:
Trading:
United States	$283,610	$271,019
Europe	—	68
Total Trading	283,610	271,087
Collectibles:
United States	111,332	69,561
Europe	14,645	17,042
Asia	2,513	2,028
Total Collectibles	128,490	88,631
Corporate and other	20,380	11,871
Discontinued Operations - United States	—	238
Total assets	$432,480	$371,827

in thousands	December 31, 2011	June 30, 2011
Total long term assets by segment/geographic region:
Trading:
United States	$9,671	$9,712
Europe	106	31
Total Trading	9,777	9,743
Collectibles:
United States	6,899	7,172
Europe	1,063	1,288
Asia	138	136
Total Collectibles	8,100	8,596
Corporate and other	13,025	11,928
Discontinued Operations - United States	—	10
Total long term assets of continuing operations	$30,902	$30,277

16. OTHER COMPREHENSIVE INCOME

The components of accumulated comprehensive income consist primarily of foreign currency translation gain (loss) and the tax impact of the release of the foreign valuation allowance. The foreign currency translation gain relates to the Company's investment in its European and Asian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. Foreign currency translation gains are offset by foreign currency translation losses on the condensed consolidated statements of operations. For the three and six months ended December 31, 2011 and 2010, the Company recognized unrealized gains (losses) of $1.5 million, $3.3 million, $0.7 million and $(2.1) million, respectively, on foreign exchange in the condensed consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $31.2 million and $28.1 million at December 31, 2011 and 2010, owed by SGI to certain of its subsidiaries included in its European Operations. Consistent with the provisions of ASC 740, accounting for income taxes, the income tax effect related to changes in other comprehensive income have been computed discreetly and recognized in the current period.  Prior to December 31, 2011, the Company maintained a full valuation allowance on its deferred tax assets.  Accordingly, the net income tax effect related to changes in other comprehensive income was determined to be zero.  See Note 8 for a discussion regarding the release of valuation allowance during the quarter ended December 31, 2011.

As of December 31, 2011 and June 30, 2011, the components of accumulated other comprehensive income is as follows:

in thousands	December 31, 2011	June 30, 2011

Foreign currency translation gain, net of tax	$7,330	$9,867
Accumulated other comprehensive income	$7,330	$9,867

17.	FAIR VALUE MEASUREMENTS
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

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2011, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2011
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$115,753	$—	$—	$115,753
Derivative assets — futures contracts	—	40,206	—	40,206
Derivative assets — forward contracts	—	3,535	—	3,535
Total assets valued at fair value:	$115,753	$43,741	$—	$159,494
Liabilities:
Liability on borrowed metals	$(21,923)	$—	$—	$(21,923)
Liability on margin accounts	(18,659)	—	—	(18,659)
Derivative liabilities — open sales and purchase commitments	—	(56,728)	—	(56,728)
Total liabilities valued at fair value	$(40,582)	$(56,728)	$—	$(97,310)

	June 30, 2011
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$157,631	$—	$—	$157,631
Derivative assets — future contracts	—	2,822	—	2,822
Total assets valued at fair value:	$157,631	$2,822	$—	$160,453
Liabilities:
Liability on borrowed metals	$(11,384)	$—	$—	$(11,384)
Liability on margin accounts	(28,886)	—	—	(28,886)
Derivative liabilities — open sales and purchase commitments	—	(7,897)	—	(7,897)
Derivative liabilities — forward contracts	—	(2,064)	—	(2,064)
Total liabilities valued at fair value:	$(40,270)	$(9,961)	$—	$(50,231)

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

Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company's assets related to the acquisition of Stack's (Note 20) measured at fair value on a non-recurring basis as of June 30, 2011, as there have been no changes as of December 31, 2011, aggregated by the level in the fair value hierarchy within which the measurements fall:

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

18. SUBSEQUENT EVENTS
On January 12, 2012, Spectrum Numismatics International, Inc. ("SNI"), a wholly owned subsidiary of SGI, and CEG Metals, LLC ("CEG") together invested in Calzona Ventures, LLC ("Calzona"), a newly formed company formed for the purpose of selling coins and other precious metals. SNI and CEG together own 100% interest in Calzona with SNI owning 35% and CEG owing 65%. Under Accounting Standard Codification ("ASC") 810-10 Consolidation, Calzona is considered a Variable Interest Entity ("VIE"). SNI satisfied the condition under ASC 810-10 as being the primary beneficiary to Calzona and as a result SNI is required to consolidate Calzona's results of operation and balance sheet.

19. RELATED PARTY
The Trading segment accrued $228,000 and $58,000 in royalty expenses for the three months ended December 31, 2011 and 2010, respectively. From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase is made at auction or direct sales under substantially the same conditions that are applicable to third parties and each consignment is also entered into upon terms and conditions that are applicable to third parties. During the three months ended December 31, 2011 and 2010, the Company's officers and directors purchased from the Company $33,000 and $0.3 million in collectibles.

On June 17, 2011, the Company entered into an exclusive negotiating agreement with Afinsa, pursuant to which the Afinsa trustees have agreed to negotiate exclusively with the Company for the sale (or “buy-back”) of all or a portion of the common stock of the Company and the 20% A-Mark interest through November 15, 2011.
On June 27, 2011 the Company and Afinsa agreed to a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Kohler Auktionshaus GmbH and Heinrick Kohler Briefmarkenhandel will be acting as the auctioneer for the sale of the philatelic materials owned by Afinsa. During the six months ended December 31, 2011, Heinrich Kohler Auktionshaus GmbH and Heinrick Kohler Briefmarkenhandel earned $16,000 in auction commission from the auctioning of Afinsa's philatelic materials.
Stack's-Bowers Numismatics, LLC has a Revolving Credit Facility with its related party. This Revolving Credit Facility entitled Stack's-Bowers Numismatics, LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of December 31, 2011, Stack's-Bowers Numismatics, LLC had borrowed $0.4 million and incurred interest expense of $10,000 and $25,000 for the three and six months ended December 31, 2011.

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
The table below compares the results of operations for the three and six months ended December 31, 2011 to the pro-forma results of operations for the three and six months ended December 31, 2010. The pro-forma results of operations include the results of operations of Stack's to give the effect to the combination as if it had occurred on July 1, 2010 for the three and six months ended December 31, 2010.

in thousands	Three Months Ended		Six Months Ended
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
		(pro-forma)		(pro-forma)
Revenue	$2,130,007	$1,721,364	$4,392,790	$3,227,834
Net income (loss) attributable to Spectrum Group International, Inc.	$(995)	$3,505	$2,178	$(598)

Earnings (loss) per share from continuing operations attributable to Spectrum Group International, Inc.
Basic	$(0.03)	$0.11	$0.07	$(0.02)
Diluted	$(0.03)	$0.11	$0.07	$(0.02)

Weighted average shares outstanding
Basic	32,652	32,401	32,645	32,394
Diluted	32,652	32,913	32,992	32,394

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

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three and six months ended December 31, 2011 and 2010.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2011. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. Our reporting segments are defined in Note 15 of the notes to accompanying condensed consolidated financial statements. For the three months ended December 31, 2011, total revenue was $2.13 billion comprising of Trading segment revenue of $2.09 billion, or 98.1%, of our total revenue and Collectibles segment revenue of $39.5 million, or 1.9%, of our total revenues. Total revenue for the three month period increased $415.7 million, or 24.2%, from $1.7 billion for the comparable period last fiscal year. This increase was driven by an increase in Trading segment revenue of $435.2 million and a decrease of $19.6 million or 33.1% in our Collectibles segment revenue. The increase in Trading segment revenue was attributable to an overall increase in precious metal prices for the current three months compared to the comparable three months. The decrease in collectible segment revenue was due to a decrease in numismatic activity. For the six months ended December 31, 2011, total revenue was $4.39 billion consisting of Trading segment revenue of $4.28 billion, or 97.5%, of our total revenue and Collectibles segment revenue of $111.7 million, or 2.5%, of our total revenues. Total revenue for the six month period increased $1.18 billion, or 36.7%, from $3.21 billion in 2010. The increase was driven primarily by a $1.17 billion, or 37.8%, increase in our Trading segment revenue. The increase in Trading segment revenue for the six month period was attributable to increases in average precious metal prices.
Gross profit decreased $4.6 million, or 29.5%, to $11.1 million for the three months ended December 31, 2011 from $15.7 million when compared to the same period in 2010 and was primarily caused by timing of auctions within our Collectibles segment . There were fewer auctions scheduled during the second quarter of this fiscal year and we sold a higher percentage of certain lower margin numismatic materials, which affected the gross profit margin. Furthermore, during the same quarter of last fiscal year, we had a special auction in Hong Kong from a special consignment.

We did not have a comparable auction in the second quarter of this fiscal year. Gross profit improved $7.9 million, or 32.3%, to $32.4 million for the six months ended December 31, 2011 from $24.5 million in the same period in 2010. This improvement was primarily attributable to our Trading segment.
Operating income (loss) for the three months ended December 31, 2011 decreased $10.9 million to a $(6.5) million loss, from $4.3 million income in the prior period. For the six months ended December 31, 2011, operating income (loss) decreased $5.0 million to a $(2.2) million loss from $2.9 million income. General and administrative and salaries and wages expense increased $1.7 million to $7.0 million and $2.3 million to $8.0 million, respectively, for the three months ended December 31, 2011. General and administrative and salaries and wages expense increased $4.8 million to $15.0 million and $5.8 million to $16.5 million, respectively, for the six months ended December 31, 2011.
Trading
Our Trading segment operates in the United States through A-Mark Precious Metals, Inc. (“A-Mark”). A-Mark is a distributor and service provider to consumers, wholesalers, retailers and dealers of precious metals throughout the world from facilities located in Santa Monica, California. A-Mark is a wholly owned subsidiary of Spectrum PMI, Inc., which in turn is 80% owned by us.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Six Months Ended December 31, 2011 and 2010
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2011 and 2010 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2011	revenue	2010 (1) (2)	revenue	(decrease)	(decrease)
Revenue	$2,130,007	100.0%	$1,714,350	100.0%	$415,657	24.2%
Gross profit	11,096	0.5	15,731	0.9	(4,635)	(29.5)
General and administrative expenses	7,030	0.3	5,355	0.3	1,675	31.3
M.F. Global, Inc. loss provision	2,094	0.1	—	—	2,094	N/A
Salaries and wages	7,967	0.4	5,679	0.3	2,288	40.3
Depreciation and amortization	516	—	353	—	163	46.2
Operating income (loss)	(6,511)	(0.3)	4,344	0.3	(10,855)	NM
Interest income	3,312	0.2	2,341	0.1	971	41.5
Interest expense	(1,275)	(0.1)	(1,103)	(0.1)	172	15.6
Other income (expense), net	1,036	—	(364)	—	1,400	(384.6)
Unrealized gain (loss) on foreign exchange	1,525	0.1	678	—	847	NM
Income (loss) before provision for income taxes	(1,913)	(0.1)	5,896	0.3	(7,809)	NM
Provision for income taxes	(475)	—	143	—	(618)	(432.2)
Net income (loss) from continuing operations	(1,438)	(0.1)	5,753	0.3	(7,191)	NM
Loss from discontinued operations, net of tax	(1)	—	(652)	—	651	(99.8)
Net income (loss)	(1,439)	(0.1)	5,101	0.3	(6,540)	NM
Less: Net income (loss) attributable to the non-controlling interests	444	—	(519)	—	963	(185.5)
Net income (loss) attributable to Spectrum Group International, Inc.	$(995)	—%	$4,582	0.3%	$(5,577)	NM

			Increase/	% of Increase/
	2011	2010	(decrease)	(decrease)
Basic and diluted income (loss) per share:
Basic - continuing operations	$(0.03)	$0.16	$(0.19)	NM
Basic - discontinued operations	$—	$(0.02)	$0.02	NM
Diluted - continuing operations	$(0.03)	$0.16	$(0.19)	NM
Diluted - discontinuing operations	$—	$(0.02)	$0.02	NM
Basic - attributable to Spectrum Group International, Inc.	$(0.03)	$0.14	$(0.17)	NM
Diluted - attributable to Spectrum Group International, Inc.	$(0.03)	$0.14	$(0.17)	NM

Weighted average shares outstanding
Basic	32,652	32,401
Diluted	32,652	32,913

NM - not meaningful

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See note 2 of the notes to condensed consolidated financial statements.

(2)
The 2010 condensed consolidated statement of operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to our reported net income. See note 1 of the notes to consolidated financial statements.

The operating results of our business for the six months ended December 31, 2011 and 2010 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2011	revenue	2010 (1) (2)	revenue	(decrease)	(decrease)
Revenue	$4,392,790	100.0%	$3,213,212	100.0%	$1,179,578	36.7%
Gross profit	32,404	0.7	24,492	0.8	7,912	32.3
General and administrative expenses	15,005	0.3	10,243	0.3	4,762	46.5
M.F. Global, Inc. loss provision	2,094	—	—	—	2,094	NM
Salaries and wages	16,507	0.4	10,700	0.3	5,807	54.3
Depreciation and amortization	956	—	669	—	287	42.9
Operating income (loss)	(2,158)	—	2,880	0.1	(5,038)	NM
Interest income	6,969	0.2	4,079	0.1	2,890	70.9
Interest expense	(2,563)	(0.1)	(1,912)	(0.1)	651	34.0
Other income (expense), net	408	—	(451)	—	859	190.5
Unrealized gain (loss) on foreign exchange	3,293	0.1	(2,076)	(0.1)	5,369	NM
Income before provision for income taxes	5,949	0.1	2,520	0.1	3,429	NM
Provision for income taxes	2,845	0.1	270	—	2,575	953.7
Net income from continuing operations	3,104	0.1	2,250	0.1	854	NM
Income (loss) from discontinued operations, net of tax	94	—	(867)	—	961	110.8
Net income	3,198	0.1	1,383	—	1,815	NM
Less: Net income attributable to the non-controlling interests	(1,020)	—	(787)	—	(233)	29.6
Net income attributable to Spectrum Group International, Inc.	$2,178	—%	$596	—%	$1,582	NM

			Increase/	% of Increase/
	2011	2010	(decrease)	(decrease)
Basic and diluted income (loss) per share:
Basic - continuing operations	$0.06	$0.05	$0.01	NM
Basic - discontinued operations	$—	$(0.03)	$0.03	NM
Diluted - continuing operations	$0.06	$0.04	$0.02	NM
Diluted - discontinuing operations	$—	$(0.03)	$0.03	NM
Basic - attributable to Spectrum Group International, Inc.	$0.06	$0.02	$0.04	NM
Diluted - attributable to Spectrum Group International, Inc.	$0.06	$0.01	$0.05	NM

Weighted average shares outstanding
Basic	32,645	32,394
Diluted	32,992	32,906

NM - not meaningful

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See note 2 of the notes to condensed consolidated financial statements.

(2)
The 2010 condensed consolidated statement of operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to our reported net income. See note 1 of the notes to consolidated financial statements.

Revenues and Gross Profit
Revenues for the three months ended December 31, 2011 increased $415.7 million, or 24.2%, to $2.13 billion from $1.71 billion in the comparable period last year. Revenues for the six months ended December 31, 2011 increased $1.18 billion, or 36.7%, to $4.39 billion from $3.21 billion in the comparable period last year. Trading revenues increased $435.2 million, or 26.3%, for the three months ended December 31, 2011 and increased $1.17 billion, or 37.8% for the six months ended December 31, 2011. Our Collectible segment revenues decreased $19.6 million or 33.1% for the three months ended December 31, 2011 and increased $4.6 million, or 4.3%, for the six months ended December 31, 2011. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the three months ended December 31, 2011 decreased $4.6 million or 29.5% to $11.1 million, or a gross profit margin of 0.5%, from $15.7 million, or a gross profit margin of 0.9% in 2010. We experienced a decrease in gross profit of $5.5 million, or 58.7%, to $3.9 million, or a gross profit margin of 9.9%, in our Collectibles segment, while our Trading segment gross profit increased by $0.9 million, or 14.4%, to $7.2 million, or a gross profit margin of 0.3% for the three months ended December 31, 2011.
Our gross profit for the six months ended December 31, 2011 increased $7.9 million to $32.4 million, or a gross profit margin of 0.7%, from $24.5 million, or a gross profit margin of 0.8% in 2010. Our Trading and Collectibles segments contributed to this increase, with individual increases of $5.7 million and $2.2 million in gross profit during this period. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses increased $1.7 million, or 31.3%, to $7.0 million for the three months ended December 31, 2011 from $5.4 million in 2010. For the six month period ended December 31, 2011, general and administrative expenses increased $4.8 million, or 46.5% to $15.0 million from $10.2 million in 2010. This is partially attributable to our acquisition of Stack's which added additional general and administrative expenses this quarter as compared to the same quarter last year. Our general and administrative expenses also increased from our efforts to expand our overall business.
During the three months ended December 31, 2011, we recorded a $2.1 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. Refer to notes 4 and 12 to the accompanying condensed consolidated financial statements for further information.
Salaries and wages increased $2.3 million, or 40.3%, to $8.0 million for the three months ended December 31, 2011 from $5.7 million when compared to the same period in 2010 . For the six month period ended December 31, 2011, salaries and wages increased $5.8 million to $16.5 million from $10.7 million in 2010. The increase in salaries and wages was primarily the result of increased headcount when compared to last year.
Depreciation and amortization expense increased $0.2 million or 46.2% to $0.5 million for the three months ended December 31, 2011 from $0.4 million and increased $0.3 million, or 42.9%, to $1.0 million for the six months ended December 31, 2011 from $0.7 million when compared to the same periods in 2010. The increases are a result of acquisitions of intangible assets and the purchase of the McGaw building.
Interest Income
Interest income increased by $1.0 million, or 41.5%, to $3.3 million for the three months ended December 31, 2011 from $2.3 million and increased $2.9 million, or 70.9%, to $7.0 million for the six months ended December 31, 2011 from $4.1 million when compared to the same periods in 2010. The increase was due to the Trading segment's increases in its financing and liquidity service business.
Interest Expense
Interest expense for the three months ended December 31, 2011 increased $0.2 million, or 15.6% to $1.3 million for the three months ended December 31, 2011 from $1.1 million for the same period in 2010. Interest expense for the six months ended December 31, 2011 increased $0.7 million, or 34.0% to $2.6 million for the six months ended December 31, 2011 from $1.9 million for the same period in 2010. These increases were related primarily to our increased usage of our Trading segment's line of credit (the "Trading Facility") as well as our Collectibles line of credit (the "Collectibles Facility"). Both our Trading and Collectible segment utilize their lines of credit extensively for working capital requirements. For the six months ended December 31, 2011, our consolidated average debt balance was approximately $128.4 million, excluding the debt on the mortgage on the McGaw building totaling $6.5 million, compared to $80.6 million for the same period in 2010. The increase in interest expense was due primarily to higher usage of its credit line as business volumes increased both within the Trading and Collectibles segments.
Net Other Income (Expenses)
Net other income (expenses) for the three months ended December 31, 2011 increased by $1.4 million to $1.0 million income from $0.4 million expense in 2010. Net other income (expenses) for the six months ended December 31, 2011 increased by $0.9 million to $0.4 million income from $0.5 million expense in 2010. Changes for the three and six month periods were the result of various miscellaneous items.
Provision for Income Taxes (Income Tax Benefit)
Our provision for income taxes (income tax benefit) on continuing operations was approximately $2.8 million and $0.3 million for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate for the six months ended December 31, 2011 and 2010 was approximately 47.80% and 16.30%, respectively. The Company's effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials. During the six months ended December 31, 2010, the Company's effective tax rate was also impacted by changes in the valuation allowance for deferred tax assets.
Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Some of the Company's net operating loss carry-forwards are set to expire beginning June 30, 2016, which may impact the Company's effective tax rate in future periods. Our effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased by $1.0 million, or 185.5%, to $0.4 million loss for the three months ended December 31, 2011 from $0.5 million income in 2010. The decrease is primarily due to the addition in January 2011 of a non-controlling interest in Stack's-Bowers Numismatics, LLC, which suffered a net loss during the three months ended December 31, 2011, as well as lower net profits in our Trading segment, which is 20%-owned by Auctentia. Net income attributable to non-controlling interests increased $0.2 million, or 29.6%, to $1.0 million income for the six months ended December 31, 2011 from $0.8 million income in 2010. The change was primarily due to higher profits in our Trading segment, which is 20%-owned by Auctentia, and was partially offset by a net loss attributable to the new non-controlling interest in Stacks-Bowers Numismatics, LLC.
Net Income
Net income attributable to Spectrum Group International, Inc. decreased $5.6 million, or 121.7%, to $1.0 million loss for the three months ending December 31, 2011 from net income of $4.6 million for the same period in 2010. The decrease is due primarily to net losses in our collectibles business as well as lower net profits in our Trading business. For the six month period, net income attributable to Spectrum Group International, Inc. increased $1.6 million, or 265.4%, to $2.2 million from $0.6 million in 2010. A factor contributing to the six month increase was strong first quarter results within our Trading and Collectibles segments. Also impacting our results for the six months ended December 31, 2011, was a $3.3 million in unrealized gain on foreign currency translation adjustment. This non-cash unrealized foreign currency loss directly relates to the translation of intercompany loans between Spectrum Group International, Inc. and its wholly owned international subsidiaries from Euros to USD in the condensed consolidated financial statements.
Earnings (Loss) per Share
For the three month period ended December 31, 2011, basic and diluted earnings per share from continuing operations decreased $0.19 to $(0.03) from $0.16 in 2010. For the six month period ending December 31, 2011, basic earnings per share from continuing operations increased $0.01 to $0.06 from $0.05, while diluted earnings per share from continuing operations increased $0.02 to $0.06 from $0.04 in 2010. The change in both basic and diluted earnings per share was primarily due to changes in our net income.
Trading Operations
The operating results of our Trading segment for the three months ended December 31, 2011 and 2010 are as follows:

		% of		% of	$	%
In thousands	2011	revenue	2010	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$2,090,527	100.0%	$1,655,313	100.0%	$435,214	26.3%
Gross profit	7,202	0.3	6,295	0.4	907	14.4
General and administrative expenses	1,451	—	839	0.1	612	72.9
M.F. Global, Inc. loss provision	2,094	0.1	—	—	2,094	NM
Salaries and wages	2,881	0.1	2,037	0.1	844	41.4
Depreciation and amortization	181	—	168	—	13	7.7
Operating income	$595	—%	$3,251	0.2%	$(2,656)	(81.7)%

The operating results of our Trading segment for the six months ended December 31, 2011 and 2010 are as follows:

		% of		% of	$	%
In thousands	2011	revenue	2010	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$4,281,113	100.0%	$3,106,167	100.0%	$1,174,946	37.8%
Gross profit	15,684	0.4	9,947	0.3	5,737	57.7
General and administrative expenses	2,529	—	1,739	0.1	790	45.4
M.F. Global, Inc. loss provision	2,094	—	—	—	2,094	NM
Salaries and wages	5,554	0.1	3,503	0.1	2,051	58.5
Depreciation and amortization	354	—	329	—	25	7.6
Operating income	$5,153	0.1%	$4,376	0.1%	$777	17.8%

Trading Revenues
Our Trading segment revenues increased by $435.2 million, or 26.3%, to $2.09 billion for the three months ended December 31, 2011 from $1.66 billion in 2010. For the six month period, our Trading segment revenues increased $1.17 billion, or 37.8%, to $4.28 billion from $3.11 billion. The increases in revenue for the three and six months was due to an increase in precious metal prices in the current year.
Gross Profit
Gross profit in our Trading segment for the three months ended December 31, 2011 increased by $0.9 million or 14.4%, to $7.2 million in December 31, 2011 from $6.3 million in 2010. Gross profit in our Trading segment for the six months ended December 31, 2011 increased by $5.7 million or 57.7%, to $15.7 million from $9.9 million in 2010. The increase was primarily due to higher precious metal prices in the current three and six month period when compared to the same period last year.  Gross profit from our finance activities in our Trading segment increased during the three and six month period resulting in an increase in our storage fees related to the continued expansion of finance and liquidity services offered by our Trading business.  As our finance and liquidity service business increases, charges related to holding physical metals increases, impacting our cost of goods sold.  The interest income directly attributable to our finance and liquidity service business is shown in the Interest Income line on our Condensed Consolidated Statement of Operations. Interest income for the three months ended December 31, 2011 increased $1.0 million to $3.3 million from $2.3 million and increased $2.9 million to $7.0 million for the six months ended December 31, 2011 from $4.1 million when compared to the same periods in 2010.
General and Administrative Expenses
General and administrative expenses in our Trading segment increased by $0.6 million to $1.5 million for the three months ended December 31, 2011 from $0.8 million when compared to 2010. For the six months ended December 31, 2011, general and administrative expenses in our Trading segment increased $0.8 million, or 45.4% to $2.5 million from $1.7 million. The increase is attributable to various miscellaneous items.
M.F. Global, Inc. Loss Provision
During the three months ended December 31, 2011, we recorded a $2.1 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. Refer to notes 4 and 12 to the accompanying condensed consolidated financial statements for further information.
Salaries and Wages
Salaries and wages in our Trading segment increased by $0.8 million, or 41.4% to $2.9 million from $2.0 million for the three months ended December 31, 2011 as compared to the same period in 2010. For the six months ended December 31, 2011, salaries and wages in our Trading segment increased $2.1 million, or 58.5%, to $5.6 million from $3.5 million in 2010. This was due primarily to relocation and retention of a new employee as well as higher levels of contractual performance-based compensation expense in the three and six month periods ended December 31, 2011 when compared to the same period last year.
Depreciation and Amortization

Depreciation and amortization in our Trading segment for the three and six months ended December 31, 2011 was consistent with the prior year.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended December 31, 2011 and 2010 are as follows:

	2011		2010 (1)(2)		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$39,480	100.0%	$59,037	100%	$(19,557)	(33.1)%
Revenues by Collectible Type:
Numismatics	$35,902	90.9%	$52,404	88.8%	$(16,502)	(31.5)%
Philatelic	$2,216	5.6%	$4,112	7.0%	$(1,896)	(46.1)%
Wine	1,362	3.5	2,521	4.2	(1,159)	(46.0)
	$39,480	100.0%	$59,037	100.0%	$(19,557)	(33.1)%

The revenues in our operations by collectible type for the six months ended December 31, 2011 and 2010 are as follows:

	2011		2010 (1)(2)		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$111,677	100.0%	$107,045	100%	$4,632	4.3%
Revenues by Collectible Type:
Numismatics	$103,179	92.4%	$99,198	92.7%	$3,981	4.0%
Philatelic	$5,908	5.3%	$4,760	4.4%	$1,148	24.1%
Wine	2,590	2.3	3,087	2.9	(497)	(16.1)
	$111,677	100.0%	$107,045	100.0%	$4,632	4.3%

(1)
On December 1, 2010, we executed an agreement to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA") for $325,000. We recorded an expense of $262,570 to write the net assets down to their net realizable value at December 31, 2010. The transaction closed on January 31, 2011. In accordance with the provisions of ASC 205 Presentation of Financial Statements, the results of GMA are now presented as discontinued operations for all periods presented in the condensed consolidated financial statements. Please see note 2 of the accompanying condensed consolidated financial statements for further discussion.

(2)
The 2010 condensed consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to our reported net income. See further discussion at note 1 to the accompanying condensed consolidated financial statements.

Collectibles Revenue
Our Collectible segment revenues decreased by $19.6 million, or 33.1%, to $39.5 million for the three months ended December 31, 2011 from $59.0 million in 2010. For the three month period, our collectibles group experienced revenue decline due to timing of its auctions. We changed the auction calendar resulting in fewer auctions during the second quarter compared to the previous quarter for the comparable period. Furthermore, in the second quarter of last fiscal year, we had a special auction in Hong Kong from a special consignment. There was no special auction for the second quarter of current fiscal year. Revenues also were negatively impacted by a continued decline in our U.S. Philatelic auction business due to our contraction of this unit. During the second quarter of fiscal 2011, we decided to contract our U.S. Philatelic business by decreasing the number of auctions held in the United States. We also shifted the management of our U.S. Philatelic business to Europe where we have operational efficiencies and a stronger philatelic presence which should help our U.S. Philatelic operations going forward. For the six month period ended December 31, 2011, Collectible segment revenues increased by $4.6 million, or 4.3%, to $111.7 million from $107.0 million in 2010. This was due to strong first quarter sales primarily associated with the acquisition of Stack's and strong auction results in August. Overall revenues were positively impacted by approximately $2.9 million due to a change in when we recognize revenue in our wholesale business and our auction business, respectively (as discussed in more detail below).
Through September 30, 2010, our Collectibles segment recognized revenue upon the receipt of cash. In the second and third quarters of Fiscal 2011, we made a number of operational changes which allowed us to revise the point in time when revenue is recognized for the Collectibles segment. Specifically, our Collectibles segment improved its documentation and credit policies over customer acceptance, pervasive evidence of an arrangement, fixed or determinable sales prices and reasonable assurance of collectability, requirements under ASC 605 Revenue Recognition. As a result of the improvements above, effective January 1, 2011, for auctions of consigned product, revenue is recognized upon delivery of the related service elements. The first service element in the auction of consigned product consists of cataloging, appraising, preparation and performance of the auction. Revenue related to this element is recognized upon completion of the auction. The second service element relates to the processing, packaging and delivery of the consigned product and the collection of the sales consideration on behalf of the consignor. Revenue related to this element is recognized upon cash receipt from the purchaser, which generally coincides with delivery of the consigned product to the purchaser. Auction revenue accrued at the close of auction (buyer and seller commissions) which is in excess of the revenue recognized for the delivery of the first element is deferred until the second element is delivered. In accordance with ASC 605, value has been assigned to each element based upon the estimated selling price of the element as a result of the lack of reliable vendor specific objective evidence or third-party evidence of the selling price. For auctions of owned product, revenue is recognized when title of the product passes to the customer which is generally upon shipment, which, based on our operational policies, usually occurs when the sales consideration is collected. As a result of the improvements above, effective October 1, 2010, Spectrum Numismatics International (“SNI”), our wholesale component of the Collectible segment commenced recognition of revenue upon the transfer of title to the customer, which generally occurs upon delivery.
The operating results of our Collectibles segment for the three months ended December 31, 2011 and 2010 are as follows:

		% of		% of	$	%
in thousands	2011	revenue	2010 (1)(2)	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$39,480	100.0%	$59,037	100.0%	$(19,557)	(33.1)%
Gross profit	3,894	9.9	9,436	16.0	(5,542)	(58.7)
General and administrative expenses	4,407	11.2	3,356	5.7	1,051	31.3
Salaries and wages	3,755	9.5	2,997	5.1	758	25.3
Depreciation and amortization	303	0.8	179	0.3	124	69.3
Operating income (loss)	$(4,571)	(11.6)%	$2,904	4.9%	$(7,475)	(257.4)%
The operating results of our Collectibles segment for the six months ended December 31, 2011 and 2010 are as follows:

		% of		% of	$	%
in thousands	2011	revenue	2010 (1)(2)	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$111,677	100.0%	$107,045	100.0%	$4,632	4.3%
Gross profit	16,720	15.0	14,545	13.6	2,175	15.0
General and administrative expenses	9,642	8.6	6,100	5.7	3,542	58.1
Salaries and wages	8,364	7.5	5,792	5.4	2,572	44.4
Depreciation and amortization	551	0.5	328	0.3	223	68.0
Operating income (loss)	$(1,837)	(1.6)%	$2,325	2.2%	$(4,162)	(179.0)%

(1)	Adjusted to reflect Greg Martin Auctions, Inc. ("GMA") as discontinued operations. See Note 2 of the Notes to Consolidated Financial Statements.

(2)
The 2010 consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to our reported net income. See further discussion at Note 1 to the consolidated financial statements.

Gross Profit
Gross profit in our Collectibles segment for the three months ended December 31, 2011 decreased by $5.5 million or 58.7%, to $3.9 million in December 31, 2011 from $9.4 million in 2010. The main drivers of the decrease were fewer auctions scheduled in this quarter and we sold a higher percentage of certain lower margin numismatic materials, which impacted the gross margin. Gross profit in our Collectibles segment for the six months ended December 31, 2011 increased $2.2 million, or 15.0% to $16.7 million from $14.5 million in 2010. This increase was due to strong summer results within our coin, oversees stamp and wine auction businesses which are higher margin businesses than our wholesale business. Further positively impacting gross profits was our acquisition of Stack's, LLC.
General and Administrative Expense
General and administrative expenses in our Collectibles segment increased by $1.1 million, or 31.3% to $4.4 million for the three months ended December 31, 2011 from $3.4 million in 2010. For the six months ended December 31, 2011, general and administrative expenses in our Collectibles segment increased $3.5 million, or 58.1%, to $9.6 million from $6.1 million in 2010. The increases are partially due to our acquisition of Stack's. The remainder of the increases are due to our efforts to grow our overall business.
Salaries and Wages
Salaries and wages in our Collectibles segment increased by $0.8 million, or 25.3%, to $3.8 million from $3.0 million for the three months ended

December 31, 2011. For the six months ended December 31, 2011, salaries and wages in our Collectibles segment increased $2.6 million to $8.4 million from $5.8 million in 2010. The primary reason for the increase was additional head count related to our acquisition of Stacks.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment for the three months ended December 31, 2011 increased by $0.1 million, or 69.3%, to $0.3 million from $0.2 million in 2010. For the six months ended December 31, 2011, depreciation and amortization in our Collectibles segment increased $0.2 million, or 68.0%, to $0.6 million from $0.3 million. The increases were related to depreciable assets and definite-lived intangibles we purchased via our acquisition of Stack's.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the six months ended December 31, 2011 and 2010:

in thousands	2011	2010
		(as adjusted)
Cash provided by (used in) operating activities — continuing operations	$26,273	$(52,582)
Cash provided by operating activities — discontinued operations	109	(914)
Cash provided by (used in) operating activities	$26,382	$(53,496)
Cash provided by (used in) investing activities — continuing operations	$(1,695)	$4,532
Cash (used in) investing activities — discontinued operations	(109)	—
Cash provided by (used in) investing activities	(1,804)	4,532
Cash provided by (used in) financing activities	$(13,590)	$64,300
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities from continuing operations provided a source of $26.3 million in cash for the six months ended December 31, 2011 versus a use of cash of $52.6 million for the six months ended December 31, 2010. A primary source of cash in our operating cash flows was the impact of $4.1 million, $36.6 million, $10.5 million, $64.0 million and $1.7 million of accounts receivable and consignor advances from our collectibles operations, inventory, liabilities on borrowed metals, accounts payable, accrued expenses and other liabilities, and income taxes payable/receivable. This was offset by uses of cash of $94.2 million and $0.7 million in receivables and secured loans from our trading operations and settlement of litigation. Cash flows provided by operating activities related to discontinued operations was $0.1 million for three months ended December 31, 2011. Primary uses of cash in 2010 operating cash flows include $25.6 million, $5.4 million, $31.9 million, $1.1 million, $30.7 million and $2.7 million associated with changes in receivables and secured loans from our trading operations, accounts receivable and consignor advances from our collectibles operations, inventory, prepaid expenses and other assets, liabilities on borrowed metals, and settlement of litigation. These sources of cash were partially offset by the impact of $2.1 million and $39.3 million related to unrealized losses from foreign currency and an increase in accounts payable, accrued expenses, and other liabilities.
Our investing activities from continuing operations used cash in the six months ended December 31, 2011 of $1.7 million versus a source of cash of $4.5 million in the six months ended December 31, 2010. Primary uses of cash in the six months ended December 31, 2011 were $2.3 million and $0.1 million in capital expenditures for property and equipment for our new corporate headquarters and purchases of marketable securities, which were partially offset by an increase in restricted cash of $0.6 million. Cash flows used in investing activities related to discontinued operations was $0.1 million during the six months ended December 31, 2011 and are primarily associated with the disposition of the remaining assets of GMA. Our investing activities in the six months ended December 31, 2010 provided cash of $4.5 million, which was primarily as a result of the maturity of short-term certificates of deposits and sale of marketable securities during the period of $5.0 million, which was partially offset by $0.5 million in capital expenditures for property and equipment.
Our financing activities used $13.6 million in cash for the six months ended December 31, 2011 versus a source of cash of $64.3 million for the same period last fiscal year. The main contributing factor of the decrease was due to a cash net repayments to our line of credit in the amount of $13.5 million for the six months ended December 31, 2011 compared to net borrowings of $66.8 million, which were partially offset by $2.5 million of distributions paid to non-controlling interests in the six months ended December 31, 2010.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $163.0 million including a sub-facility for letters of credit up to a maximum of the credit facility. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.28% and 0.19% as of December 31, 2011 and June 30, 2011, respectively. Borrowings are due on demand and totaled $115.5 million and $129.5 million for lines of credit and $7.0 million and $7.0 million for letters of credit at December 31, 2011 and at June 30, 2011, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $43.0 million and $23.5 million at December 31, 2011 and June 30, 2011, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $20.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at December 31, 2011 were $41.6 million and $69.6 million, respectively. Our ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $21.9 million and $11.4 million at December 31, 2011 and at June 30, 2011, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $7.0 million and $7.0 million at December 31, 2011 and at June 30, 2011, respectively.

We and our wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), Bowers and Merena Auctions, LLC ("Bowers"), and Teletrade, Inc. ("Teletrade"), have a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by us. Our obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change), plus a margin.

Separately, A-Mark, our precious metals trading subsidiary, has a line of credit with this lender totaling $18.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $20.0 million with respect to this lender. As of December 31, 2011, the total amount borrowed with this lender was $18.0 million, which consisted of $12.5 million by A-Mark and $5.5 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2011 were $2.0 million. As of June 30, 2011, the total amount borrowed was $16.0 million, $4.0 million by SNI and $12.0 million by A-Mark.

Contractual Obligations, Contingent Liabilities, and Commitments

We manage the value of certain specific assets and liabilities of our trading business, including trading inventories (see Note 10 in the accompanying condensed consolidated financial statements included elsewhere in this document), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of our trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
Our trading inventories and purchase and sale transactions consist primarily of precious metal bearing products. The value of these assets and liabilities are linked to the prevailing price of the underlying precious metals. Our precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets. Inventories purchased or borrowed by us are subject to price changes. Inventories borrowed are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
Open purchase and sale commitments are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). We seek to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.
Our policy is to substantially hedge our inventory position, net of open purchase and sales commitments, that is subject to price risk. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of its physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center.
We set credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with us. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 4 and 7 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and six months ended December 31, 2011 and 2010 were $40.2 million and $9.9 million, $(30.5) million and $(35.2) million, respectively.
At December 31, 2011 and June 30, 2011, we had outstanding purchase and sale commitments arising in the normal course of business totaling $604.8 million and $490.8 million and $225.4 million and $214.4 million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $146.6 million and $123.7 million and $277.8 million and $237.3 million, respectively. We use forward contracts and futures contracts to protect our inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2011 are scheduled to settle within 90 days.
We believe that our current cash and cash equivalents, marketable securities, Trading and Collectibles Credit Facilities, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Certain of our foreign subsidiaries have nominal statutory restricted capital requirements. Our liquidity could be impacted by the potential adverse outcomes, if any, relating to its open contingent matters, including an ongoing Internal Revenue Service examination, a foreign tax inspection, certain litigation as described in Item 3: Legal Proceedings of the June 30, 2011 Report on Form 10-K filed on September 22, 2011, and the matter described herein in Note 12; Commitments and Contingencies.

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended December 31, 2011, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2011. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2011 Annual Report on Form 10-K, and in Note 16 to the Notes to Consolidated Financial Statements in our 2011 Annual Report, which are incorporated into this filing by reference. There have been no material developments in those legal proceedings since the date of our 2011 Annual Report, except for the matter disclosed in Note 12 to the condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2011 Annual Report, which are incorporated by reference into this filing, except as follows:
As more fully described in note 12 to notes to condensed consolidated financial statements, approximately $20.3 million of equity (the “MFGI Equity”) in our account at M.F. Global, Inc. (“MFGI”), of which approximately $17 million represented margin, was effectively frozen by the pendency of MFGI's bankruptcy proceedings.
In December 2011, we received $14.6 million (or 72%) of our MFGI Equity pursuant to a bulk transfer approved by the Bankruptcy Court. We have filed a claim in the bankruptcy proceedings for the remaining $5.7 million.
We cannot anticipate the exact timing or the amount of any payment on its claim since it is dependent on the trustee's investigation and the recovery of funds. We reasonably expect the funds to be received within a 12-month period.
There have been press reports of a possible shortfall in the segregated customer accounts at MFGI. We have accrued $2.1 million as of December 31, 2011 as a reserve against this potential loss (See note 4 to the accompanying condensed consolidated financial statements). We do not currently believe that our inability to access the balance of the MFGI Equity will have any material adverse impact on our liquidity position.

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

Date:	February 13, 2012	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2012
Gregory N. Roberts

/s/ Paul Soth	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 13, 2012
Paul Soth