Form 10-Q
period 2012-03-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2012-05-14
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

Number of shares outstanding of each of the issuer’s classes of common stock as of May 10, 2012 :
32,723,155 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2012

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31,	June 30,
	2012	2011 (1)

ASSETS
Current assets:
Cash and cash equivalents	$36,128	$24,181
Short-term investments and marketable securities	1,000	1,151
Receivables and secured loans, net — trading operations	103,279	93,895
Accounts receivable and consignor advances, net — collectibles operations	32,672	29,647
Inventory, net	183,453	186,111
Prepaid expenses and other assets	3,610	4,091
Deferred tax assets	2,246	2,246
Current assets of discontinued operations	—	228
Total current assets	362,388	341,550
Property and equipment, net	12,544	10,937
Goodwill	7,013	7,026
Other purchased intangibles, net	7,616	8,240
Restricted cash	528	1,121
Income tax receivables	2,637	2,637
Other assets	501	306
Non-current assets of discontinued operations	—	10

Total assets	$393,227	$371,827
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$60,490	$83,867
Liability on borrowed metals	26,137	11,384
Obligation under product financing arrangement	18,314	—
Accrued expenses and other current liabilities	13,622	16,204
Accrued litigation settlement	—	755
Income taxes payable	1,406	2,460
Lines of credit	150,399	134,891
Debt obligations, current portion	153	146
Current liabilities of discontinued operations	—	23

Total current liabilities	270,521	249,730

Deferred and other long term tax liabilities	10,967	11,785
Debt obligations, net of current portion	6,603	6,689
Other long-term liabilities	52	—
Total liabilities	288,143	268,204
Commitments, contingencies and subsequent events
Redeemable non-controlling interest	167	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 32,724 and 32,537 at March 31, 2012 and June 30, 2011, respectively	327	325
Additional paid-in capital	242,305	241,917
Accumulated other comprehensive income	8,034	9,867
Accumulated deficit	(159,281)	(160,838)

Total Spectrum Group International, Inc. stockholders’ equity	91,385	91,271
Non-controlling interest	13,532	12,352
Total stockholders’ equity	104,917	103,623
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$393,227	$371,827

(1)	The condensed consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K.
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2012	March 31, 2011 (1)	March 31, 2012	March 31, 2011 (1)
		(as restated)		(as restated)
Revenues:
Sales of precious metals	$1,816,231	$1,542,653	$6,097,344	$4,648,820
Collectibles revenues:
Sales of inventory	40,239	61,808	134,834	157,816
Auction services	6,929	7,884	24,011	18,922
Total revenue	1,863,399	1,612,345	6,256,189	4,825,558
Cost of sales:
Cost of precious metals sold	1,810,664	1,534,249	6,076,093	4,630,469
Cost of collectibles sold	38,854	58,315	129,558	148,913
Auction services expense	1,113	1,531	5,366	3,441
Total cost of sales	1,850,631	1,594,095	6,211,017	4,782,823
Gross profit	12,768	18,250	45,172	42,735
Operating expenses:
General and administrative	6,532	6,407	21,537	16,643
M.F. Global, Inc. loss provision	—	—	2,094	—
Salaries and wages	7,856	7,556	24,363	18,256
Depreciation and amortization	557	494	1,513	1,162
Total operating expenses	14,945	14,457	49,507	36,061
Operating income (loss)	(2,177)	3,793	(4,335)	6,674
Interest and other income (expense):
Interest income	3,235	2,617	10,204	6,696
Interest expense	(1,326)	(1,156)	(3,889)	(3,068)
Other income (expense), net	46	(14)	454	(465)
Unrealized gain (loss) on foreign exchange	(880)	(1,793)	2,413	(3,869)
Total interest, other (expense) income, foreign exchange gain (loss)	1,075	(346)	9,182	(706)
Income (loss) from continuing operations before provision for income taxes	(1,102)	3,447	4,847	5,968
Provision for income taxes (income tax benefit)	(619)	448	2,226	771
Income (loss) from continuing operations	(483)	2,999	2,621	5,197
Income (loss) from discontinued operations, net of tax	—	(152)	94	(966)
Net income (loss)	(483)	2,847	2,715	4,231
Less: net income attributable to the non-controlling interests	(138)	(305)	(1,158)	(1,092)
Net income (loss) attributable to Spectrum Group International, Inc.	$(621)	$2,542	$1,557	$3,139

Basic and diluted income (loss) per share:
Basic - continuing operations	$(0.02)	$0.08	$0.04	$0.13
Basic - discontinued operations	$—	$—	$0.01	$(0.03)
Diluted - continuing operations	$(0.02)	$0.08	$0.04	$0.12
Diluted - discontinued operations	$—	$—	$0.01	$(0.03)
Basic - attributable to Spectrum Group International, Inc.	$(0.02)	$0.08	$0.05	$0.10
Diluted - attributable to Spectrum Group International, Inc.	$(0.02)	$0.08	$0.05	$0.09

Weighted average shares outstanding
Basic	32,723	32,468	32,659	32,422
Diluted	32,723	33,169	32,902	33,089

(1)
The 2011 Condensed Consolidated Statement of Operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to the Company's reported net income. See Note 1 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests (1)	Total Stockholders’ Equity
Balance, June 30, 2011	32,537	$325	$241,917	$9,867	$(160,838)	$91,271	$12,352	$103,623
Comprehensive income (loss):
Net income (loss)	—	—	—	—	1,557	1,557	1,186	2,743
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	(1,833)	—	(1,833)	—	(1,833)
Comprehensive income (loss)	—	—	—	—	—	(276)	1,186	910
Share based compensation	—	—	430	—	—	430	—	430
Issuance of common stock for restricted stock grants	184	2	(2)	—	—	—	—	—
Exercise of stock options	3	—	5	—	—	5	—	5
Distribution paid to non-controlling interest	—	—	(45)	—	—	(45)	—	(45)
Final distribution to Winter's Game Bullion non-controlling interest	—	—	—	—	—	—	(6)	(6)
Balance, March 31, 2012	32,724	$327	$242,305	$8,034	$(159,281)	$91,385	$13,532	$104,917

(1) Net income attributable to non-controlling interests excludes $28,000 relating to redeemable non-controlling interests which is reflected in temporary equity as of March 31, 2012.

See accompanying notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$2,715	$4,231
(Income) loss from discontinued operations, net of tax	(94)	966
Income from continuing operations	2,621	5,197
Adjustments to reconcile income from continuing operations to net cash used in operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	(2,413)	3,869
Depreciation and amortization	1,513	1,131
Impairment of intangible assets	—	30
Provision for bad debts	2,980	74
Provision for inventory reserve	485	270
Share based compensation	430	467
Loss on abandonment of property and equipment	90	—
Changes in assets and liabilities:
Receivables and secured loans	(11,478)	(29,268)
Accounts receivable and consignor advances	(4,445)	(21,631)
Inventory	2,130	(61,179)
Prepaid expenses and other assets	408	(2,448)
Liabilities on borrowed metals	14,753	(28,256)
Obligation under product financing arrangement	18,314	—
Accounts payable, accrued expenses and other liabilities	(25,513)	76,917
Income taxes receivable/payable	(713)	379
Deferred taxes and other long-term tax liabilities	258	105
Accrued litigation settlement	(755)	(2,697)
Net cash used in operating activities — continuing operations	(1,335)	(57,040)
Net cash provided by (used) in operating activities — discontinued operations	109	(996)
Net cash used in operating activities	(1,226)	(58,036)
Cash flows from investing activities:
Capital expenditures for property and equipment	(2,651)	(819)
Cash paid for acquisition, net of cash received	—	(2,760)
Maturity of short term investments	68	4,711
Change in restricted cash	593	—
Disposition of Greg Martin Auctions, Inc.	109	—
Net cash provided by (used in) investing activities — continuing operations	(1,881)	1,132
Net cash provided by (used in) investing activities — discontinued operations	(109)	125
Net cash provided by (used in) investing activities	(1,990)	1,257
Cash flows from financing activities:
Borrowings under lines of credit, net	15,508	53,600
Repayments on notes payable	(79)	—
Taxes paid on behalf of employees with respect to vesting of restricted shares	—	(151)
Contribution from non-controlling interest	195	—
Distributions paid to non-controlling interest	(51)	—
Dividends paid to non-controlling interest	—	(2,500)
Proceeds from exercise of stock options	5	—
Net cash provided by financing activities	15,578	50,949
Effects of exchange rate changes on cash	(415)	346
Net increase (decrease) in cash and cash equivalents	11,947	(5,484)
Cash and cash equivalents, beginning of period	24,181	22,320
Cash and cash equivalents, end of period	$36,128	$16,836
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$3,486	$707
Income taxes	$2,864	$2,128
Non-cash investing and financing activities:
Accrued purchase consideration	$—	$302
Sale of Greg Martin Auctions, Inc.	$—	$200
Acquisition of Stack's Bowers Numismatics, LLC	$—	$3,498

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements reflect the financial condition, results of operations, and cash flows of Spectrum Group International, Inc. (the “Company” or “SGI”) and its subsidiaries, and were prepared utilizing accounting principles generally accepted in the United States (“U.S. GAAP”). The Company conducts its operations in two reportable segments: Trading and Collectibles. Each of these reportable segments represent an aggregation of various operating segments that meet the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”).
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2012 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2011 (the “2011 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2011 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2011 Annual Report.
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

Restricted Cash

During the fourth quarter of 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1,121,000 of cash in escrow consisting of $768,000 for building improvements and a leasing reserve totaling $353,000. As of March 31, 2012, the Company had remaining restricted cash of $528,000, consisting of $282,000 for building improvements and $246,000 for leasing reserve. The Company had spent $500,000 of the restricted cash for building improvements during the nine months ended March 31, 2012 and added $14,000 for the Henkel building improvement.

Discontinued Operations

Greg Martin Auctions, Inc.
Through January 2011, the Company's wholly owned subsidiary, Greg Martin Auctions, Inc. (“GMA”), operated as an auction house offering antique guns, and armor. On December 1, 2010, the Company executed an agreement to sell certain assets of GMA to a third party for $325,000. The transaction closed on January 31, 2011.
GMA generated revenue totaling $0 and $12,000 for the three and nine months ended March 31, 2012 and $397,000 and $1.2 million for the three and nine months ended March 31, 2011. See Note 2 for further information.
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

The Company assessed the impact of the corrections of these errors on previously reported numbers and concluded that such adjustments are immaterial to the condensed consolidated financial statements and segment financial data for such periods, both individually and in the aggregate. In reaching this conclusion, management of the Company considered both the quantitative and qualitative characteristics of the adjustments.
The impact of the identified adjustments was limited to the condensed consolidated statement of operations and did not impact operating income, net income and net income per share attributable to Spectrum Group International, Inc. Accordingly, the Company will not amend its previously filed March 31, 2011 (third quarter of fiscal year 2011) report filed on Form 10-Q. The adjustment to the three and nine months ended March 31, 2011 primarily resulted in a net increase in Collectibles sales of inventory and an equal net increase in Collectibles cost of sales of inventory of $2.7 million and $10.0 million, respectively.
The following table presents the nature and extent of the corrections to the Company's condensed consolidated statement of operations for the three months ended March 31, 2011:

	Three Months ended March 31, 2011
in thousands	As Originally Reported	Adjustment (1)	As Corrected
Revenues:
Sales of precious metals	$1,542,653	$—	$1,542,653
Collectibles revenues:
Sales of inventory	59,089	2,719	61,808
Auction services	7,884		7,884
Total revenue	1,609,626	2,719	1,612,345
Cost of sales:
Cost of precious metals sold	1,534,249	—	1,534,249
Cost of collectibles sold	55,596	2,719	58,315
Auction services expense	1,531	—	1,531
Total cost of sales	1,591,376	2,719	1,594,095
Gross profit	18,250	—	18,250
Operating expenses:
General and administrative	6,407	—	6,407
Salaries and wages	7,556	—	7,556
Depreciation and amortization	494	—	494
Total operating expenses	14,457	—	14,457
Operating income	3,793	—	3,793
Interest and other income (expense):
Interest income	2,617	—	2,617
Interest expense	(1,156)	—	(1,156)
Other expense, net	(14)	—	(14)
Unrealized loss on foreign exchange	(1,793)	—	(1,793)
Total interest, other income (expense), and unrealized loss on foreign exchange	(346)	—	(346)
Income from continuing operations before provision for income taxes	3,447	—	3,447
Provision for income taxes on continuing operations	448	—	448
Income from continuing operations	2,999	—	2,999
Loss from discontinued operations, net of tax	(152)	—	(152)
Net income	2,847	—	2,847
Less: net income attributable to non-controlling interests	(305)	—	(305)
Net income attributable to Spectrum Group International, Inc.	$2,542	$—	$2,542

(1)	Adjusted for over-elimination of Company owned goods through its auction houses of $3.333 million and the reduction of sales qualifying for like-kind exchange accounting of $613,000.

The following table presents the nature and extent of the corrections to the Company's condensed consolidated statement of operations for the nine months ended March 31, 2011:

	Nine Months ended March 31, 2011
in thousands	As Originally Reported	Adjustment (1)	As Corrected
Revenues:
Sales of precious metals	$4,648,820	$—	$4,648,820
Collectibles revenues:
Sales of inventory	147,775	10,041	157,816
Auction services	18,922		18,922
Total revenue	4,815,517	10,041	4,825,558
Cost of sales:
Cost of precious metals sold	4,630,469	—	4,630,469
Cost of collectibles sold	138,872	10,041	148,913
Auction services expense	3,441	—	3,441
Total cost of sales	4,772,782	10,041	4,782,823
Gross profit	42,735	—	42,735
Operating expenses:
General and administrative	16,643	—	16,643
Salaries and wages	18,256	—	18,256
Depreciation and amortization	1,162	—	1,162
Total operating expenses	36,061	—	36,061
Operating income	6,674	—	6,674
Interest and other income (expense):
Interest income	6,696	—	6,696
Interest expense	(3,068)	—	(3,068)
Other expense, net	(465)	—	(465)
Unrealized loss on foreign exchange	(3,869)	—	(3,869)
Total interest, other income (expense), and unrealized loss on foreign exchange	(706)	—	(706)
Income from continuing operations before provision for income taxes	5,968	—	5,968
Provision for income taxes on continuing operations	771	—	771
Income from continuing operations	5,197	—	5,197
Loss from discontinued operations, net of tax	(966)	—	(966)
Net income	4,231	—	4,231
Less: net income attributable to non-controlling interests	(1,092)	—	(1,092)
Net income attributable to Spectrum Group International, Inc.	$3,139	$—	$3,139

(1)	Adjusted for over-elimination of Company owned goods through its auction houses of $11.165 million and the reduction of sales qualifying for like-kind exchange accounting of $1.124 million.
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 57% of the Company's outstanding common stock at March 31,

2012. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

Collectibles Segment

The Company's collectibles business operates as an integrated network of global companies concentrating on numismatic (coins and currencies) and philatelic (stamps) materials, and rare and fine vintage wines. Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions, and engages in retail sales.
European Operations

The European Operations (the “European Operations”) of the Company comprise nine European companies, each of which is wholly-owned by the Company. The European Operations are primarily engaged in the sale of philatelic materials by auction.
Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the nine months ended March 31, 2012. See Note 2 to the Company's consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.

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
Comprehensive Income (Loss)
The components of the Company's comprehensive income (loss) for the nine months ended March 31, 2012 and 2011 primarily include net income (loss), adjustments to stockholders’ equity for the foreign currency translation adjustments, and the tax impact of the release of the foreign valuation allowance. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies. Consistent with the provisions of ASC 740, accounting for income taxes, the income tax effect related to changes in other comprehensive income have been computed discreetly and recognized in the current period.  Prior to December 31, 2011, the Company maintained a full valuation allowance on its deferred tax assets.  Accordingly, the net income tax effect related to changes in other comprehensive income was determined to be zero.  See Note 8 for a discussion regarding the release of valuation allowance during the quarter ended December 31, 2011.

The following is our comprehensive income (loss) with the respective tax impacts for the nine month periods ending March 31, 2012 and 2011:

	Nine Months Ended
in thousands	March 31, 2012	March 31, 2011

Net income	$2,715	$4,231
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment gain (loss), net of tax	(1,833)	5,282
Other comprehensive income (loss)	(1,833)	5,282
Subtotal	882	9,513
Less: Total comprehensive income attributable to non-controlling interests	(1,158)	(1,092)
Total comprehensive income (loss) attributable to Spectrum Group International, Inc.	$(276)	$8,421

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
For the three and nine months ended March 31, 2012 and 2011, the Company recognized unrealized gains (losses) of $(880,000), $2.4 million, $(1.8) million and $(3.9) million, respectively, on foreign exchange in the condensed consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $31.1 million and $30.3 million at March 31, 2012 and 2011, owed by SGI to certain of its subsidiaries included in its European Operations.
Income Taxes
The Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's condensed consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The accrued liability relating to unrecognized tax benefits of $7.6 million is presented in the condensed consolidated balance sheets within deferred and other long-term tax liabilities.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. Since the Company incurred a net loss for the three months ended March 31, 2012, basic and diluted loss per share were the same because the inclusion of 1,148,898 potential common shares, related to 640,750 outstanding stock options, 470,648 restricted stock grants, and 37,500 stock appreciation rights (“SARs”), in the computation of net loss per share would have been anti-dilutive. In computing diluted earnings per share for the nine months ended March 31, 2012, the Company excluded options to purchase 318,750 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the three and nine months ended March 31, 2011, the Company excluded options to purchase 324,000 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at March 31, 2012 and 2011.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Basic weighted average shares outstanding (1)	32,723	32,468	32,659	32,422
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	—	701	243	667
Diluted weighted average shares outstanding	32,723	33,169	32,902	33,089

(1)	Basic weighted average shares outstanding includes the effect of vested but unissued restricted stock grants (see note 14).
Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments are effective for annual and interim periods beginning on or after January 1, 2013. The adoption of the accounting principles in this update are not anticipated to have a material impact on the Company's consolidated financial position or results of operations. However, in its adoption, the Company is expecting to provide the proscribed supplemental disclosures.

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other, which discusses the new Qualitative Assessment Option for testing goodwill impairment. Under this update, the Companies may first assess qualitative factors to determine whether if it is necessary to perform the two-step goodwill impairment test. If the assessment results in a more than 50% likelihood that the fair value of a reporting units is less than the carrying amount, then the Company must continue to apply the two-step impairment test. If the fair value exceeds the carrying amount, then neither of the two steps in the current goodwill impairment test is required. This new option is available to the Company for early adoption in the third quarter of fiscal year 2012. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement, which discusses the change in wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment aims to clarify the board's intent about the application of existing fair value measurement and disclosure requirements. In addition, this amendment changes a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

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

2. DISCONTINUED OPERATIONS

On December 1, 2010 the Company executed an agreement to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA") for $325,000. The Company recorded an expense of $262,570 to write the net assets down to their net realizable value at December 31, 2010. The transaction closed on January 31, 2011. In December 2011, the Company liquidated the remaining assets and liabilities of GMA. In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of GMA are now presented as discontinued operations through the date of dissolution of GMA for all periods presented in the consolidated financial statements. The table below presents GMA's assets and liabilities as of March 31, 2012 and June 30, 2011:

Assets and liabilities of GMA discontinued operations:

In thousands	March 31, 2012	June 30, 2011
Assets

Current assets:
Inventory, net	$—	$28
Prepaid expenses and other assets	—	200
Total current assets	—	228
Other assets	—	10
Total assets	$—	$238

Liabilities
Accounts payable and consignor payables	$—	$23
Total liabilities	$—	$23

The following results of operations of GMA have been presented as discontinued operations in the condensed consolidated statements of operations. In July 2011, the Company received $255,000 from GMA's buyer to finalize the transaction. As a result of finalizing this transaction, GMA recognized a gain of $55,000. During the three months ended September 30, 2011, GMA also collected $40,000 of receivables that were originally deemed uncollectible.

Operating results of GMA discontinued operations are as follows:

	Three Months Ended		Nine Months Ended
In thousands	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Revenues	$—	$397	$12	$1,205

Income (loss) from discontinued operations:
Gain on sales of assets, net of taxes of $9	$—	$134	$—	$134
Income (loss) from discontinued operations, excluding taxes and gain on sales of assets	—	(296)	94	(1,163)
Income tax benefit	—	10	—	63
Income (loss) from discontinued operations:	$—	$(152)	$94	$(966)

3.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the three and nine months ended March 31, 2012 and 2011 are listed below:

	Three Months Ended				Nine Months Ended
	March 31, 2012		March 31, 2011		March 31, 2012		March 31, 2011

in thousands	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total Trading segment revenue	$1,816,231	100.0%	$1,542,653	100.0%	$6,097,344	100.0%	$4,648,820	100.0%
Trading segment customer concentrations
Customer A	$489,628	27.0%	$324,405	21.0%	$1,373,017	22.5%	$1,142,364	24.6%
Customer B	143,174	7.9	175,391	11.4	395,036	6.5	425,942	9.2
Customer C	248,958	13.7	137,309	8.9	910,332	14.9	405,320	8.7
Total	$881,760	48.6%	$637,105	41.3%	$2,678,385	43.9%	$1,973,626	42.5%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $42.5 million and $32.9 million of secured loans as of March 31, 2012 and June 30, 2011, respectively, are listed below:

	March 31, 2012		June 30, 2011

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$39,233	100.0%	$58,287	100.0%
Trading segment customer concentrations
Customer D	$5,966	15.2%	$10,368	17.8%
Customer A	7,731	19.7	9,300	16.0
Total	$13,697	34.9%	$19,668	33.8%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of March 31, 2012 and June 30, 2011, respectively, are listed below:

	March 31, 2012		June 30, 2011

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$42,483	100.0%	$32,888	100.0%
Trading segment customer concentrations
Customer E	$8,539	20.1%	$6,789	20.6%
Customer F	6,677	15.7	6,295	19.1
Total	$15,216	35.8%	$13,084	39.7%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company. For the three and nine months ended March 31, 2012 and 2011 and as of March 31, 2012 and June 30, 2011, the Collectibles segment had no reportable concentrations.

4.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of March 31, 2012 and June 30, 2011:

in thousands	March 31, 2012	June 30, 2011

Customer trade receivables	$5,278	$14,679
Wholesale trade advances	16,032	19,369
Secured loans	42,483	32,888
Due from M.F. Global, Inc. trustee	5,692	—
Due from other brokers and other	12,231	24,239
Subtotal	81,716	91,175
Less: allowance for doubtful accounts	(102)	(102)
Less: M.F. Global, Inc. trustee reserve	(2,094)	—
Subtotal	79,520	91,073
Derivative assets — open purchase and sales commitments	6,228	—
Derivative assets — futures contracts	17,531	2,822
Receivables and secured loans, net — trading operations	$103,279	$93,895
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of March 31, 2012 and June 30, 2011, the loans carried an average effective interest rate of 9.0% and 8.8%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
Until October 31, 2011, A-Mark maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). A-Mark used this account to enter into future transactions to hedge the risk related to its positions with counterparties and physical inventories. MFGI filed for bankruptcy protection on October 31, 2011. At the time MFGI filed for bankruptcy, A-Mark had $20.3 million in funds held at MFGI of which $14.6 million was returned to A Mark in December 2011, or 72%, of A Mark's MFGI Equity pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million. There have been press reports of shortfalls in the segregated customer accounts at MFGI. The Company estimated that $2.1 million as of December 31, 2011 may become uncollectible and as such appropriately recorded a reserve for this potential loss. The Company continues to maintain this reserve as of March 31, 2012. The Company believes the MFGI trustee will settle the outstanding receivable with A-Mark shortly and as such the Company classified this receivable as a current asset.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of March 31, 2012 and June 30, 2011:

in thousands	March 31, 2012	June 30, 2011

Auction and trade	$33,266	$29,310
Derivative assets — future contracts	126	—
Due from brokers	403	741
Subtotal	33,795	30,051
Less: allowance for doubtful accounts	(1,123)	(404)
Accounts receivable and consignor advances, net — collectibles operations	$32,672	$29,647

The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2012 and June 30, 2011 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments for the nine months ended March 31, 2012 and the year ended June 30, 2011 are as follows:

in thousands	March 31, 2012	June 30, 2011

Beginning balance	$(506)	$(485)
Provision for losses	(2,980)	(22)
Charge-offs to reserve	132	69
Foreign currency exchange rate changes	35	(68)
Ending balance	$(3,319)	$(506)

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

in thousands	March 31, 2012		June 30, 2011

Bullion	$14,600	34.4%	$9,965	30.3%
Collectibles	27,883	65.6%	22,923	69.7%
Total	$42,483	100.0%	$32,888	100.0%

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
There were no impaired loans as of March 31, 2012 and June 30, 2011.

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
There were no non-performing loans as of March 31, 2012 and June 30, 2011.
Further information about the Company credit quality indicator includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	March 31, 2012		June 30, 2011

Loan-to-value of 75% or more	$11,555	27.2%	$6,740	20.5%
Loan-to-value of less than 75%	30,928	72.8%	26,148	79.5%
Total	$42,483	100.0%	$32,888	100.0%

No loans have a loan-to-value in excess of 100% at March 31, 2012 and June 30, 2011.

5.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of March 31, 2012 and June 30, 2011 totaled $1.9 million and $0.4 million, respectively. For the nine months ended March 31, 2012 and 2011, the unrealized gains resulting from the difference between market value and cost of physical inventories totaled $29.8 million and $6.4 million, respectively. These unrealized gains are included as a reduction of the cost of products sold in the accompanying condensed consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the condensed consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $26.1 million as of March 31, 2012 and $11.4 million as of June 30, 2011. A corresponding obligation related to metals borrowed is reflected on the condensed consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 10).
The Trading segment's inventories also include amounts for obligation under a product financing arrangement totaling $18.3 million and $0 as of March 31, 2012 and June 30, 2011 respectively (See Note 9).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2012 and June 30, 2011 totaled $34.9 million and $37.7 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of March 31, 2012 and June 30, 2011 consisted of the following:

in thousands	March 31, 2012	June 30, 2011

Trading segment inventory	$152,896	$157,631
Less: provision for loss	—	—
Trading, net	$152,896	$157,631
Collectibles segment inventory	$31,887	$29,353
Less: provision for loss	(1,330)	(873)
Collectibles, net	$30,557	$28,480
Total inventory, gross	$184,783	$186,984
Less: provision for loss	(1,330)	(873)
Net inventory	$183,453	$186,111

Activity in the allowance for inventory loss reserves for the nine months ended March 31, 2012 are as follows:

in thousands	March 31, 2012

Beginning balance	$(873)
Provision for loss	(485)
Charge-offs to reserve	23
Foreign currency exchange rate changes	5
Ending balance	$(1,330)

6. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The changes in the carrying values of goodwill by business segments for the nine months ended March 31, 2012 are described below:

in thousands	Trading	Collectibles	Total
Balance as of June 30, 2011
Goodwill	$4,884	$6,405	$11,289
Accumulated impairment losses	—	(4,263)	(4,263)
	4,884	2,142	7,026
Adjustment to goodwill due to foreign currency exchange rate changes	—	(13)	(13)
Balance as of March 31, 2012
Goodwill	4,884	6,392	11,276
Accumulated impairment losses	—	(4,263)	(4,263)
	$4,884	$2,129	$7,013
Cumulative goodwill impairment totaled $4.3 million as of March 31, 2012 and June 30, 2011. Please see note below regarding increases in goodwill related to the acquisition of Stack's, LLC. Changes in goodwill were related to foreign currency translation adjustments within our European operations.
Other Purchased Intangible Assets
The carrying value of other purchased intangibles as of March 31, 2012 and June 30, 2011 is as described below:

		March 31, 2012				June 30, 2011

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,575	$—	$(798)	$2,777	$3,575	$—	$(798)	$2,777
Customer lists	5 - 15	9,205	(3,990)	(419)	4,796	9,205	(3,366)	(419)	5,420
Non-compete and other	4	2,321	(2,278)	—	43	2,321	(2,278)	—	43
Purchased intangibles subject to amortization		11,526	(6,268)	(419)	4,839	11,526	(5,644)	(419)	5,463
		$15,101	$(6,268)	$(1,217)	$7,616	$15,101	$(5,644)	$(1,217)	$8,240

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the three and nine months ended March 31, 2012 and 2011 were $0.2 million, $0.6 million, $0.4 million, and $0.6 million, respectively. On November 23, 2010, Bowers and Merena Auctions, LLC ("B&M") purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists.
On January 3, 2011, B&M, formed Stack's-Bowers Numismatics, LLC ("LLC"), a Delaware limited liability company with Stack's, LLC ("Stack's"), a Delaware limited liability company (See Note 20). The results of operations of the LLC have been included in SGI's condensed consolidated statements of operations for the three and nine months ended March 31, 2012.
The following below discloses the identified intangible assets and goodwill recorded in fiscal 2011 related to the acquisition (in thousands):

Identifiable assets
Customer relationship	$1,569
Trade name - indefinite life	1,439
Favorable lease asset	32
Total fair value of identified intangibles	$3,040

Goodwill	$1,072

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Period ending March 31, 2012:
2012 (remaining 3 months)	$264
2013	852
2014	696
2015	581
2016	532
Thereafter	1,914
Total	$4,839

7.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable and consignor payables consists of the following:

in thousands	March 31, 2012	June 30, 2011

Trade payable to customers and consignor payables	$27,551	$19,198
Advances from customers	11,716	25,492
Net liability on margin accounts	19,719	28,886
Due to brokers	250	—
Other accounts payable	422	330
Derivative liabilities — open purchases and sales commitments	—	7,897
Derivative liabilities — forward contracts	832	2,064
	$60,490	$83,867

8.	INCOME TAXES

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

Income tax provision/(benefit) on continuing operations for the three months ended March 31, 2012 and 2011 consists of $(73,000) and $424,000 on earning in tax jurisdictions outside the U.S. and $(546,000) and $24,000 related to U.S. federal and state jurisdictions, respectively. Income tax provision on continuing operations for the nine months ended March 31, 2012 and 2011 consists of expense of $456,000 and $531,000 on earnings in tax jurisdictions outside the U.S. and $1.8 million and $240,000 related to U.S. federal and state jurisdictions respectively. Our effective rate was 56.2% and 13.0% for the three months March 31, 2012 and 2011, respectively. Our effective tax rate was 45.9% and 12.9% for the nine months ended March 31, 2012 and 2011 respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the quarter ended March 31, 2012, management concluded that, with the exception of foreign tax credits which require foreign source income to be reported in the U.S., it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, we reduced the valuation allowance on our net deferred tax assets by $86,000 at December 31, 2011. During the quarter ended March 31, 2012, we adjusted the foreign tax credits based upon our tax return filings. In addition, we determined that a valuation was required on certain state tax net operating losses. Accordingly, the valuation allowance was increased by $384,000 during the quarter ended March 31, 2012. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $8.9 million and $8.6 million as of March 31, 2012 and June 30, 2011 respectively.

The Company is currently under examination by the Internal Revenue Service (IRS) for the years ended June 30, 2004, 2005, 2006, 2007, 2008 and 2009. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. The Company's Spanish operations are also currently under examination. For our remaining foreign operations, either examinations have been completed by the tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2002.

As of March 31, 2012, the Company had $27.0 million of unrecognized tax benefits and $1.2 million relating to interest and penalties. Of the total unrecognized tax benefits, $27.0 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.1 million and $0.3 million during the three and nine months ended March 31, 2012 and $0.1 million and $0.1 million during the three and nine months ended March 31, 2011. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next six to twelve months; however the Company is unable to predict the outcome at this time.

9.	FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $163.0 million including a sub-facility for letters of credit up to a maximum of the credit facility. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.24% and 0.19% as of March 31, 2012 and June 30, 2011, respectively. Borrowings are due on demand and totaled $146.3 million and $129.5 million for lines of credit and $7.0 million and $7.0 million for letters of credit at March 31, 2012 and at June 30, 2011, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $9.7 million and $23.5 million at March 31, 2012 and June 30, 2011 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of March 31, 2012 was $44.1 million and $73.1 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $26.1 million and $11.4 million as of March 31, 2012 and June 30, 2011, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $7.0 million and $7.0 million as of March 31, 2012 and June 30, 2011, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $1.2 million, $3.3 million, $0.9 million and $2.3 million for the three and nine months ended March 31, 2012 and 2011, respectively.

A-Mark entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory with adjustments included as components of cost of precious metals sold. Such obligation totaled $18.3 million and $0 million as of March 31, 2012 and June 30, 2011, respectively.

In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. ("SNI"), B&M, and Teletrade, Inc. ("Teletrade"), entered into a borrowing facility with a lender, providing for a line-of-credit (the "Collectible Credit Facility") up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change, plus a margin. As of March 31, 2012 and June 30, 2011 borrowings are due on demand and totaled $3.3 million and $4.0 million, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $18.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $20.0 million with respect to this lender. As of March 31, 2012, the total amount borrowed with this lender was $16.6 million, which consisted of $13.3 million by A-Mark and $3.3 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of March 31, 2012 were $3.4 million. As of June 30, 2011 the total amount borrowed with this lender was $16.0 million, which consisted of $4.0 million by SNI and $12.0 million by A-Mark.

Interest expense related to SNI's borrowing arrangements totaled $69,000, $207,000, $180,000, and $247,000 for the three and nine months ended March 31, 2012 and 2011, respectively.

On November 23, 2010, Bowers and Merena Auctions, LLC ("B&M") purchased certain assets of Summit Rare Coins for $300,000 which was reflected as an increase to customer lists (Note 6) with a corresponding increase to note payable of $300,000. The loan bears interest at the rate of 6.0% per annum. The loan matures on March 31, 2013, at which time the then outstanding principal balance of the loan and accrued interest is due and payable in full. As of March 31, 2012 and June 30, 2011 the outstanding principal balance was $300,000 and $300,000, and interest expense was $4,800, $14,000, $4,500, and $7,500 for the three and nine months ended March 31, 2012 and 2011, respectively.
On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.250 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.524 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of March 31, 2012 and June 30, 2011, the outstanding principal balance was $6.4 million and $6.5 million, and interest expense was $89,000 and $271,000 for the three and nine months ended March 31, 2012.
The following table represents future obligations pertaining to the payments on the McGaw note.

For the years ended June 30:	Amount

in thousands
2012 (remaining 3 months)	$32
2013	134
2014	142
2015	6,102
Total	$6,410
Stack's-Bowers Numismatics, LLC has a Revolving Credit Facility with its related party effective on January 1, 2011 and amended on April 28, 2011. This Revolving Credit Facility entitled Stack's-Bowers Numismatics, LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of March 31, 2012 and June 30, 2011, Stack's-Bowers Numismatics, LLC had borrowed $0.9 million and $1.4 million, and incurred interest expense of $7,000 and $32,000 for the three and nine months ended March 31, 2012. Interest expense was $0 for the three and nine months ended March 31, 2011.

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

Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 4 and 7). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011 were $31.5 million and $41.4 million, $(18.2) million and $(53.4) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at March 31, 2012 and at June 30, 2011:

in thousands	March 31, 2012	June 30, 2011
Trading Inventory, net	$152,896	$157,631
Less unhedgable inventory:
Premium on metals position	(1,870)	(444)
Subtotal	151,026	157,187
Commitments at market:
Open inventory purchase commitments	659,798	490,814
Open inventory sale commitments	(176,181)	(214,371)
Margin sale commitments	(43,944)	(65,094)
Unhedgable premiums on open commitment positions	518	1,257
Inventory borrowed from suppliers	(26,137)	(11,384)
Product financing obligation	(18,314)	—
Advances on industrial metals	4,020	1,465
Inventory subject to price risk	550,786	359,874
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	154,299	123,654
Precious metals futures contracts at market values	400,327	237,333
Total market value of derivative financial instruments	554,626	360,987
Net inventory subject to price risk	$(3,840)	$(1,113)

in thousands	March 31, 2012	June 30, 2011
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(3,840)	$(1,113)
Open inventory sale commitments with affiliates	—	(17)
Open inventory purchase commitments with affiliates	3,816	1,127
Net inventory subject to price risk, A-Mark stand-alone basis	$(24)	$(3)
The unhedgable premium on open commitment positions is equal to total premium less hedgable premium, where the premium value is based upon a percentage of the underlying bullion value. At March 31, 2012 there was total premium on open commitment positions of $0.5 million of which $0 million was deemed hedgable. At June 30, 2011 there was total premium on open commitment positions of $1.2 million, of which $0 was deemed hedgable.
At March 31, 2012 and June 30, 2011, the Company had outstanding purchase commitments of $659.8 million and $490.8 million, respectively, and outstanding sale commitments of $(176.2) million and $(214.4) million, respectively, arising in the normal course of business; purchase commitments related to open forward contracts totaling $154.3 million and $123.7 million, respectively; and purchase and sale commitments related to open futures contracts totaling $400.3 million and $237.3 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2012 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2012, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

11.	NON-CONTROLLING INTERESTS

Non-controlling interests include Auctentia’s 20% share in the net assets and income of A-Mark, and the outside partners' interests in the net assets and income of the joint ventures described below.
Winter Games Bullion Ventures, LLC
On March 28, 2008, A-Mark formed Winter Games Bullion Ventures, LLC (“WGBV”), a limited term joint venture, with an outside partner for the purpose of purchasing, marketing, and distributing 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. A-Mark contributed $450,000 for a 50% ownership in the joint venture. In May 2010, the partners agreed to a partial distribution totaling $2.6 million, of which $1.3 million was distributed to the non-controlling interest. On May 11, 2011, the partners agreed to fully dissolve WGBV with the remaining $10,000 undistributed to cover residual expenses with A-Mark. During the three months ended September 30, 2011, WGBV was dissolved and the remaining cash of $10,000, after paying $1,979 in taxes was distributed to each of the partners. During WGBV's term, the Company included WGBV's financial position and results of operations in the condensed consolidated financial statements, since A-Mark was the primary beneficiary of WGBV, a variable interest entity ("VIE"). In determining that A-Mark is the primary beneficiary, the Company evaluated both qualitative and quantitative considerations of the VIE, including, among other things, its capital structure, terms of contracts between A-Mark and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE.
Stacks-Bowers Numismatics, LLC
On January 3, 2011, B&M, a wholly owned subsidiary of SGI, formed Stacks-Bowers Numismatics, LLC ("LLC") with Stack's LLC ("Stack's) for the purpose of selling retail coins, paper money and other numismatic collectibles. B&M contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) plus cash in the amount of $3,760,000 to the LLC in exchange for a 51% membership interest in the LLC, and Stack's contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) to the LLC plus $490,000 in cash in exchange for a 49% membership interest in the LLC and cash in the amount of $3,250,000. LLC assumed the operations of both B&M and Stack's. SGI accounted for this transaction as an acquisition of Stack's assets and consolidates the operations of the LLC for financial reporting purposes (Note 20).
Calzona Ventures, LLC
On January 12, 2012, Spectrum Numismatics International, Inc. ("SNI"), a wholly-owned subsidiary of SGI, formed Calzona Ventures, LLC ("Calzona") with an outside partner for the purpose of selling precious metals and coins via the internet. SNI and the outside partner each contributed $150,000 to Calzona in exchange for a 35% and 65% interest, respectively. The outside partner's interest is redeemable after five years. The Company has included in the condensed consolidated financial statements the financial position and results of operations of Calzona, a VIE, since SNI is the primary beneficiary. In determining that SNI is the primary beneficiary, the Company evaluated both qualitative and quantitative considerations of the VIE, including, among other things, its capital structure, terms of contracts between SNI and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE.

The Company's condensed consolidated balance sheets include the following non-controlling interests as of March 31, 2012 and June 30, 2011:

in thousands	March 31, 2012	June 30, 2011

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$10,426	$8,820
Winter Games Bullion Ventures, LLC 50% interest	—	5
Stack's-Bowers Numismatics, LLC	3,106	3,527
Non controlling interest presented as a component of Stockholders' Equity	13,532	12,352
Calzona Ventures, LLC redeemable 65% interest presented as Temporary Equity	167	—
	$13,699	$12,352

The Company's condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011 includes the following non-controlling interest in net income (loss):

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$466	$715	$1,606	$1,502
Stack's-Bowers Numismatics, LLC	(300)	(410)	(420)	(410)
Calzona Ventures, LLC redeemable 65% interest	(28)	—	(28)	—
	$138	$305	$1,158	$1,092

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
Although SGI cannot anticipate the exact timing or the amount of any payment on its claim since it is dependent on the trustee's investigation and the recovery of funds, SGI reasonably expects the funds to be received within a 12-month period.
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

13. LITIGATION
Certain legal proceedings in which the Company is involved are discussed in Part I, Item 3 and in Note 16 to the Notes to the Consolidated Financial Statements in its 2011 Annual Report. There have been no material changes except as previously disclosed and except for the matter disclosed under commitments and contingencies in Note 12 to the condensed consolidated financial statements.

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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At March 31, 2012, there were 249,577 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the three and nine months ended March 31, 2012, the Company recorded expense of $0.02 million and $0.07 million in the consolidated statements of operations related to the vesting of previously issued employee stock options. The Company recorded no expense during the nine months ended March 31, 2011 related to the vesting of previously issued employee stock options.
The following table summarizes the stock option activity for the nine months ended March 31, 2012:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2011	647,625	$5.37	$64	$1.58
Granted through stock option plan	—	—	—	—
Exercised	(2,500)	1.75	2	0.04
Cancellations, expirations and forfeitures	(4,375)	1.64	—	0.53
Forfeited	—	—	—	—
Outstanding at March 31, 2012	640,750	5.41	$18	1.60
Shares exercisable at March 31, 2012	590,750	5.66	$18	1.56

Following is a summary of the status of stock options outstanding at March 31, 2012:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	468,000	2.78	$2.36	418,000	$2.34
5.01	10.00	7,750	1.60	8.97	7,750	8.97
10.01	15.00	165,000	2.00	13.90	165,000	13.90
		640,750	2.57	—	590,750	5.66
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the nine months ended March 31, 2012 and 2011, the Company granted 53,148 and 494,048 restricted shares at a weighted average issuance price of $2.86 and $2.08, respectively. Such shares generally vest after 2 years from the date of grant. Total compensation expense recorded for restricted shares for the three and nine months ended March 31, 2012 and 2011 was $0.09 million, $0.4 million, $0.2 million and $0.5 million, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $0.4 million.
The following table summarizes the restricted stock activity for the nine months ended March 31, 2012:

	Shares	Weighted Average Share Price at Grant Date
Outstanding at June 30, 2011	605,946	$2.05
Shares granted	53,148	2.86
Shares issued	(183,946)	2.00
Shares forfeited	(4,500)	1.95
Outstanding at March 31, 2012	470,648	2.16
Vested but unissued at March 31, 2012	2,500	1.68
Stock Appreciation Rights.
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of March 31, 2012 and as of June 30, 2011, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At March 31, 2012 and at June 30, 2011, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the nine months ended March 31, 2012 and 2011, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
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
The Company's operations are organized under two business segments - Trading and Collectibles. See Note 18 on the Company's 2012 Annual Report on Form 10-K for additional information about reportable segments.

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

		(as restated)		(as restated)
Revenue:
Trading	$1,816,231	$1,542,653	$6,097,344	$4,648,820
Collectibles:
Numismatics	43,733	63,618	146,912	162,817
Philatelic	2,137	3,594	8,045	8,354
Wine	1,298	2,480	3,888	5,567
Total Collectibles	47,168	69,692	158,845	176,738
Total revenue	$1,863,399	$1,612,345	$6,256,189	$4,825,558

in thousands	Three Months Ended		Nine Months Ended
Revenue by geographic region:	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

		(as restated)		(as restated)
United States	$1,808,604	$1,582,926	$6,017,658	$4,731,371
Asia Pacific	296	274	589	628
Europe	54,499	29,145	237,942	93,559
Total revenue	$1,863,399	$1,612,345	$6,256,189	$4,825,558

in thousands	Three Months Ended		Nine Months Ended
Operating income (loss):	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Trading	$1,654	$3,804	$6,807	$8,180
Collectibles	(1,867)	2,494	(3,704)	4,820
Corporate expenses	(1,964)	(2,505)	(7,438)	(6,326)
Total operating income (loss)	$(2,177)	$3,793	$(4,335)	$6,674

in thousands	Three Months Ended		Nine Months Ended
Depreciation and amortization:	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Trading	$187	$171	$541	$500
Collectibles (1)	305	315	856	641
Corporate	65	8	116	21
Total depreciation and amortization	$557	$494	$1,513	$1,162

(1) Amounts do not include impairment charges for the three and nine months ended March 31, 2011 in the amount of 30,681.

in thousands	March 31, 2012	June 30, 2011
Inventories by segment/geographic region:
Trading:
United States	$152,896	$157,631
Total Trading	152,896	157,631
Collectibles:
United States	29,883	27,846
Europe	542	580
Asia	132	54
Total Collectibles	30,557	28,480
Total inventories	$183,453	$186,111

in thousands	March 31, 2012	June 30, 2011
Total assets by segment/geographic region:
Trading:
United States	$241,851	$271,019
Europe	115	68
Total Trading	241,966	271,087
Collectibles:
United States	112,326	69,561
Europe	20,272	17,042
Asia	2,158	2,028
Total Collectibles	134,756	88,631
Corporate and other	16,505	11,871
Discontinued Operations - United States	—	238
Total assets	$393,227	$371,827

in thousands	March 31, 2012	June 30, 2011
Total long term assets by segment/geographic region:
Trading:
United States	$9,632	$9,712
Europe	103	31
Total Trading	9,735	9,743
Collectibles:
United States	6,811	7,172
Europe	1,042	1,288
Asia	195	136
Total Collectibles	8,048	8,596
Corporate and other	13,056	11,928
Discontinued Operations - United States	—	10
Total long term assets of continuing operations	$30,839	$30,277

16. OTHER COMPREHENSIVE INCOME

The components of accumulated comprehensive income consist primarily of foreign currency translation gain (loss) and the tax impact of the release of the foreign valuation allowance. The foreign currency translation gain relates to the Company's investment in its European and Asian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar. Foreign currency translation gains are offset by foreign currency translation losses on the condensed consolidated statements of operations (Note 1).

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

As of March 31, 2012 and June 30, 2011, the components of accumulated other comprehensive income is as follows:

in thousands	March 31, 2012	June 30, 2011

Foreign currency translation gain, net of tax	$8,034	$9,867
Accumulated other comprehensive income	$8,034	$9,867

17.	FAIR VALUE MEASUREMENTS

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2012
	Quoted Price in
	Active Markets for	Significant Other
	Identical	Observable	Significant
	Instruments	Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$152,896	$—	$—	$152,896
Derivative assets — open purchases and sale commitments	—	6,228	—	6,228
Derivative assets — futures contracts	—	17,657	—	17,657
Total assets valued at fair value:	$152,896	$23,885	$—	$176,781
Liabilities:
Liability on borrowed metals	$(26,137)	$—	$—	$(26,137)
Obligation under product financing arrangement	(18,314)	—	—	(18,314)
Liability on margin accounts	(19,719)	—	—	(19,719)
Derivative liabilities — forward contracts	—	(832)	—	(832)
Total liabilities valued at fair value	$(64,170)	$(832)	$—	$(65,002)

	June 30, 2011
	Quoted Price in
	Active Markets for
	Identical	Significant Other	Significant
	Instruments	Observable Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$157,631	$—	$—	$157,631
Derivative assets — future contracts	—	2,822	—	2,822
Total assets valued at fair value:	$157,631	$2,822	$—	$160,453
Liabilities:
Liability on borrowed metals	$(11,384)	$—	$—	$(11,384)
Liability on margin accounts	(28,886)	—	—	(28,886)
Derivative liabilities — open sales and purchase commitments	—	(7,897)	—	(7,897)
Derivative liabilities — forward contracts	—	(2,064)	—	(2,064)
Total liabilities valued at fair value:	$(40,270)	$(9,961)	$—	$(50,231)

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

Assets Measured at Fair Value on a Non-Recurring Basis

The following table presents information about the Company's assets related to the acquisition of Stack's (Note 20) measured at fair value on a non-recurring basis as of June 30, 2011, as there have been no changes as of March 31, 2012, aggregated by the level in the fair value hierarchy within which the measurements fall:

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

18. SUBSEQUENT EVENTS
None.

19. RELATED PARTY TRANSACTIONS
The Trading segment accrued $374,000 and $61,000 in royalty expenses as of March 31, 2012 and June 30, 2011, respectively.
From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase and consignment is made under substantially the same conditions that are applicable to third parties. During the three months ended March 31, 2012 and 2011, there were no purchases or consignments between the Company and its officers and directors. During the nine months ended March 31, 2012 and 2011, the Company's officers and directors purchased from the Company $1.1 million and $0.3 million and consigned $0 and $0.1 million in collectibles.
On June 17, 2011, the Company entered into an exclusive negotiating agreement with Afinsa, pursuant to which the Afinsa trustees have agreed to negotiate exclusively with the Company for the sale (or “buy-back”) of all or a portion of the common stock of the Company and the 20% A-Mark interest owned by Auctentia. On March 6, 2012, the Company entered into a securities purchase agreement to repurchase 18,642,067 shares of the Company's common stock that are currently owned by Afinsa and Auctentia for an aggregate purchase price of $58.25 million, payable in cash at closing. In connection with the planned repurchase, the Company has commenced a subscription rights offering to current shareholders to purchase up to an aggregate of 19,717,023 shares of common stock at a subscription price of $1.90 per share, for up to an aggregate purchase price of $37.5 million. The Company expects to fund the balance of the repurchase with cash on hand. The Company could be required to pay a termination fee of $2.9 million if the securities purchase agreement is terminated because of the Company's material breach or upon failure have the required financing to consummate the transaction by July 15, 2012. However, no termination fee will be payable if the Company has complied with its obligations under the securities purchase agreement, and the SEC has not declared the registration statement of which this prospectus forms a part under the Securities Act of 1933 effective by June 10, 2012. The Company will be required to pay Afinsa and Auctentia a termination fee of $3.5 million (in lieu of the aforementioned $2.9 million termination fee) in the event of termination of the securities purchase agreement due to a willful and material breach by the Company of its obligations under the securities purchase agreement.
On June 27, 2011 the Company and Afinsa agreed to a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Kohler Auktionshaus GmbH and Heinrick Kohler Briefmarkenhandel will be acting as the auctioneer for the sale of the philatelic materials owned by Afinsa. During the three and nine months ended March 31, 2012, Heinrich Kohler Auktionshaus GmbH and Heinrick Kohler Briefmarkenhandel earned $108,000 and $124,000 in auction commission from the auctioning of Afinsa's philatelic materials.
Stack's-Bowers Numismatics, LLC has a maximum $2.0 million Revolving Credit Facility with its related party (Note 9).

20. BUSINESS COMBINATION

On January 3, 2011, Bowers and Merena Auctions, LLC ("B&M"), a Delaware limited liability company and a wholly owned subsidiary of SGI, entered into a joint venture with Stack's, LLC ("Stacks"), a Delaware limited liability company, under the form of Stack's-Bowers Numismatics, LLC ("LLC"), a Delaware limited liability company for the purpose of selling retail coins, paper money and other numismatic collectibles. LLC assumed the operations of both B&M and Stack's. B&M contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) plus cash in the amount of $3,760,000 to LLC in exchange for a 51% membership interest in LLC, and Stack's contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) to LLC plus $490,000 in cash in exchange for a 49% membership interest in LLC and cash in the amount of $3,250,000. Of the $3,760,000 in cash contributed to LLC by B&M, $3,250,000 represents the cash paid to Stack's by B&M for the purchase of B&M's 51% interest in the net assets contributed by Stack's to LLC. In addition, $1,000,000 of cash was contributed to LLC, of which B&M contributed $510,000 and Stack's contributed $490,000, which were treated as a capital contribution. In conjunction with this transaction, the Company recorded a $376,000 increase to non-controlling interest to reflect the transfer of the 49% in select operating assets of B&M to Stack's, LLC. Subsequently, B&M contributed $1.2 million and Stack's, LLC contributed $980,000, which has been accounted for as capital contribution.

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
The principal factors that resulted in recognition of goodwill, which represents the excess of the consideration transferred over identifiable assets acquired and liabilities assumed, were the synergies the Company expects to achieve from the potential revenue provided by the expanded market shares and a physical retail store located in New York. The goodwill recorded from this acquisition is expected to be deductible for income tax purposes.
The table below compares the results of operations for the three and nine months ended March 31, 2012 to the (pro-forma) results of operations for the three and nine months ended March 31, 2011. The pro-forma results of operations for the nine months ended March 31, 2011 include the results of operations of Stack's to give the effect to the combination as if it had occurred on July 1, 2010.

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

				(pro-forma)
Revenue	$1,863,399	$1,612,345	$6,256,189	$4,840,179
Net income (loss) attributable to Spectrum Group International, Inc.	$(621)	$2,542	$1,557	$1,946

Earnings (loss) per share from continuing operations attributable to Spectrum Group International, Inc.:
Basic	$(0.02)	$0.08	$0.05	$0.06
Diluted	$(0.02)	$0.08	$0.05	$0.06

Weighted average shares outstanding:
Basic	32,723	32,468	32,659	32,422
Diluted	32,723	33,169	32,902	33,089

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three and nine months ended March 31, 2012 and 2011.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of March 31, 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

•	Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and impact on our accompanying condensed consolidated financial statements, if any.
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

During the three months ended March 31, 2012, our Trading and Collectibles segments represented $1.82 billion, or 97.5%, and $47.2 million, or 2.5%, respectively, of our total revenues and achieved $1.7 million and $(1.87) million, respectively, in operating income (loss), contributing to total operating loss for the period of $(2.2) million. For the three months ended March 31, 2011, our Trading and Collectibles segments represented $1.54 billion, or 95.7%, and $69.7 million, or 4.3%, respectively, of our total revenues and achieved $3.8 million and $2.5 million, respectively, in operating income, contributing to total operating income for the period of $3.8 million.
For the nine months ended March 31, 2012, our Trading and Collectibles segments represented $6.1 billion, or 97.5%, and $158.8 million, or 2.5%, respectively, of our total revenues and achieved $6.8 million and $(3.7) million, respectively, in operating income (loss), contributing to a total operating loss for the period of $(4.3) million. During the nine months ended March 31, 2011, our Trading and Collectibles segments represented $4.65 billion, or 96.3%, and $176.7 million, or 3.7%, respectively, of our total revenues and achieved $8.2 million and $4.8 million, respectively, in operating income, contributing to a total operating income for the period of $6.7 million.
On January 3, 2011, we formed Stack's-Bowers Numismatics, LLC (“LLC”), a joint venture between our Bowers and Merena subsidiary (“B&M”) and Stack's, LLC (“Stack's”) for the purpose of selling retail coins, paper money and other numismatic collectibles. The operations of Stack's, along with B&M, were assumed by LLC and are included in the accompanying condensed consolidated financial statements from the date of acquisition. B&M owns 51% of the equity of LLC.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Nine Months Ended March 31, 2012 and 2011
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2012 and 2011 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2012	revenue	2011 (1)	revenue	(decrease)	(decrease)
Revenue	$1,863,399	100.0%	$1,612,345	100.0%	$251,054	15.6%
Gross profit	12,768	0.7	18,250	1.1	(5,482)	(30.0)
General and administrative expenses	6,532	0.4	6,407	0.4	125	2.0
Salaries and wages	7,856	0.4	7,556	0.5	300	4.0
Depreciation and amortization	557	—	494	—	63	12.8
Operating income (loss)	(2,177)	(0.1)	3,793	0.2	(5,970)	(157.4)
Interest income	3,235	0.2	2,617	0.2	618	23.6
Interest expense	(1,326)	(0.1)	(1,156)	(0.1)	170	14.7
Other income (expense), net	46	—	(14)	—	60	428.6
Unrealized gain (loss) on foreign exchange	(880)	—	(1,793)	(0.1)	(913)	NM
Income (loss) from continuing operations before provision for income taxes	(1,102)	(0.1)	3,447	0.2	(4,549)	(132.0)
Provision for income taxes (income tax benefit)	(619)	—	448	—	(1,067)	(238.2)
Net income (loss) from continuing operations	(483)	—	2,999	0.2	(3,482)	(116.1)
Loss from discontinued operations, net of tax	—	—	(152)	—	(152)	(100.0)
Net income (loss)	(483)	—	2,847	0.2	(3,330)	(117.0)
Less: Net income attributable to non-controlling interests	(138)	—	(305)	—	(167)	(54.8)
Net income (loss) attributable to Spectrum Group International, Inc.	$(621)	—%	$2,542	0.2%	$(3,163)	(124.4)%

			Increase/	% of Increase/
	2012	2011	(decrease)	(decrease)
Basic and diluted income (loss) per share:
Basic - continuing operations	$(0.02)	$0.08	$(0.10)	(125.0)%
Basic - discontinued operations	$—	$—	$—	—
Diluted - continuing operations	$(0.02)	$0.08	$(0.10)	(125.0)%
Diluted - discontinuing operations	$—	$—	$—	—
Basic - attributable to Spectrum Group International, Inc.	$(0.02)	$0.08	$(0.10)	(125.0)%
Diluted - attributable to Spectrum Group International, Inc.	$(0.02)	$0.08	$(0.10)	(125.0)%

Weighted average shares outstanding
Basic	32,723	32,468
Diluted	32,723	33,169

NM - not meaningful

(1)
The 2011 condensed consolidated statement of operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to our reported net income. See note 1 of the notes to condensed consolidated financial statements.

The operating results of our business for the nine months ended March 31, 2012 and 2011 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2012	revenue	2011 (1)	revenue	(decrease)	(decrease)
Revenue	$6,256,189	100.0%	$4,825,558	100.0%	$1,430,631	29.6%
Gross profit	45,172	0.7	42,735	0.9	2,437	5.7
General and administrative expenses	21,537	0.3	16,643	0.3	4,894	29.4
M.F. Global, Inc. loss provision	2,094	—	—	—	2,094	NM
Salaries and wages	24,363	0.4	18,256	0.4	6,107	33.5
Depreciation and amortization	1,513	—	1,162	—	351	30.2
Operating income (loss)	(4,335)	(0.1)	6,674	0.1	(11,009)	(165.0)
Interest income	10,204	0.2	6,696	0.1	3,508	52.4
Interest expense	(3,889)	(0.1)	(3,068)	(0.1)	821	26.8
Other income (expense), net	454	—	(465)	—	919	197.6
Unrealized gain (loss) on foreign exchange	2,413	—	(3,869)	(0.1)	6,282	NM
Income from continuing operations before provision for income taxes	4,847	0.1	5,968	0.1	(1,121)	(18.8)
Provision for income taxes	2,226	—	771	—	1,455	188.7
Net income (loss) from continuing operations	2,621	—	5,197	0.1	(2,576)	(49.6)
Income (loss) from discontinued operations, net of tax	94	—	(966)	—	1,060	109.7
Net income (loss)	2,715	—	4,231	0.1	(1,516)	(35.8)
Less: net income attributable to the non-controlling interests	(1,158)	—	(1,092)	—	66	6.0
Net income (loss) attributable to Spectrum Group International, Inc.	$1,557	—%	$3,139	0.1%	$(1,582)	(50.4)%

			Increase/	% of Increase/
	2012	2011	(decrease)	(decrease)
Basic and diluted income (loss) per share:
Basic - continuing operations	$0.04	$0.13	$(0.09)	(69.2)%
Basic - discontinued operations	$0.01	$(0.03)	$0.04	133.3%
Diluted - continuing operations	$0.04	$0.12	$(0.08)	(66.7)%
Diluted - discontinuing operations	$0.01	$(0.03)	$0.04	(133.3)%
Basic - attributable to Spectrum Group International, Inc.	$0.05	$0.10	$(0.05)	(50.0)%
Diluted - attributable to Spectrum Group International, Inc.	$0.05	$0.09	$(0.04)	(44.4)%

Weighted average shares outstanding
Basic	32,659	32,422
Diluted	32,902	33,089

NM - not meaningful

(1)
The 2011 condensed consolidated statement of operations and related segment disclosures have been restated for certain errors. Such errors did not result in an adjustment to our reported net income. See note 1 of the notes to condensed consolidated financial statements.

NM = Not meaningful
Revenues and Gross Profit
Revenues for the three months ended March 31, 2012 increased $251.1 million, or 15.6%, to $1.86 billion from $1.61 billion in the comparable period last year. Revenues for the nine months ended March 31, 2012 increased $1.43 billion, or 29.6%, to $6.26 billion from $4.83 billion in the comparable period last year. Our Trading segment revenues increased $273.6 million, or 17.7%, for the three months ended March 31, 2012 and increased $1.45 billion, or 31.2% for the nine months ended March 31, 2012. These increases were due to increases in precious metals prices. Our Collectibles segment revenues decreased $22.5 million or 32.3% for the three months ended March 31, 2012 and decreased $17.9 million, or 10.1%, for the nine months ended March 31, 2012. These decreases were due to a decrease in numismatic activity. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the three months ended March 31, 2012 decreased $5.5 million or 30.0% to $12.8 million, or a gross profit margin of 0.7%, from $18.3 million, or a gross profit margin of 1.1% in 2011. We experienced a decrease in gross profit of $2.6 million, or 26.9%, to $7.2 million, or a gross profit margin of 15.3%, in our Collectibles segment, while our Trading segment gross profit decreased by $2.8 million, or 33.8%, to $5.6 million, or a gross profit margin of 0.3% for the three months ended March 31, 2012. The decrease in our Trading segment was due to lower precious metals market volatility and trading volume and the decrease in our Collectibles segment is due to a change in the mix of numismatic products sold. Our gross profit for the nine months ended March 31, 2012 increased $2.4 million to $45.2 million, or a gross profit margin of 0.7%, from $42.7 million, or a gross profit margin of 0.9% in 2011. The increase was primarily attributable to our Trading segment. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses remained flat for the three month period ended March 31, 2012. For the nine month period ended March 31, 2012, general and administrative expenses increased $4.9 million, or 29.4% to $21.5 million from $16.6 million in 2011. This is primarily attributable to our acquisition of Stack's in the third quarter of fiscal 2011.
During the second quarter of fiscal 2012, we recorded a $2.1 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. Refer to notes 4 and 12 to the accompanying condensed consolidated financial statements for further information.
Salaries and wages increased $0.3 million, or 4.0%, to $7.9 million for the three months ended March 31, 2012 from $7.6 million when compared to the same period in 2011 . For the nine month period ended March 31, 2012, salaries and wages increased $6.1 million to $24.4 million from $18.3 million in 2011. The increase in salaries and wages was primarily the result of increased headcount, including from our acquisition of Stack's, and increased contractual performance-based compensation in our Trading segment when compared to last year.
Depreciation and amortization expense increased $0.06 million or 12.8% to $0.6 million for the three months ended March 31, 2012 from $0.5 million and increased $0.4 million, or 30.2%, to $1.5 million for the nine months ended March 31, 2012 from $1.2 million when compared to the same periods in 2011. The increases are a result of acquisitions of intangible assets and the purchase of the McGaw building.
Interest Income
Interest income increased by $0.6 million, or 23.6%, to $3.2 million for the three months ended March 31, 2012 from $2.6 million and increased

$3.5 million, or 52.4%, to $10.2 million for the nine months ended March 31, 2012 from $6.7 million when compared to the same periods in 2011. The increase was primarily due to growth in our Trading segment's financing and liquidity service business.
Interest Expense
Interest expense for the three months ended March 31, 2012 increased $0.2 million, or 14.7% to $1.3 million for the three months ended March 31, 2012 from $1.2 million for the same period in 2011. Interest expense for the nine months ended March 31, 2012 increased $0.8 million, or 26.8% to $3.9 million for the nine months ended March 31, 2012 from $3.1 million for the same period in 2011. These increases were related primarily to our increased usage of our Trading segment's line of credit (the "Trading Facility") as well as our Collectibles line of credit (the "Collectibles Facility"). Both our Trading and Collectible segment utilize their lines of credit extensively for working capital requirements. For the nine months ended March 31, 2012, our consolidated average debt balance was approximately $134.8 million, excluding the debt on the mortgage on the McGaw building totaling $6.4 million, compared to $74.2 million for the same period in 2011. The increase in interest expense was due primarily to higher usage of its credit line as business volumes increased both within the Trading and Collectibles segments.
Net Other Income (Expenses)
Net other income (expenses) for the three months ended March 31, 2012 remained flat versus the prior year. Net other income (expenses) for the nine months ended March 31, 2012 increased by $0.9 million to $0.5 million income from $0.5 million expense in 2011. The increase for the nine month period was due to various miscellaneous items, including a gain from insurance proceeds on damaged wine inventory.
Provision for Income Taxes (Income Tax Benefit)
Our provision for income taxes (income tax benefit) on continuing operations was approximately ($619,000) and $448,000 for the three months ended March 31, 2012 and 2011. Our provision for income taxes (income tax benefit) on continuing operations was approximately $2.2 million and $0.8 million for the nine months ended March 31, 2012 and 2011, respectively. Our effective tax rate was approximately 56.2% and 13.0% for the three months ended March 31, 2012 and 2011, respectively. Our effective tax rate was  45.9% and 12.9% for the nine months ended March 31, 2012 and 2011 respectively.  The Company's effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials. During the nine months ended March 31, 2011, the Company's effective tax rate was also impacted by changes in the valuation allowance for deferred tax assets.
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
Non-controlling Interests
Net income (loss) attributable to non-controlling interests decreased by $0.2 million, or 54.8%, to $0.1 million income for the three months ended March 31, 2012 from $0.3 million income in 2011. The decrease is the result of a decrease in net profits in our A-Mark subsidiary and a net loss in our Calzona Ventures, LLC joint venture, which was partially offset by decrease in net losses in Stack's-Bowers Numismatics, LLC. Net income attributable to non-controlling interests increased $0.07 million, or 6.0%, to $1.2 million income for the nine months ended March 31, 2012 from $1.1 million income in 2011. The change was primarily due to higher profits in our A-Mark subsidiary, and was partially offset by increased net losses attributable to the non-controlling interest in Stacks-Bowers Numismatics, LLC and Calzona Ventures, LLC.
Net Income (Loss)
Net income (loss) attributable to Spectrum Group International, Inc. decreased $3.2 million, or 124.4%, to $(0.6) million loss for the three months ending March 31, 2012 from net income of $2.5 million for the same period in 2011. The decrease is due primarily to net losses in our collectibles business as well as lower net profits in our Trading business. For the nine month period, net income attributable to Spectrum Group International, Inc. decreased $1.6 million, or 50.4%, to $1.6 million from $3.1 million in 2011. The decrease is due primarily to net losses in our collectibles business.
Earnings (Loss) per Share
For the three month period ended March 31, 2012, basic and diluted earnings per share from continuing operations decreased $0.10 to $(0.02) from $0.08 in 2011. For the nine month period ending March 31, 2012, basic earnings per share from continuing operations decreased $0.09 to $0.04 from $0.13, while diluted earnings per share from continuing operations decreased $0.08 to $0.04 from $0.12 in 2011. The change in both basic and diluted earnings per share was primarily due to changes in our net income.

Trading Operations
The operating results of our Trading segment for the three months ended March 31, 2012 and 2011 are as follows:

		% of		% of	$	%
In thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,816,231	100.0%	$1,542,653	100.0%	$273,578	17.7%
Gross profit	5,567	0.3	8,404	0.5	(2,837)	(33.8)
General and administrative expenses	1,118	—	1,166	0.1	(48)	(4.1)
M.F. Global, Inc. loss provision	—	—	—	—	—	NM
Salaries and wages	2,608	0.1	3,263	0.2	(655)	(20.1)
Depreciation and amortization	187	—	171	—	16	9.4
Operating income	$1,654	0.1%	$3,804	0.2%	$(2,150)	(56.5)%

The operating results of our Trading segment for the nine months ended March 31, 2012 and 2011 are as follows:

		% of		% of	$	%
In thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$6,097,344	100.0%	$4,648,820	100.0%	$1,448,524	31.2%
Gross profit	21,251	0.3	18,351	0.4	2,900	15.8
General and administrative expenses	3,647	—	2,905	0.1	742	25.5
M.F. Global, Inc. loss provision	2,094	—	—	—	2,094	NM
Salaries and wages	8,162	0.1	6,766	0.1	1,396	20.6
Depreciation and amortization	541	—	500	—	41	8.2
Operating income	$6,807	0.1%	$8,180	0.2%	$(1,373)	(16.8)%

Trading Revenues
Our Trading segment revenues increased by $273.6 million, or 17.7%, to $1.82 billion for the three months ended March 31, 2012 from $1.54 billion in 2011. For the nine month period, our Trading segment revenues increased $1.45 billion, or 31.2%, to $6.10 billion from $4.65 billion. The increases in revenue for the three and nine months was due to an increase in precious metal prices.
Gross Profit
Gross profit in our Trading segment for the three months ended March 31, 2012 decreased by $2.8 million or 33.8%, to $5.6 million in March 31, 2012 from $8.4 million in 2011. The decrease in the three month period was primarily due to less price volatility and a decrease in volumes. Gross profit in our Trading segment for the nine months ended March 31, 2012 increased by $2.9 million or 15.8%, to $21.3 million from $18.4 million in 2011. Higher volumes in the first half of the current year contributed to an improvement in gross profit for the nine month period when compared to the same period last year.  Finance activities in our Trading segment increased during the three and nine month period and contributed to  higher storage fees related to the expansion of finance and liquidity services offered by our Trading business.  As our finance and liquidity service business increases, charges related to holding physical metals increases, impacting our cost of goods sold.  The interest income directly attributable to our finance and liquidity service business is included in the Interest Income line on our Condensed Consolidated Statement of Operations.
General and Administrative Expenses
General and administrative expenses in our Trading segment decreased by $0.05 million, or 4.1% to $1.1 million for the three months ended March 31, 2012 from $1.2 million when compared to 2011. For the nine months ended March 31, 2012, general and administrative expenses in our Trading segment increased $0.7 million, or 25.5% to $3.6 million from $2.9 million. The increase for the nine month period is not attributable to any one factor, but, in general, as we see increases in our lending and overseas businesses, we see increases in general and administrative expenses for marketing, travel, and other expenses not directly associated with the cost of running auctions or attributable to cost of goods sold.
M.F. Global, Inc. Loss Provision
During the second quarter of fiscal 2012, we recorded a $2.1 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. Refer to notes 4 and 12 to the accompanying condensed consolidated financial statements for further information.
Salaries and Wages
Salaries and wages in our Trading segment decreased by $0.7 million, or 20.1% to $2.6 million from $3.3 million for the three months ended March 31, 2012 as compared to the same period in 2011. This decrease was due to lower levels of contractual performance-based compensation expense.  For the nine months ended March 31, 2012, salaries and wages in our Trading segment increased $1.4 million, or 20.6%, to $8.2 million from $6.8 million in 2011. This was due primarily to relocation and retention of a new employee as well as higher levels of contractual performance-based compensation expense.
Depreciation and Amortization
Depreciation and amortization in our Trading segment for the three and nine months ended March 31, 2012 was consistent with the prior year.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended March 31, 2012 and 2011 are as follows:

	2012		2011 (1)		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$47,168	100.0%	$69,692	100%	$(22,524)	(32.3)%
Revenues by Collectible Type:
Numismatics	$43,733	92.7%	$63,618	91.3%	$(19,885)	(31.3)%
Philatelic	2,137	4.5%	3,594	5.2%	(1,457)	(40.5)%
Wine	1,298	2.8	2,480	3.5	(1,182)	(47.7)
	$47,168	100.0%	$69,692	100.0%	$(22,524)	(32.3)%

The revenues in our operations by collectible type for the nine months ended March 31, 2012 and 2011 are as follows:

	2012		2011 (1)		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$158,845	100.0%	$176,738	100%	$(17,893)	(10.1)%
Revenues by Collectible Type:
Numismatics	$146,912	92.5%	$162,817	92.1%	$(15,905)	(9.8)%
Philatelic	8,045	5.1%	8,354	4.7%	(309)	(3.7)%
Wine	3,888	2.4	5,567	3.1	(1,679)	(30.2)
	$158,845	100.0%	$176,738	100.0%	$(17,893)	(10.1)%

(1)
The 2011 condensed consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to our reported net income. See further discussion at note 1 to the accompanying condensed consolidated financial statements.

Collectibles Revenue
Our Collectible segment revenues decreased by $22.5 million, or 32.3%, to $47.2 million for the three months ended March 31, 2012 from $69.7 million in 2011. For the three month period, our collectibles group experienced revenue decline due to primarily to softening in the overall market and decreased sales of silver bullion coins. Revenues also were negatively impacted by a continued decline in our U.S. Philatelic auction business due to our contraction of this unit. During the second quarter of fiscal 2011, we decided to contract our U.S. Philatelic business by decreasing the number of auctions held in the United States. We also shifted the management of our U.S. Philatelic business to Europe where we have operational efficiencies and a stronger philatelic presence which should help our U.S. Philatelic operations going forward. For the nine month period ended March 31, 2012, Collectible segment revenues decreased by $17.9 million, or 10.1%, to $158.8 million from $176.7 million in 2011. This was due to decreased sales of silver bullion coins, and was partially offset by strong first quarter sales primarily associated with the acquisition of Stack's and strong auction results in August. Overall revenues were positively impacted by approximately $4.3 million due to a change in when we recognize revenue in our wholesale business and our auction business, respectively (as discussed in more detail below).
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
The operating results of our Collectibles segment for the three months ended March 31, 2012 and 2011 are as follows:

		% of		% of	$	%
in thousands	2012	revenue	2011 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$47,168	100.0%	$69,692	100.0%	$(22,524)	(32.3)%
Gross profit	7,201	15.3	9,846	14.1	(2,645)	(26.9)
General and administrative expenses	4,325	9.2	3,578	5.1	747	20.9
Salaries and wages	4,438	9.4	3,459	5.0	979	28.3
Depreciation and amortization	305	0.6	315	0.5	(10)	(3.2)
Operating income (loss)	$(1,867)	(4.0)%	$2,494	3.6%	$(4,361)	(174.9)%
The operating results of our Collectibles segment for the nine months ended March 31, 2012 and 2011 are as follows:

		% of		% of	$	%
in thousands	2012	revenue	2011 (1)	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$158,845	100.0%	$176,738	100.0%	$(17,893)	(10.1)%
Gross profit	23,921	15.1	24,384	13.8	(463)	(1.9)
General and administrative expenses	14,042	8.8	9,672	5.5	4,370	45.2
Salaries and wages	12,727	8.0	9,251	5.2	3,476	37.6
Depreciation and amortization	856	0.5	641	0.4	215	33.5
Operating income (loss)	$(3,704)	(2.3)%	$4,820	2.7%	$(8,524)	(176.8)%

(1)
The 2011 condensed consolidated statement of operations and related segment disclosures have been restated for certain errors in the classification. Such reclassifications did not result in an adjustment to our reported net income. See further discussion at Note 1 to the condensed consolidated financial statements.

Gross Profit
Gross profit in our Collectibles segment for the three months ended March 31, 2012 decreased by $2.6 million or 26.9%, to $7.2 million in March 31, 2012 from $9.8 million in 2011. Gross profit in our Collectibles segment for the nine months ended March 31, 2012 decreased $0.5 million, or 1.9% to $23.9 million from $24.4 million in 2011. The main drivers of the decreases were sales of a higher percentage of certain lower margin numismatic materials, which was partially offset by higher gross profits from our acquisition of Stack's, LLC.
General and Administrative Expense
General and administrative expenses in our Collectibles segment increased by $0.7 million, or 20.9% to $4.3 million for the three months ended March 31, 2012 from $3.6 million in 2010. For the nine months ended March 31, 2012, general and administrative expenses in our Collectibles segment increased $4.4 million, or 45.2%, to $14.0 million from $9.7 million in 2011. The increases are partially due to our acquisition of Stack's. The remainder of the increases are due to our efforts to grow our overall business.
Salaries and Wages
Salaries and wages in our Collectibles segment increased by $1.0 million, or 28.3%, to $4.4 million from $3.5 million for the three months ended March 31, 2012. For the nine months ended March 31, 2012, salaries and wages in our Collectibles segment increased $3.5 million to $12.7 million from $9.3 million in 2011. The primary reason for the increase was additional head count related to our acquisition of Stack's.

Depreciation and Amortization
Depreciation and amortization in our Collectibles segment for the three months ended March 31, 2012 remained steady at $0.3 million. For the nine months ended March 31, 2012, depreciation and amortization in our Collectibles segment increased $0.2 million, or 33.5%, to $0.9 million from $0.6 million. The increase for the nine-month period is related to depreciable assets and definite-lived intangibles we purchased via our acquisition of Stack's.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The following details cash flow components for the nine months ended March 31, 2012 and 2011:

in thousands	2012	2011

Cash provided by (used in) operating activities — continuing operations	$(1,335)	$(57,040)
Cash used in operating activities — discontinued operations	109	(996)
Cash provided by (used in) operating activities	$(1,226)	$(58,036)
Cash provided by (used in) investing activities — continuing operations	$(1,881)	$1,132
Cash provided by investing activities — discontinued operations	(109)	125
Cash provided by (used in) investing activities	(1,990)	1,257
Cash provided by financing activities	$15,578	$50,949
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities from continuing operations used $1.3 million and $57.0 million in cash for the nine months ended March 31, 2012 and 2011, respectively. Primary uses of cash in our 2012 operating cash flows include the impact of $11.5 million, $4.4 million and $25.5 million related to changes in receivables and secured loans from our Trading operations, accounts receivable and consignor advances from our Collectibles operations, and accounts payables and consignor payables. These were partially offset by sources of cash of $2.1 million, $14.8 million, and $18.3 million related to changes in inventory, liabilities on borrowed metals, and an obligation under product financing arrangement. Cash flows provided by operating activities related to discontinued operations was $0.1 million for the nine months ended March 31, 2012. Primary uses of cash in 2011 operating cash flows include $29.3 million, $21.6 million, $61.2 million, $2.4 million, $28.3 million and $2.7 million associated with changes in receivables and secured loans from our trading operations, accounts receivable and consignor advances from our collectibles operations, inventory, prepaid expenses and other assets, liabilities on borrowed metals, and settlement of litigation. These sources of cash were partially offset by the impact of $76.9 million related to an increase in accounts payable, accrued expenses, and other liabilities.
Our investing activities from continuing operations used cash in the nine months ended March 31, 2012 of $1.9 million versus a source of cash of $1.1 million in the nine months ended March 31, 2011. A primary use of cash in the nine months ended March 31, 2012 were $2.7 million in capital expenditures, primarily for property and equipment for our new corporate headquarters, which were partially offset by a decrease in restricted cash of $0.6 million. Cash flows provided by investing activities related to discontinued operations was $0.1 million during the nine months ended March 31, 2012 and cash flows provided by investing activities related to discontinued operations was $0.1 million during the nine months ended March 31, 2011. These cash flows are associated with the disposition of the remaining assets of Greg Martin Auctions, Inc. Our investing activities from continuing operations in the nine months ended March 31, 2011 provided cash of $1.1 million, which was primarily as a result of the maturity of short-term certificates of deposits and sale of marketable securities during the period of $4.7 million, which was partially offset by $2.8 million and $0.8 million paid to acquire Stack's LLC and property and equipment.
Our financing activities provided $15.6 million and $50.9 million for the nine months ended March 31, 2012 and 2011. We borrowed $15.5 million for the nine months ended March 31, 2012 compared to $53.6 million in 2011. We also paid $2.5 million in dividends to non-controlling interests in the nine months ended March 31, 2011.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $163.0 million including a sub-facility for letters of credit up to a maximum of the credit facility. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.24% and 0.19% as of March 31, 2012 and June 30, 2011, respectively. Borrowings are due on demand and totaled $146.3 million and $129.5 million for lines of credit and $7.0 million and $7.0 million for letters of credit at March 31, 2012 and at June 30, 2011, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $9.7 million and $23.5 million at March 31, 2012 and June 30, 2011, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at March 31, 2012 were $44.1 million and $73.1 million, respectively. Our ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $26.1 million and $11.4 million at March 31, 2012 and at June 30, 2011, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $7.0 million and $7.0 million at March 31, 2012 and at June 30, 2011, respectively.

A-Mark entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows us to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory with adjustments included as components of cost of precious metals sold. Such obligation totaled $18.3 million and $0 million as of March 31, 2012 and June 30, 2011, respectively.

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

Separately, A-Mark, our precious metals trading subsidiary, has a line of credit with this lender totaling $18.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $20.0 million with respect to this lender. As of March 31, 2012, the total amount borrowed with this lender was $16.6 million, which consisted of $13.3 million by A-Mark and $3.3 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of March 31, 2012 were $3.4 million. As of June 30, 2011, the total amount borrowed was $16.0 million, $4.0 million by SNI and $12.0 million by A-Mark.

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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 4 and 7 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and nine months ended March 31, 2012 and 2011 were $31.5 million and $41.4 million, $(18.2) million and $(53.4) million, respectively.
At March 31, 2012 and June 30, 2011, we had outstanding purchase and sale commitments arising in the normal course of business totaling $659.8 million and $490.8 million and $176.2 million and $214.4 million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $154.3 million and $123.7 million and $400.3 million and $237.3 million, respectively. We use forward contracts and futures contracts to protect our inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2012 are scheduled to settle within 90 days.
On March 6, 2012, we entered into a securities purchase agreement (the “securities purchase agreement”), effective as of March 5, 2012, with Afinsa and Auctentia, S.L. (“Auctentia”). Pursuant to the securities purchase agreement, we have agreed to purchase all shares of our common stock currently held by Afinsa and Auctentia, which includes 271,514 shares held by Afinsa and 18,370,553 shares held by Auctentia, and all shares of common stock of Spectrum PMI held by Auctentia (collectively, the “securities”). The aggregate purchase price for the securities is $58.25 million, payable in cash at the closing. See further discussion under Item 1A, Risk Factors, below.

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

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended March 31, 2012, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report on Form 10-K, filed with the SEC, for the fiscal year ended June 30, 2011. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

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
There have been press reports of a possible shortfall in the segregated customer accounts at MFGI. We have accrued $2.1 million as of March 31, 2012 as a reserve against this potential loss (See note 4 to the accompanying condensed consolidated financial statements). We do not currently believe that our inability to access the balance of the MFGI Equity will have any material adverse impact on our liquidity position.
On March 6, 2012, we entered into a securities purchase agreement (the “securities purchase agreement”), effective as of March 5, 2012, with Afinsa and Auctentia, S.L. (“Auctentia”).

Pursuant to the securities purchase agreement, we have agreed to purchase all shares of our common stock currently held by Afinsa and Auctentia, which includes 271,514 shares held by Afinsa and 18,370,553 shares held by Auctentia, and all shares of common stock of Spectrum PMI held by Auctentia (collectively, the “securities”). The aggregate purchase price for the securities is $58.25 million, payable in cash at the closing.

The closing of the securities purchase agreement is subject to satisfaction or waiver of a number of conditions, including, among others, that all conditions to the consummation of the proposed rights offering shall have been satisfied and that we have sufficient funds, together with the proceeds of the rights offering, to consummate the transactions contemplated by the securities purchase agreement.

We anticipate financing the purchase primarily through funds received from a rights offering in which we will distribute at no charge to our stockholders (other than Afinsa and Auctentia) transferable subscription rights to purchase additional shares of our common stock at a certain subscription price. We intend to generate at least $37.3 million in gross proceeds from the rights offering, if it is fully subscribed. We expect to fund the balance of the purchase price through cash on hand at the Company and its subsidiaries.

We are also in preliminary discussions with potential investors regarding a backstop commitment by such investors to purchase shares of the Company's common stock not subscribed for in the rights offering, up to an agreed maximum number of shares, at the subscription price of $1.90 per share, in a private placement exempt from the registration requirements of the Securities Act. The Company anticipates that in connection with the backstop commitment, the backstop purchasers would separately commit to purchase a fixed number of additional privately placed shares of common stock contingent on the closing of the rights offering, at the subscription price, in which case the number of shares offered in the rights offering would be reduced. The investors would likely be granted customary registration rights with respect to the shares that they purchase. There is no assurance that the Company will conclude these backstop and private placement arrangements.

There can be no assurance that we will be successful in consummating the rights offering or that we will have sufficient cash on hand necessary, together with the fund raised through the rights offering, to consummate the transactions contemplated by the securities purchase agreement. If we are unable to close the transactions contemplated by the securities purchase agreement by July 15, 2012, because of a lack of sufficient financing or because of our material breach of our obligations under the securities purchase agreement, we will be required to pay a termination fee to Afinsa and Auctentia of $2.9 million. We will be required to pay Afinsa and Auctentia a termination fee of $3.5 million (in lieu of the aforementioned $2.9 million termination fee) if the securities purchase agreement has been terminated as a result of a willful and material breach of our obligations under the securities purchase agreement.

If we are unsuccessful in purchasing our common stock from Afinsa and Auctentia, they may sell the stock to a third party. A sale of all or a substantial portion of the shares of our common stock held by Afinsa and Auctentia to a holder (or group of holders) other than us will cause a change of control of us. A holder (or group of holders) of more than 50% of our issued and outstanding stock has sufficient voting power to control the outcome of virtually all corporate matters submitted to a vote of our stockholders. These matters could include the election of directors, amendments to our bylaws, changes in the size and composition of our board of directors, and mergers and other business combinations involving us. Such a holder may promote policies or transactions that may not be favored by other stockholders or impede policies or transactions that may be desirable for other stockholders. A change of control could also have adverse tax consequences to us by limiting our ability to utilize our net operating loss carry-forwards and other related tax attributes.

We and Auctentia are parties to a registration rights agreement pursuant to which Auctentia may request that substantially all of the shares of our common stock beneficially owned by it be registered by us at our expense. Unless and until such a registration statement is declared effective, Auctentia would likely not be able to sell the shares publicly, and would have to dispose of those shares in one or more private transactions. If and when the shares are registered, then they would be freely tradable immediately after any registration. Sales of such shares in the public markets in one or more “block” transactions could have a negative effect on the trading price of our common stock.

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

Date:	May 14, 2012	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	May 14, 2012
Gregory N. Roberts

/s/ Paul Soth	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	May 14, 2012
Paul Soth