Form 10-Q
period 2008-09-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2012-06-25
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 1-11988
SPECTRUM GROUP INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation)	22-2365834 (IRS Employer I.D. No.)
1063 McGaw
Irvine, CA 92614

(Address of Principal Executive Offices) (Zip Code)
(949) 748-4800

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

Number of shares outstanding of each of the issuer’s classes of common stock as of November 14, 2008 :
28,331,406 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2008

Introductory Note
As previously disclosed, Spectrum Group International, Inc. ("SGI" or the "Company") undertook to file its quarterly reports on Form 10-Q for the fiscal year ended June 30, 2009, by June 30, 2012.  These reports had not previously been filed.

Set forth herein is the Company's Report on Form 10-Q for the quarter ended September 30, 2008.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	September 30, 2008	June 30, 2008 (1)
		(restated)
ASSETS
Current assets:
Cash and cash equivalents	$25,072	$35,860
Short-term investments and marketable securities	1,758	—
Receivables and secured loans, net — trading operations	41,018	25,874
Accounts receivable and consignor advances, net — collectibles operations	8,364	7,014
Litigation settlement receivable	475	5,975
Inventory, net	116,930	130,653
Deferred income taxes	—	189
Prepaid expenses and other assets	2,327	4,355
Total current assets	195,944	209,920
Long term inventory, net	—	297
Property and equipment, net	1,770	1,767
Real estate held for sale	1,640	1,640
Goodwill	6,525	6,525
Other purchased intangibles, net	8,383	8,673
Other assets	171	108
Income tax receivables	1,162	1,463
Deferred tax assets	749	—
Total assets	$216,344	$230,393

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables	$34,121	$29,570
Liability on borrowed metals	21,274	18,789
Accrued expenses, accrued compensation and other current liabilities	10,820	15,737
Accrued litigation settlement	8,995	14,995
Income taxes payable	4,701	2,232
Line of credit	53,900	65,747
Deferred tax liability	1,220	—
Other current liabilities	348	454
Total current liabilities	135,379	147,524
Deferred and other long term tax liabilities	540	1,704
Total liabilities	135,919	149,228
Minority interests	7,046	6,315
Commitments, contingencies and subsequent events (notes 11 and 17)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 28,224 and 28,209 at September 30, 2008 and June 30, 2008, respectively	282	282
Additional paid-in capital	232,257	232,123
Accumulated other comprehensive income	9,185	13,141
Accumulated deficit	(168,345)	(170,696)
Total stockholders’ equity	73,379	74,850
Total liabilities and stockholders’ equity	$216,344	$230,393
_________________
(1) The Condensed Consolidated Balance Sheet as of June 30, 2008 has been derived from the audited consolidated financial statements included in the Company's 2008 Annual Report on Form 8-K, as restated.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended
	September 30, 2008	September 30, 2007

Revenues:
Sales of precious metals	$1,006,993	$499,249
Collectibles revenues:
Sales of inventory	34,133	27,032
Auction commissions earned	3,926	3,382
Total revenue	1,045,052	529,663
Cost of sales:
Cost of precious metals sold	999,607	496,448
Cost of collectibles sold	32,620	23,198
Total cost of sales	1,032,227	519,646
Gross profit	12,825	10,017
Operating expenses:
General and administrative	6,180	7,449
Salaries and wages	5,944	4,732
Depreciation and amortization	437	504
Litigation settlement	—	9,020
Total operating expenses	12,561	21,705
Operating income (loss)	264	(11,688)
Interest and other income (expense):
Interest income	1,204	1,191
Interest expense	(853)	(868)
Other income (expense), net	703	468
Unrealized gain (loss) on foreign currency	2,332	(813)
Total interest and other income (expense)	3,386	(22)
Income (loss) before provision for income taxes and minority interests	3,650	(11,710)
Provision for income taxes	568	27
Minority interests	731	67
Net income (loss)	$2,351	$(11,804)

Basic and diluted income (loss) per share:
Basic	$0.08	$(0.42)
Diluted	$0.08	$(0.42)

Weighted average shares outstanding
Basic	29,034	28,136
Diluted	29,464	28,136
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Common Stock in Shares	Common Stock in ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance, June 30, 2008	28,209	$282	$232,123	$13,141	$(169,322)	$76,224
Restatement adjustments (note 1)	—	—	—	—	(1,374)	(1,374)
Balance, June 30, 2008 (restated)	28,209	282	232,123	13,141	(170,696)	74,850
Net income	—	—	—	—	2,351	2,351	$2,351
Unrealized gain on marketable securities, net of tax	—	—	—	8	—	8	8
Change in cumulative foreign currency translation adjustment	—	—	—	(3,964)	—	(3,964)	(3,964)
Comprehensive loss	—	—	—	—	—	—	$(1,605)
Taxes paid in exchange for cancellation of restricted shares	—	—	(30)	—	—	(30)
Share based compensation	—	—	164	—	—	164
Issuance of common stock for restricted stock grants	15	—	—	—	—	—
Balance, September 30, 2008	28,224	$282	$232,257	$9,185	$(168,345)	$73,379

See accompanying notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended
	September 30, 2008	September 30, 2007

Cash flows from operating activities:
Net income (loss)	$2,351	$(11,804)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	437	503
Provision for bad debts	30	536
Provision for inventory reserve	250	449
Provision (benefit) for deferred taxes	(2)	(552)
Stock based compensation	136	67
Minority interests	731	67
Gain on sale of marketable securities	—	(32)
Changes in assets and liabilities:
Accounts receivable and consignor advances	(1,380)	755
Receivables and secured loans	(12,068)	(8,778)
Litigation settlement receivable	5,500	(5,975)
Inventory	13,770	(5,574)
Prepaid expenses and other assets	1,966	1,194
Accounts payable, accrued expenses and other liabilities	(3,602)	505
Income taxes	2,267	919
Accrued litigation settlement	(6,000)	14,995
Net cash provided by (used in) operating activities	4,386	(12,725)
Cash flows from investing activities:
Capital expenditures for property and equipment	(138)	(297)
Cash paid for acquisition, net of cash acquired	—	336
Maturity (purchases) of short term investments	—	(837)
Sales (purchases) of marketable securities	(1,758)	—
Net cash used in investing activities	(1,896)	(798)
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	(11,847)	5,796
Borrowings (repayments) under long-term note payable	—	(2,350)
Liability on borrowed metals	2,486	2,748
Taxes paid on behalf of employees with respect to vesting of restricted shares	(30)	—
Dividends paid to minority interests	—	(589)
Net cash provided by (used in) financing activities	(9,391)	5,605
Effects of exchange rates on cash	(3,887)	932
Net decrease in cash and cash equivalents	(10,788)	(6,986)
Cash and cash equivalents, beginning of period	35,860	21,168
Cash and cash equivalents, end of period	$25,072	$14,182

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest expense	$620	$765
Income taxes	$147	$329

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements reflect the financial condition, results of operations, and cash flows of Spectrum Group International, Inc. (the “Company” or “SGI”) and its subsidiaries, and were prepared utilizing accounting principles generally accepted in the United States (“U.S. GAAP”). The Company conducts its operations in two reportable segments: Trading and Collectibles. Each of these reportable segments represent an aggregation of various operating segments that meet the aggregation criteria set forth in Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”).
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal years ended June 30, 2009 and June 30, 2008 as filed on Forms 10-K and 8-K (the “2009 Annual Report” and the “2008 Annual Report,” respectively), as filed with the SEC. Amounts related to disclosure of June 30, 2008 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2009 and 2008 Annual Reports.
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
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 66% of the Company's outstanding common stock at September 30, 2008. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

Collectibles Segment

The Company's collectibles business operates as an integrated network of global companies concentrating on numismatic (coins and currencies) and philatelic (stamps) materials, rare and fine vintage wine, antique arms and armor, and historical memorabilia (militaria). Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions.
European Operations

The European Operations (the “European Operations”) of the Company comprise nine European companies, each of which is wholly-owned by the Company. The European Operations are primarily engaged in the sale of philatelic materials by auction.

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the three months ended September 30, 2008. See Footnote 2 of the Company's consolidated financial statements included in the Company's 2009 and 2008 Annual Reports for a comprehensive description of the Company's significant accounting policies.
Restatements of Previously Issued Consolidated Financial Statements
The Company restated its 2008 consolidated balance sheet and statement of stockholders' equity in a previous filing on Form 10-K for the year ended June 30, 2009, which was filed on October 8, 2009. The adjustment removed a $888,000 deferred tax liability that was reflected improperly therein. Such adjustment resulted in an increase to retained earnings as of June 30, 2007. The Company also corrected an error in prior period financial statements by adjusting the opening balance sheet in a previous filing on Form 10-K for the year ended June 30, 2011, which was filed on September 23, 2011. This error pertained to a $2.3 million overstatement of income tax receivable related to an overstatement in June 30, 2007 taxable loss which was used to offset prior year taxable income. The 2008 consolidated balance sheet and statement of stockholders' equity presented herein reflect these previously filed restatements.

Short-Term Investments and Marketable Securities
Short-term investments represent uninsured bank notes with maturities greater than 90 days held by the Company’s European Operations. The Company’s short-term investments are carried at the lower of cost or market.
The Company classifies and accounts for debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of deferred tax, is included as a separate component of stockholder’s equity, within accumulated other comprehensive income.
Fair Value Measurements
Effective July 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”, which defines fair value for financial reporting. The Company has valued its assets and liabilities subject to fair value determination in accordance with the valuation hierarchy defined within SFAS 157. See further discussion in Note 16.

The FASB issued FASB Staff Position (“FSP”) No. 157-2 which delays for one year the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. This delay lapsed for the Company effective July 1, 2009.

Presentation of Certain Direct Costs and Cash Flows
During the quarter ended December 31, 2009, the Company began efforts to develop an improved company-wide financial consolidation. The new process streamlined the preparation of the Company's consolidated financial statements and provided greater visibility into its divisional and consolidated results of operations and financial position. The application of the new reporting process identified certain errors in classification in the Company's consolidated statements of operations.
During the quarter ended June 30, 2010, the Company discovered that the 2009 consolidated statement of cash flows incorrectly reported (1) the change in liability associated with borrowed metals used in trading operations within financing activities rather than operating activities and (2) unrealized foreign currency gain from the transaction adjustments of our European-denominated loans as effects of exchange rates on cash rather than as an adjustment to net income to arrive at cash flows from operations. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the new consolidation process. The Company reclassified only the previously-reported amounts presented in periodic reports beginning with the year ended June 30, 2010. The Company has not reclassified such items in the accompanying condensed consolidated statements of cash flows for the three months ended September 30, 2008 and 2007 as such amounts are not material.
During the quarter ended September 30, 2010, management of the Company identified certain errors in classification of expenses reflected in the Company's consolidated statements of operations. Specifically, certain direct costs related to providing auction services and sales of collectible goods were improperly reflected as selling, general and administrative expenses and were reclassified to auction service expense and cost of collectibles sold, components of cost of sales. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the detail of such related accounts. The Company reclassified only the previously-reported amounts presented in periodic reports beginning with the quarterly filing for the quarter ended September 30, 2010. The Company has not reclassified such costs in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 as such amounts are not material.
Comprehensive Income (Loss)
The components of our comprehensive income (loss) for the three months ended September 30, 2008 and 2007 primarily include net income (loss), adjustments to stockholders’ equity for foreign currency translation adjustments, and changes in net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.

The following is our comprehensive income (loss) with the respective tax impacts for the three month periods ending September 30, 2008 and 2007:

	Three Months Ended
in thousands	September 30, 2008	September 30, 2007

Net income (loss)	$2,351	$(11,804)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain on marketable securities, net of tax	8	32
Foreign currency translation adjustment	(3,964)	4,315
Other comprehensive loss	$(1,605)	$(7,457)

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
For the three months ended September 30, 2008 and 2007, the Company recognized unrealized gains (losses) of $2.3 million and $(0.8) million, respectively, on foreign currency in the condensed consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $28.0 million and $19.5 million at September 30, 2008 and 2007, owed by SGI to certain of its subsidiaries included in its European Operations.
Income Taxes
The Company is required to estimate its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's condensed consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits.
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
On July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes (income tax benefit) in the condensed consolidated statements of operations.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. Since the Company incurred a net loss for the three months ended September 30, 2007, basic and diluted loss per share were the same because the inclusion of 837,884 potential common shares, related to 713,825 outstanding stock options, 86,559 restricted stock grants, and 37,500 stock appreciation rights ("SARs"), in the computation of net loss per share would have been anti-dilutive. In computing diluted earnings per share for the three months ended September 30, 2008, the Company excluded options to purchase 363,825 shares of common stock and 37,500 stock appreciation rights (“SARS”) where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at September 30, 2008 and 2007.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended
in thousands	September 30, 2008	September 30, 2007

Basic weighted average shares outstanding (1)	29,034	28,136
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	430	—
Diluted weighted average shares outstanding	29,464	28,136

(1)	Basic weighted average shares, for the three months ended September 30, 2008 and 2007 include the effect of vested but unissued restricted stock grants.
Recent Accounting Pronouncements
In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”), which is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard is a revision to the FASB issued Statement No. 141, Business Combinations (“SFAS No. 141”). The revised statement requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. The impact upon adoption and its effects on future periods will depend on the nature and significance of business combinations subject to this Statement.
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
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 requires that non-controlling (minority) interests be reported as a component of equity, that net income attributable to the parent and to the non-controlling interest be separately identified in the income statement, that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and that any retained non-controlling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS No. 160 is an amendment of Accounting Research Bulletin No. 51, Consolidated Financial Statements and related interpretations. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS No. 161”), which expands the disclosure requirements in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 161’s disclosure provisions apply to all entities with derivative instruments subject to SFAS No. 133 and its related interpretations. The provisions also apply to related hedged items, bifurcated derivatives, and non-derivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. Such disclosures, as well as existing SFAS No. 133 required disclosures, generally will need to be presented for every annual and interim reporting period. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. This Statement sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This Statement is effective for interim and annual periods ending after June 15, 2009. This Statement is not expected to have a material impact on the Company's consolidated results of operations or financial position other than requiring additional disclosures.

In June 2009, the FASB Issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS No. 166”). SFAS No. 166 amends SFAS No. 140 by removing the exemption from consolidation for Qualifying Special Purpose Entities (“QSPEs”). This Statement also limits the circumstances in which a financial asset, or portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented and/or when the transferor has continuing involvement with the transferred financial asset. The Company will adopt this Statement for interim and annual reporting periods beginning on July 1, 2009. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position or results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), (“SFAS 167”). SFAS 167 amends FASB Interpretation 46(R) to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. The Company does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position or results of operations.

2.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's trading segment revenues for the three months ended September 30, 2008 and 2007 are listed below:

	Three Months Ended
	September 30, 2008		September 30, 2007

in thousands	in $’s	as a %	in $’s	as a %
Total Trading segment revenue	$1,006,993	100.0%	$499,249	100.0%
Trading segment customer concentrations
Customer A	$168,253	16.7%	$72,071	14.4%
Customer B	122,803	12.2	—	—
Total	$291,056	28.9%	$72,071	14.4%
Customers providing 10 percent or more of the Company's trading segment's accounts receivable, excluding $15.4 million and $10.1 million secured loans, as of September 30, 2008 and June 30, 2008, respectively, are listed below:

	September 30, 2008		June 30, 2008

in thousands	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$24,289	100.0%	$7,835	100.0%
Trading segment customer concentrations
Customer C	$2,223	9.2%	$1,821	23.2%
Customer D	—	—	1,798	22.9
Total	$2,223	9.2%	$3,619	46.1%
Customers providing 10 percent or more of the Company's trading segment's secured loans as of September 30, 2008 and June 30, 2008, respectively, are listed below:

	September 30, 2008		June 30, 2008

in thousands	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$15,417	100.0%	$10,135	100.0%
Trading segment customer concentrations
Customer E	$2,000	13.0%	$2,000	19.7%
Customer F	2,000	13.0	1,750	17.3
Customer G	1,402	9.1	1,463	14.4
Total	$5,402	35.1%	$5,213	51.4%
The loss of any of the above customers of the trading segment could have a material adverse effect on the operations of the Company. For the three months ended September 30, 2008 and 2007 and as of September 30, 2008 and June 30, 2008, the Collectibles segment had no reportable concentrations.

3.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of September 30, 2008 and June 30, 2008:

in thousands	September 30, 2008	June 30, 2008

Customer trade receivables	$2,668	$3,972
Wholesale trade advances	9,255	3,540
Secured loans	15,417	10,135
Due from brokers and other	12,366	323
Subtotal	39,706	17,970
Less: allowance for doubtful accounts	(35)	(30)
Subtotal	39,671	17,940
Derivative assets — futures contracts	—	6,336
Derivative assets — open purchase and sales commitments	1,347	1,598
Receivables and secured loans, net — trading operations	$41,018	$25,874
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of September 30, 2008 and June 30, 2008, the loans carried an average effective interest rate of 8.7% and 10.1%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
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
Accounts receivable and consignor advances from the Company's collectibles segment consist of the following as of September 30, 2008 and June 30, 2008:

in thousands	September 30, 2008	June 30, 2008

Auction and trade	$8,636	$7,505
Less: allowance for doubtful accounts	(272)	(491)
Accounts receivable and consignor advances, net — collectibles operations	$8,364	$7,014
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2008 and June 30, 2008 is adequate. However, actual write-offs could exceed the recorded allowance.

Activity in the total allowance for doubtful accounts for the trading and collectible segments for the three months ended September 30, 2008 and the year ended June 30, 2008 are as follows:

in thousands	September 30, 2008	June 30, 2008

Beginning balance	$(521)	$(509)
Provision for loss	(30)	(66)
Charge off to reserve	202	132
Foreign currency exchange rate changes	42	(78)
Ending balance	$(307)	$(521)

4.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of September 30, 2008 and June 30, 2008 totaled $518,000 and $719,000, respectively. Commemorative coins, which are not hedged, are included in inventory at the lower of cost or market totaled $1.6 million and $1.4 million, respectively. For the three months ended September 30, 2008 and 2007, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories totaled $(1.8) million and $0.2 million, respectively. These unrealized gains are included as a reduction of the cost of products sold in the accompanying condensed consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the condensed consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $21.3 million as of September 30, 2008 and $18.8 million as of June 30, 2008. A corresponding obligation related to metals borrowed is reflected on the condensed consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 9).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2008 and June 30, 2008 totaled $16.1 million and $15.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of September 30, 2008 and June 30, 2008 consisted of the following:

in thousands	September 30, 2008	June 30, 2008

Trading segment inventory	$78,406	$96,401
Less: provision for loss	(104)	(104)
Trading, net	$78,302	$96,297
Collectibles segment inventory	$39,577	$45,417
Less: provision for loss	(949)	(10,764)
Collectibles, net	$38,628	$34,653
Total inventory, gross	$117,983	$141,818
Less: provision for loss	(1,053)	(10,868)
Inventory, net	116,930	130,950
Less: current inventory	(116,930)	(130,653)
Long-term inventory, net	$—	$297
Activity in the allowance for inventory loss reserves for the three months ended September 30, 2008 are as follows:

in thousands
Balance, June 30, 2008	$(10,868)
Provision for loss	(250)
Charge off to reserve	9,186
Foreign currency exchange rate charges	879
Balance, September 30, 2008	$(1,053)

5. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
The changes in the carrying values of goodwill by business segments for the three months ended September 30, 2008 are described below:

in thousands	June 30, 2008	Additions and Adjustments	Impairments	September 30, 2008
Trading	$4,884	$—	$—	$4,884
Collectibles	1,641	—	—	1,641
	$6,525	$—	$—	$6,525
Cumulative goodwill impairment totaled $3.4 million as of September 30, 2008 and June 30, 2008.
The carrying value of other purchased intangibles as of September 30, 2008 and June 30, 2008 is as described below:

		September 30, 2008				June 30, 2008

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Trademarks	Indefinite	$2,033	$—	$—	$2,033	$2,033	$—	$—	$2,033
Customer lists	5 - 15	8,890	(3,014)	—	5,876	8,890	(2,854)	—	6,036
Non-compete and other	4 - 15	2,260	(1,786)	—	474	2,260	(1,656)	—	604
Purchased intangibles subject to amortization		11,150	(4,800)	—	6,350	11,150	(4,510)	—	6,640
		$13,183	$(4,800)	$—	$8,383	$13,183	$(4,510)	$—	$8,673

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for three months ended September 30, 2008 and 2007 were $0.3 million and $0.4 million.

As of September 30, 2008, estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Periods ending June 30,	Amount
2009 (remaining 9 months)	$905
2010	687
2011	609
2012	539
2013	487
Thereafter	3,123
Total	$6,350

6.	ACCOUNTS PAYABLE, CUSTOMER DEPOSITS AND CONSIGNOR PAYABLES
Accounts payable, customer deposits and consignor payables consists of the following:

in thousands	September 30, 2008	June 30, 2008

Trade payable to customers and consignor payables	$14,642	$13,330
Advances from customers	12,270	6,165
Net liability on margin accounts	3,611	7,872
Due to brokers	—	844
Derivative liabilities — futures contracts	1,729	—
Derivative liabilities — forward contracts	1,762	531
Other accounts payable	107	828
	$34,121	$29,570

7.	INCOME TAXES

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

Income tax provision on continuing operations for the three months ended September 30, 2008 and 2007 consists of expense of $80,000 and $0 on earnings in tax jurisdictions outside the U.S. and $488,000 and $27,000 related to U.S. federal and state jurisdictions respectively. Our effective rate was 15.6% and (0.2)% for the three months ended September 30, 2008 and 2007 respectively.

The Company records a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount which is believed more likely than not to be realized. When the Company establishes or reduces the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $14.6 million and $14.1 million as of September 30, 2008 and June 30, 2008, respectively.

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

As of September 30, 2008, the Company had $26.1 million of unrecognized tax benefits and $0.3 million relating to interest and penalties. Of the total unrecognized tax benefits, $2.4 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.1 million during the three months ended September 30, 2008. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next nine months; however the Company is unable to predict the outcome at this time.

8.	FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $100.0 million including a facility for letters of credit up to a maximum of $100.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 2.9% and 2.5% as of September 30, 2008 and June 30, 2008, respectively. Borrowings are due on demand and totaled $53.9 million and $65.7 million for lines of credit and $4.8 million and $4.8 million for letters of credit at September 30, 2008 and at June 30, 2008, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $41.4 million and $32.0 million at September 30, 2008 and June 30, 2008 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of September 30, 2008 was $21.3 million and $49.1 million , respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $21.3 million and $18.8 million as of September 30, 2008 and June 30, 2008, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $4.8 million and $4.8 million as of September 30, 2008 and June 30, 2008, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $668,000 and $868,000 for the three months ended September 30, 2008 and 2007, respectively.

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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under SFAS No. 133. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 4 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 were $8.4 million and $(7.1) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at September 30, 2008 and at June 30, 2008:

in thousands	September 30, 2008	June 30, 2008
Trading Inventory, net	$78,302	$96,297
Less unhedgable inventory:
Commemorative coins	(1,631)	(1,358)
Inventory reserve	104	104
Premium on metals position	(518)	(719)
Subtotal	76,257	94,324
Commitments at market:
Open inventory purchase commitments	147,401	105,163
Open inventory sale commitments	(130,485)	(49,900)
Margin sale commitments	(7,130)	(18,714)
Premiums on open commitment positions	970	—
Inventory borrowed from suppliers	(21,274)	(18,789)
Advances on industrial metals	1,099	385
Inventory subject to price risk	66,838	112,469
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	14,688	30,154
Precious metals futures contracts at market values	52,044	82,431
Total market value of derivative financial instruments	66,732	112,585
Net inventory subject to price risk	$106	$(116)
At September 30, 2008 and June 30, 2008, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $147.4 million and $105.2 million and $(130.5) million and $(49.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $14.7 million and $30.2 million and $52.0 million and $82.4 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2008 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2008, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

10.	MINORITY INTERESTS

Non-controlling interests include Auctentia’s 20% share in the net assets and income of A-Mark, and the outside partners' interests in the net assets and income of the joint venture described below.

Winter Games Bullion Ventures, LLC
On March 28, 2008, A-Mark formed Winter Games Bullion Ventures, LLC (“WGBV”), a limited term joint venture, with an outside partner for the purpose of purchasing, marketing, and distributing 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. A-Mark contributed $450,000 for a 50% ownership in the joint venture. The Company includes WGBV's financial position and results of operations in the condensed consolidated financial statements, since A-Mark is the primary beneficiary of WGBV, a variable interest entity ("VIE"). In determining that A-Mark is the primary beneficiary, the Company evaluated both qualitative and quantitative considerations of the VIE, including, among other things, its capital structure, terms of contracts between A-Mark and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE.

The Company's consolidated balance sheet includes the following minority interests as of September 30, 2008 and June 30, 2008:

in thousands	September 30, 2008	June 30, 2008

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$6,357	$5,820
Winter Games Bullion Ventures, LLC. 50% outside interest	689	495
Total	$7,046	$6,315
The Company's consolidated statement of operations for the three months ended September 30, 2008 and 2007 included the following minority interest in net income:

	Three Months Ended
in thousands	September 30, 2008	September 30, 2007

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$536	$67
Winter Games Bullion Ventures, LLC. 50% interest	195	—
Total	$731	$67
The following table summarizes the balance sheet of WGBV:

in thousands	September 30, 2008	June 30, 2008

Cash	$26	$33
Total assets	$2,293	$1,726
Members’ equity	$1,378	$988
Total liabilities and members’ equity	$2,293	$1,726
The following table summarizes the statements of income of WGBV:

	Three Months Ended
in thousands	September 30, 2008	September 30, 2007

Sales	$3,491	$—
Cost of products sold	3,002	—
Gross profit	489	—
Operating and other expenses	101	—
Net income	$388	$—

11. COMMITMENTS AND CONTINGENCIES
Refer to Note 14 to the Notes to Consolidated Financial Statements in the 2008 Annual Report filed on Form 8-K on June 30, 2009 (the “2008

Annual Report”) for information relating to minimum rental commitments under operating leases, consulting and employment contracts, and other commitments.

12. LITIGATION
Certain legal proceedings in which the Company is involved are discussed in Part I, Item 3 and in Note 16 to the Notes to the Consolidated Financial Statements in its 2011 Annual Report. There have been no material changes except as previously disclosed.

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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through September 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At September 30, 2008, there were 3,803,974 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options.
During the three months ended September 30, 2008, the Company recorded $0 in expense in the consolidated statement of operations related to the vesting of previously issued employee stock options. The Company made no grants during the three months ended September 30, 2008 and 2007.
The following table summarizes the stock option activity for the three months ended September 30, 2008:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2008	613,325	$6.14	$114	$4.69
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	(8,000)	10.16	45	3.76
Forfeited		—	—	—
Outstanding at September 30, 2008	605,325	$6.09	$69	1.71
Shares exercisable at September 30, 2008	605,325	$6.09	$69	$1.71
Following is a summary of the status of stock options outstanding at September 30, 2008:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	392,250	4.51	$2.29	392,250	$2.29
5.01	10.00	26,200	5.01	8.96	26,200	8.96
10.01	15.00	186,875	5.49	13.65	186,875	13.65
		605,325	4.83	$6.09	605,325	$6.09
The Company has issued restricted stock to certain members of management, key employees, and directors. During the three months ended September 30, 2008 and 2007, the Company granted 326,548 and 36,559 restricted shares at a weighted average issuance price of $2.73 and $2.01, respectively. Such shares generally vest after 2 years from the date of grant. Total compensation expense recorded for restricted shares for the three months ended September 30, 2008 and 2007 was $164,000 and $29,000, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $4.2 million as of September 30, 2008.

The following table summarizes the restricted stock grant activity for the three months ended September 30, 2008:

	Shares	Weighted Average share price at grant date
Outstanding at June 30, 2008	279,892	$2.64
Shares granted	326,548	2.73
Shares issued	(14,637)	2.85
Shares forfeited	(1,102)	1.92
Shares withheld for employee taxes	—	—
Outstanding at September 30, 2008	590,701	2.66
Vested but unissued at September 30, 2008	123,885	$2.49
Stock Appreciation Rights
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of September 30, 2008 and as of June 30, 2008, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06 and $12.06 per share, respectively. At September 30, 2008 and at June 30, 2008, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three months ended September 30, 2008 and 2007, the Company recognized pre-tax compensation expense related to these grants of $0 and $28,000 based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
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
The Company's operations are organized under two business segments - Trading and Collectibles. See Note 16 on the Company's 2008 Annual Report for additional information about reportable segments.

	Three Months Ended
in thousands	September 30, 2008	September 30, 2007

Revenue:
Trading	$1,006,993	$499,249
Collectibles:
Numismatics	31,437	23,648
Philatelic	6,251	6,460
Militaria and other	371	306
Total collectibles	38,059	30,414
Total revenue	$1,045,052	$529,663

in thousands	Three Months Ended
Revenue by geographic region:	September 30, 2008	September 30, 2007
United States	$1,044,639	$527,250
Asia Pacific	3	851
Europe	410	1,562
Total revenue	$1,045,052	$529,663

in thousands	Three Months Ended
Operating income (loss):	September 30, 2008	September 30, 2007
Trading	$4,284	$1,064
Collectibles	(2,914)	(1,331)
Corporate expenses	(1,106)	(11,421)
Operating income (loss)	$264	$(11,688)

in thousands	Three Months Ended
Depreciation and amortization:	September 30, 2008	September 30, 2007
Trading	$248	$246
Collectibles	189	258
Total depreciation and amortization	$437	$504

in thousands	September 30, 2008	June 30, 2008
Inventories by segment/geographic region:
Trading:
United States	$78,303	$96,297
Collectibles:
United States	34,234	29,576
Europe	4,249	4,981
Asia	144	96
Total collectibles	38,627	34,653
Total inventories	$116,930	$130,950

in thousands	September 30, 2008	June 30, 2008
Total assets by segment/geographic region:		(restated)
Trading:
United States	$140,467	$136,638
Collectibles:
United States	50,144	54,360
Europe	19,506	28,772
Asia	1,863	2,131
Total collectibles	71,513	85,263
Corporate and other	4,364	8,492
Total assets	$216,344	$230,393

in thousands	September 30, 2008	June 30, 2008
Total long term assets by segment/geographic region:		(restated)
Trading:
United States	$10,616	$11,808
Collectibles:
United States	6,256	5,325
Europe	1,413	618
Asia	152	154
Total collectibles	7,821	6,097
Corporate and other	1,963	2,271
Total long-term assets	$20,400	$20,176

15. OTHER COMPREHENSIVE INCOME (LOSS)

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

As of September 30, 2008 and June 30, 2008, the components of accumulated other comprehensive income are as follows:

in thousands	September 30, 2008	June 30, 2008

Unrealized income on marketable securities, net of tax	$(41)	$(49)
Foreign currency translation gain	9,226	13,190
Accumulated other comprehensive income	$9,185	$13,141

16.	FAIR VALUE MEASUREMENTS
Valuation Hierarchy

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) creates a single definition of fair value for financial reporting. The new rules associated with SFAS No. 157 state that valuation techniques consistent with the market approach, income approach and/or cost approach should be used to estimate fair value. Selection of a valuation technique, or multiple valuation techniques, depends on the nature of the asset or liability being valued, as well as the availability of data.

SFAS No. 157 had the following impact:

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

Valuation Hierarchy

SFAS No. 157 established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2008
	Quoted Price in
	Active Markets for	Significant Other
	Identical	Observable	Significant
	Instruments	Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$78,406	$—	$—	$78,406
Derivative assets — open purchase and sales commitments	—	1,347	—	1,347
Total assets valued at fair value	$78,406	$1,347	$—	$79,753
Liabilities:
Liability on borrowed metals	$(21,274)	$—	$—	$(21,274)
Liability on margin accounts	(3,611)	—	—	(3,611)
Derivative liabilities — forward contracts	—	(1,762)	—	(1,762)
Derivative liabilities — future contracts	—	(1,729)	—	(1,729)
Total liabilities valued at fair value	$(24,885)	$(3,491)	$—	$(28,376)

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

17. SUBSEQUENT EVENTS

None.

18. RELATED PARTY

As part of the A-Mark sale agreement dated July 15, 2005, the former owner was paid $6,000 in consulting fees for the year ended June 30, 2008. Additionally, per the terms of the A-Mark sale agreement, the former owner receives a portion of the income earned on a specific type of transaction. The Trading segment accrued $0 and $292,000 in royalty expense for the three months ended September 30, 2008 and the year ended June 30, 2008, respectively. The $292,000 is included in accrued liabilities as of June 30, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
The discussion in Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in Item 1A of our Annual Report on Forms 10-K and 8-K (the “2009 Annual Report” and the “2008 Annual Report”), as filed by us with the Securities and Exchange Commission (the “SEC”), for the fiscal year ended June 30, 2008.
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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three months ended September 30, 2008 and 2007.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of September 30, 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. Our reporting segments are defined in Note 14 of the Notes to Condensed Consolidated Financial Statements. For the three months ended September 30, 2008, total revenue was $1.05 billion comprising of Trading segment revenue of $1.01 billion, or 96.4% of our total revenue and Collectibles segment revenue of $38.1 million or 3.6% of our total revenues. Total revenue for the three month period increased $515.4 million or 97.3% from $0.5 billion for the comparable period last fiscal year. This increase was driven by an increase in Trading revenue of $507.7 million and a $7.6 million or 25.1% increase in our Collectibles segment revenue. The increase in Trading segment revenue was attributable to an overall increase in metal ounces sold and an increase in average price per ounce for gold and silver for the current three months compared to the comparable three months. The increase in collectible segment revenue was driven by a general rise in numismatic activity, and a very successful summer and fall auction calendar which generated higher aggregate sales versus the previous year.
Operating income for the three months ended September 30, 2008 increased $12.0 million to $0.3 million income, from a $11.7 million loss in the prior period. The $11.7 million loss in the three months ended September 30, 2007 included a $9.0 million litigation settlement. Excluding this one-time charge, operating income improved $2.9 million, which was primarily due to increased gross profit in our Trading segment.
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
Collectibles
Our Collectibles segment is a global integrated network of companies with operations in North America, Europe and Asia. Our collectibles business is focused on numismatic (coins) and philatelic (stamps) material, and antique arms, armor and historical memorabilia. We primarily sell these materials, both owned and consigned, through our auction subsidiaries and through wholesale merchant/dealer relationships.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2008 and 2007
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2008 and 2007 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2008	revenue	2007	revenue	(decrease)	(decrease)
Revenue	$1,045,052	100.0%	$529,663	100.0%	$515,389	97.3%
Gross profit	12,825	1.2	10,017	1.9	2,808	28.0
General and administrative expenses	6,180	0.6	7,449	1.4	(1,269)	(17.0)
Salaries and wages	5,944	0.6	4,732	0.9	1,212	25.6
Depreciation and amortization	437	—	504	0.1	(67)	(13.3)
Litigation settlement	—	—	9,020	1.7	(9,020)	(100.0)
Operating income (loss)	264	—	(11,688)	(2.2)	11,952	NM
Interest income	1,204	0.1	1,191	0.2	13	1.1
Interest expense	(853)	(0.1)	(868)	(0.2)	(15)	(1.7)
Other income, net	703	0.1	468	0.1	235	50.2
Unrealized gain (loss) on foreign exchange	2,332	0.2	(813)	(0.2)	3,145	NM
Income (loss) before income taxes and minority interests	3,650	0.3	(11,710)	(2.2)	15,360	NM
Provision for income taxes	568	0.1	27	—	541	2,003.7
Minority interests	731	0.1	67	—	664	991.0
Net income (loss)	$2,351	0.2%	$(11,804)	(2.2)%	$14,155	NM

			Increase/	% of Increase/
	2008	2007	(decrease)	(decrease)
Basic and diluted income (loss) per share:
Basic	$0.08	$(0.42)	$0.50	NM
Diluted	$0.08	$(0.42)	$0.50	NM

Weighted average shares outstanding
Basic	29,034	28,136
Diluted	29,464	28,136

NM - not meaningful
Revenues and Gross Profit
Revenues for the three months ended September 30, 2008 increased $515.4 million, or 97.3%, to $1.05 billion from $0.53 billion in 2007. Our

Collectible segment revenues increased $7.6 million or 25.1% to $38.1 million for the three months compared to $30.4 million for the same period for 2007. Trading revenues increased $507.7 million, or 101.7% to $1.01 billion for the three months ended September 30, 2008. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the three months ended September 30, 2008 increased $2.8 million to $12.8 million from $10.0 million in 2007. An increase of $4.59 million to $7.4 million in our Trading segment's gross profit contributed to the increase. Our Collectibles segment's gross profit decreased $1.8 million to $5.4 million from $7.2 million for the three months ended September 30, 2008 when compared to the three months ended September 30, 2007. Our gross profit margins decreased slightly to 1.2% for the three months ended September 30, 2008 from 1.9% in 2007. Gross profit margin increased 0.17% to 0.73% in our Trading segment and decreased 9.4% to 14.3% in our Collectibles segment for the three months ended September 30, 2008. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses decreased $1.3 million, or 17.0%, to $6.2 million for the three months ended September 30, 2008 from $7.4 million in 2007. This was primarily due to decreases in a variety of general and administrative expense categories, including the sale of the Company’s former headquarters in New Jersey.
Salaries and wages increased $1.2 million, or 25.6%, to $5.9 million for the three months ended September 30, 2008, respectively when compared to the same period in 2007. The increase was due primarily to the Trading segment and corporate contractual, performance-based compensation. We also incurred severance and relocation expenses in fiscal 2009 for moving our Arms and Armor and North American Philatelic operations to our headquarters in Irvine, California as part of our plan to centralize our U.S. Collectibles operations.
Depreciation and amortization expense decreased $0.1 million or 13.3% to $0.4 million for the three months ended September 30, 2008.
Operating expenses for the three months ended September 30, 2007 included a one-time litigation settlement charge of $9.0 million. There was no comparable charge in the three months ended September 30, 2008.
Interest Income
Interest income remained flat at $1.2 million for the three month ended September 30, 2008 when compared to the same period in 2007.
Interest Expense
Interest expense for the three months ended September 30, 2008 remained flat at $0.9 million when compared to 2007. This was related primarily to our Trading segment's usage of its line of credit (the "Trading Facility"). Our Trading segment utilizes its line of credit extensively for working capital requirements. For the three months ended September 30, 2008 and 2007, our consolidated average debt balance was approximately $63.8 million and $49.2 million, respectively. Although our consolidated average debt balance was higher during 2008, interest rates decreased.
Net Other Income/(Expenses)
Net other expense increased by $0.24 million to $0.70 million expense for the three month period in 2008 from $0.47 million expense for the three month period in 2007. The change for the three month period was the result of various miscellaneous items.
Provision for Income Taxes
Our income tax expense (benefit) was approximately $0.6 million and $27,000 for the three months ended September 30, 2008 and 2007, respectively. Our effective tax rate for the three months ended September 30, 2008 and 2007 was approximately 15.6% and (0.2)%, respectively.
Our effective tax rate differs from the Federal statutory rate for state taxes, foreign tax rate differentials and changes in the valuation allowance for deferred tax assets. Our current period effective tax rate was impacted by our projection of a net taxable loss for the year ending June 30, 2009 which has not been benefited.
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
Minority Interests
Minority interests expense increased $0.7 million, or 991.0%, to $0.7 million for the three months ended September 30, 2008 from $67,000 in 2007. The change was primarily due to higher profits in our Trading segment, which is 20%-owned by Auctentia and income from our Winter Games Bullion Ventures, LLC joint venture, which was formed late in fiscal 2008.
Net Income (Loss)
Net income (loss) increased $14.2 million or 119.9% to $2.4 million net income for the three months ending September 30, 2008 from $(11.8) million net loss in 2007. Net loss for the three months ended September 30, 2007 included a one-time litigation settlement charge of $9.0 million, which was the primary reason for the increase in net income. Another factor contributing to the three month increase were due to strong results within our Trading segment. Also positively impacting our results for the three months ended September 30, 2008, was $2.3 million in unrealized gain on foreign currency translation adjustment. This non-cash unrealized foreign currency gain directly relates to the translation of intercompany loans between us and our wholly owned international subsidiaries from Euros to USD in the condensed consolidated financial statements.
Earnings (Loss) per Share

For the three month period ended September 30, 2008, basic and diluted earnings (loss) per share increased 119.3% to $0.08 from $(0.42) for the three months ended September 30, 2007. The change in both basic and diluted earnings per share was primarily due to changes in net income (loss) for the company.
Trading Operations
The operating results of our Trading segment for the three months ended September 30, 2008 and 2007 are as follows:

					$	%
In thousands	2008	% of revenue	2007	% of revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,006,993	100.0%	$499,249	100.0%	$507,744	101.7%
Gross profit	7,386	0.7	2,801	0.6	4,585	163.7
General and administrative expenses	589	0.1	738	0.1	(149)	(20.2)
Salaries and wages	2,265	0.2	753	0.2	1,512	200.8
Depreciation and amortization	248	—	246	—	2	0.8
Operating income	$4,284	0.4%	$1,064	0.2%	$3,220	302.6%

Trading Revenues
Our Trading segment revenues increased by $507.7 million, or 101.7%, to $1.01 billion for the three months ended September 30, 2008 from $0.50 billion in 2007. This increase was the result of a number of factors, including higher precious metal prices, precious metals market volatility, and increased demand for precious metal products worldwide.
Gross Profit
Trading segment gross profit for the three months ended September 30, 2008 increased by $4.6 million or 163.7%, to $7.4 million in September 30, 2008 from $2.8 million in 2007. Our Trading segment gross profit increased primarily as a result of increased demand for precious metals products which caused a substantial increase in premium spreads during the year. Additionally, our Trading segment’s access to capital and strong supplier network provided us with the ability to capitalize on profit opportunities in a highly volatile and uncertain market. We did not speculate in this market maintaining hedges against substantially all of its market exposure at all times, thus earning the majority of our profits from the sale of physical precious metals. In fiscal 2009, global economic conditions caused substantial volatility in the precious metals markets and demand for physical precious metal products. We believe it is unlikely these conditions will recur and as a result there can be no assurance the performance levels attained by us in fiscal 2009 can be achieved in future periods.
General and Administrative Expenses
General and administrative expenses in our Trading segment decreased by $0.1 million, or 0.1%, to $0.6 million for the three months ended September 30, 2008 when compared to 2007. There were no material items that contributed to this decrease.
Salaries and Wages
Salaries and wages in our Trading segment increased by $1.5 million, or 200.8%, to $2.3 million for the three months ended September 30, 2008. This was due primarily to higher levels of contractual performance-based compensation expense recorded in our Trading segment in the three month period when compared to the same period last year.
Depreciation and Amortization
Depreciation and amortization in our Trading segment for the three months ended September 30, 2008 was consistent with the prior year.

Collectibles Operations
The revenues in our operations by collectible type for the three months ended September 30, 2008 and 2007 are as follows:

	September 30, 2008		September 30, 2007		$	%
in thousands	$	% to total	$	% to total	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$38,059	100.0%	$30,414	100%	$7,645	25.1%
Revenues by Collectible Type:
Philatelic	$6,251	16.4%	$6,460	21.2%	$(209)	(3.2)%
Numismatics	31,437	82.6	23,648	77.8	7,789	32.9
Militaria and other	371	1.0	306	1.0	65	21.2
	$38,059	100.0%	$30,414	100.0%	$7,645	25.1%

Collectible Revenue
Our Collectible segment revenues increased by $7.6 million, or 25.1%, to $38.1 million for the three months ended September 30, 2008 from $30.4 million in 2007. This increase in revenues was attributable primarily to our Numismatic operations, in which revenues increased $7.8 million, or 32.9%, to $31.4 million from $23.6 million in 2007. This increase was due in part to our Bowers and Merena Auction House holding a major auction in 2009 which did not occur in 2008, as well as higher revenues at our Numismatic Wholesale unit in 2009. Philatelic revenues decreased by $0.2 million or 3.2% to $6.3 million from $6.5 million. This decrease was a result of our decision to relocate those operations to our headquarters in California, where we held one auction in the first quarter of fiscal 2009. The relocation and contraction of both the North American Philatelic Operations and the Arms and Armor operations was part of our plan to centralize our U.S. Collectibles operations at our headquarters and to manage those operations more effectively.
The operating results of our Collectibles segment for the three months ended September 30, 2008 and 2007 are as follows:

		% of		% of	$	% of
in thousands	2008	revenue	2007	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$38,059	100.0%	$30,414	100.0%	$7,645	25.1%
Gross profit	5,439	14.3	7,216	23.7	(1,777)	(24.6)
General and administrative expenses	4,968	13.1	4,668	15.3	300	6.4
Salaries and wages	3,196	8.4	3,621	11.9	(425)	(11.7)
Depreciation and amortization	189	0.5	258	0.8	(69)	(26.7)
Operating loss	$(2,914)	(7.7)%	$(1,331)	(4.4)%	$(1,583)	118.9%
Gross Profit
Collectibles gross profit for the three months ended September 30, 2008 decreased by $1.8 million or 24.6%, to $5.4 million in September 30, 2008 from $7.2 million in 2007. The main drivers of the decrease was due to timing of our auctions.
General and Administrative Expense
General and administrative expenses in our Collectibles segment increased by $0.3 million, or 6.4% to $5.0 million from $4.7 million for the three months ended September 30, 2008 when compared to 2007. There were no material items that contributed to this increase.
Salaries and Wages
Salaries and wages in our Collectibles segment decreased by $0.4 million, or 11.7% to $3.2 million for the three months ended September 30, 2008. The decrease is due to lower levels of contractual performance based compensation expense recorded in the three month period when compared to the same period last year.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment for the three months ended September 30, 2008 decreased by $69.0 thousand due to a decrease in depreciable assets.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the three months ended September 30, 2008 and 2007:

in thousands	2008	2007

Cash provided by (used in) operating activities	$4,386	$(12,725)
Cash used in investing activities	$(1,896)	$(798)
Cash provided by (used in) financing activities	$(9,391)	$5,605
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Our operating activities provided $4.4 million in cash in the three months ended September 30, 2008 versus a use of $12.7 million in the three months ended September 30, 2007. We generated $3.9 million positive cash flow based on net income of $2.4 million adjusted for non-cash items in the three months ended September 30, 2008. Another primary source of cash in operating cash flows for the three months ended September 30, 2008 was a decrease in inventory of $13.8 million, as well as proceeds from the litigation settlement of $5.5 million, and other changes in various operating assets and liabilities, including $2.0 million related to prepaid expenses and other assets. This was partially offset by $12.1 million, $3.6 million and $6.0 million decrease in receivables and secured loans in our Trading segment, an increase in accounts payable, accrued expenses, and other liabilities and payments to settle litigation, respectively. For the three months ended September 30, 2007, we incurred $10.2 million negative cash flow based on net loss of $11.8 million adjusted for non-cash items. This was primarily due to $9.0 million in litigation settlement. Additionally, increases in secured loans and inventory of $8.8 million and $5.6 million negatively impacted our cash flows from operations. This was partially offset by positive cash flows of $1.2 million from a decrease in our prepaid expenses and other current assets.
Our investing activities used cash of $1.9 million in the three months ended September 30, 2008 compared to $0.8 million in the three months ended September 30, 2007. Net purchases of marketable securities and short-term investments used cash of $1.8 million and $0.8 million for the three months ended September 30, 2008 and 2007.
Our financing activities used $9.4 million in cash for the three months ended September 30, 2008 versus a cash inflow of $5.6 million for the same period last fiscal year. The main contributing factor of the increase in cash outflows was due to net repayments under lines of credit of $11.8 million for the current three month period compared to net borrowings under lines of credit and notes payable of $3.4 million for the same period last year.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $100.0 million including a facility for letters of credit up to a maximum of $100.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 2.9% and 2.5% as of September 30, 2008 and June 30, 2008, respectively. Borrowings are due on demand and totaled $53.9 million and $65.7 million for lines of credit and $4.8 million and $4.8 million for letters of credit at September 30, 2008 and at June 30, 2008, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $41.4 million and $32.0 million at September 30, 2008 and June 30, 2008 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at September 30, 2008 was $21.3 million and $49.1 million, respectively. Our ability to pay dividends, if we elected to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $21.3 million and $18.8 million at September 30, 2008 and at June 30, 2008, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $4.8 million and $4.8 million at September 30, 2008 and at June 30, 2008, respectively.

Contractual Obligations, Contingent Liabilities, and Commitments
We manage the value of certain specific assets and liabilities of our trading business, including trading inventories (see Note 9 in the accompanying condensed consolidated financial statements included elsewhere in this document), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of our trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
Our trading inventories and purchase and sale transactions consist primarily of precious metal bearing products. The value of these assets and liabilities are linked to the prevailing price of the underlying precious metals. Our precious metals inventories are subject to market value changes, created by changes in the underlying commodity markets. Inventories we purchase or borrow are subject to price changes. Inventories we borrow are considered natural hedges, since changes in value of the metal held are offset by the obligation to return the metal to the supplier.
Open purchase and sale commitments are subject to changes in value between the date the purchase or sale price is fixed (the trade date) and the date the metal is received or delivered (the settlement date). We seek to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.

Our policy is to substantially hedge our inventory position, net of open purchase and sales commitments, that is subject to price risk. We regularly enter into metals commodity forward and futures contracts with major financial institutions to hedge price changes that would cause changes in the value of our physical metals positions and purchase commitments and sale commitments. We have access to all of the precious metals markets, allowing us to place hedges. However, we also maintain relationships with major market makers in every major precious metals dealing center.
We set credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with us. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in with us from time to time.
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three months ended September 30, 2008 and 2007 were $8.4 million and $(7.1) million, respectively.
At September 30, 2008 and June 30, 2008, we had outstanding purchase and sale commitments arising in the normal course of business totaling $147.4 million and $105.2 million and $(130.5) million and $(49.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $14.7 million and $30.2 million and $52.0 million and $82.4 million, respectively. We use forward contracts and futures contracts to protect our inventories from market exposure.
Our stock is currently not traded on a national exchange and we were delinquent in certain historical filings with the Securities and Exchange Commission. As a result we are substantially limited in its ability to issue equity or debt instruments. There can be no assurance our stock will be listed on a national exchange in future periods.
Historically, for our Collectibles we have relied on funds provided by operating activities, equity offerings, short and long-term borrowings and seller-financed notes to meet our liquidity needs. We invest our excess cash predominantly in money market funds. For our Trading segment we rely on funds provided by operating activities and our borrowing arrangements with our bank group.

We believe that our current cash and cash equivalents, marketable securities, Trading and Collectibles Credit Facilities, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. Certain of our foreign subsidiaries have nominal statutory restricted capital requirements. Our liquidity could be impacted by the potential adverse outcomes, if any, relating to our open contingent matters, including, an ongoing Internal Revenue Service examination, a foreign tax inspection and certain litigation as described under Legal Proceedings of the June 30, 2008 Annual Report filed via Form 8-K on June 30, 2009.

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended September 30, 2008, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report, filed with the SEC via Form 8-K, for the fiscal year ended June 30, 2008. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting (as described in “Management's Report on Internal Control over Financial Reporting” in our 2008 Annual Report filed on Form 8-K with the SEC on June 30, 2009).
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2011 Annual Report on Form 10-K, and in Note 16 to the Notes to Consolidated Financial Statements in our 2011 Annual Report, which are incorporated into this filing by reference. There have been no material developments in those legal proceedings since the date of our 2011 Annual Report, except for the matters disclosed in Part II, Item 1 of our quarterly report on Form 10-Q for the quarter ended March 31, 2012, which are also incorporated into this filing by reference.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2011 Annual Report, which are incorporated by reference into this filing, except for the matters disclosed in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2012, which are also incorporated into this filing by reference.

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

Date:	June 25, 2012	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2012
Gregory N. Roberts

/s/ Paul Soth	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	June 25, 2012
Paul Soth