Form 10-Q
period 2008-12-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2012-06-25
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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

Number of shares outstanding of each of the issuer’s classes of common stock as of February 17, 2009:
28,308,637 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended December 31, 2008

Introductory Note
As previously disclosed, Spectrum Group International, Inc. ("SGI" or the "Company") undertook to file its quarterly reports on Form 10-Q for the fiscal year ended June 30, 2009, by June 30, 2012.  These reports had not previously been filed.

Set forth herein is the Company's Report on Form 10-Q for the quarter ended December 31, 2008.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2008		June 30, 2008 (1)
			(restated)
ASSETS
Current assets:
Cash and cash equivalents	$19,402		$35,860
Restricted cash	650	—	—
Short-term investments and marketable securities	6,252		—
Receivables and secured loans, net — trading operations	39,560		25,874
Accounts receivable and consignor advances, net — collectibles operations	8,403		7,014
Litigation settlement receivable	—		5,975
Inventory, net	99,394		130,653
Deferred income taxes	—		189
Prepaid expenses and other assets	2,719		4,355
Total current assets	176,380		209,920
Long-term inventory, net	—		297
Property and equipment, net	1,799		1,767
Real estate held for sale	—		1,640
Goodwill	6,525		6,525
Other purchased intangibles, net	8,940		8,673
Other assets	1,820		108
Income tax receivables	1,162		1,463
Deferred tax assets	249		—
Total assets	$196,875		$230,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables	$47,980		$29,570
Liability on borrowed metals	15,071		18,789
Accrued expenses, accrued compensation and other current liabilities	15,811		15,737
Accrued litigation settlement	8,000		14,995
Income taxes payable	5,616		2,232
Line of credit	17,300		65,747
Deferred tax liability	1,817		—
Other current liabilities	332		454
Total current liabilities	111,927		147,524
Deferred and other long-term tax liabilities	—		1,704
Total liabilities	111,927		149,228
Minority interests	8,370		6,315
Commitments, contingencies and subsequent events (notes 11 and 17)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—		—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 28,295 and 28,209 at December 31, 2008 and June 30, 2008, respectively	283		282
Additional paid-in capital	232,459		232,123
Accumulated other comprehensive income	8,305		13,141
Accumulated deficit	(164,469)		(170,696)
Total stockholders' equity	76,578		74,850
Total liabilities and stockholders’ equity	$196,875		$230,393
________________________

(1) The Condensed Consolidated Balance Sheet as of June 30, 2008 has been derived from the audited consolidated financial statements included in the Company's 2008 Annual Report on Form 8-K, as restated.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Revenues:
Sales of precious metals	$973,251	$626,994	$1,979,189	$1,126,243
Collectibles revenues:
Sales of inventory	30,326	41,029	64,459	68,061
Auction commissions earned	5,555	6,124	9,093	9,506
Total revenue	1,009,132	674,147	2,052,741	1,203,810
Cost of sales:
Cost of precious metals sold	957,868	623,673	1,956,420	1,120,121
Cost of collectibles sold	27,973	34,040	60,485	57,238
Total cost of sales	985,841	657,713	2,016,905	1,177,359
Gross profit	23,291	16,434	35,836	26,451
Operating expenses:
General and administrative	7,454	8,001	13,354	15,450
Salaries and wages	10,117	4,635	16,061	9,367
Depreciation and amortization	454	365	891	869
Litigation settlement	—	—	—	9,020
Total operating expenses	18,025	13,001	30,306	34,706
Operating income (loss)	5,266	3,433	5,530	(8,255)
Interest and other income (expense):
Interest income	1,115	852	2,319	2,043
Interest expense	(607)	(1,072)	(1,460)	(1,940)
Other income, net	31	1,067	734	1,535
Unrealized gain (loss) on foreign currency	639	(813)	2,971	(1,626)
Total interest and other income, net	1,178	34	4,564	12
Income (loss) before provision for income taxes and minority interests	6,444	3,467	10,094	(8,243)
Provision for income taxes (income tax benefit)	1,243	294	1,811	321
Minority interests	1,325	104	2,056	171
Net income (loss)	$3,876	$3,069	$6,227	$(8,735)

Basic and diluted income (loss) per share:
Basic	$0.12	$0.11	$0.21	$(0.31)
Diluted	$0.12	$0.11	$0.20	$(0.31)

Weighted average shares outstanding
Basic	31,617	28,136	30,324	28,136
Diluted	32,318	28,220	31,036	28,136
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Common Stock in Shares	Common Stock in ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance, June 30, 2008	28,209	$282	$232,123	$13,141	$(169,322)	$76,224
Restatement adjustments (note 1)	—	—	—	—	(1,374)	(1,374)
Balance, June 30, 2008 (restated)	28,209	282	232,123	13,141	(170,696)	74,850
Net income	—	—	—	—	6,227	6,227	$6,227
Unrealized loss on marketable securities, net of tax	—	—	—	(159)	—	(159)	(159)
Change in cumulative foreign currency translation adjustment	—	—	—	(4,677)	—	(4,677)	(4,677)
Comprehensive income	—	—	—	—	—	—	$1,391
Taxes paid in exchange for cancellation of restricted shares	—	—	(98)	—	—	(98)
Share based compensation	—	—	435	—	—	435
Issuance of common stock for restricted stock grants	86	1	(1)	—	—	—
Balance, December 31, 2008	28,295	$283	$232,459	$8,305	$(164,469)	$76,578

See accompanying notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended
	December 31, 2008	December 31, 2007

Cash flows from operating activities:
Net income (loss)	$6,227	$(8,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	891	870
Provision for bad debts	15	591
Provision for inventory reserve	730	448
Provision (benefit) for deferred income taxes	53	(386)
Stock based compensation	435	140
Minority interests	2,056	171
Gain on sale of marketable securities	—	20
Changes in assets and liabilities:
Accounts receivable and consignor advances	(1,365)	(3,321)
Receivables and secured loans	(8,216)	(4,025)
Litigation settlement receivable	5,975	(5,975)
Inventory	30,826	9,250
Prepaid expenses and other assets	1,564	962
Accounts payable, accrued expenses and other liabilities	12,651	6,422
Income taxes	3,685	913
Accrued litigation settlement	(6,995)	14,995
Net cash provided by operating activities	48,532	12,340
Cash flows from investing activities:
Capital expenditures for property and equipment	(318)	(472)
Cash paid for acquisition, net of cash received	(672)	—
Purchases of short term investments	(4,929)	—
Increase in restricted cash	(650)	—
Purchases of marketable securities	(1,482)	—
Net cash used in investing activities	(8,051)	(472)
Cash flows from financing activities:
Repayments under lines of credit, net	(48,447)	(11,403)
Repayments under long-term note payable	—	(2,350)
Liability on borrowed metals	(3,717)	65
Taxes paid on behalf of employees with respect to vesting of restricted shares	(98)	—
Dividends paid to minority interests	—	(589)
Net cash used in financing activities	(52,262)	(14,277)
Effects of exchange rates on cash	(4,677)	1,207
Net decrease in cash and cash equivalents	(16,458)	(1,202)
Cash and cash equivalents, beginning of period	35,860	21,168
Cash and cash equivalents, end of period	$19,402	$19,966
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest expense	$1,320	$1,908
Income taxes	$166	$693

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal year ended June 30, 2009 and June 30, 2008 as filed on Forms 10-K and 8-K (the “2009 Annual Report” and the “2008 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2008 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2009 and 2008 Annual Reports.
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
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 66% of the Company's outstanding common stock at December 31, 2008. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

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

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the six months ended December 31, 2008. See Footnote 2 of the Company's consolidated financial statements included in the Company's 2009 and 2008 Annual Reports for a comprehensive description of the Company's significant accounting policies.
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

Short-Term Investments and Marketable Securities
Short-term investments represent uninsured bank notes with maturities greater than 90 days held by the Company's European Operations. The Company's short-term investments are carried at the lower of cost or market.
The Company classifies and accounts for debt and equity securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company has classified all of its marketable securities as available for sale, thus securities are recorded at fair market value and any associated unrealized gain or loss, net of deferred tax, is included as a separate component of stockholder's equity, within accumulated other comprehensive income.
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
During the quarter ended June 30, 2010, the Company discovered that the 2009 consolidated statement of cash flows incorrectly reported (1) the change in liability associated with borrowed metals used in trading operations within financing activities rather than operating activities and (2) unrealized foreign currency gain from the transaction adjustments of our European-denominated loans as effects of exchange rates on cash rather than as an adjustment to net income to arrive at cash flows from operations. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the new consolidation process. The Company reclassified only the previously-reported amounts presented in periodic reports beginning with the year ended June 30, 2010. The Company has not reclassified such items in the accompanying condensed consolidated statements of cash flows for the six months ended December 31, 2008 and 2007 as such amounts are not material.
During the quarter ended September 30, 2010, management of the Company identified certain errors in classification of expenses reflected in the Company's consolidated statements of operations. Specifically, certain direct costs related to providing auction services and sales of collectible goods were improperly reflected as selling, general and administrative expenses and were reclassified to auction service expense and cost of collectibles sold, components of cost of sales. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the detail of such related accounts. The Company reclassified only the previously-reported amounts presented in periodic reports beginning with the quarterly filing for the quarter ended September 30, 2010. The Company has not reclassified such costs in the accompanying condensed consolidated statements of operations for the three and six months ended December 31, 2008 and 2007 as such amounts are not material.
Comprehensive Income (Loss)
The components of our comprehensive income (loss) for the six months ended December 31, 2008 and 2007 primarily include net income (loss), adjustments to stockholders’ equity for the foreign currency translation adjustments, and changes in net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.

The following is our comprehensive income (loss) with the respective tax impacts for the six month periods ending December 31, 2008 and 2007:

	Six Months Ended
in thousands	December 31, 2008	December 31, 2007

Net income (loss)	$6,227	$(8,735)
Other comprehensive income (loss), net of tax:
Changes in unrealized loss on marketable securities, net of tax	(159)	(21)
Foreign currency translation adjustment	(4,677)	5,038
Other comprehensive income (loss)	1,391	(3,718)

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
For the three and six months ended December 31, 2008 and 2007, the Company recognized unrealized gains (losses) of $639,000 and $3.0 million and $(813,000) and $(1.6) million, respectively, on foreign currency in the consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $27.4 million and $21.1 million at December 31, 2008 and 2007, owed by SGI to certain of its subsidiaries included in its European Operations.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the three and six months ended December 31, 2008, the Company excluded options to purchase 375,450 and 363,825 shares of common stock, respectively, and 37,500 stock appreciation rights (“SARS”) for both periods where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the three months ended December 31, 2007, the Company excluded options to purchase 528,450 shares of common stock where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. Since the Company incurred a net loss for the six months ended December 31, 2007, basic and diluted loss per share were the same because the inclusion of 845,634 potential common shares, related to 646,575 outstanding stock options, 161,559 restricted stock grants, and 37,500 SARS, in the computation of net loss per share would have been anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at December 31, 2008 and 2007.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Six Months Ended
in thousands	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Basic weighted average shares outstanding (1)(2)	31,617	28,136	30,324	28,136
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	701	84	712	—
Diluted weighted average shares outstanding	32,318	28,220	31,036	28,136

(1)	Basic weighted average shares, for the three and six months ended December 31, 2008 and 2007 include the effect of vested but unissued restricted stock grants.

(2)
Basic weighted average shares, for the three and six months ended December 31, 2008 include the effect of 3,277,777 shares issuable pursuant to the securities class action and shareholder derivative litigation settlement as of the date the settlement agreement was executed. See further discussion in the Legal Proceedings section of the Company's 2009 Annual Report, and in Note 15 to the Notes to the Consolidated Financial Statements in its 2009 Annual Report.

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
Customers providing 10 percent or more of the Company's Trading segment revenues for the three and six months ended December 31, 2008 and 2007 are listed below:

	Three months ended				Six months ended
	December 31, 2008		December 31, 2007		December 31, 2008		December 31, 2007

in thousands	in $’s	as a %	in $’s	as a %	in $’s	as a %	in $’s	as a %
Total Trading segment revenue	$973,251	100.0%	$626,994	100.0%	$1,979,189	100.0%	$1,126,243	100.0%
Trading segment customer concentrations
Customer A	$207,623	21.3%	$128,727	20.5%	$375,876	19.0%	$147,897	13.1%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $16.4 million and $10.1 million secured loans, as of December 31, 2008 and June 30, 2008, respectively, are listed below:

	December 31, 2008		June 30, 2008

in thousands	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$19,443	100.0%	$7,835	100.0%
Trading segment customer concentrations
Customer A	$5,746	29.6%	$353	4.5%
Customer B	536	2.8%	1,821	23.2%
Customer C	—	—	1,798	22.9%
Total	$6,282	32.4%	$3,972	50.6%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of December 31, 2008 and June 30, 2008, respectively, are listed below:

	December 31, 2008		June 30, 2008

in thousands	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$16,377	100.0%	$10,135	100.0%
Trading segment customer concentrations
Customer D	$1,833	11.2%	$2,000	19.7%
Customer E	1,775	10.8	1,750	17.3
Customer F	1,402	8.6	1,463	14.4
Total	$5,010	30.6%	$5,213	51.4%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company. For the three and six months ended December 31, 2008 and 2007 and as of December 31, 2008 and June 30, 2008, the Collectibles segment had no reportable concentrations.

3.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of December 31, 2008 and June 30, 2008:

in thousands	December 31, 2008	June 30, 2008

Customer trade receivables	$3,983	$3,972
Wholesale trade advances	5,648	3,540
Secured loans	16,377	10,135
Due from brokers and other	9,812	323
Subtotal	35,820	17,970
Less: allowance for doubtful accounts	(40)	(30)
Subtotal	35,780	17,940
Derivative assets — futures contracts	—	6,336
Derivative assets — open purchase and sales commitments	3,780	1,598
Receivables and secured loans, net — trading operations	$39,560	$25,874
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of December 31, 2008 and June 30, 2008, the loans carried an average effective interest rate of 9.4% and 10.1%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of December 31, 2008 and June 30, 2008:

in thousands	December 31, 2008	June 30, 2008

Auction and trade	$8,682	$7,505
Less: allowance for doubtful accounts	(279)	(491)
Accounts receivable and consignor advances, net — collectibles operations	$8,403	$7,014
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2008 and June 30, 2008 is adequate. However, actual write-offs could exceed the recorded allowance.

Activity in the total allowance for doubtful accounts for the Trading and Collectible segments for the six months ended December 31, 2008 is as follows:

in thousands	December 31, 2008	June 30, 2008

Beginning balance	$(521)	$(509)
Provision for loss	(15)	(66)
Charge off to reserve	167	132
Foreign currency exchange rate changes	50	(78)
Ending balance	$(319)	$(521)

4.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of December 31, 2008 and June 30, 2008 totaled $547,000 and $719,000, respectively. Commemorative coins, which are not hedged, are included in inventory at the lower of cost or market totaled $2.1 million and $1.4 million, respectively. For the six months ended December 31, 2008 and 2007, the unrealized gains (loss) resulting from the difference between market value and cost of physical inventories totaled $10.0 million and $0.8 million, respectively. These unrealized gains are included as a reduction of the cost of products sold in the accompanying condensed consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the condensed consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $15.1 million as of December 31, 2008 and $18.8 million as of June 30, 2008. A corresponding obligation related to metals borrowed is reflected on the condensed consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 9).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2008 and June 30, 2008 totaled $13.8 million and $15.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of December 31, 2008 and June 30, 2008 consisted of the following:

in thousands	December 31, 2008	June 30, 2008

Trading segment inventory	$70,105	$96,401
Less: provision for loss	(104)	(104)
Trading, net	$70,001	$96,297
Collectibles segment inventory	$31,165	$45,417
Less: provision for loss	(1,772)	(10,764)
Collectibles, net	$29,393	$34,653
Total inventory, gross	$101,270	$141,818
Less: provision for loss	(1,876)	(10,868)
Inventory, net	99,394	130,950
Less: current inventory	(99,394)	(130,653)
Long-term inventory, net	$—	$297
Activity in the allowance for inventory loss reserves for the six months ended December 31, 2008 are as follows:

in thousands
Balance, June 30, 2008	$(10,868)
Provision for loss	(730)
Charge off to reserve	7,425
Foreign currency exchange rate charges	2,297
Balance, December 31, 2008	$(1,876)

5. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
The changes in the carrying values of goodwill by business segments for the six months ended December 31, 2008 are described below:

in thousands	June 30, 2008	Additions and Adjustments	Impairments	December 31, 2008
Trading	$4,884	$—	$—	$4,884
Collectibles	1,641	—	—	1,641
	$6,525	$—	$—	$6,525
Cumulative goodwill impairment totaled $3.4 million as of December 31, 2008 and June 30, 2008.
The carrying value of other purchased intangibles as of December 31, 2008 and June 30, 2008 is as described below:

		December 31, 2008				June 30, 2008

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Trademarks	Indefinite	$2,575	$—	$—	$2,575	$2,033	$—	$—	$2,033
Customer lists	5 - 15	9,170	(3,238)	—	5,932	8,890	(2,854)	—	6,036
Non-compete and other	4 - 15	2,310	(1,877)	—	433	2,260	(1,656)	—	604
Purchased intangibles subject to amortization		11,480	(5,115)	—	6,365	11,150	(4,510)	—	6,640
		$14,055	$(5,115)	$—	$8,940	$13,183	$(4,510)	$—	$8,673

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for three and six months ended December 31, 2008 and 2007 was $0.3 million, $0.6 million, $0.3 million, and $0.7 million, respectively.
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
As of December 31, 2008, estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Periods ending June 30,	Amount
2009 (remaining 6 months)	$607
2010	720
2011	642
2012	572
2013	520
Thereafter	3,304
Total	$6,365

6.	ACCOUNTS PAYABLE, CUSTOMER DEPOSITS AND CONSIGNOR PAYABLES
Accounts payable, customer deposits and consignor payables consist of the following:

in thousands	December 31, 2008	June 30, 2008

Trade payable to customers and consignor payables	$8,610	$13,330
Advances from customers	31,380	6,165
Net liability on margin accounts	2,073	7,872
Due to brokers	—	844
Other accounts payable	408	828
Derivative liabilities — future contracts	4,751	—
Derivative liabilities — forward contracts	758	531
	$47,980	$29,570

7.	INCOME TAXES

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

The provision for income taxes for the three months ended December 31, 2008 and 2007 consists of expense of $175,000 and $298,000 on earnings in tax jurisdictions outside the U.S. and $1.1 million and $(4,000) related to U.S. federal and state jurisdictions respectively. Our effective rate was 19.3% and 8.5% for the three months ended December 31, 2008 and 2007 respectively. The provision for income taxes for the six months ended December 31, 2008 and 2007 consists of expense of $255,000 and $298,000 on earnings in tax jurisdictions outside the U.S. and $1.6 million and $23,000 related to U.S. federal and state jurisdictions respectively. Our effective rate was 17.9% and (3.9)% for the six months ended December 31, 2008 and 2007 respectively.

The Company records a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount which is believed more likely than not to be realized. When the Company establishes or reduces the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $14.6 million and $14.1 million as of December 31, 2008 and June 30, 2008 , respectively.

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

As of December 31, 2008, the Company had $26.1 million of unrecognized tax benefits and $0.4 million relating to interest and penalties. Of the total unrecognized tax benefits, $2.4 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.1 million and $0.1 million during the three and six months ended December 31, 2008. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next nine months; however the Company is unable to predict the outcome at this time.

8.	FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $100.0 million including a facility for letters of credit up to a maximum of $100.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 1.1% and 2.5% as of December 31, 2008 and June 30, 2008, respectively. Borrowings are due on demand and totaled $17.3 million and $65.7 million for lines of credit and $4.8 million and $4.8 million for letters of credit at December 31, 2008 and at June 30, 2008, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $82.7 million and $32.0 million at December 31, 2008 and June 30, 2008 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth,

as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of December 31, 2008 were $27.2 million and $58.4 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $15.1 million and $18.8 million as of December 31, 2008 and June 30, 2008, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $4.8 million and $4.8 million as of December 31, 2008 and June 30, 2008, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.6 million and $1.3 million and $1.1 million and $1.9 million for the three and six months ended December 31, 2008 and 2007, respectively.

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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under SFAS No. 133. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and six months ended December 31, 2008 and 2007 were $2.1 million, $(6.8) million, $10.5 million and $(13.9) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and outstanding forwards and futures contracts is as follows at December 31, 2008 and at June 30, 2008:

in thousands	December 31, 2008	June 30, 2008
Trading Inventory, net	$70,001	$96,297
Less unhedgable inventory:
Commemorative coins	(2,051)	(1,358)
Inventory reserve	104	104
Premium on metals position	(547)	(719)
Subtotal	67,507	94,324
Commitments at market:
Open inventory purchase commitments	209,003	105,163
Open inventory sale commitments	(192,902)	(49,900)
Margin sale commitments	(3,497)	(18,714)
Premiums on open commitment positions	506	—
Inventory borrowed from suppliers	(15,071)	(18,789)
Advances on industrial metals	215	385
Inventory subject to price risk	65,761	112,469
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	8,577	30,154
Precious metals futures contracts at market values	57,794	82,431
Total market value of derivative financial instruments	66,371	112,585
Net inventory subject to price risk	$(610)	$(116)
At December 31, 2008 and June 30, 2008, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $209.0 million and $105.2 million and $(192.9) million and $(49.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $8.6 million and $30.2 million and $57.8 million and $82.4 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2008 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2008, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

The Company's consolidated balance sheet includes the following minority interests as of December 31, 2008 and June 30, 2008:

in thousands	December 31, 2008	June 30, 2008

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$7,412	$5,820
Winter Games Bullion Ventures, LLC. 50% outside interest	958	495
Total	$8,370	$6,315
The Company's consolidated statement of operations for the three and six months ended December 31, 2008 and 2007 included the following minority interest in net income:

	Three Months Ended		Six Months Ended
in thousands	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$1,057	$104	$1,593	$171
Winter Games Bullion Ventures, LLC. 50% interest	268	—	463	—
Total	$1,325	$104	$2,056	$171
The following table summarizes the balance sheet of WGBV:

in thousands	December 31, 2008	June 30, 2008

Cash	$27	$33
Total Assets	$2,579	$1,726

Members’ equity	$1,917	$988
Total liabilities and members’ equity	$2,579	$1,726

The following table summarizes the statements of income of WGBV:

	Three Months Ended		Six Months Ended
in thousands	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007

Sales	$32,173	$—	$35,664	$—
Cost of products sold	31,359	—	34,361	—
Gross profit	814	—	1,303	—
Operating and other expenses	276	—	377	—
Net income	$538	$—	$926	$—

11. COMMITMENTS AND CONTINGENCIES
Refer to Note 14 to the Notes to Consolidated Financial Statements in the 2008 Annual Report on Form 8-K filed on June 30, 2009 (the “2008 Annual Report”) for information relating to minimum rental commitments under operating leases, consulting and employment contracts, and other commitments.

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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At December 31, 2008, there were 3,885,050 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options.
During the three and six months ended December 31, 2008 and 2007, the Company recorded no expense in the condensed consolidated statements of operations related to the vesting of previously issued employee stock options. The Company made no grants during the six months ended December 31, 2008 and 2007.

The following table summarizes the stock option activity for the six months ended December 31, 2008:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2008	613,325	$6.14	$114	$4.69
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	(9,000)	9.57	109	3.56
Forfeited	—	—	—	—
Outstanding at December 31, 2008	604,325	6.09	$5	1.71
Shares exercisable at December 31, 2008	604,325	6.09	$5	1.71
Following is a summary of the status of stock options outstanding at December 31, 2008:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	391,250	4.25	$2.28	391,250	$2.28
5.01	10.00	26,200	4.76	8.96	26,200	8.96
10.01	15.00	186,875	5.24	13.65	186,875	13.65
		604,325	4.58	$6.09	604,325	6.09
The Company has issued restricted stock to certain members of management, key employees, and directors. During the six months ended December 31, 2008 and 2007, the Company granted 326,548 and 111,559 restricted shares at a weighted average issuance price of $2.73 and $2.16, respectively. Such shares generally vest after 2 years from the date of grant. Total compensation expense recorded for restricted shares for the three and six months ended December 31, 2008 and 2007 was $271,000, $435,000, $38,000, and $67,000 respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $4.0 million.
The following table summarizes the restricted stock grant activity for the six months ended December 31, 2008:

	Shares	Weighted Average share price at grant date
Outstanding at June 30, 2008	279,892	$2.64
Shares granted	326,548	2.73
Shares issued	(85,895)	2.67
Shares forfeited	(9,920)	2.04
Outstanding at December 31, 2008	510,625	2.68
Vested but unissued at December 31, 2008	43,809	2.36
Stock Appreciation Rights.
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of December 31, 2008 and as of June 30, 2008, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06 and $12.06 per share, respectively. At December 31, 2008 and at June 30, 2008, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three and six months ended December 31, 2008 and 2007, the Company recognized pre-tax compensation expense related to these grants of $0, $0, $28,000 and $56,000 based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.

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

	Three Months Ended				Six Months Ended
in thousands	December 31, 2008		December 31, 2007		December 31, 2008	December 31, 2007

Revenue:
Trading	$973,251		$626,994		$1,979,189	$1,126,243
Collectibles:
Numismatics	25,959		32,586		57,008	56,234
Philatelic	9,682		13,380		15,933	19,840
Militaria and other	240		1,187		611	1,493
Total Collectibles	35,881		47,153		73,552	77,567
Total revenue	$1,009,132		$674,147		$2,052,741	$1,203,810

in thousands	Three Months Ended				Six Months Ended
Revenue by geographic region:	December 31, 2008		December 31, 2007		December 31, 2008	December 31, 2007
United States	$1,004,102		$667,901		$2,047,298	$1,195,151
Asia Pacific	210		621		213	1,472
Europe	4,820		5,625		5,230	7,187
Total revenue	$1,009,132		$674,147		$2,052,741	$1,203,810

in thousands	Three Months Ended				Six Months Ended
Operating income (loss):	December 31, 2008		December 31, 2007		December 31, 2008	December 31, 2007
Trading	$8,323		$1,495		$12,607	$2,559
Collectibles	(1,316)		3,641		(4,230)	2,310
Corporate expenses	(1,741)		(1,703)		(2,847)	(13,124)
Operating income (loss)	$5,266		$3,433		$5,530	$(8,255)

in thousands	Three Months Ended				Six Months Ended
Depreciation and amortization:	December 31, 2008		December 31, 2007		December 31, 2008	December 31, 2007
Trading	$249	161	$248	178	$497	$494
Collectibles	202	209	117	279	391	375
Corporate	3		—		3	—
Depreciation and amortization	$454		$365		$891	$869

in thousands	December 31, 2008	June 30, 2008
Inventories by segment/geographic region:
Trading:
United States	$69,999	$96,297
Collectibles:
United States	27,115	29,576
Europe	2,175	4,981
Asia	105	96
Total Collectibles	29,395	34,653
Total inventories	$99,394	$130,950

in thousands	December 31, 2008	June 30, 2008
Total assets by segment/geographic region:		(restated)
Trading:
United States	$84,107	$136,638
Collectibles:
United States	69,238	54,360
Europe	20,724	28,772
Asia	1,192	2,131
Total Collectibles	91,154	85,263
Corporate and other	21,614	8,492
Total assets	$196,875	$230,393

in thousands	December 31, 2008	June 30, 2008
Total long term assets by segment/geographic region:		(restated)
Trading:
United States	$10,520	$11,808
Collectibles:
United States	6,955	5,325
Europe	882	618
Asia	151	154
Total Collectibles	7,988	6,097
Corporate and other	1,987	2,271
Total long term assets	$20,495	$20,176

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

As of December 31, 2008 and June 30, 2008, the components of accumulated other comprehensive income are as follows:

in thousands	December 31, 2008	June 30, 2008

Unrealized gain (loss) on marketable securities, net of tax	$(208)	$(49)
Foreign currency translation gain	8,513	13,190
Accumulated other comprehensive income	$8,305	$13,141

16.	FAIR VALUE MEASUREMENTS
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

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2008
	Quoted Price in
	Active Markets	Significant Other
	for Identical	Observable	Significant
	Instruments	Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$70,105	$—	$—	$70,105
Marketable securities	624	—	—	624
Derivative assets — open purchase and sales commitments	—	3,780	—	3,780
Total assets valued at fair value	$70,729	$3,780	$—	$74,509
Liabilities:
Liability on borrowed metals	$(15,071)	$—	$—	$(15,071)
Liability on margin accounts	(2,073)	—	—	(2,073)
Derivative liabilities — future contracts	—	(4,751)	—	(4,751)
Derivative liabilities — forward contracts	—	(758)	—	(758)
Total liabilities valued at fair value	$(17,144)	$(5,509)	$—	$(22,653)

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

17. SUBSEQUENT EVENTS

None.

18. RELATED PARTY

As part of the A-Mark sale agreement dated July 15, 2005, the former owner was paid $6,000 in consulting fees for the year ended June 30, 2008. Additionally, per the terms of the A-Mark sale agreement, the former owner receives a portion of the income earned on a specific type of transaction. The Trading segment accrued $84,000 and $292,000 in royalty expense for the six months ended December 31, 2008 and for the year ended June 30, 2008, respectively, which represents the total amount due to the former owner as of June 30, 2008. The entire $84,000 and $292,000 are included in accrued liabilities as of December 31, 2008 and June 30, 2008, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
The discussion in Item 2 and in Item 3 of this Quarterly Report (“Report”) on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “1933 Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “1934 Act”). Those Sections of the 1933 Act and 1934 Act provide a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their financial performance so long as they provide meaningful, cautionary statements identifying important factors that could cause actual results to differ from projected or anticipated results. Other than statements of historical fact, all statements in this Report and, in particular, any projections of or statements as to our expectations or beliefs concerning our future financial performance or financial condition or as to trends in our business or in our markets, are forward-looking statements. Forward-looking statements often include the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Our actual financial performance in future periods may differ significantly from the currently expected financial performance set forth in the forward-looking statements contained in this Report. The sections below entitled “Factors That Can Affect our Financial Position and Operating Results” and “Risks and Uncertainties That Could Affect our Future Financial Performance” describe some, but not all, of the factors and the risks and uncertainties that could cause these differences, and readers of this Report are urged to read those sections of this Report in their entirety and to review certain additional risk factors that are described in Item 1A of our Annual Report on Form 10-K and 8-K (the “2009 Annual Report” and the “2008 Annual Report”), as filed by us with the Securities and Exchange Commission (the “SEC”), for the fiscal year ended June 30, 2008.
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

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying condensed consolidated statements and footnotes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three and six months ended December 31, 2008 and 2007.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2008. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. Our reporting segments are defined in Note 14 of the Notes to Condensed Consolidated Financial Statements. For the three months ended December 31, 2008, total revenue was $1.01 billion comprising of Trading segment revenue of $973.3 million, or 96.4% of our total revenue and Collectibles segment revenue of $35.9 million or 3.6% of our total revenues. Total revenue for the three month period increased $335.0 million or 49.7% from $674.1 million for the comparable period last fiscal year. This increase was driven by an increase in Trading revenue of $346.3 million and a $11.3 million or 23.9% decrease in our Collectibles segment revenue. Total revenue for the six month period ended December 31, 2008 increased $848.9 million or 70.5% to $2.05 billion from $1.20 billion for the comparable period ended December 31, 2007. The increase was driven by a increase of $852.9 million or 75.7% and decrease of $4.0 million or 5.2% in our Trading and Collectibles segment revenue, respectively, for the six month period ending December 31, 2008 when compared to the same period last year. The increase in Trading segment revenue was attributable to an overall increase in precious metal ounces sold and an increase in average price per ounce for gold and silver for the current six months compared to the comparable six months. The decrease in collectible segment revenue was driven primarily by a general decrease in philatelic activity.
Operating income for the three months ended December 31, 2008 increased $1.8 million to $5.3 million, from $3.4 million in the prior period. For the six months ended December 31, 2008 operating income increased $13.8 million to $5.5 million from an operating loss of $8.3 million for the six months ended December 31, 2007. A major factor in the increases in operating income was growth in our Trading segment gross profit.

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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Six Months Ended December 31, 2008 and 2007
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2008 and 2007 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2008	revenue	2007	revenue	(decrease)	(decrease)
Revenue	$1,009,132	100.0%	$674,147	100.0%	$334,985	49.7%
Gross profit	23,291	2.3	16,434	2.4	6,857	41.7
General and administrative expenses	7,454	0.7	8,001	1.2	(547)	(6.8)
Salaries and wages	10,117	1.0	4,635	0.7	5,482	118.3
Depreciation and amortization	454	—	365	0.1	89	24.4
Operating income	5,266	0.5	3,433	0.5	1,833	53.4
Interest income	1,115	0.1	852	0.1	263	30.9
Interest expense	(607)	(0.1)	(1,072)	(0.2)	(465)	(43.4)
Other income, net	31	—	1,067	0.2	(1,036)	(97.1)
Unrealized gain (loss) on foreign exchange	639	0.1	(813)	(0.1)	1,452	(178.6)
Income before income taxes and minority interests	6,444	0.6	3,467	0.5	2,977	85.9
Provision for income taxes	1,243	0.1	294	—	949	322.8
Minority interests	1,325	0.1	104	—	1,221	1,174.0
Net income	$3,876	0.4%	$3,069	0.5%	$807	26.3%

			Increase/	% of Increase/
	2008	2007	(decrease)	(decrease)
Earnings per share
Basic	$0.12	$0.11	$0.01	NM
Diluted	$0.12	$0.11	$0.01	NM

Weighted average shares outstanding
Basic	31,617	28,136
Diluted	32,318	28,220

NM - not meaningful

The operating results of our business for the six months ended December 31, 2008 and 2007 are as follows:

		% of		% of	Increase/	% of Increase/
in thousands	2008	revenue	2007	revenue	(decrease)	(decrease)
Revenue	$2,052,741	100.0%	$1,203,810	100.0%	$848,931	70.5%
Gross profit	35,836	1.7	26,451	2.2	9,385	35.5
General and administrative expenses	13,354	0.7	15,450	1.3	(2,096)	(13.6)
Salaries and wages	16,061	0.8	9,367	0.8	6,694	71.5
Depreciation and amortization	891	—	869	0.1	22	2.5
Litigation settlement	—	—	9,020	0.7	(9,020)	(100.0)
Operating income (loss)	5,530	0.3	(8,255)	(0.7)	13,785	167.0
Interest income	2,319	0.1	2,043	0.2	276	13.5
Interest expense	(1,460)	(0.1)	(1,940)	(0.2)	(480)	(24.7)
Other income, net	734	—	1,535	0.1	(801)	(52.2)
Unrealized gain (loss) on foreign exchange	2,971	0.1	(1,626)	(0.1)	4,597	282.7
Income (loss) before income taxes and minority interests	10,094	0.5	(8,243)	(0.7)	18,337	222.5
Provision for income taxes (income tax benefit)	1,811	0.1	321	—	1,490	464.2
Minority interests	2,056	0.1	171	—	1,885	1,102.3
Net income (loss)	6,227	0.3	(8,735)	(0.7)	14,962	171.3

			Increase/	% of Increase/
	2008	2007	(decrease)	(decrease)
Earnings (loss) per share
Basic	$0.21	$(0.31)	$0.52	NM
Diluted	$0.20	$(0.31)	$0.51	NM

Weighted average shares outstanding
Basic	30,324	28,136
Diluted	31,036	28,136

NM - not meaningful
Revenues and Gross Profit
Revenues for the three months ended December 31, 2008 increased $335.0 million, or 49.7%, to $1.01 billion from $674.1 million in 2008. Our Collectible segment revenues decreased $11.3 million or 23.9% to $35.9 million for the three months and decreased $4.0 million or 5.2% to $73.6 million for the six months ended December 31, 2008 compared to $47.2 million and $77.6 million for the same periods in 2007. Trading revenues increased $346.3 million, or 55.2% to $973.3 million and increased $852.9 million, or 75.7% to $1.98 billion for the three and six months ended December 31, 2008, respectively. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the three months ended December 31, 2008 increased $6.9 million or 41.7% to $23.3 million from $16.4 million in 2007. An increase of $12.06 million in our Trading segment's gross profit to $15.4 million contributed to the increase. The Collectibles segment's gross profit decreased $5.2 million to $7.9 million for the three months ended December 31, 2008 from $13.1 million when compared to the three months ended December 31, 2007. Gross profit increased $9.4 million or 41.7% to $35.8 million for the six months ended December 31, 2008 from $26.5 million in the six months ended December 31, 2007. Our Trading segment's gross profit increased $16.6 million or 271.9% to $22.8 million for the six month period ending December 31, 2008 from $6.1 million for the six months ended December 31, 2007. Gross profit in our Collectibles segment decreased $7.3 million or 35.7% to $13.1 million from $20.3 million for same period in the prior year. Our gross profit margins decreased slightly to 2.3% for the three months ended December 31, 2008 from 2.4% in 2007 and margins slightly decreased to 1.7% for the six months ended December 31, 2008 compared to 2.2% in 2007. Our gross profit margins increased 1.1% to 1.6% in our Trading segment for the three months ended December 31, 2008 and were flat for the six months ended December 31, 2008. Gross profit margins decreased 5.8% to 22.0% and decreased 8.4% to 17.8% in our Collectibles segment for the three and six months ended December 31, 2008. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses decreased $0.5 million, or 6.8%, to $7.5 million for the three months ended December 31, 2008 from $8.0 million in 2007. For the six months ended December 31, 2008, general and administration expenses decreased $2.1 million to $13.4 million from $15.5 million for the same period in 2007. This was primarily due to decreases in a variety of general and administrative expense categories, including savings from the exit of the Company's former headquarters in New Jersey.
Salaries and wages increased $5.5 million, or 118.3%, to $10.1 million for the three months and increased $6.7 million or 71.5% to $16.1 million for the six months ended December 31, 2008, respectively when compared to the same period in 2007. Increases in salaries and wages was primarily the result of increased accruals related to contractual performance related compensation within our Trading business.
Depreciation and amortization expense increased $89,000 or 24.4% to $454,000 for the three months ended December 31, 2008 and was flat for the six months ended December 31, 2008 when compared to 2007.
Interest Income
Interest income increased by $0.3 million, or 30.9% to $1.1 million and increased $0.3 million, or 13.5% to $2.3 million for the three and six months ended December 31, 2008 when compared to the same periods in 2007. The increase was due to the Trading segment's increases in its financing and liquidity service business.
Interest Expense
Interest expense for the three months ended December 31, 2008 decreased $0.5 million, or 43.4% to $0.6 million and decreased by $0.5 million, or 24.7% to $1.5 million for the six months ended December 31, 2008 when compared to 2007. This was related primarily to the Trading segment's usage of its line of credit (the "Trading Facility"). Our Trading segment utilizes its line of credit extensively for working capital requirements. For the three and six months ended December 31, 2008 and 2007, our consolidated average debt balance was approximately $33.7 million and $48.0 million, compared to $61.6 million and $54.8 million, respectively. The Company’s change in interest expense was due primarily to changes in usage of its credit line within the Trading segment and changes in the underlying interest rates.
Net Other Income/(Expenses)
Net other income decreased by $1.04 million to $31,000 for the three month period in 2008 from $1.07 million for the three month period in 2007. Net other income decreased $0.8 million to $0.7 million for the six months ended December 31, 2008 from $1.5 million when compared to the same period last year. Changes for both the three and six month period were the result of various miscellaneous items.
Provision for Income Taxes
Our income tax expense (benefit) was approximately $1.2 million and $294,000 for the three months ended December 31, 2008 and 2007, respectively. Our effective tax rate for the three months ended December 31, 2008 and 2007 was approximately 19.3% and 8.5% , respectively. Our income tax expense (benefit) was approximately $1.8 million and $321,000 for the six months ended December 31, 2008 and 2007, respectively. Our effective tax rate for the six months ended December 31, 2008 and 2007 was approximately 17.9% and (3.9)%, respectively. The Company’s effective tax rate differs from the Federal statutory rate for state taxes, foreign tax rate differentials and changes in the valuation allowance for deferred tax assets. Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Some of the Company’s net operating loss carry-forwards are set to expire beginning 2010, which may impact the Company’s effective tax rate in future periods. Our effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Minority Interests
Minority interest expense increased $1.2 million, or 1,174.0%, to $1.3 million for the three months ended December 31, 2008 from $0.1 million in 2007. Minority interests expense increased $1.9 million to $2.1 million from $0.2 million for the six months ended December 31, 2008 compared to 2007. The change was due to higher profits in the Trading segment, which is 20%-owned by Auctentia and profits from the new WGBV joint venture, which was formed in March 2008.
Net Income (Loss)
Net income increased $0.8 million or 26.3% to $3.9 million from $3.1 million, and increased $15.0 million or 171.3% to $6.2 million income from a $(8.7) million loss for the three and six months ending December 31, 2008 versus the comparable periods in 2007. Net loss for the six months ended December 31, 2007 included a one-time litigation settlement charge of $9.0 million, which was a significant factor in the increase in net income for the six month period. Other factors contributing to the three and six month increases were strong second quarter results within our Trading segment. Also positively impacting our results for the six months ended December 31, 2008, was a $3.0 million in unrealized gain on foreign currency translation adjustment. This non-cash unrealized foreign currency gain directly relates to the translation of intercompany loans between Spectrum Group International, Inc and its wholly owned international subsidiaries from Euros to USD in the condensed consolidated financial statements.
Earnings (Loss) per Share
For the three month period ended December 31, 2008, basic and diluted earnings per share increased $0.01 to $0.12 from $0.11 versus the period ended December 31, 2007. For the six month period, basic earnings (loss) per share increased $0.52 to $0.21 from $(0.31) and diluted earnings

(loss) per share increased $0.51 to $0.20 from $(0.31). The change in both basic and diluted earnings per share was primarily due to changes in our net income.
Trading Operations
The operating results of our Trading segment for the three months ended December 31, 2008 and 2007 are as follows:

		% of		% of	$	%
in thousands	2008	revenue	2007	revenue	increase/(decrease)	increase/(decrease)
Trading revenues	$973,251	100.0%	$626,994	100.0%	$346,257	55.2%
Gross profit	15,382	1.6	3,321	0.5	12,061	363.2
General and administrative expenses	721	0.1	495	0.1	226	45.7
Salaries and wages	6,089	0.6	1,083	0.2	5,006	462.2
Depreciation and amortization	249	—	248	—	1	0.4
Operating income	$8,323	0.9%	$1,495	0.2%	$6,828	456.7%

The operating results of our Trading segment for the six months ended December 31, 2008 and 2007 are as follows:

		% of		% of	$	%
in thousands	2008	revenue	2007	revenue	increase/(decrease)	increase/(decrease)
Trading revenues	$1,979,189	100.0%	$1,126,243	100.0%	$852,946	75.7%
Gross profit	22,768	1.2	6,122	0.5	16,646	271.9
General and administrative expenses	1,310	0.1	1,233	0.1	77	6.2
Salaries and wages	8,354	0.4	1,836	0.2	6,518	355.0
Depreciation and amortization	497	—	494	—	3	0.6
Operating income	$12,607	0.6%	$2,559	0.2%	$10,048	392.7%

Trading Revenues
Our Trading segment revenues increased by $346.3 million, or 55.2%, to $973.3 million for the three months ended December 31, 2008 from $627.0 million in 2007. For the six months ended December 31, 2008 trading segment revenues increased $852.9 million, or 75.7% to $1.98 billion from $1.13 billion for the same period in 2007. This increase was the result of a number of factors, including higher precious metal prices, precious metals market volatility, and increased demand for precious metal products worldwide.
Gross Profit
Trading segment gross profit for the three months ended December 31, 2008 increased $12.06 million or 363.2%, to $15.4 million in December 31, 2008 from $3.3 million in 2007. During the six months ended December 31, 2008, gross profit increased $16.6 million to $22.8 million from $6.1 million in 2007. Our Trading segment gross profit increased primarily as a result of increased demand for precious metals products which caused a substantial increase in premium spreads during the year. Additionally, our Trading segment’s access to capital and strong supplier network provided us with the ability to capitalize on profit opportunities in a highly volatile and uncertain market. We did not speculate in this market maintaining hedges against substantially all of its market exposure at all times, thus earning the majority of our profits from the sale of physical precious metals. In fiscal 2009, global economic conditions caused substantial volatility in the precious metals markets and demand for physical precious metal products. We believe it is unlikely these conditions will recur and as a result there can be no assurance the performance levels attained by us in fiscal 2009 can be achieved in future periods.
General and Administrative Expenses
General and administrative expenses increased by $0.2 million and $77,000 for the three and six months ended December 31, 2008 when compared to 2007. There were no material items that contributed to this increase, but in general as we see increases in our trading business we see increases in general and administration expenses for marketing, travel, and other administration expenses not directly associated with the cost of trading or attributable to cost of goods sold.
Salaries and Wages
Salaries and wages increased by $5.0 million, or 462.2%, and increased $6.5 million, or 355.0% for the three and six months ended December 31, 2008. This was due primarily to higher levels of contractual performance based compensation expense recorded in the three and six months period ending when compared to the same periods last year.
Depreciation and Amortization
Depreciation and amortization for the three and six months ended December 31, 2008 was consistent with the prior year.

Collectibles Operations
The revenues in our operations by collectible type for the three months ended December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007		$	%
in thousands	$	% of total	$	% of total	increase/(decrease)	increase/(decrease)
Collectibles revenues	$35,881	100.0%	$47,153	100%	$(11,272)	(23.9)%
Revenues by Collectible Type:
Philatelic	$9,682	27.0%	$13,380	28.4%	$(3,698)	(27.6)%
Numismatics	25,959	72.3	32,586	69.1	(6,627)	(20.3)
Militaria and other	240	0.7	1,187	2.5	(947)	(79.8)
	$35,881	100.0%	$47,153	100.0%	$(11,272)	(23.9)%

The revenues in our collectibles operations by type for the six months ended December 31, 2008 and 2007 are as follows:

	December 31, 2008		December 31, 2007		$	%
in thousands	$	% of total	$	% of total	increase/(decrease)	increase/(decrease)
Collectibles revenues	$73,552	100.0%	$77,567	100.0%	$(4,015)	(5.2)%
Revenues by Collectible Type:
Philatelic	$15,933	21.7%	$19,840	25.6%	$(3,907)	(19.7)%
Numismatics	57,008	77.5	56,234	72.5	774	1.4
Militaria and other	611	0.8	1,493	1.9	(882)	(59.1)
	$73,552	100.0%	$77,567	100.0%	$(4,015)	(5.2)%

Collectible Revenue
Our Collectible segment revenues decreased by $11.3 million, or 23.9%, to $35.9 million for the three months ended December 31, 2008 from $47.2 million in 2007. For the six months ended December 31, 2008 collectible segment revenues decreased $4.0 million, or 5.2% to $73.6 million from $77.6 million for the same period in 2007. This decrease was attributable primarily to our Philatelic operations, whose market was affected by weaker economic conditions, and our decision to decrease inventory levels at the Philatelic operations in connection with the relocation of those operations to our headquarters in California. Our militaria and other revenues also decreased for the three and six month periods, which was also attributable to unfavorable economic conditions as well as management’s determination to contract those operations and move them to our California headquarters. The relocation and contraction of both the North American Philatelic Operations and the Arms and Armor operations was part of the Company’s plan to centralize its U.S. Collectibles operations at the Company’s headquarters and to manage those operations more effectively. The $6.6 million decrease in numismatics revenue for the three month period was primarily due to timing of our auctions. Numismatics revenue remained flat for the six months ended December 31, 2008 versus 2007.
The operating results of our Collectibles segment for the three months ended December 31, 2008 and 2007 are as follows:

		% of		% of	$	% of
in thousands	2008	revenue	2007	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$35,881	100.0%	$47,153	100.0%	$(11,272)	(23.9)%
Gross profit	7,909	22.0	13,113	27.8	(5,204)	(39.7)
Selling, general and administrative expenses	5,667	15.8	6,131	13.0	(464)	(7.6)
Salaries and wages	3,355	9.4	3,224	6.8	131	4.1
Depreciation and amortization	203	0.6	117	0.2	86	73.5
Impairment of goodwill and intangible assets	—	—	—	—	—	—
Operating income (loss)	$(1,316)	(3.7)%	$3,641	7.7%	$(4,957)	(136.1)%

The operating results of our Collectibles segment for the six months ended December 31, 2008 and 2007 are as follows:

		% of		% of	$	% of
in thousands	2008	revenue	2007	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$73,552	100.0%	$77,567	100.0%	$(4,015)	(5.2)%
Gross profit	13,068	17.8	20,329	26.2	(7,261)	(35.7)
Selling, general and administrative expenses	10,355	14.1	10,799	13.9	(444)	(4.1)
Salaries and wages	6,552	8.9	6,845	8.8	(293)	(4.3)
Depreciation and amortization	391	0.5	375	0.5	16	4.3
Operating income (loss)	$(4,230)	(5.8)%	$2,310	3.0%	$(6,540)	(283.1)%
Gross Profit
Gross profit in our Collectibles segment for the three months ended December 31, 2008 decreased by $5.2 million or 39.7%, to $7.9 million in December 31, 2008 from $13.1 million in 2007. During the six months ended December 31, 2008 gross profit decreased $7.3 million or 35.7% to $13.1 million from $20.3 million in 2007. These decreases were primarily attributable to our Philatelic division, and resulted principally from the weak economy and our decision to liquidate a large portion of our North American Philatelic inventory as part of our relocation and consolidation efforts, as well as timing of our auctions.
General and Administrative Expense
General and administrative expenses in our Collectibles segment decreased by $0.5 million, or 7.6% to $5.7 million from $6.1 million for the three months ended December 31, 2008 when compared to 2007. During the six months ended December 31, 2008 Collectibles segment general and administrative expenses decreased $0.4 million, or 4.1% to $10.4 million from $10.8 million in 2007. This decrease was the result of our consolidation and cost-cutting efforts in our U.S. Collectibles operations. These reductions were partially offset by expenses we incurred to relocate our North American Philatelic and Militaria businesses to the Company’s headquarters in California. We also recognized a gain of $0.4 million from the sale of our Company’s former headquarters in New Jersey, which also contributed to the decrease.
Salaries and Wages
Salaries and wages in our Collectibles segment increased by $0.1 million, or 4.1%, to $3.4 million and decreased $0.3 million, or 4.3% to $6.6 million for the three and six months ended December 31, 2008, respectively. This was due primarily to performance-based compensation expense which decreased as a result of weaker performance of our Collectibles segment. This decrease was offset by severance and relocation expenses incurred in the six months for moving our North American Philatelic and Arms and Armor operations to our headquarters in Irvine, California.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment was comparable for the three and six months ended December 31, 2008 versus 2007.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the six months ended December 31, 2008 and 2007:

in thousands	2008	2007

Cash provided by operating activities	$48,532	$12,340
Cash used in investing activities	$(8,051)	$(472)
Cash used in financing activities	$(52,262)	$(14,277)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities provided $48.5 million in cash in the six months ended December 31, 2008 compared to $12.3 million in the six months ended December 31, 2007. A primary source of cash in operating cash flows for the six months ended December 31, 2008 was the impact of a net inventory sales of $30.8 million, an increase in accounts payable, accrued expenses, and other liabilities of $12.7 million, and an increase in litigation settlement receivable of $6.0 million. This was offset by increases in receivables and secured loans in our Trading segment of $8.2 million, accounts receivables and consignor advances in our Collectibles segment of $1.4 million, and a decrease in litigation settlement of $7.0 million. For the six months ended December 31, 2007, cash flows from operations was positively impacted by an increase in accrued litigation settlement of $15.0 million, a decrease in inventory of $9.3 million, and an increase in accounts payable, accrued expenses, and other liabilities of $6.4 million. This was partially offset by decreases in accounts receivable and consignor advances in our Collectibles segment, receivables and secured loans in our Trading segment, and litigation settlement receivables of $3.3 million, $4.0 million and $6.0 million, respectively.
Our investing activities used cash of $8.1 million in the six months ended December 31, 2008 compared to $0.5 million in the six months ended

December 31, 2007. We used cash primarily to purchase short term investments of $4.9 million and marketable securities of $1.5 million during the six months ended December 31, 2008. During the six months ended December 31, 2007 we spent $0.5 million in capital expenditures.
Our financing activities used $52.3 million in cash for the six months ended December 31, 2008 versus a cash outflow of $14.3 million for the same period last fiscal year. We borrowed $48.4 million for the current six month period compared to $13.8 million for the same period last year.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $100.0 million including a facility for letters of credit up to a maximum of $100.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 1.1% and 2.5% as of December 31, 2008 and June 30, 2008, respectively. Borrowings are due on demand and totaled $17.3 million and $65.7 million for lines of credit and $4.8 million and $4.8 million for letters of credit at December 31, 2008 and at June 30, 2008, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $82.7 million and $32.0 million at December 31, 2008 and June 30, 2008 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at December 31, 2008 were $27.2 million and $58.4 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $15.1 million and $18.8 million at December 31, 2008 and at June 30, 2008, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $4.8 million and $4.8 million at December 31, 2008 and at June 30, 2008, respectively.

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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and six months ended December 31, 2008 and 2007 were $2.1 million, $(6.8) million, $10.5 million and $(13.9) million, respectively.
At December 31, 2008 and June 30, 2008, we had outstanding purchase and sale commitments arising in the normal course of business totaling $209.0 million and $105.2 million and $(192.9) million and $(49.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $8.6 million and $30.2 million and $57.8 million and $82.4 million, respectively. We use forward contracts and futures contracts to protect our inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2008 are scheduled to settle within 90 days.

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

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended December 31, 2008, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report, filed with the SEC via Form 8-K, for the fiscal year ended June 30, 2008. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

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