Form 10-Q
period 2009-03-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2012-06-25
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Number of shares outstanding of each of the issuer’s classes of common stock as of May 15, 2009 :
28,308,637 shares of Common Stock, $.01 par value per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2009

Introductory Note
As previously disclosed, Spectrum Group International, Inc. ("SGI" or the "Company") undertook to file its quarterly reports on Form 10-Q for the fiscal year ended June 30, 2009, by June 30, 2012.  These reports had not previously been filed.

Set forth herein is the Company's Report on Form 10-Q for the quarter ended March 31, 2009.

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2009		June 30, 2008 (1)
ASSETS			(restated)
Current assets:
Cash and cash equivalents	$17,830		$35,860
Restricted cash	650	—	—
Short-term investments and marketable securities	2,316		—
Receivables and secured loans, net — trading operations	39,298		25,874
Accounts receivable and consignor advances, net — collectibles operations	7,212		7,014
Litigation settlement receivable	—		5,975
Inventory, net	126,266		130,653
Deferred income taxes	—		189
Prepaid expenses and other assets	1,709		4,355
Total current assets	195,281		209,920
Long-term inventory, net	—		297
Property and equipment, net	2,227		1,767
Real estate held for sale	—		1,640
Goodwill	6,525		6,525
Other purchased intangibles, net	8,680		8,673
Other assets	2,539		108
Income tax receivables	1,162		1,463
Deferred tax assets	753		—
Total assets	$217,167		$230,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable, customer deposits and consignor payables	$27,080		$29,570
Liability on borrowed metals	16,613		18,789
Accrued expenses, accrued compensation and other current liabilities	22,766		15,737
Accrued litigation settlement	6,555		14,995
Income taxes payable	6,112		2,232
Line of credit	48,900		65,747
Deferred tax liability	1,821		—
Other current liabilities	499		454
Total current liabilities	130,346		147,524
Deferred and other long-term tax liabilities	545		1,704
Total liabilities	130,891		149,228
Minority interests	9,536		6,315
Commitments, contingencies and subsequent events (notes 11 and 17)
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—		—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 28,297 and 28,209 at December 31, 2008 and June 30, 2008, respectively	283		282
Additional paid-in capital	232,978		232,123
Accumulated other comprehensive income	5,856		13,141
Accumulated deficit	(162,377)		(170,696)
Total stockholders’ equity	76,740		74,850
Total liabilities and stockholders’ equity	$217,167		$230,393
______________________
(1) The Condensed Consolidated Balance Sheet as of June 30, 2008 has been derived from the audited consolidated financial statements included in the Company's 2008 Annual Report on Form 8-K, as restated.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Revenues:
Sales of precious metals	$1,041,334	$849,003	$3,020,523	$1,975,246
Collectibles revenues:
Sales of inventory	33,250	39,981	97,709	108,042
Auction commissions earned	3,901	6,927	12,994	16,433
Total revenue	1,078,485	895,911	3,131,226	2,099,721
Cost of sales:
Cost of precious metals sold	1,027,211	844,361	2,983,631	1,964,482
Cost of collectibles sold	31,420	35,249	91,905	92,487
Total cost of sales	1,058,631	879,610	3,075,536	2,056,969
Gross profit	19,854	16,301	55,690	42,752
Operating expenses:
General and administrative	8,356	8,177	21,710	23,627
Salaries and wages	9,766	6,124	25,827	15,491
Depreciation and amortization	460	511	1,351	1,380
Litigation settlement	—	—	—	9,020
Total operating expenses	18,582	14,812	48,888	49,518
Operating income (loss)	1,272	1,489	6,802	(6,766)
Interest and other income (expense):
Interest income	1,543	1,129	3,862	3,172
Interest expense	(432)	(973)	(1,892)	(2,913)
Other income (expense), net	(375)	562	359	2,097
Unrealized gain (loss) on foreign currency	1,769	(813)	4,740	(2,439)
Total interest, other income (expense), foreign currency gain (loss)	2,505	(95)	7,069	(83)
Income (loss) before provision for income taxes and minority interests	3,777	1,394	13,871	(6,849)
Provision for income taxes (income tax benefit)	520	339	2,331	660
Minority interests	1,165	198	3,221	369
Net income (loss)	$2,092	$857	$8,319	$(7,878)

Basic and diluted income (loss) per share:
Basic	$0.07	$0.03	$0.27	$(0.28)
Diluted	$0.07	$0.03	$0.26	$(0.28)

Weighted average shares outstanding
Basic	31,616	28,136	30,748	28,136
Diluted	32,089	28,380	31,448	28,136
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Common Stock in Shares	Common Stock in ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balance, June 30, 2008	28,209	$282	$232,123	$13,141	$(169,322)	$76,224
Restatement adjustments (note 1)	—	—	—	—	(1,374)	(1,374)
Balance, June 30, 2008 (restated)	28,209	282	232,123	13,141	(170,696)	74,850
Net income	—	—	—	—	8,319	8,319	$8,319
Unrealized gain on marketable securities, net of tax	—	—	—	94	—	94	94
Change in cumulative foreign currency translation adjustment	—	—	—	(7,379)	—	(7,379)	(7,379)
Comprehensive income	—	—	—	—	—	—	$1,034
Issuance of stock for class action settlement	772	8	1,437	—	—	1,445
Repurchase of stock issued for class action settlement	(772)	(8)	(1,190)	—	—	(1,198)
Taxes paid in exchange for cancellation of restricted shares	—	—	(98)	—	—	(98)
Share based compensation	—	—	707	—	—	707
Issuance of common stock for restricted stock grants	88	1	(1)	—	—	—
Balance, March 31, 2009	28,297	$283	$232,978	$5,856	$(162,377)	$76,740

See accompanying notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended
	March 31, 2009	March 31, 2008

Cash flows from operating activities:
Net income (loss)	$8,319	$(7,878)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,351	1,380
Provision for bad debts	69	620
Provision for inventory reserve	1,142	911
Provision (benefit) for deferred taxes	97	(921)
Stock based compensation	707	446
Minority interests	3,221	369
Gain on sale of marketable securities	—	(33)
Changes in assets and liabilities:
Accounts receivable and consignor advances	(267)	(4,955)
Receivables and secured loans	(12,899)	(24,872)
Litigation settlement receivable	5,975	(5,975)
Inventory	5,743	(9,085)
Prepaid expenses and other assets	1,801	2,167
Accounts payable, accrued expenses and other liabilities	1,658	18,468
Income taxes	4,117	1,341
Accrued litigation settlement	(6,995)	14,995
Net cash provided by (used in) operating activities	14,039	(13,022)
Cash flows from investing activities:
Capital expenditures for property and equipment	(908)	(558)
Cash paid for acquisition, net of cash received	(672)	—
Cash paid for other intangibles	(39)	—
Purchases of short term investments	(630)	—
Increase in restricted cash	(650)	—
Purchases of marketable securities	(1,473)	—
Net cash used in investing activities	(4,372)	(558)
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	(16,847)	12,698
Borrowings under notes payable	—	(2,350)
Liability on borrowed metals	(2,176)	3,463
Repurchase of shares issued for class action settlement	(1,197)	—
Taxes paid on behalf of employees with respect to vesting of restricted shares	(98)	—
Dividends paid to minority interests	—	(588)
Net cash provided by (used in) financing activities	(20,318)	13,223
Effects of exchange rates on cash	(7,379)	3,251
Net increase (decrease) in cash and cash equivalents	(18,030)	2,894
Cash and cash equivalents, beginning of period	35,860	21,168
Cash and cash equivalents, end of period	$17,830	$24,062
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest expense	$1,467	$2,820
Income taxes	$485	$664

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
Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), and Condensed Consolidated Statements of Cash Flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending June 30, 2009 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report for the fiscal years ended June 30, 2009 and June 30, 2008 as filed on Forms 10-K and 8-K (the “2009 Annual Report” and the “2008 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2008 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2009 and 2008 Annual Reports.
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
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. The Company owns 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI is owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. (“Afinsa”), which, together with Auctentia, owns approximately 66% of the Company's outstanding common stock at March 31, 2009. Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

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

Summary of Significant Accounting Policies
There have been no significant changes to the Company’s significant accounting policies during the nine months ended March 31, 2009. See Footnote 2 of the Company’s consolidated financial statements included in the Company’s 2009 and 2008 Annual Reports for a comprehensive description of the Company’s significant accounting policies.
Restatements of Previously Issued Consolidated Financial Statements
The Company restated its 2008 consolidated balance sheet and statement of stockholders' equity in a previous filing on Form 10-K for the year ended June 30, 2009, which was filed on October 8, 2009. The adjustment removed a $888,000 deferred tax liability that was reflected improperly therein. Such adjustment resulted in an increase to retained earnings as of June 30, 2007. The Company also corrected an error in prior period financial statements by adjusting the opening balance sheet in a previous filing on Form 10-K for the year ended June 30, 2011, which was filed on September 23, 2011. This error pertained to a $2.3 million overstatement of income tax receivable related to an overstatement in June 30, 2007 taxable loss. The 2008 consolidated balance sheet and statement of stockholders' equity presented herein reflect these previously filed restatements.

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
During the quarter ended September 30, 2010, management of the Company identified certain errors in classification of expenses reflected in the Company's consolidated statements of operations. Specifically, certain direct costs related to providing auction services and sales of collectible goods were improperly reflected as selling, general and administrative expenses and were reclassified to auction service expense and cost of collectibles sold, components of cost of sales. The need to adjust previously-reported amounts was identified principally as a result of the enhanced visibility provided by the detail of such related accounts. The Company reclassified only the previously-reported amounts presented in periodic reports beginning with the quarterly filing for the quarter ended September 30, 2010. The Company has not reclassified such costs in the accompanying condensed consolidated statements of operations for the three and nine months ended March 31, 2009 and 2008 as such amounts are not material.
Comprehensive Income (Loss)
The components of our comprehensive income (loss) for the nine months ended March 31, 2009 and 2008 primarily include net income (loss), adjustments to stockholders’ equity for the foreign currency translation adjustments, and changes in net unrealized gain (loss) on available-for-sale securities. The foreign currency translation adjustment was due to exchange rate fluctuations in our foreign affiliates’ local currencies.
The following is our comprehensive income (loss) with the respective tax impacts for the nine month periods ending March 31, 2009 and 2008:

	Nine Months Ended
in thousands	March 31, 2009	March 31, 2008

Net income (loss)	$8,319	$(7,878)
Other comprehensive income (loss), net of tax:
Changes in unrealized gain (loss) on marketable securities, net of tax	94	(33)
Foreign currency translation adjustment	(7,379)	8,443
Comprehensive income (loss)	$1,034	$532

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
For the three and nine months ended March 31, 2009 and 2008, the Company recognized unrealized gains (losses) of $1.8 million and $4.7 million and $(0.8) million and $(2.4) million, respectively, on foreign currency in the condensed consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $26.0 million and $23.8 million at March 31, 2009 and 2008, owed by SGI to certain of its subsidiaries included in its European Operations.
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
On July 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. FIN 48 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision (benefit) for income taxes on the Condensed Consolidated Statement of Operations.
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
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the three and nine months ended March 31, 2009, the Company excluded options to purchase 598,075 and 370,700 shares of common stock and 37,500 stock appreciation rights (“SARS”), for both periods, where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the three months ended March 31, 2008, the Company excluded options to purchase 389,825 shares of common stock and 37,500 SARS, where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. Since the Company incurred a net loss for the nine months ended March 31, 2008, basic and diluted loss per share were the same because the inclusion of 1,050,717 potential common shares, related to 613,325 outstanding stock options, 399,892 restricted stock grants, and 37,500 SARs in the computation of net loss per share would have been anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at March 31, 2009 and 2008.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Basic weighted average shares outstanding (1)(2)	31,616	28,136	30,748	28,136
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	473	244	700	—
Diluted weighted average shares outstanding	32,089	28,380	31,448	28,136

(1)	Basic weighted average shares, for the three and nine months ended March 31, 2009 and 2008 include the effect of vested but unissued restricted stock grants.

(2)
Basic weighted average shares, for the three and nine months ended March 31, 2009 and 2008 include the effect of 3,277,777 shares issuable pursuant to the securities class action and shareholder derivative litigation settlement as of the date the settlement agreement was executed. See further discussion in the Legal Proceedings section of the Company's 2009 Annual Report, and in Note 15 to the Notes to the Consolidated Financial Statements in its 2009 Annual Report.

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
Customers providing 10 percent or more of the Company's Trading segment revenues for the three and nine months ended March 31, 2009 and 2008 are listed below:

	Three months ended				Nine Months Ended
	March 31, 2009		March 31, 2008		March 31, 2009		March 31, 2008

in thousands	in $’s	as a %	in $’s	as a %	in $’s	as a %	in $’s	as a %
Total Trading segment revenue	$1,041,334	100.0%	$849,003	100.0%	$3,020,523	100.0%	$1,975,246	100.0%
Trading segment customer concentrations
Customer A	$271,393	26.1%	$148,199	17.5%	$647,269	21.4%	$296,096	15.0%
Customer B	130,636	12.5%	2,200	0.3%	156,252	5.2%	2,256	0.1%
Total	$402,029	38.6%	$150,399	17.7%	$803,521	26.6%	$298,352	15.1%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $15.2 million and $10.1 million secured loans, as of March 31, 2009 and June 30, 2008, respectively, are listed below:

	March 31, 2009		June 30, 2008

in thousands	in $’s	as a %	in $’s	as a %
Trading segment accounts receivable	$22,073	100.0%	$7,835	100.0%
Trading segment customer concentrations
Customer C	$3,632	16.5%	$—	—%
Customer D	—	—	1,821	23.2
Customer E	—	—	1,798	22.9
Total	$3,632	16.5%	$3,619	46.1%

Customers providing 10 percent or more of the Company's Trading segment's secured loans as of March 31, 2009 and June 30, 2008, respectively, are listed below:

	March 31, 2009		June 30, 2008

in thousands	in $’s	as a %	in $’s	as a %
Trading segment secured loans	$15,244	100.0%	$10,135	100.0%
Trading segment customer concentrations
Customer F	$1,758	11.5%	$2,000	19.7%
Customer G	1,745	11.4	1,750	17.3
Customer H	1,571	10.3	1,000	9.9
Customer I	1,402	9.2	1,463	14.4
Total	$6,476	42.5%	$6,213	61.3%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company. For the three and nine months ended March 31, 2009 and 2008 and as of March 31, 2009 and June 30, 2008, the Collectibles segment had no reportable concentrations.

3.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of March 31, 2009 and June 30, 2008:

in thousands	March 31, 2009	June 30, 2008

Customer trade receivables	$84	$3,972
Wholesale trade advances	11,783	3,540
Secured loans	15,244	10,135
Due from brokers and other	10,206	323
Subtotal	37,317	17,970
Less: allowance for doubtful accounts	(55)	(30)
Subtotal	37,262	17,940
Derivative assets — futures contracts	—	6,336
Derivative assets — open purchase and sales commitments	2,036	1,598
Receivables and secured loans, net — trading operations	$39,298	$25,874
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of March 31, 2009 and June 30, 2008, the loans carried an average effective interest rate of 9.7% and 10.1%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of March 31, 2009 and June 30, 2008:

in thousands	March 31, 2009	June 30, 2008

Auction and trade	$7,494	$7,505
Less: allowance for doubtful accounts	(282)	(491)
Accounts receivable and consignor advances, net — collectibles operations	$7,212	$7,014
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2009 and June 30, 2008 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments for the nine months ended March 31, 2009 and the year ended June 30, 2008 are as follows:

in thousands	March 31, 2009	June 30, 2008

Beginning balance	$(521)	$(509)
Provision for loss	(69)	(66)
Charge off to reserve	204	132
Foreign currency exchange rate changes	49	(78)
Ending balance	$(337)	$(521)

4.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of March 31, 2009 and June 30, 2008 totaled $723,000 and $719,000, respectively. Commemorative coins, which are not hedged, are included in inventory at the lower of cost or market totaled $2.2 million and $1.4 million, respectively. For the nine months ended March 31, 2009 and 2008, the unrealized gains (loss) resulting from the difference between market value and cost of physical inventories totaled$0.0 million$2.9 million and $6.3 million, respectively. These unrealized gains are included as a reduction of the cost of products sold in the accompanying condensed consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as a net gain on derivative instruments, which is a component of cost of products sold in the condensed consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements totaling $16.6 million as of March 31, 2009 and $18.8 million as of June 30, 2008. A corresponding obligation related to metals borrowed is reflected on the condensed consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 9).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2009 and June 30, 2008 totaled $15.9 million and $15.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of March 31, 2009 and June 30, 2008 consisted of the following:

in thousands	March 31, 2009	June 30, 2008

Trading segment inventory	$97,243	$96,401
Less: provision for loss	(104)	(104)
Trading, net	$97,139	$96,297
Collectibles segment inventory	$30,364	$45,417
Less: provision for loss	(1,237)	(10,764)
Collectibles, net	$29,127	$34,653
Total inventory, gross	$127,607	$141,818
Less: provision for loss	(1,341)	(10,868)
Net inventory	126,266	130,950
Less: current inventory	(126,266)	(130,653)
Long-term inventory, net	$—	$297

Activity in the allowance for inventory loss reserves for the nine months ended March 31, 2009 are as follows:

in thousands
Balance, June 30, 2008	$(10,868)
Provision for loss	(1,142)
Charge off to reserve	7,906
Foreign currency exchange rate charges	2,763
Balance, March 31, 2009	$(1,341)

5. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
The changes in the carrying values of goodwill by business segments for the nine months ended March 31, 2009 are described below:

in thousands	June 30, 2008	Additions and Adjustments	Impairments	March 31, 2009
Trading	$4,884	$—	$—	$4,884
Collectibles	1,641	—	—	1,641
	$6,525	$—	$—	$6,525
Cumulative goodwill impairment totaled $3.4 million as of March 31, 2009 and June 30, 2008.
The carrying value of other purchased intangibles as of March 31, 2009 and June 30, 2008 is as described below:

		March 31, 2009				June 30, 2008

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Book Value
Trademarks	Indefinite	$2,576	$—	$—	$2,576	$2,033	$—	$—	$2,033
Customer lists	5 - 15	9,161	(3,341)	—	5,820	8,890	(2,854)	—	6,036
Non-compete and other	4 - 15	2,358	(2,074)	—	284	2,260	(1,656)	—	604
Purchased intangibles subject to amortization		11,519	(5,415)	—	6,104	11,150	(4,510)	—	6,640
		$14,095	$(5,415)	$—	$8,680	$13,183	$(4,510)	$—	$8,673

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the three and nine months ended March 31, 2009 and 2008 were $0.3 million, $0.9 million, $0.4 million, and $1.0 million.
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

As of March 31, 2009, estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Periods ending June 30,	Amount
2009 (remaining 3 months)	$308
2010	724
2011	646
2012	576
2013	524
Thereafter	3,326
Total	$6,104

6.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable consists of the following:

in thousands	March 31, 2009	June 30, 2008

Trade payable to customers and consignor payables	$7,337	$13,330
Advances from customers	13,931	6,165
Net liability on margin accounts	4,817	7,872
Due to brokers	—	844
Other accounts payable	471	828
Derivative liabilities — futures contracts	524	—
Derivative liabilities — forward contracts	—	531
	$27,080	$29,570

7.	INCOME TAXES
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

Income tax provision on continuing operations for the three months ended March 31, 2009 and 2008 consists of expense of $73,000 and $339,000 on earnings in tax jurisdictions outside the U.S. and $447,000 and $0 related to U.S. federal and state jurisdictions respectively. Our effective rate was 13.8% and 24.3% for the three months ended March 31, 2009 and 2008 respectively. Income tax provision on continuing operations for the nine months ended March 31, 2009 and 2008 consists of expense of $328,000 and $637,000 on earnings in tax jurisdictions outside the U.S. and $2,003,000 and $23,000 related to U.S. federal and state jurisdictions respectively. Our effective rate was 16.8% and (9.6)% for the nine months ended March 31, 2009 and 2008 respectively.

The Company records a valuation allowance against our deferred tax assets to reduce the net carrying value to an amount which is believed more likely than not to be realized. When the Company establishes or reduces the valuation allowance against our deferred tax assets, the provision for income taxes will increase or decrease, respectively, in the period such determination is made. The valuation allowance against deferred tax assets was $14.6 million and $14.1 million as of March 31, 2009 and June 30, 2008 , respectively.

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

As of March 31, 2009, the Company had $26.1 million of unrecognized tax benefits and $0.4 million relating to interest and penalties. Of the total unrecognized tax benefits, $2.4 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.1 million and $0.1 million during the three and nine months ended March 31, 2009. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next nine months; however the Company is unable to predict the outcome at this time.

8.	FINANCING AGREEMENTS
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $100.0 million including a facility for letters of credit up to a maximum of $100.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.5% and 2.5% as of March 31, 2009 and June 30, 2008, respectively. Borrowings are due on demand and totaled $48.9 million and $65.7 million for lines of credit and $4.8 million and $4.8 million for letters of credit at March 31, 2009 and at June 30, 2008, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $29.6 million and $32.0 million at March 31, 2009 and June 30, 2008 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of March 31, 2009 were $31.8 million and $59.8 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $16.6 million and $18.8 million as of March 31, 2009 and June 30, 2008, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $4.8 million and $4.8 million as of March 31, 2009 and June 30, 2008, respectively.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.4 million and $1.7 million and $1.0 million and $2.9 million for the three and nine months ended March 31, 2009 and 2008, respectively.

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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under SFAS No. 133. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 4 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the consolidated statements of operations for the three and nine months ended March 31, 2009 and 2008 were $(8.2) million, $2.3 million, $(5.7) million, and $(19.6) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counter parties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at March 31, 2009 and at June 30, 2008:

in thousands	March 31, 2009	June 30, 2008
Trading Inventory, net	$97,139	$96,297
Less unhedgable inventory:
Commemorative coins	(2,201)	(1,358)
Inventory reserve	104	104
Premium on metals position	(723)	(719)
Subtotal	94,319	94,324
Commitments at market:
Open inventory purchase commitments	175,543	105,163
Open inventory sale commitments	(144,748)	(49,900)
Margin sale commitments	(9,317)	(18,714)
Premiums on open commitment positions	1,800	—
Inventory borrowed from suppliers	(16,613)	(18,789)
Advances on industrial metals	1,542	385
Inventory subject to price risk	102,526	112,469
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	7,288	30,154
Precious metals futures contracts at market values	96,613	82,431
Total market value of derivative financial instruments	103,901	112,585
Net inventory subject to price risk	$(1,375)	$(116)
At March 31, 2009 and June 30, 2008, the Company had outstanding purchase and sale commitments arising in the normal course of business totaling $175.5 million and $105.2 million and $(144.7) million and $(49.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $7.3 million and $30.2 million and $96.6 million and $82.4 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2009 are scheduled to settle within 90 days.
The Company is exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2009, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

The Company's consolidated balance sheet includes the following minority interests as of March 31, 2009 and June 30, 2008:

in thousands	March 31, 2009	June 30, 2008

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$8,461	$5,820
Winter Games Bullion Ventures, LLC 50% outside interest	1,075	495
Total	$9,536	$6,315
The Company's consolidated statement of operations for the three and nine months ended March 31, 2009 and 2008 included the following minority interest in net income:

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$1,049	$198	$2,641	$369
Winter Games Bullion Ventures, LLC 50% interest	116	—	580	—
Total	$1,165	$198	$3,221	$369
The following table summarizes the balance sheet of WGBV:

in thousands	March 31, 2009	June 30, 2008

Cash	$68	$33
Total Assets	$2,515	$1,726
Members’ equity	$2,150	$988
Total liabilities and members’ equity	$2,515	$1,726
The following table summarizes the statements of income of WGBV:

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008

Sales	$3,705	$—	$39,369	$—
Cost of products sold	3,172	—	37,534	—
Gross profit	533	—	1,835	—
Operating and other expenses	300	—	674	—
Net income	$233	$—	$1,161	$—

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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At March 31, 2009, there were 3,912,281 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options.
During the three and nine months ended March 31, 2009 and 2008, the Company recorded no expense in the consolidated statement of operations related to the vesting of previously issued employee stock options. The Company made no grants during the nine months ended March 31, 2009 and 2008.
The following table summarizes the stock option activity for the nine months ended March 31, 2009:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2008	613,325	$6.14	$114	$4.69
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Expired	(9,000)	9.57	109	3.56
Forfeited	—	—	—	—
Outstanding at March 31, 2009	604,325	$6.09	$5	1.71
Shares exercisable at March 31, 2009	604,325	$6.09	$5	$1.71
Following is a summary of the status of stock options outstanding at March 31, 2009:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	391,250	4.25	$2.28	391,250	$2.28
5.01	10.00	26,200	4.76	8.96	26,200	8.96
10.01	15.00	186,875	5.24	13.65	186,875	13.65
		604,325	4.58	$6.09	604,325	$6.09
The Company has issued restricted stock to certain members of management, key employees, and directors. During the nine months ended March 31, 2009 and 2008, the Company granted 326,548 and 366,559 restricted shares at a weighted average issuance price of $2.73 and $2.66, respectively. Such shares generally vest after 2 years from the date of grant. Total compensation expense recorded for restricted shares for the three and nine months ended March 31, 2009 and 2008 was $271,000, $706,000, $276,000, and $343,000 respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $3.7 million.
The following table summarizes the restricted stock grant activity for the nine months ended March 31, 2009:

	Shares	Weighted Average share price at grant date
Outstanding at June 30, 2008	279,892	$2.64
Shares granted	326,548	2.73
Shares issued	(88,126)	2.65
Shares forfeited	(34,920)	2.18
Outstanding at March 31, 2009	483,394	2.71
Vested but unissued at March 31, 2009	16,578	$2.61

Stock Appreciation Rights.
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of March 31, 2009 and as of June 30, 2008, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06 and $12.06 per share, respectively. At March 31, 2009 and at June 30, 2008, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three and nine months ended March 31, 2009 and 2008, the Company recognized pre-tax compensation expense related to these grants of $0, $0, $28,000 and $85,000 based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of 7 years. The remaining compensation expense that will be recorded in the future fiscal year totals $0.
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
Issuance and Cancellation of Stock for Class Action Lawsuit
On January 14, 2009, the Company issued 772,430 shares of the Company’s common stock to plaintiff's counsel in connection with a class action lawsuit (Note 12). The shares were cancelled and returned to the status of authorized but unissued shares.

14.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles. See Note 16 on the Company's 2008 Annual Report for additional information about reportable segments.

	Three Months Ended				Nine Months Ended
in thousands	March 31, 2009		March 31, 2008		March 31, 2009	March 31, 2008

Revenue:
Trading	$1,041,334		$849,003		$3,020,523	$1,975,246
Collectibles:
Numismatics	30,168		36,288		87,176	92,522
Philatelic	6,385		9,583		22,318	29,423
Militaria and other	598		1,037		1,209	2,530
Total Collectibles	37,151		46,908		110,703	124,475
Total revenue	$1,078,485		$895,911		$3,131,226	$2,099,721

in thousands	Three Months Ended				Nine Months Ended
	March 31, 2009		March 31, 2008		March 31, 2009	March 31, 2008

Revenue by geographic region:
United States	$1,076,880		$891,837		$3,124,178	$2,086,988
Asia Pacific	698		544		911	2,016
Europe	907		3,530		6,137	10,717
Total revenue	$1,078,485		$895,911		$3,131,226	$2,099,721

in thousands	Three Months Ended				Nine Months Ended
	March 31, 2009		March 31, 2008		March 31, 2009	March 31, 2008

Operating income (loss):
Trading	$7,851		$1,852		$20,459	$4,411
Collectibles	(3,322)		4,670		(7,552)	6,980
Corporate expenses	(3,257)		(5,033)		(6,105)	(18,157)
Operating income (loss)	$1,272		$1,489		$6,802	$(6,766)

in thousands	Three Months Ended				Nine Months Ended
	March 31, 2009		March 31, 2008		March 31, 2009	March 31, 2008

Depreciation and amortization:
Trading	$250	161	$247	178	$747	$741
Collectibles	210	209	264	279	604	639
Depreciation and amortization	$460		$511		$1,351	$1,380

in thousands	March 31, 2009	June 30, 2008
Inventories by segment/geographic region:
Trading:
United States	$97,137	$96,297
Collectibles:
United States	26,904	29,576
Europe	2,007	4,981
Asia	218	96
Total Collectibles	29,129	34,653
Total inventories	$126,266	$130,950

in thousands	March 31, 2009	June 30, 2008
Total assets by segment/geographic region:		(restated)
Trading:
United States	$125,409	$136,638
Collectibles:
United States	68,379	54,360
Europe	17,222	28,772
Asia	2,487	2,131
Total Collectibles	88,088	85,263
Corporate and other	3,670	8,492
Total assets	$217,167	$230,393

in thousands	March 31, 2009	June 30, 2008
Total long-term assets by segment/geographic region:		(restated)
Trading:
United States	$10,343	$11,808
Collectibles:
United States	7,291	5,325
Europe	2,083	618
Asia	146	154
Total Collectibles	9,520	6,097
Corporate and other	2,023	2,271
Total long-term assets	$21,886	$20,176

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

As of March 31, 2009 and June 30, 2008, the components of accumulated other comprehensive income are as follows:

in thousands	March 31, 2009	June 30, 2008

Unrealized income on marketable securities, net of tax	$45	$(49)
Foreign currency translation gain	5,811	13,190
Accumulated other comprehensive income	$5,856	$13,141

16.	FAIR VALUE MEASUREMENTS
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

The following tables presents information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2009
	Quoted Price in
	Active Markets for	Other Significant
	Identical	Observable	Significant
	Instruments	Inputs	Unobservable
in thousands	(Level 1)	(Level 2)	Inputs (Level 3)	Total Balance
Assets:
Commodities	$97,243	$—	$—	$97,243
Marketable securities	829	—	—	829
Derivative assets — open purchase and sale commitments	—	2,036	—	2,036
Total assets valued at fair value	$98,072	$2,036	$—	$100,108
Liabilities:
Liability on borrowed metals	$(16,613)	$—	$—	$(16,613)
Liability on margin accounts	(4,817)	—	—	(4,817)
Derivative liabilities — futures contracts	—	(524)	—	(524)
Total liabilities valued at fair value	$(21,430)	$(524)	$—	$(21,954)

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

17. SUBSEQUENT EVENTS

None.

18. RELATED PARTY
As part of the A-Mark sale agreement dated July 15, 2005, the former owner was paid $6,000 in consulting fees for the year ended June 30, 2008. Additionally, per the terms of the A-Mark sale agreement, the former owner receives a portion of the income earned on a specific type of transaction. The Trading segment accrued $78,000 and $292,000 in royalty expense for the nine months ended March 31, 2009 and year ended June 30, 2008, respectively, which represents the total amount due to the former owner as of June 30, 2008. The entire $78,000 and $292,000 are included in accrued liabilities as of March 31, 2009 and June 30 2008, respectively.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three and nine months ended March 31, 2009 and 2008.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of March 31, 2009. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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
Overview
Business
We conduct our operations in two reporting segments: Trading and Collectibles. Our reporting segments are defined in Note 14 of the Notes to Condensed Consolidated Financial Statements. For the three months ended March 31, 2009, total revenue was $1.08 billion consisting of Trading segment revenue of $1.04 billion, or 96.6% of our total revenue and Collectibles segment revenue of $37.2 million or 3.4% of our total revenue. Total revenue for the three month period increased $182.6 million to $1.08 billion from $895.9 million for the comparable period last fiscal year. This increase was driven by an increase in Trading revenue of $192.3 million and a $9.8 million decrease in our Collectibles segment revenue. Total revenue for the nine month period ended March 31, 2009 increased $1.03 billion to $3.13 billion from $2.10 billion for the same comparable period ended March 31, 2008. The increase was driven by a increase of $1.05 billion and decrease of $13.8 million in our Trading and Collectibles segment revenue, respectively, for the nine month period ending March 31, 2009 when compared to the same period last year. This increase was the result of a number of factors, including higher precious metal prices, precious metals market volatility, and increased demand for precious metal products worldwide. The decrease in our collectibles segment revenue was primarily due to the unfavorable economic conditions in fiscal 2009.
Operating income for the three months ended March 31, 2009 decreased $0.2 million to $1.3 million, from $1.5 million in the prior period. For the nine months ended March 31, 2009 operating income (loss) increased $13.6 million to $6.8 million income from an operating loss of $(6.8) million for the nine months ended March 31, 2008. The $(6.8) million operating loss in the nine months ended March 31, 2008 included a $9.0 million litigation settlement charge. Excluding this one-time charge, operating income (loss) increased by $4.5 million primarily due to better performance of our Trading segment, which was partially offset by a decrease in our Collectibles segment.
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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Nine Months Ended March 31, 2009 and 2008
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2009 and 2008 are as follows:

		% of		% of	increase	% of increase
in thousands	2009	revenue	2008	revenue	(decrease)	(decrease)
Revenue	$1,078,485	100.0%	$895,911	100.0%	$182,574	20.4%
Gross profit	19,854	1.8	16,301	1.8	3,553	21.8
General and administrative expenses	8,356	0.8	8,177	0.9	179	2.2
Salaries and wages	9,766	0.9	6,124	0.7	3,642	59.5
Depreciation and amortization	460	—	511	0.1	(51)	(10.0)
Operating income	1,272	0.1	1,489	0.2	(217)	(14.6)
Interest income	1,543	0.1	1,129	0.1	414	36.7
Interest expense	(432)	—	(973)	(0.1)	(541)	(55.6)
Other income (expense), net	(375)	—	562	0.1	(937)	(166.7)
Unrealized gain (loss) on foreign exchange	1,769	0.2	(813)	(0.1)	2,582	317.6
Income before income taxes and minority interest	3,777	0.4	1,394	0.2	2,383	170.9
Income taxes	520	—	339	—	181	53.4
Minority interests	1,165	0.1	198	—	967	488.4
Net income	$2,092	0.2%	$857	0.1%	$1,235	144.1%

			increase/	% of increase/
	2009	2008	(decrease)	(decrease)
Basic and diluted income (loss) per share:
Basic	$0.07	$0.03	$0.04	NM
Diluted	$0.07	$0.03	$0.04	NM

Weighted average shares outstanding
Basic	31,616	28,136
Diluted	32,089	28,380

NM - not meaningful

The operating results of our business for the nine months ended March 31, 2009 and 2008 are as follows:

		% of		% of	increase/	% of increase/
in thousands	2009	revenue	2008	revenue	(decrease)	(decrease)
Revenue	$3,131,226	100.0%	$2,099,721	100.0%	$1,031,505	49.1%
Gross profit	55,690	1.8	42,752	2.0	12,938	30.3
General and administrative expenses	21,710	0.7	23,627	1.1	(1,917)	(8.1)
Salaries and wages	25,827	0.8	15,491	0.7	10,336	66.7
Depreciation and amortization	1,351	—	1,380	0.1	(29)	(2.1)
Litigation settlement	—	—	9,020	0.4	(9,020)	(100.0)
Operating income (loss)	6,802	0.2	(6,766)	(0.3)	13,568	(200.5)
Interest income	3,862	0.1	3,172	0.2	690	21.8
Interest expense	(1,892)	(0.1)	(2,913)	(0.1)	(1,021)	(35.0)
Other income (expense), net	359	—	2,097	0.1	(1,738)	82.9
Unrealized gain (loss) on foreign exchange	4,740	0.2	(2,439)	(0.1)	7,179	294.3
Income (loss) before income taxes and minority interests	13,871	0.4	(6,849)	(0.3)	20,720	(302.5)
Provision for income taxes	2,331	0.1	660	—	1,671	253.2
Minority interests	3,221	0.1	369	—	2,852	772.9
Net income (loss)	$8,319	0.3%	$(7,878)	(0.4)%	$16,197	205.6%

			increase/	% of increase/
	2009	2008	(decrease)	(decrease)
Earnings (loss) per share
Basic	$0.27	$(0.28)	$0.55	NM
Diluted	$0.26	$(0.28)	$0.54	NM

Weighted average shares outstanding
Basic	30,748	28,136
Diluted	31,448	28,136

NM - not meaningful
Revenues and Gross Profit
Revenues for the three months ended March 31, 2009 increased $182.6 million, or 20.4%, to $1.08 billion from $895.9 million in 2008. Revenues for the nine months ended March 31, 2009 increased $1.03 billion or 49.1% to $3.13 billion from $2.10 billion in 2008. Trading revenues increased $192.3 million, or 22.7% and $1.05 billion, or 52.9% for the three and nine months ended March 31, 2009. Our Collectible segment revenues decreased $9.8 million or 20.8% to $37.2 million for the three months and decreased $13.8 million or 11.1% to $110.7 million for the nine months ended March 31, 2009 compared to the same period for 2008. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the three months ended March 31, 2009 increased $3.6 million or 21.8% to $19.9 million from $16.3 million in 2008. An increase of $9.5 million in our Trading segment's gross profit to $14.1 million contributed to the increase. The Collectibles segment's gross profit decreased $5.9 million to $5.7 million for the three months ended March 31, 2009 from $11.7 million when compared to the three months ended March 31, 2008. Gross profit for the nine months ended March 31, 2009 increased $12.9 million or 30.3% to $55.7 million from $42.8 million in 2008. Our Trading segment's gross profit increased $26.1 million to $36.9 million from $10.8 million for the nine month period ending March 31, 2009. Gross profit in our Collectibles segment decreased $13.2 million to $18.8 million from $32.0 million for same period. Our gross profit margins remained steady at 1.8% for the three month periods ended March 31, 2009 and 2008 and slightly decreased to 1.8% for the nine months ended March 31, 2009 compared to 2.0% in 2008. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses increased $0.2 million, or 2.2%, to $8.4 million for the three months ended March 31, 2009 from $8.2 million in 2008. This increase is not attributable to any one factor. For the nine months ended March 31, 2009, general and administration expenses decreased $1.9 million or 8.1% to $21.7 million from $23.6 million for the same period in 2008. This was primarily due to decreases in a variety of general and administrative expense categories and the sale of our former headquarters in New Jersey, which generated a gain of $0.4 million.
Salaries and wages increased $3.6 million, or 59.5%, to $9.8 million from $6.1 million for the three month period and increased $10.3 million or 66.7% to $25.8 million for the nine months ended March 31, 2009 from $15.5 million, respectively when compared to the same periods in 2008. Increases in salaries and wages was primarily the result of increase accruals related to contractual performance-related compensation within our Trading business and also to severance and relocation expenses for moving our Arms and Armor and North American Philatelic operations to our headquarters in Irvine, California as part of our plan to centralize the U.S. Collectibles operations.
Depreciation and amortization expense was comparable for the three and nine month periods ended March 31, 2009 versus 2008.
Interest Income
Interest income increased by $0.4 million, or 36.7% to $1.5 million and increased $0.7 million, or 21.8% to $3.9 million for the three and nine months ended March 31, 2009 when compared to the same periods in 2008. The increase was due to the Trading segment's increases in its financing and liquidity service business.
Interest Expense
Interest expense for the three months ended March 31, 2009 decreased $0.5 million, or 55.6% to $0.4 million and decreased by $1.0 million, or 35.0% to $1.9 million for the nine months ended March 31, 2009 when compared to 2008. This was related primarily to the Trading segment's usage of its line of credit (the "Trading Facility") as well as our Collectibles line of credit (the "Collectibles Facility"). Both our Trading and Collectible segment utilize their lines of credit extensively for working capital requirements. For the three and nine months ended March 31, 2009 and 2008, our consolidated average debt balance was approximately $42.9 million and $49.0 million, compared to $69.8 million and $61.9 million, respectively. The Company’s decrease in interest expense was due primarily to lower usage of its credit line and declining interest rates in 2009 versus 2008.
Net Other Income/(Expenses)
Net other income /(expenses) decreased by $0.94 million to $(0.38) million expense for the three month period in 2009 from $0.56 million income for the three month period in 2008. Net other income/(expenses) decreased $1.7 million to $0.36 million income for the nine months ended March 31, 2009 from $2.1 million income when compared to the same period last year. Changes for both the three and nine month period were the result of various miscellaneous items.
Provision for Income Taxes
Our income tax expense (benefit) on continuing operations was approximately $520,000 and $339,000 for the three months ended March 31, 2009 and 2008, respectively. Our effective tax rate for the three months ended March 31, 2009 and 2008 was approximately 13.8% and 24.3%, respectively. Our income tax expense (benefit) on continuing operations was approximately $2.3 million and $660,000 for the nine months ended March 31, 2009 and 2008, respectively. Our effective tax rate for the nine months ended March 31, 2009 and 2008 was approximately 16.8% and (9.6)%, respectively.
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
Minority Interests
Minority interests expense increased $1.0 million, or 488.4%, to $1.2 million for the three months ended March 31, 2009 from $0.2 million in 2008. Minority interests expense increased $2.9 million or 772.9% to $3.2 million from $0.4 million for the nine months ended March 31, 2009 compared to 2008. The change was primarily due to higher 2009 profits in the Trading segment, which is 20%-owned by Auctentia as well as profits from the new Winter Games Bullion Ventures joint venture which was formed in March 2008.
Net Income (Loss)
Net income increased $1.2 million to $2.1 million from $0.9 million, and increased $16.2 million to $8.3 million from a $(7.9) million loss for the three and nine months ending March 31, 2009. The increases were due primarily to increased profits in the Company's Trading segment. The Trading segment's operations benefited from a number of factors, including higher precious metals prices, precious metals market volatility, and increased demand for precious metal products worldwide.
Earnings (Loss) per Share
For the three and nine months period ended March 31, 2009, basic earnings (loss) per share increased $0.04 to $0.07 from $0.03 and increased $0.55 to $0.27 from $(0.28), respectively. For the three and nine months period ending March 31, 2009, diluted earnings (loss) per share increased $0.04 to $0.07 from $0.03 and increased $0.54 to $0.26 from $(0.28), respectively.
The change in both basic and diluted earnings per share was primarily due to changes in our net income (loss).

Trading Operations
The operating results of our Trading segment for the three months ended March 31, 2009 and 2008 are as follows:

		% of		% of	$	%
In thousands	2009	revenue	2008	revenue	increase/(decrease)	increase/(decrease)
Trading revenues	$1,041,334	100.0%	$849,003	100.0%	$192,331	22.7%
Gross profit	14,123	1.4	4,642	0.5	9,481	204.2
General and administrative expenses	772	0.1	909	0.1	(137)	(15.1)
Salaries and wages	5,250	0.5	1,634	0.2	3,616	221.3
Depreciation and amortization	250	—	247	—	3	1.2
Operating income	$7,851	0.8%	$1,852	0.2%	$5,999	323.9%

The operating results of our Trading segment for the nine months ended March 31, 2009 and 2008 are as follows:

		% of		% of	$	%
In thousands	2009	revenue	2008	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$3,020,523	100.0%	$1,975,246	100.0%	$1,045,277	52.9%
Gross profit	36,892	1.2	10,764	0.5	26,128	242.7
General and administrative expenses	2,082	0.1	2,142	0.1	(60)	(2.8)
Salaries and wages	13,604	0.5	3,470	0.2	10,134	292.0
Depreciation and amortization	747	—	741	—	6	0.8
Operating income	$20,459	0.7%	$4,411	0.2%	$16,048	363.8%

Trading Revenues
Our Trading segment revenues increased by $192.3 million, or 22.7%, to $1.04 billion for the three months ended March 31, 2009 from $849.0 million in 2008. For the nine months ended March 31, 2009 trading segment revenues increased $1.05 billion, or 52.9% to $3.02 billion from $1.98 billion for the same period in 2008. These increases were the result of a number of factors, including higher precious metal prices, precious metals market volatility, and increased demand for precious metal products worldwide.
Gross Profit
Gross profit in our Trading segment for the three months ended March 31, 2009 increased by $9.5 million or 204.2%, to $14.1 million in March 31, 2009 from $4.6 million in 2008. During the nine months ended March 31, 2009, Trading segment gross profit increased $26.1 million to $36.9 million from $10.8 million in 2008. Our Trading segment gross profit increased primarily as a result of increased demand for precious metals products which caused a substantial increase in premium spreads during the year. Additionally, our Trading segment’s access to capital and strong supplier network provided us the ability to capitalize on profit opportunities in a highly volatile and uncertain market. We did not speculate in this market maintaining hedges against substantially all of its market exposure at all times, thus earning the majority of our profits from the sale of physical precious metals. In fiscal 2009, global economic conditions caused substantial volatility in the precious metals markets and demand for physical precious metal products.
General and Administrative Expenses
General and administrative expenses in our Trading segment remained flat for the three and nine months ended March 31, 2009 when compared to 2008.
Salaries and Wages
Salaries and wages in our Trading segment increased by $3.6 million, or 221.3%, to $5.3 million and increased $10.1 million, or 292.0% to $13.6 million for the three and nine months ended March 31, 2009. This was due primarily to higher levels of contractual performance based compensation expense recorded in the three and nine months period ending when compared to the same periods last year.
Depreciation and Amortization
Depreciation and amortization in our Trading segment for the three and nine months ended March 31, 2009 was consistent with the prior year.

Collectibles Operations
The revenues in our operations by collectible type for the three months ended March 31, 2009 and 2008 are as follows:

	March 31, 2009		March 31, 2008		$	%
in thousands	$	% to total	$	% to total	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$37,151	100.0%	$46,908	100%	$(9,757)	(20.8)%
Revenues by Collectible Type:
Philatelic	$6,385	17.2%	$9,583	20.4%	$(3,198)	(33.4)%
Numismatics	30,168	81.2	36,288	77.4	(6,120)	(16.9)
Militaria and other	598	1.6	1,037	2.2	(439)	(42.3)
	$37,151	100.0%	$46,908	100.0%	$(9,757)	(20.8)%

The revenues in our collectibles operations by type for the nine months ended March 31, 2009 and 2008 are as follows:

	March 31, 2009		March 31, 2008		$	%
in thousands	$	% to total	$	% to total	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$110,703	100.0%	$124,475	100.0%	$(13,772)	(11.1)%
Revenues by Collectible Type:
Philatelic	$22,318	20.2%	$29,423	23.6%	$(7,105)	(24.1)%
Numismatics	87,176	78.7	92,522	74.3	(5,346)	(5.8)
Militaria and other	1,209	1.1	2,530	2.0	(1,321)	(52.2)
	$110,703	100.0%	$124,475	100.0%	$(13,772)	(11.1)%

Collectible Revenue
Our Collectible segment revenues decreased by $9.8 million, or 20.8%, to $37.2 million for the three months ended March 31, 2009 from $46.9 million in 2008. For the nine months ended March 31, 2009 collectible segment revenues decreased $13.8 million, or 11.1% to $110.7 million from $124.5 million for the same period in 2008. The decrease in numismatics revenue for the three and nine months ended March 31, 2009 was primarily due to timing of our auctions. Our Philatelic operations, whose market was affected by weaker economic conditions, also experienced a decrease in revenues. We also decreased inventory levels at the Philatelic operations in connection with the relocation of those operations to our headquarters in California. Our militaria and other revenues also decreased for the three and nine month periods, which was also attributable to unfavorable economic conditions as well as management’s determination to contract those operations and move them to our California headquarters. The relocation and contraction of both the North American Philatelic Operations and the Arms and Armor operations was part of the Company’s plan to centralize its U.S. Collectibles operations at the Company’s headquarters and to manage those operations more effectively.
The operating results of our Collectibles segment for the three months ended March 31, 2009 and 2008 are as follows:

		% of		% of	$	% of
in thousands	2009	revenue	2008	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$37,151	100.0%	$46,908	100.0%	$(9,757)	(20.8)%
Gross profit	5,731	15.4	11,659	24.9	(5,928)	(50.8)
General and administrative expenses	5,183	14.0	2,746	5.9	2,437	88.7
Salaries and wages	3,660	9.9	3,979	8.5	(319)	(8.0)
Depreciation and amortization	210	0.6	264	0.6	(54)	(20.5)
Operating income (loss)	$(3,322)	(8.9)%	$4,670	10.0%	$(7,992)	(171.1)%

The operating results of our Collectibles segment for the nine months ended March 31, 2009 and 2008 are as follows:

		% of		% of	$	% of
in thousands	2009	revenue	2008	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$110,703	100.0%	$124,475	100.0%	$(13,772)	(11.1)%
Gross profit	18,798	17.0	31,988	25.7	(13,190)	(41.2)
General and administrative expenses	15,535	14.0	13,545	10.9	1,990	14.7
Salaries and wages	10,211	9.2	10,824	8.7	(613)	(5.7)
Depreciation and amortization	604	0.5	639	0.5	(35)	(5.5)
Operating income (loss)	$(7,552)	(6.8)%	$6,980	5.6%	$(14,532)	(208.2)%
Gross Profit
Gross profit in our Collectibles segment for the three months ended March 31, 2009 decreased by $5.9 million or 50.8%, to $5.7 million in March 31, 2009 from $11.7 million in 2008. During the nine months ended March 31, 2009 Collectibles segment gross profit decreased $13.2 million or 41.2% to $18.8 million from $32.0 million in 2008. These decreases were primarily attributable to our Philatelic division, and resulted principally from the weak economy and our decision to liquidate a large portion of our North American Philatelic inventory as part of our relocation and consolidation efforts.
General and Administrative Expense
General and administrative expenses in our Collectibles segment increased by $2.4 million, or 88.7% to $5.2 million for the three months ended March 31, 2009 from $2.7 million when compared to 2008. During the nine months ended March 31, 2009 general and administration expenses in our Collectibles segment increased $2.0 million, or 14.7% to $15.5 million from $13.5 million in 2008. The increase is attributable to various categories of general and administrative expenses, including additional expenses associated with the relocation of our North American Philatelic and Arms and Armor businesses to our headquarters in California.
Salaries and Wages
Salaries and wages in our Collectibles segmen t decreased by $0.3 million, or 8.0%, to $3.7 million and decreased $0.6 million, or 5.7% to $10.2 million for the three and nine months ended March 31, 2009, respectively. The primary reason for the decreases was lower performance-based compensation as a result of weaker performance in our Collectibles segment, which was partially offset by severance costs associated with the relocation of our North American Philatelic and Arms and Armor operations to our headquarters in California.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment for the three and nine months ended March 31, 2009 remained steady at $0.2 million and $0.6 million, respectively.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the nine months ended March 31, 2009 and 2008:

in thousands	2009	2008

Cash provided by (used in) operating activities	$14,039	$(13,022)
Cash used in investing activities	$(4,372)	$(558)
Cash provided by (used in) financing activities	$(20,318)	$13,223
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities provided $14.0 million of cash in the nine months ended March 31, 2009 versus a use of cash of $13.0 million in the nine months ended March 31, 2008. A primary source of cash in 2009 operating cash flows was the impact of $14.9 million based on net income adjusted for non-cash items, as well as increases in litigation settlement receivable, inventory, and prepaid expenses and other current assets of $6.0 million, $5.7 million, $1.8 million, plus decreases in accounts payable, accrued expenses and other liabilities, income taxes payable of $1.7 million and $4.1 million, respectively. This was offset by a decrease in receivables and secured loans in our Trading segment of $12.9 million, and an increases in accrued litigation settlement of $7.0 million. A primary use of cash in 2008 operating cash flows was the impact of decreases in receivables and secured loans in our Trading segment, inventory, litigation settlement receivable, and accounts receivable and consignor advances in our Collectibles segment of $24.9 million, $9.1 million, $6.0 million and $5.0 million, as well as the impact of the used of cash of $5.1 million based on net loss adjusted for non-cash items. These uses of cash were partially offset by sources of cash from decreases in accounts payable, accrued expenses and other liabilities and accrued litigation settlement of $18.5 million and $15.0 million, respectively.

Our investing activities used cash in the nine months ended March 31, 2009 of $4.4 million compared to $0.6 million in the nine months ended March 31, 2008. During the nine months ended March 31, 2009, $0.7 million of cash was used to purchase Ponterio and Associates. We also purchased $2.1 million of short-term investments and marketable securities and expended $0.9 million for property and equipment during this period. During the nine months ended March 31, 2008, we used $0.6 million in cash on purchases of property and equipment.
Our financing activities used $20.3 million in cash for the nine months ended March 31, 2009 versus a cash inflow of $13.2 million for the same period in 2008. The main contributing factor of the increase was due to repayments of $16.8 million for the current nine month period compared to a net borrowings of $10.3 million for the same period last year.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit of up to $100.0 million including a facility for letters of credit up to a maximum of $100.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.5% and 2.5% as of March 31, 2009 and June 30, 2008, respectively. Borrowings are due on demand and totaled $48.9 million and $65.7 million for lines of credit and $4.8 million and $4.8 million for letters of credit at March 31, 2009 and at June 30, 2008, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $29.6 million and $32.0 million at March 31, 2009 and June 30, 2008 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $12.5 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at March 31, 2009 were $31.8 million and $59.8 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.
A-Mark also borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $16.6 million and $18.8 million at March 31, 2009 and at June 30, 2008, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $4.8 million and $4.8 million at March 31, 2009 and at June 30, 2008, respectively.

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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 3 and 6). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and nine months ended March 31, 2009 and 2008 were $(8.2) million, $2.3 million, $(5.7) million, and $(19.6) million, respectively.
At March 31, 2009 and June 30, 2008, we had outstanding purchase and sale commitments arising in the normal course of business totaling $175.5 million and $105.2 million and $(144.7) million and $(49.9) million, respectively; purchase and sales commitments related to open forward and futures contracts totaling $7.3 million and $30.2 million and $96.6 million and $82.4 million, respectively. We use forward contracts and futures contracts to protect our inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying Condensed Consolidated Balance Sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2009 are scheduled to settle within 90 days.
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

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended March 31, 2009, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our Annual Report filed with the SEC via Form 8-K for the fiscal year ended June 30, 2008. Readers of this report are urged to read that Section of that Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

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