Form 10-K
period 2012-06-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2012-09-27
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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
(949) 748-4800
__________________________________________________
(Registrant’s Telephone Number, Including Area Code)

18061 Fitch
Irvine, CA 92614
(949) 955-1250
__________________________________________________
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.01 per share

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes. ☑     No. ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes. ☑     No. ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of December 31, 2011, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $27.4 million, based on the closing price of the registrant's common stock of $2.50 per share on December 31, 2011.

As of September 21, 2012, the registrant had 32,808,085 shares of Common Stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended June 30, 2012

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The use of the terms “we,” “us,”the “Company” or “SGI” in this Annual Report on Form 10-K refers to Spectrum Group International, Inc. together with its consolidated subsidiaries, as applicable. Before May 2009, we were known as Escala Group, Inc., and before September 2005, we were known as Greg Manning Auctions, Inc. Greg Manning Auctions, Inc. was incorporated in New York in 1981, and made its initial public offering in May 1993.

Company Overview
We are a global trading and collectibles network. We trade precious metals and auction coins and wine serving both collectors and dealers. Our collectibles offerings span the price from modest to ultra-high end. We also offer loans to coin dealers, collectors and investors collateralized by their precious metals, rare coins and other collectibles.

Recent Developments

At June 30, 2012, approximately 57% of the Company's common stock was owned by Afinsa Bienes Tangibles, S.A. En Liquidacion (“Afinsa”), either directly or through its wholly owned subsidiary, Auctentia, S.L. (“Auctentia”). From September 2003 through September 25, 2012 Afinsa and Auctentia collectively owned a majority of the Company's common stock and had two representatives on the Company's Board of Directors. In addition, until September 25, 2012, Auctentia owned 20% of our subsidiary, A-Mark Precious Metals, Inc. and its subsidiaries (“A-Mark”) through its 20% ownership interest in Spectrum PMI, Inc., which owns all of the common stock of A-Mark.

On September 25, 2012, the Company purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia were reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, the Company purchased from Auctentia 20% of the shares of the Company's subsidiary Spectrum PMI, Inc., which is the holding company for the Company's A-Mark Precious Metals, Inc. trading subsidiary. As a result, Spectrum PMI is now wholly owned by the Company. The purchase of the securities was pursuant to a Securities Purchase Agreement, dated March 5, 2012, as amended, among the Company, Afinsa and Auctentia, and the aggregate purchase price, including interest and other charges, was $51.17 million. The purchase price was funded through the proceeds of a rights offering and private placement of shares of common stock, which also closed on September 25, 2012, as well as the Company's cash on hand, resulting in a net impact to working capital of $25.6 million in cash and cash equivalents. The Company sold 12,004,387 shares in the rights offering at a price of $1.90 per share, for aggregate proceeds of $22.8 million, and 1,426,315 shares in the private placement at a price of $1.90 per share, for aggregate proceeds of $2.71 million. In connection with the purchase of the securities from Afinsa and Auctentia, and in accordance with the terms of the Securities Purchase Agreement, George Lumby, a representative of Afinsa, resigned from the Company's board of directors. Antonio Arenas, Afinsa's other representative on the board, resigned his position as executive chairman, but remains a director of the Company. As provided in the Securities Purchase Agreement, Mr. Arenas will resign from the board when Afinsa and Auctentia collectively cease to hold at least 5% of the Company's common stock. The Company agreed in the Securities Purchase Agreement agreed to use its reasonable commercial efforts to assist Afinsa and Auctentia to sell their remaining shares of common stock in an orderly manner that will be non-disruptive to the public market for the common stock and that is intended to facilitate a sale at prices acceptable to Afinsa and Auctentia.

After giving effect to these transactions, there are, as of September 27, 2012, currently outstanding 30,628,991 shares of common stock, of which 3,032,271 shares are owned by Afinsa and Auctentia. Acccordingly, Afinsa and Auctentia may be deemed to no longer control the Company.

On September 27, 2012, Jeff Benjamin, a non-executive member of our Board of Directors, was appointed Chairman of our Board of Directors.

Employees
As of June 30, 2012, we had 190 employees, with 155 located in North America, 30 in Europe, and 5 in Asia. 182 of these employees were considered full-time employees. We regard our relations with our employees as good. The table below provides a breakdown of our employees by segment as of June 30, 2012 and 2011.

	June 30, 2012	June 30, 2011
Trading	25	23
Collectibles	155	146
Corporate	10	8
Total	190	177

Website Address
The Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-

K through a hyperlink from its website, www.spectrumgi.com, to a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with, or furnished to, the SEC.

Corporate Information
We are a Delaware company. Our executive offices are located at 1063 McGaw, Irvine, California 92614. Our telephone number is (949) 748-4800, and our website is www.spectrumgi.com. Through this website, we make available free of charge all of our filings with the Securities and Exchange Commission (the “SEC”), including those under the Exchange Act of 1934, as amended (the “Exchange Act”). In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through this website, along with other information regarding our corporate governance policies.

Our Business Segments
We conduct our operations within two business segments: Trading and Collectibles. Financial information on our segments is included in Note 17 of the accompanying notes to consolidated financial statements.

Trading Segment

Overview
Our Trading segment is conducted through A-Mark, a full-service precious metals trading company, and an official distributor for many government mints throughout the world. We acquired A-Mark jointly with Auctentia in July 2005. At June 30, 2012, we owned 80% of A-Mark through our 80% ownership interest in Spectrum PMI, Inc., which owns all of the common stock of A-Mark. The remaining 20% of Spectrum PMI, Inc. was owned by Auctentia. On September 25, 2012, the Company purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia were reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, we purchased from Auctentia 20% of the shares of our subsidiary Spectrum PMI, Inc. As a result, Spectrum PMI is now wholly owned by us.

Our products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. Our trading centers are based in Santa Monica, California and Vienna, Austria. In addition to trading, A-Mark offers its customers services including financing, leasing, consignment, hedging and various customized financial programs. As a U.S. Mint-authorized purchaser of gold, silver and platinum coins, A-Mark purchases product directly from the U.S. Mint for sale to its wholesale customers. In addition to the U.S. Mint, A-Mark also has distributorship with other national mints, including Canada, Australia, South Africa, China and Austria. Customers of A-Mark include banks, financial institutions, coin dealers, jewelers, collectors, investors, investment advisers, manufacturers, refiners, mints and mines.

The Company's trading inventories and purchase and sale transactions consist primarily of precious metals products. The Company's precious metals inventory is subject to market value changes, created by changes in the underlying commodity price. A-Mark updates its net exposure to the market in real-time and enters into forwards and futures transactions to hedge substantially all of its exposure to changes in market price. Inventory is “marked to market” daily. The Company maintains relationships with major market-makers and multiple futures brokers in order to provide a variety of alternatives for its daily hedging needs. Because it seeks to substantially hedge its market exposure in the underlying commodities through the use of derivative instruments, A-Mark believes its business largely functions independently of the price movement of the underlying commodities. However, factors such as global economic uncertainty which affects market volatility has the potential to impact customer demand, volumes and margins.

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

CFC started doing business in 2005. All loans made by CFC are collateralized by the delivery to us of precious metals, coins or other collectibles, with loan-to-value ratios (principal loan amount divided by the “liquidation value,” as conservatively estimated by the Company's management, of the collateral) of 50% to 90%. These loans are both variable and fixed interest rate loans, with maturities from three to twelve months. These short term loans bear interest at a rate based on the prevailing rate at the time the loan is made. CFC routinely performs an analysis of the expected collectability of customer notes receivable based on several factors, including the age and extent of significant past-due amounts, economic conditions or trends that may adversely affect the ability of customers to pay those notes and the value of the collateral securing the repayment of the outstanding balances and may establish an allowance for possible losses on those notes based on those analyses. A-Mark has a borrowing facility with a group of five financial institutions which provides funding for eligible CFC loans.

Supplier and Customer Concentrations

A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that numerous other suppliers are available and would provide similar products on comparable terms.

The top two customers represented 23.1% and 16.8%, respectively, of trading revenues for the year ended June 30, 2012, and 23.9% and 10.5%, respectively, of trading revenues for the year ended June 30, 2011.

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

Trading Seasonality
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

Collectibles Segment

Overview
Our Collectibles business operates as an integrated network of leading companies concentrating on numismatic (coins), paper currency, and rare and fine vintage wine. We are also a merchant/dealer of certain collectibles. Our activities are targeted to both collectors and dealers, and feature offerings ranging from modest to ultra-high end prices. The sale of our products is conducted through auctions - both traditional live auctions as well as Internet only auctions - or through merchant/dealer transactions. We have offices and auction houses in North America, Europe and Asia. Until the first quarter of fiscal 2013, when we sold our stamp operations, we were an auctioneer and merchant/dealer of philatelic materials.
We were also an auctioneer and merchant/dealer of antique arms, armor and historical memorabilia until January 2011, when we sold this business.

Our collectibles companies as of June 30, 2012 are listed below:

Company	Primary Activity	Location	Date Acquired/Formed
Teletrade, Inc.	Coins and currencies auctions via the Internet and telephone - all price points but primarily mid-level	USA	October 1998
Spectrum Numismatics International, Inc.	Wholesaler of coins, currencies and other collectibles	USA	December 1999
Corinphila Auktionen AG*	Auctions of stamps - primarily high-level and rare (collections and single items)	Switzerland	September 2003
Heinrich Köhler Briefmarkenhandel GmbH & Co. KG*	Wholesaler of stamps - primarily high-level	Germany	September 2003
Heinrich Köhler Auktionshaus GmbH & Co. KG*	Auctions of stamps - primarily high-level (collections and single items)	Germany	September 2003
Bowers and Merena Auctions, LLC	Auctions of coins - primarily high-value and rare; and coin retailer - primarily catalogue and Internet	USA	February 2004
Stack's-Bowers Numismatics, LLC	Auctions of coins - primarily high-value and rare; and coin retailer - primarily catalogue and Internet	USA	January 2011
H.R. Harmer Global Philatelic Network GmbH*	Auctions of stamps - entry, mid-level and high-level	USA	July 2004
John Bull Stamp Auctions Limited*	Auctions of stamps - entry, mid-level and high-level	Hong Kong	January 2005
Spectrum Wine Auctions, LLC	Auctions of rare and fine vintage wines	USA	February 2009
Corinphila Veilingen*	Auctions of stamps - primarily high-level and rare (single items)	Netherlands	January 2010
SGI France SAS	Management company assisting with auction-related matters in France	France	October 2011
Spectrum Wine Auctions, Limited	Management company assisting with wine auction-related matters in Hong Kong	Hong Kong	October 2011
Stack's-Bowers Ponterio	Management company assisting with coin auction-related matters in Hong Kong	Hong Kong	October 2011
Calzona Ventures, LLC	Internet sales of coins	USA	January 2012
_________
* The Company completed the sale of these subsidiaries on September 13, 2012. See note 21 to the accompanying Consolidated Financial Statements for further discussion.

•	Teletrade, Inc. (“Teletrade”), which the Company bought in 1998, offers certified coins and currencies auctions via the Internet.

•	Spectrum Numismatics International, Inc. (“SNI”), which we have owned since 1999, is engaged in the buying and selling of coins and currencies on a wholesale basis.

•
Corinphila Auktionen AG, which we acquired as part of our 2003 transactions with Afinsa, is the oldest stamp auction house in Switzerland. It specializes in high-end philatelic single items and specialized collections throughout Europe. We sold this company in the first quarter of 2013.

•
Heinrich Köhler Auktionshaus (“HKA”), founded in 1913, became one of our subsidiaries in our 2003 transactions with Afinsa. It specializes in classical stamps and postal history items, modern high-end stamps, wholesale lots aimed at dealers and specialized collections. HKA is one of the largest philatelic auction houses in Germany and, like our other philatelic auction houses, conducts wholesale transactions of philatelic materials, generally through their fellow subsidiary Heinrich Köhler Briefmarkenhandel. We sold these companies in the first quarter of 2013.

•
Bowers and Merena Auctions, LLC (“B&M”), which we acquired in 2004, is one of the leading rare coin auctioneers in the U.S. and has recently expanded into retail operations through Stack's-Bowers Numismatics, LLC (“LLC”).

•
In December 2008, we acquired Ponterio & Associates, a firm with more than 20 years of experience specializing in ancient and world coins and paper money. It is operated as Stack's-Bowers Ponterio through LLC.

•	On January 3, 2011, B&M entered into a joint venture with Stack's, LLC (“Stack's”), which together formed LLC. The operations of B&M and Stack's were assumed by LLC. B&M owns 51% of the equity of LLC.

•
The auction house H.R. Harmer, which was originally based in New York and which we acquired in 2004, was founded in 1940. H.R. Harmer was one of the leading philatelic auction houses in the U.S. It specialized in U.S. Stamps and postal history and specialized collections worldwide. In early fiscal 2011, we changed the name of the company to H.R. Harmer Global Philatelic Network GmbH through a transfer of assets. There were limited operations in the U.S. during the year ended 2012. We sold this company in the first quarter of 2013.

•
John Bull Stamp Auctions Limited (“John Bull”) is the oldest philatelic auction house in Hong Kong. We acquired John Bull in 2005. It specializes in Asian (mainly Chinese) stamps and postal history. We sold this company in the first quarter of 2013.

•	In December 2008, we acquired Ponterio & Associates, a firm with more than 20 years of experience specializing in ancient and world coins and paper money. It is operated through LLC.

•	We formed Spectrum Wine Auctions, LLC (“Spectrum Wine Auctions”) in February 2009. Spectrum Wine Auctions conducted its first auction of rare collectible wines in November 2009.

•
On January 1, 2010, Heinrich Köhler Auktionshaus GmbH & Co KG acquired 100% of Postzegelveiling Wiggers De Vries B.V., a privately-held, Netherlands-based auction house.  As part of and concurrent with the closing, the company's name was changed to Corinphila Veilingen B.V.  Corinphila Veilingen specializes in high-end Netherlands stamps and postal history, specialized worldwide collections and wholesale lots. We sold this company in the first quarter of 2013.

•
In October and November 2011, we formed SGI France SAS, Stacks'-Bowers Ponterio, and Spectrum Wine Auctions, Limited, which are management companies assisting us with auction-related matters in France and Hong Kong.

•	On January 12, 2012, SNI formed Calzona Ventures, LLC (“Calzona”) with an outside partner for the purpose of selling precious metals and coins via the internet. SNI owns 35% of the equity of Calzona.

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
www.goldandsilveronline.com
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

Collectibles Seasonality
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

ITEM 1A. RISK FACTORS

We face risks and uncertainties in connection with the bankruptcy proceedings of Afinsa, formerly our majority shareholder.

In May 2011, Commercial Court No. 6 (Mercantile Court) in Madrid, Spain issued an order approving the liquidation of a portion of the assets owned by Afinsa. Until September 25, 2012, Afinsa, directly and through its wholly-owned subsidiary Auctentia, owned approximately 57% of our outstanding common stock and 20% of the equity in Spectrum PMI, through which we own A-Mark. Afinsa has been in insolvency proceedings in Spain since July 2006.

As of September 25, 2012, as a result of the transactions under the Securities Purchase Agreement, Afinsa and Auctentia own 9.9% of our outstanding common stock, and none of the equity in Spectrum PMI.

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

The Company has agreed to use its reasonable commercial efforts to assist Afinsa and Auctentia following the closing to sell the shares of common stock retained by them in an orderly manner that will be non-disruptive to the public market for the common stock and that is intended to facilitate the sale of the retained shares at prices acceptable to Afinsa and Auctentia.

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
As described in in the Company’s Form 10-K for the fiscal year ended June 30, 2011 under the heading captioned “Legal Proceedings - SEC Action,” on March 23, 2009, the Company announced that it had reached a settlement (the “SEC Settlement”) with the Securities and Exchange Commission, which resolved charges filed against the Company in connection with the SEC's investigation into the Company's historical transactions with Afinsa. Under the terms of the SEC Settlement, which was approved by the U.S. District Court for the Southern District of New York on March 30, 2009, the Company consented, without admitting or denying the allegations made in the SEC's complaint, to a permanent injunction against any future violations of certain provisions of the federal securities laws, including those requiring us to make all filings under the Exchange Act.
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
The Company has completed its assessment of its ability to prepare financial statements for prior fiscal periods. The Company has concluded that it does not have sufficient evidentiary support to substantiate material components of the accounts receivable, inventory, consignor receivables and payables, accrued liabilities, sales transactions and the related cost of sales for its U.S. philatelic operations for any period or point in time prior to those consolidated financial statements related to its consolidated balance sheet balances as of June 30, 2007. In addition, the Company is unable to support certain of its corporate expenses, corporate accruals and intercompany balances and eliminations for such periods and points in time. Consequently, the Company has concluded that it cannot provide restated audited consolidated financial statements for the fiscal years ended June 30, 2004 and 2005, and is unable to provide audited consolidated financial statements for the fiscal years ended June 30, 2006 and 2007, except for its consolidated balance sheet balances at June 30, 2007. The Company filed its quarterly reports on Form 10-Q for the fiscal year ended June 30, 2009 on June 25, 2012.
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
Our Board and Management Have Beneficial Ownership of a Sizeable Percentage of Our Common Stock
As of September 25, 2012, members of our board and management beneficially own over 20% of our outstanding common stock. Acting together in their capacity as stockholders, such board members and management could exert substantial influence over matters on which a stockholder vote is required, such as the approval of business combination transactions.  Also because of the size of their beneficial ownership, such board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on stockholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.

We are the subject of examinations by U.S., and Spanish tax authorities.

In November 2005, Spanish tax authorities commenced an investigation of CdC, covering all periods from fiscal 2003 through fiscal 2006. Our tax returns for fiscal 2004, 2005, 2006, 2007, 2008, 2009, and 2010 are currently under exam by the Internal Revenue Service (“IRS”).

These audits are ongoing and the outcome cannot be determined at this time. An adverse outcome could have a material adverse effect on the consolidated financial condition and results of operations of the Company.

The transactions contemplated by the Securities Purchase Agreement will likely limit our ability to use some or all of our net operating loss carryforwards and other tax benefits.

The consummation of the transactions under the Securities Purchase Agreement have likely resulted in a “change of control” for federal tax purposes. Accordingly, the Company's ability to utilize foreign tax credits and federal and state net operating losses may be limited under the provisions of the Internal Revenue Code, as amended.

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

One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for any precious metals product manufacturer, including a sovereign mint seeking to distribute precious metals coinage or a large refiner seeking to sell large volumes of physical precious metals. For the fiscal year ended June 30, 2012, A-Mark's top two customers represented 23.1%, and 16.8%, respectively of our Trading revenues. Any event that would adversely affect the relationship between A-Mark and its customers, or the loss of any significant customer, would negatively impact A-Mark's results of operations.

A-Mark's business is heavily dependent on its credit facility and its banking relationships.

A-Mark's borrowing facility, the (“Trading Credit Facility”), provides A-Mark and CFC with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is a demand facility, and any of the five lending institutions can cancel its portion of the Trading Credit Facility upon written notice.

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

A primary driver of A-Mark's profitability is volatility in commodities prices. Among the factors that can impact the price of precious metals are supply and demand of precious metals; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators such as hedge funds. If commodity prices were to stagnate, there would likely be a reduction in trading activity, resulting in less demand for the services A-Mark provides, which could materially adversely affect our business, liquidity and results of operations. Alternatively, an increase in commodity price volatility could result in increased business activity for A-Mark.

The materials held by A-Mark and our collectibles companies are subject to loss, damage, theft or restriction on access.

There is a risk that part or all of the gold and other precious metals held by A-Mark, and the collectibles held by our collectibles companies, could be lost, damaged or stolen. In addition, access to A-Mark's gold could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Any of these events may adversely affect our business and results of operations. Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our precious metals inventory is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.

Our stock is currently traded on the OTCQB marketplace and an investor's ability to trade our common stock may be limited by trading volume.

In early 2007, our stock was de-listed from the NASDAQ National Market because of our failure to comply with our financial reporting obligations under the Exchange Act. Since then, our stock has traded on the OTCQB marketplace. As a result, out stock is thinly traded, which in turn affects the ability of holders of our stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid. The trading volume in our common stock has been relatively limited. A consistently active trading market for our common stock may not continue on the OTCQB marketplace. The average daily trading volume of our common stock for our fiscal year ended June 30, 2012 was approximately 6,800 shares.

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

Our performance is greatly dependent on the performance of our senior management and certain other key employees. We have employment agreements with Greg Roberts, our CEO and President, and with two other employees, a senior vice president of A-Mark and the chief financial officer of A-Mark. These employment agreements all expire by the end of fiscal 2013. These and other employees have expertise in the collectibles and trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. The loss of such employees could have a negative effect on our reputation for expertise in the collectibles and precious metals trading markets in which we operate and could lead to a reduction in our business. Competition for available trading and collectibles experts is intense. Accordingly, our business and our growth initiatives are heavily dependent on our ability (i) to retain our existing collectibles experts, who have developed relatively unique skills and enjoy a reputation for being experts within their fields, and (ii) to implement personnel recruiting, succession and training programs that will enable us to add trading and collectibles experts, as necessary, to grow our business and offset employee turnover that can occur from time to time. If we are not successful in retaining our existing experts or in hiring and training new experts, this could limit our ability to grow our business and adversely affect our operating results and financial condition. Moreover, some of our experts could leave our company to join a competitor or start a competing business.

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

Problems with our IT infrastructure could cause disruption to our auctions and trading conducted over the Internet and our business in general.

We rely on our IT infrastructure, including software, and the Internet to conduct electronic auctions and for our trading activities. Although the functionality of the underlying auction and trading software is tested prior to release, such Internet-based solutions frequently contain glitches and security flaws that may leave us vulnerable to attacks. To detect, diagnose and correct any such flaws is often time consuming and costly. Software glitches, security breaches, or other disruptions could cause incorrect or untimely reporting of auction bids or trades, and could harm our credibility and result in a decline in future sales over the Internet.

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

Our stock price may fluctuate.

The market price of the Company's common stock dropped dramatically following May 9, 2006, when Spanish judicial authorities began an investigation related to alleged criminal wrongdoing by Afinsa and certain of its executives. In the past, the market price of the Company's common stock has fluctuated and may continue to fluctuate significantly due to a number of factors, some of which may be beyond the Company's control, including:

•	sales of the Company's common stock by stockholders, including Afinsa and Auctentia and members of management and our board;

•	actual or anticipated fluctuations in the Company's operating results;

•	the operating and stock price performance of other comparable companies;

•	developments and publicity regarding the Spanish criminal investigation

•	general economic conditions; and

•	lack of liquidity for our common stock based, in part, on our shares not being traded on a national exchange.

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

ITEM 2. PROPERTIES

Our headquarters and most of our North American Collectibles operations are located in one facility in Irvine, California with retail and satellite offices in New York and New Hampshire. Our trading operations are conducted in facilities located in Santa Monica, California and Vienna, Austria. Our European Stamps operation had offices throughout Europe and in Hong Kong. Below is a table summarizing the properties we occupied during the year ended June 30, 2012.

Segment	Location	Square Footage	Lease Term/Expiration
Current Headquarters and North American Collectibles	Irvine, California	54,200	Owned
Former Headquarters and North American Collectibles	Irvine, California	20,200	December 2011
Coin Collectibles	New York, New York	1,500	January 2016
Coin Collectibles	New York, New York	7,500	September 2016
Coin Collectibles	Wolfeboro, New Hampshire	5,000	Month-to-month
Coin Collectibles	Paris, France	1,500	September 2020
Wine Collectibles	Irvine, California	8,000	November 2011
Wine Collectibles	San Francisco, California	1,700	October 2013
Trading	Santa Monica, California	4,400	April 2014
Trading	Vienna, Austria	2,100	September 2016
Stamp Collectibles	Zurich, Switzerland	7,400	May 2013
Stamp Collectibles	Zurich, Switzerland	300	September 2012
Stamp Collectibles	Wiesbaden, Germany	8,900	October 2012
Stamp Collectibles	Amstelveen, Netherlands	6,500	December 2012
Stamp Collectibles	Hong Kong	1,300	February 2013
Stamp Collectibles	Hong Kong	3,400	September 2014
Stamp Collectibles	Madrid, Spain	750	September 2012

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

Messrs. Manning and Crawford (and certain of the other former officers and directors of the Company who are the subject of the Spanish criminal investigation) are entitled to receive advances from the Company for their legal fees and expenses in connection with the Spanish criminal proceedings. These costs are expensed as incurred. The Company has not accrued for any estimated future costs.

Tax Investigation in Spain

On November 17, 2005, the Spanish tax authorities commenced a tax examination of CdC. This examination, which now covers all periods from fiscal 2003 through fiscal 2006, is ongoing and the outcome cannot be determined at this time.

IRS and State Tax Audits

The Company is currently under examination by the Internal Revenue Service (IRS) for the years ended June 30, 2004, 2005, 2006, 2007, 2008, 2009 and 2010. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the OTCQB marketplace under the symbol SPGZ. Prior to January 2007, our stock was traded on NASDAQ's National Market under the symbol ESCL. In January 2007, our stock was de-listed from the NASDAQ National Market because of our failure to comply with our financial reporting obligations under the Exchange Act.

As of September 21, 2012, there were 1,076 stockholders of record of our common stock and the last reported sale price of our stock as reported by the OTCQB marketplace was $1.92.

The following tables set forth the range of high and low closing prices for our common stock, for each of the periods indicated, as reported by the OTCQB marketplace. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2012
Quarter	High	Low
First	$3.10	$2.51
Second	3.00	2.00
Third	2.68	2.03
Fourth	2.10	1.80

	2011
Quarter	High	Low
First	$1.98	$1.98
Second	2.50	2.50
Third	3.03	2.75
Fourth	2.90	2.90

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

In addition, A-Mark's Trading Credit Facility has certain restrictive financial covenants that require A-Mark and SGI to maintain a minimum tangible net worth (as defined) of $25.0 million and $50.0 million, respectively. SGI's ability to pay dividends, if it were to desire to do so, could be limited as a result of these restrictions.

Equity Compensation Plan Information

The following table provides information as of June 30, 2012, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,148,898	$3.41	(2)	249,577
____________

(1)
Consists of stock options and restricted stock/restricted stock units granted under the 1993 Stock Option Plan, as amended (the “1993 Plan”), and the 1997 Stock Incentive Plan, as amended (the “1997 Plan”). SGI's stockholders previously approved the 1993 and 1997 Plans. Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI's stock. Awards under the 1997 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan currently is administered by the Compensation Committee of the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants or awards. At June 30, 2012, there were 249,577 shares remaining available for future awards under the 1997 Plan. Under the 1997 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Board, and stock options and SARs may have any term. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. All remaining shares under the 1997 Plan could be granted as restricted stock, restricted stock units or other “full-value” awards, or as options or SARs. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding.

(2)
Weighted average exercise price is calculated including RSUs, which for this purpose are treated as having an exercise price of zero. If calculated solely for options that have an exercise price, the weighted average exercise price of outstanding options at June 30, 2012 was $5.41.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable for a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying Consolidated Statements of Operations by comparing the results for the years ended June 30, 2012 and June 30, 2011.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of June 30, 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

Trading

Our Trading segment operates in the United States and Europe through A-Mark, a distributor and service provider to consumers, wholesalers, retailers and dealers of precious metals throughout the world operating from facilities located in Santa Monica, California and Vienna, Austria. A-Mark is a wholly owned subsidiary of Spectrum PMI, Inc. At June 30, 2012, we owned 80% of A-Mark through our 80% ownership interest in Spectrum PMI. The remaining 20% of Spectrum PMI was owned by Auctentia. On September 25, 2012, we purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia were reduced from 57% to 9.9% of our common stock outstanding. In addition, we purchased from Auctentia 20% of the shares of our subsidiary Spectrum PMI, Inc., which is the holding company for our A-Mark Precious Metals, Inc. trading subsidiary. As a result, Spectrum PMI is now wholly owned by us.

CFC, a licensed California finance lender and a wholly owned subsidiary of A-Mark, offers loans on precious metals, rare coins and other collectibles to coin dealers, collectors and investors.

Collectibles

Our Collectibles segment is a global integrated network of companies with operations in North America, Europe and Asia. Our Collectibles business is focused on numismatic (coins) and rare and fine vintage wine. We primarily sell these materials, both owned and consigned, through our auction subsidiaries and through wholesale merchant/dealer relationships. Until the first quarter of fiscal 2013, when we sold our stamp operations, we were also an auctioneer and merchant/dealer of philatelic (stamps) materials.

For the year ended June 30, 2012, our Trading and Collectibles segments represented $7.77 billion, or 97.4%, and $205.0 million, or 2.6%, of our total revenues of $7.97 billion, and achieved $10.5 million and $(6.4) million, respectively, in operating income (loss), contributing to total operating loss of $(3.5) million after corporate expenses totaling $7.7 million. For the year ended June 30, 2011, our Trading and Collectibles segments represented $6.96 billion, or 96.7%, and $240.1 million, or 3.3%, of our total revenues of $7.20 billion, and achieved $15.4 million and $2.7 million, respectively, in operating income, contributing to total operating income of $8.8 million.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Years Ended June 30, 2012 and 2011
Consolidated Results of Operations
The operating results of our business for the years ended June 30, 2012 and 2011 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2012	revenue	2011	revenue	(decrease)	(decrease)
Revenue	$7,974,830	100.0%	$7,202,171	100.0%	$772,659	10.7%
Gross profit	57,208	0.7	60,756	0.8	(3,548)	(5.8)
General and administrative expenses	27,947	0.4	22,279	0.3	5,668	25.4
M.F. Global, Inc. loss provision	1,016	—	—	—	1,016	NM
Salaries and wages	29,733	0.4	27,057	0.4	2,676	9.9
Depreciation and amortization	2,050	—	1,679	—	371	22.1
Goodwill and intangible asset impairment	—	—	30	—	(30)	(100.0)
Litigation settlement	—	—	912	—	(912)	(100.0)
Operating income (loss)	(3,538)	—	8,799	0.1	(12,337)	(140.2)
Interest income	12,727	0.2	9,163	0.1	3,564	38.9
Interest expense	(4,940)	(0.1)	(3,653)	(0.1)	1,287	35.2
Other income (expense), net	988	—	(1,047)	—	2,035	194.4
Unrealized gain (loss) on foreign exchange	4,210	0.1	(4,667)	(0.1)	8,877	190.2
Income from continuing operations before provision for income taxes	9,447	0.1	8,595	0.1	852	9.9
Provision for income taxes	4,500	0.1	3,761	0.1	739	19.6
Income from continuing operations	4,947	0.1	4,834	0.1	113	2.3
Income from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	94	—	31	—	63	203.2
Net income	5,041	0.1	4,865	0.1	176	3.6
Less: net income attributable to the non-controlling interests	(979)	—	(1,091)	—	(112)	(10.3)
Net income attributable to Spectrum Group International, Inc.	$4,062	0.1%	$3,774	0.1%	$288	7.6%

			Increase/	% of Increase/
	2012	2011	(decrease)	(decrease)
Basic and diluted income per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$0.12	$0.12	$—	—%
Basic - discontinued operations	$—	$—	$—	NM
Diluted - continuing operations	$0.12	$0.11	$0.01	9.1%
Diluted - discontinuing operations	$—	$—	$—	NM
Basic - net income	$0.12	$0.12	$—	—%
Diluted - net income	$0.12	$0.11	$0.01	9.1%

Weighted average shares outstanding
Basic	32,678	32,469
Diluted	32,865	32,725

NM - not meaningful
Revenues and Gross Profit
Revenues for the year ended June 30, 2012 increased $772.7 million, or 10.7%, to $7.97 billion from $7.20 billion in 2011. Our Trading segment revenues increased $807.7 million, or 11.6%, to $7.77 billion for the year ended June 30, 2012 versus $6.96 billion in the prior year. This increase was primarily due to an increase in average precious metals prices, despite a slight decrease in the ounces of precious metals sold. Our Collectibles segment revenues decreased $35.1 million, or 14.6%, to $205.0 million for the year ended June 30, 2012 from $240.1 million in 2011. This decrease was primarily due to a decrease in numismatic activity. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the year ended June 30, 2012 decreased $3.5 million to $57.2 million, or a gross profit margin of 0.7%, from $60.8 million, or a gross profit margin of 0.8% in 2011. The decrease was attributable to both Trading and Collectibles segments. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses increased $5.7 million, or 25.4%, to $27.9 million in 2012 from $22.3 million in 2011. This is primarily attributable to our acquisition of Stack's in the third quarter of fiscal 2011 and the relocation of our headquarters and much of the Collectibles operations from leased space to owned space, both in Irvine, California. We were fully burdened with twelve months of operating expenses from Stack's in 2012 versus six months in 2011. Amounts directly related to the Stack's acquisition totaled approximately $1.7 million.
Additionally, during fiscal 2012, we recorded a $1.0 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. Refer to notes 5 and 15 to the accompanying consolidated financial statements for further information.
Salaries and wages increased $2.7 million, or 9.9%, to $29.7 million in 2012 from $27.1 million in 2011. The increase in salaries and wages was primarily the result of our acquisition of Stack's, increased headcount, and severance payments. The increase directly related to the Stack's acquisition was approximately $1.4 million. In addition, we incurred $0.2 million of severance payments related to a small reduction in force at the end of 2012. The remaining increases were attributable to promotions and increases in headcount within marketing and other administrative functions.
Depreciation and amortization expense increased $0.4 million, or 22.1%, to $2.1 million for the year ended June 30, 2012 from $1.7 million in 2011. The increase is a result of acquisitions of intangible assets and the purchase of the McGaw building in the latter half of 2011.
Interest Income
Interest income increased $3.6 million, or 38.9%, to $12.7 million for the year ended June 30, 2012 from $9.2 million in 2011. The increase was primarily due to growth in our Trading segment's financing and liquidity service business.
Interest Expense
Interest expense for the year ended June 30, 2012 increased $1.3 million, or 35.2% to $4.9 million for the year ended June 30, 2012 from $3.7 million in 2011. These increases were related primarily to our increased usage of our Trading segment's line of credit (the “Trading Facility”) as well as our Collectibles line of credit (the “Collectibles Facility”). Both our Trading and Collectibles segment utilize their lines of credit extensively for working capital requirements. For the year ended June 30, 2012, our consolidated average debt balance was approximately $127.8 million, excluding the debt on the mortgage on the McGaw building totaling $6.4 million and the note payable to Summit Coins of $0.3 million, compared to $101.3 million in 2011.

Net Other Income (Expenses)
Net other income (expenses) for the year ended June 30, 2012 increased by $2.0 million to $1.0 million income from $1.0 million expense in 2011. The increase was due to various miscellaneous items, including a gain from insurance proceeds on damaged wine inventory, and rental income from tenants in the McGaw building.
Provision for Income Taxes
Our provision for income taxes on continuing operations was approximately $4.5 million and $3.8 million for the years ended June 30, 2012 and 2011, respectively. Our effective tax rate was 48.0% and 43.8% for the year ended June 30, 2012 and 2011, respectively.  The Company's effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials.
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
Income from Discontinued Operations
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. (“GMA”). The results of operations of GMA are presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 3 of the accompanying notes to consolidated financial statements. Income from discontinued operations increased $63,000 to $94,000 in 2012 from $31,000 in 2011. This increase was due to the sale of residual inventory that had previously been written off in full.
Non-controlling Interests
Net income attributable to non-controlling interests decreased $112,000, or (10.3)%, to $1.0 million for the year ended June 30, 2012 from $1.1 million in 2011. The change was primarily due to decreased net losses attributable to the non-controlling interest in Stacks-Bowers Numismatics, LLC and Calzona Ventures, LLC, which was partially offset by lower profits in our A-Mark subsidiary.
Net Income Attributable to SGI
Net income attributable to SGI increased $0.3 million, or 7.6%, to $4.1 million in 2012 from $3.8 million in 2011. The increase is due primarily to net losses in our Collectibles segment as well as a decrease in net income in our Trading segment.
Earnings per Share
For the year ended June 30, 2012, basic earnings per share from continuing operations remained consistent at $0.12, while diluted earnings per share from continuing operations increased $0.01 to $0.12 from $0.11 in 2011. The change in both basic and diluted earnings per share was primarily due to changes in our net income.
Trading Operations
The operating results of our Trading segment for the years ended June 30, 2012 and 2011 are as follows:

		% of		% of	$	%
In thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$7,769,792	100.0%	$6,962,076	100.0%	$807,716	11.6%
Gross profit	26,820	0.3	29,461	0.4	(2,641)	(9.0)
General and administrative expenses	4,765	0.1	3,807	0.1	958	25.2
M.F. Global, Inc. loss provision	1,016	—	—	—	1,016	NM
Salaries and wages	9,774	0.1	9,601	0.1	173	1.8
Depreciation and amortization	734	—	676	—	58	8.6
Operating income	$10,531	0.1%	$15,377	0.2%	$(4,846)	(31.5)%
_______________
NM — not meaningful

Trading Revenues
Our Trading segment revenues increased $807.7 million, or 11.6%, to $7.77 billion in 2012 from $6.96 billion in 2011. Our trading business experienced a slight decrease in the amount of ounces sold for both gold and silver during the current year versus the prior year. This decrease was offset by a considerable increase of the average prices of gold and silver which drove revenues higher for 2012 when compared to 2011.
Gross Profit
Gross profit in our Trading segment for the year ended June 30, 2012 decreased by $2.6 million or 9.0%, to $26.8 million from $29.5 million in 2011. The decrease is due primarily to slender silver demand coupled with supply excess which resulted in lower silver product premiums in the current year when compared to last year. Gross profit from our finance activities increased during the year resulting in an increase in our storage fees related to the continued expansion of finance and liquidity services offered by our Trading business.  As our finance and liquidity service business increases, charges related to holding physical metals increases, impacting our cost of goods sold.
General and Administrative Expenses
General and administrative expenses in our Trading segment increased $1.0 million, or 25.2% to $4.8 million in 2012 from $3.8 million in 2011. The increase is due primarily to expansion of A-Mark lending and foreign subsidiaries.
M.F. Global, Inc. Loss Provision
During fiscal 2012, we recorded a $1.0 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. Refer to notes 5 and 15 to the accompanying consolidated financial statements for further information.
Salaries and Wages
Salaries and wages in our Trading segment increased $0.2 million, or 1.8%, to $9.8 million for the year ended June 30, 2012, from $9.6 million in 2011. This was due primarily to relocation and retention of a new employee.
Depreciation and Amortization
Depreciation and amortization in our Trading segment for the year ended June 30, 2012 was comparable to the prior year.
Collectibles Operations
The revenues in our operations by collectible type for the years ended June 30, 2012 and 2011 are as follows:

	2012		2011		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$205,038	100.0%	$240,095	100%	$(35,057)	(14.6)%
Revenues by Collectible Type:
Numismatics	$188,809	92.1%	$224,499	93.5%	$(35,690)	(15.9)%
Philatelic	11,804	5.8%	11,097	4.6%	707	6.4%
Wine	4,425	2.2	4,499	1.9	(74)	(1.6)
	$205,038	100.0%	$240,095	100.0%	$(35,057)	(14.6)%

Collectibles Revenue
Our Collectible segment revenues decreased by $35.1 million, or 14.6%, to $205.0 million in 2012 from $240.1 million in 2011. This was due primarily to decreased sales of silver bullion coins, and was partially offset by strong first quarter sales primarily associated with the acquisition of Stack's and strong auction results in August.

For fiscal 2011, our auction revenues and gross margin were positively impacted by approximately $4.0 million due to a change in when we recognize revenue. For fiscal 2011, our wholesale and retail revenues and gross margin were positively impacted by approximately $5.9 million and $384,000, respectively, due to a change in when we recognize revenue. Additionally, our net income and diluted earnings per share were positively impacted by $2.5 million and by $0.08 per share in fiscal 2011, respectively. For more details on the change in timing of our revenue recognition, refer to Critical Accounting Estimates, below.
The operating results of our Collectibles segment for the years ended June 30, 2012 and 2011 are as follows:

		% of		% of	$	%
in thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$205,038	100.0%	$240,095	100.0%	$(35,057)	(14.6)%
Gross profit	30,388	14.8	31,295	13.0	(907)	(2.9)
General and administrative expenses	18,609	9.1	13,497	5.6	5,112	37.9
Salaries and wages	17,035	8.3	14,134	5.9	2,901	20.5
Depreciation and amortization	1,125	0.5	944	0.4	181	19.2
Goodwill and intangible asset impairment	—	—	30	—	(30)	(100.0)
Operating income (loss)	$(6,381)	(3.1)%	$2,690	1.1%	$(9,071)	(337.2)%
Gross Profit
Gross profit in our Collectibles segment for the year ended June 30, 2012 decreased $0.9 million, or 2.9% to $30.4 million from $31.3 million in 2011. The main driver of the decrease was sales of a higher percentage of certain lower margin numismatic materials, which were partially offset by higher gross profits from our acquisition of Stack's.
General and Administrative Expense
General and administrative expenses in our Collectibles segment increased $5.1 million, or 37.9%, to $18.6 million in 2012 from $13.5 million in 2011. The increases are mainly attributable to our acquisition of Stack's and the relocation of the Company's headquarters and much of the Collectibles operations from the leased space to the current owned space, both in Irvine, California. During 2012, our Collectibles segment was fully burdened with twelve months of expense from Stack's versus six months in the prior year. Amounts directly related to the Stack's acquisition totaled approximately $1.7 million.
Salaries and Wages
Salaries and wages in our Collectibles segment increased $2.9 million, or 20.5%, to $17.0 million in 2012 from $14.1 million in 2011. The primary reason for the increase was additional head count related to our acquisition of Stack's. The increase directly related to the Stack's acquisition was approximately $1.4 million.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment increased $0.2 million, or 19.2%, to $1.1 million in 2012 from $0.9 million in 2011. The increase for is related to depreciable assets and definite-lived intangibles we purchased via our acquisition of Stack's.
Goodwill and Intangible Asset Impairment
Impairment of intangible assets was $0 in 2012 and $30,000 in 2011 related to the write-off of old Bowers & Merena intangibles.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the years ended June 30, 2012 and 2011:

in thousands	2012	2011

Cash provided by (used in) operating activities — continuing operations	$29,930	$(82,447)
Cash provided by (used in) operating activities — discontinued operations	109	(1,026)
Cash provided by (used in) operating activities	$30,039	$(83,473)
Cash provided by (used in) investing activities — continuing operations	$(1,231)	$325
Cash used in investing activities — discontinued operations	(109)	—
Cash provided by (used in) investing activities	(1,340)	325
Cash provided by (used in) financing activities — continuing operations	$(26,604)	$84,361
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities from continuing operations provided $29.9 million in cash for the year ended June 30, 2012 and used $82.4 million in cash for the year ended June 30, 2011, respectively. Primary sources of cash in our 2012 operating cash flows include the impact of $27.1 million, $15.7 million, and $14.6 million related to changes in inventory, liabilities on borrowed metals from our trading operations, and accounts payables, consignor payables, accrued expenses and other liabilities. These were partially offset by a use of cash of $35.1 million related to changes in receivables and secured loans in our trading operations. Primary uses of cash in 2011 operating cash flows include $50.9 million, $23.3 million, $48.2 million, $2.4 million, $29.5 million and $2.9 million associated with changes in receivables and secured loans from our trading operations, accounts receivable and consignor advances from our collectibles operations, inventory, prepaid expenses and other assets, liabilities on borrowed metals, and accrued litigation settlement. These uses of cash were partially offset by the impact of $58.0 million related to an increase in accounts payable, consignor payables, accrued expenses, and other liabilities. Cash flows provided by operating activities related to discontinued operations was $0.1 million for the year ended June 30, 2012 compared to a use of cash of $1.0 million.
Our investing activities from continuing operations used cash in the year ended June 30, 2012 of $1.2 million versus a source of cash of $0.3 million in the year ended June 30, 2011. A primary use of cash in the year ended June 30, 2012 were $3.0 million in capital expenditures, primarily for property and equipment for our new corporate headquarters, which were partially offset by maturities of short-term investments of $1.1 million. Our investing activities from continuing operations in the year ended June 30, 2011 provided cash of $0.3 million, which was primarily as a result of the maturity of short-term certificates of deposits and sale of marketable securities during the period of $6.1 million, which was partially offset by $3.3 million, $0.7 million, and $0.8 million paid to acquire Stack's LLC, the McGaw building, and other property and equipment and an increase in restricted cash of $1.1 million. Cash flows provided by investing activities related to discontinued operations was $0.1 million during the year ended June 30, 2012 compared to $0 during the year ended June 30, 2011. These cash flows are associated with the disposition of the remaining assets of Greg Martin Auctions, Inc.
Our financing activities used $26.6 million for the year ended June 30, 2012 and provided $84.4 million for 2011. We repaid $42.2 million under lines of credit for the year ended June 30, 2012 compared to borrowings of $86.3 million in 2011. During June 30, 2012, we entered into a $15.6 million obligation under product financing arrangement representing the amount we may repurchase from our customer under the agreement. We also paid $3.2 million in dividends to non-controlling interests and received contributions from non-controlling interests of $1.5 million in the year ended June 30, 2011.
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $27.1 million and $11.4 million at June 30, 2012 and at June 30, 2011, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $7.0 million and $7.0 million at June 30, 2012 and at June 30, 2011, respectively.

A-Mark entered into an agreement with a third party for the sale of precious metals, at the option of the third party, at a fixed price. Such agreement allows us to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory with adjustments included as components of cost of precious metals sold. Such obligation totaled $15.6 million and $0 as of June 30, 2012 and June 30, 2011, respectively.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of June 30, 2012, the maximum of the Trading Credit Facility was $163.0 million. The maximum was subsequently increased to $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.24% and 0.19% as of June 30, 2012 and June 30, 2011, respectively. Borrowings are due on demand and totaled $91.0 million and $129.5 million for lines of credit and $7.0 million and $7.0 million for letters of credit at June 30, 2012 and at June 30, 2011, respectively. Amounts borrowed under the

Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $65.0 million and $23.5 million at June 30, 2012 and June 30, 2011, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at June 30, 2012 were $47.3 million and $74.8 million, respectively. Our ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

We and our wholly-owned numismatic subsidiaries, SNI, B&M, and Teletrade, have a borrowing facility with a lender, providing for a line-of-credit (the “Collectibles Credit Facility”) up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by us. Our obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change), plus a margin.

Separately, A-Mark has a line of credit with this lender totaling $18.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $20.0 million with respect to this lender. As of June 30, 2012, the total amount borrowed with this lender was $18.0 million, which consisted of $18.0 million by A-Mark and $0.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of June 30, 2012 were $2.0 million. As of June 30, 2011, the total amount borrowed was $16.0 million, $4.0 million by SNI and $12.0 million by A-Mark.

Contractual Obligations, Contingent Liabilities, and Commitments

As of June 30, 2012, we have known cash commitments over the next several years as follows:

	Payment due by period
			2 to 3	3 to 4	4 to 5	5 years and
in thousands	Total	1 year	years	years	years	thereafter
Borrowings:
Trading	$91,000	$91,000	$—	$—	$—	$—
Collectibles	1,669	1,669	—	—	—	—
Mortgage note payable	6,398	154	142	6,102	—	—
Other note payable	330	330	—	—	—	—
Lease obligations:
Operating	4,975	1,661	1,307	914	638	455
Capital	161	34	35	32	32	28
Auction sponsorship obligations	3,204	1,074	765	172	180	1,013
Total	$107,737	$95,922	$2,249	$7,220	$850	$1,496

Borrowings
Our borrowings consist of principal amounts due under lines of credit with a group of financial institutions in both our Trading and Collectibles segments (as discussed under the previous section, Financial Condition, Liquidity and Capital Resources), a mortgage note payable for the McGaw building we purchased in late fiscal 2011, and other notes payable and do not include any fair value adjustments or discounts and premiums.
Lease Obligations
Our operating and capital lease obligations represent payments under non-cancellable agreements for rental of office space and equipment.

Auction Sponsorship Fees
We have a commitment to pay for sponsorship fees for various auctions that are held in the future. The fees are based on a minimum set amount plus a percentage of the hammer. The commitment can range from three to ten years.

Derivatives
We manage the value of certain specific assets and liabilities of our trading business, including trading inventories (see Note 12 in the accompanying consolidated financial statements), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of our trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5, 9 and 12 to the accompanying consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the consolidated statements of operations for the years ended June 30, 2012 and 2011 were $39.8 million and $(52.3) million, respectively.
At June 30, 2012 and June 30, 2011, we had the following outstanding purchase and sale commitments commitments:

(in thousands)	June 30, 2012	June 30, 2011

Purchase commitments	392,307	490,814
Sales commitments	(140,823)	(214,371)
Open forward contracts	59,659	123,654
Open futures contracts	244,954	237,333
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2012 are scheduled to settle within 30 days.
We are exposed to the risk of failure of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2012, we believe our risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

* * *

We believe that our current cash and cash equivalents, short-term investments, Trading and Collectibles Credit Facilities, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. On September 25, 2012, upon the consummation of the Securities Purchase Agreement, rights offering and private placement, the net impact to working capital was a use of $25.6 million in cash and cash equivalents. Certain of our foreign subsidiaries have nominal statutory restricted capital requirements. Our liquidity could be impacted by the potential adverse outcomes, if any, relating to its open contingent matters, including an ongoing Internal Revenue Service examination, a foreign tax inspection, certain litigation as described in Item 3, Legal Proceedings.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review our accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could materially differ from our estimates.

Our significant accounting policies are discussed in notes 1 and 2, Basis of Presentation and Summary of Significant Accounting Policies, respectively, of the accompanying notes to Consolidated Financial Statements that are included in Item 8, Consolidated Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. We have reviewed these critical accounting estimates and related disclosures with the Audit Committee of our Board of Directors.

Revenue Recognition

Trading Segment. We record sales of precious metals upon shipment and transfer of title (see further discussion below). We record revenues from our financing activities at the end of the month. Commodity futures and forwards contract transactions are recorded at fair value on the trade dates. Open futures and forwards contracts are reflected in receivables and secured loans, net – trading operations in the consolidated balance sheets as the difference between the original contract values and the market values; or at fair value. The change in unrealized gains (losses) on open contracts from one period to the next is reflected in net (gains) losses on derivative instruments, which is a component of cost of precious metals sold in the consolidated statements of operations. Financing revenue is recorded over the terms of the related receivable and consists of interest and related fees.

We account for our metals and sales contracts using settlement date accounting. Pursuant to such accounting, we recognize the sales or purchases of metals at their settlement dates. During the period between the trade and settlement dates, we have essentially entered into forwards contracts that meet the definition of derivatives in accordance with the Derivatives and Hedging Topic 815 of the ASC. We record the derivatives at the trade date with corresponding unrealized gains (losses) which are reflected in the cost of precious metals sold in the consolidated statements of operations. We adjust the carrying value of the derivatives to fair value on a daily basis until the transactions are settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of operations.

Collectibles Segment. Our Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.

Auction Sales. In our role as auctioneer, we generally function as an agent accepting properties on consignment from our selling clients. We sell properties as an agent of the consignors, billing the buyers for properties purchased, receiving payments from the buyers, and remitting to the consignors the consignors' portion of the buyers' payments after deducting our commissions, expenses, applicable taxes and advances. Our commissions include those earned from the buyers (“buyers' premium revenue”) and those earned from the consignors (“sellers' commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction.

Through September 30, 2010, our Collectibles segment recognized revenue upon the receipt of cash, which generally occurred upon delivery. In the second and third quarters of fiscal 2011, we made a number of operational changes which allowed us to revise the point in time when revenue is recognized for the Collectibles segment. Specifically, our Collectibles segment improved its documentation and policies over customer acceptance, pervasive evidence of an arrangement, fixed or determinable sales prices and reasonable assurance of collectibility, requirements under the Revenue Recognition Topic 605 of the ASC. We currently recognize revenue as follows:

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

For fiscal 2011, our auction revenues and gross margin were positively impacted by approximately $4.0 million due to a change in when we recognize revenue. For fiscal 2011, our wholesale and retail revenues and gross margin were positively impacted by approximately $5.9 million and $384,000, respectively, due to a change in when we recognize revenue. Additionally, our net income and diluted earnings per share were positively impacted by $2.5 million and by $0.08 per share in fiscal 2011, respectively.

We do not provide guarantees with respect to the authenticity of property offered for sale at our live auctions; however we do authenticate the materials sold via our Internet auctions. All property presented for sale at live auction is sold as genuine and as described by us in our auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and us), we refund the purchase price if returned within a specified time period. Historically, returns have not been material and we generally sell large collections on an “as is” basis.

Private Treaty Sales. We engage in private treaty sales of both consigned property and sales of owned inventory to third parties (merchant/dealer relationships and direct to consumer sales). Private treaty sales of consigned property occur when an owner of property arranges with us to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for us, or we may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. We do not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. We recognize private treaty sales of consigned property at an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commissions earned and are recognized upon delivery of property sold, which generally occurs upon cash receipt. We recognize private treaty sales of owned property upon receipt of cash, which generally occurs upon delivery of the property.

Inventories
Trading Inventories
Our Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. Unrealized gains resulting from the differences between market value and cost of physical inventories are included as a reduction of the cost of precious metals sold in the consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as net losses on derivative instruments as a component of cost of precious metals sold in the consolidated statements of operations.

Our Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements. Corresponding obligations are reflected on the consolidated balance sheets as liabilities on borrowed metals. Our Trading segment also protects substantially all of its physical inventories from market risks through commodity hedge transactions.

Our Trading segment's inventories also include amounts for an obligation under a product financing arrangement in which a third party has the option to purchase precious metals at a fixed price. Such agreement allows us to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements. The obligation is stated at the amount required to repurchase the outstanding inventory with adjustments included as components of cost of precious metals sold.

Our Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest based on the value of the metals loaned. Such inventories are removed at the time the customers elect to price and purchase the metals, and we record a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are secured by letters of credit issued by major financial institutions for our benefit or under an all-risk insurance policy in which we are the loss-payee.

Collectibles Inventories
The Collectibles segment's inventories are stated at the lower of cost or management's estimate of net realizable value, and are accounted for under the specific identification method in which the value is calculated based on a detailed physical count of the inventory and the cost on the purchase date. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. We periodically review the age and turnover of our inventory to determine whether any inventory has declined in value, and incur a charge to operations for such declines. We record write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on inventory aging depending on the category and type of inventory (where such percentages are supported by historical experience). If actual market conditions are less favorable than those projected by us and our estimates prove to be inaccurate, additional write-downs or adjustments may be required.

We have agreements with certain suppliers and employees to share the net profits or losses attributable to the sale of specified items of inventory. We determine the selling price of the inventory and act as the principal in these transactions; taking title to the inventory and bearing risk of loss, collection, delivery and return. The cost associated with the profit sharing is reflected in cost of collectibles sold for suppliers and salaries and wages expense for employees in the consolidated statements of operations.

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the principal or most advantageous market on the measurement date. We carry a portion of our assets and liabilities at fair value. The majority of such assets and liabilities are carried at fair value on a recurring basis. In addition, certain assets are carried at fair value on a nonrecurring basis, including goodwill and purchased intangible assets accounted for at fair value that are only subject to fair value adjustments under certain circumstances.

A three-level valuation hierarchy is used to disclose fair value measurements. Instruments classified in levels 1 and 2 of the hierarchy have inputs that are principally based on observable market data and therefore there is less judgment applied in arriving at a fair value measurement. For instruments classified within level 3 of the hierarchy, judgments are more significant. Such judgments include determining the appropriate model to use and assessment of all relevant empirical data in deriving valuation inputs including but not limited to projected future cash flows, discount rates, royalty rates, interest rates, customer attrition rates and foreign exchange rates.

Financial Derivatives

Futures contracts, forward contracts and open purchase and sales commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price. We are exposed to the risk of failure of the counter parties to its derivative contracts. Significant judgment is applied by us when evaluating the fair value implications, if any, resulting from this risk. We regularly review the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2012 and June 30, 2011, we believe our risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

Goodwill and Other Purchased Intangible Assets

We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU 2011-08, we performed a Step 0 assessment on our goodwill, including the goodwill of A-Mark, Teletrade and our European Operations totaling $5.9 million, and determined no impairment was necessary. In the performance of our Step 1 analysis of LLC's goodwill, identified that the net assets of the Step 1 fair value exceeded the carrying value. As such, a Step 2 analysis was not performed. Such assessment incorporated significant forecasted operating assumptions, that if not achieved in the fiscal year ended June 30, 2013, could lead to impairment of the carrying value of LLC's goodwill, which totaled $1.1 million at June 30, 2012.

We utilize the discounted cash flow method to determine the fair value of each of our reporting units, which includes the individual operating entities of the Trading and Collectibles reporting segments. In calculating the implied fair value of the reporting unit's goodwill, the present value of the reporting unit's expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit's expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill.

Estimates critical to these calculations include projected future cash flows, discount rates, royalty rates, customer attrition rates and foreign exchange rates. Imprecision in estimating unobservable market inputs can impact the carrying amount of assets in the balance sheet. Furthermore, while we believe our valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain assets could result in a different estimate of fair value at the reporting date. Refer to note 20 for a further discussion of the methodology and inputs used to arrive at our determination of the goodwill and other purchased intangible assets associated with our purchase transaction and related impairment.

Long-Lived Assets

Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, we compare the carrying value of the asset to our estimate of undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in our strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets.

Stock Based Compensation

We have certain stock option plans that provide for the issuance of options and restricted stock grants to key employees and directors to purchase shares of our common stock. See note 16 of the accompanying notes to Consolidated Financial Statements. We recognize stock-based compensation expense based on the fair value of the stock award on the grant date, net of estimated forfeitures, recognized ratably over the service period of the award.

The fair value of restricted stock grants is based on the quoted market price at the date of grant. The fair value of stock option grants is derived using the Black-Scholes valuation model. The Black-Scholes valuation model requires the input of subjective assumptions including estimating the length of time employees will retain their stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. We review our valuation assumptions at each grant date and, as a result, are likely to change our valuation assumptions used to value employee stock-based awards granted in future periods. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from our current estimates.

Consolidation of Joint Venture

We are able to consolidate the operations of LLC for financial reporting purposes because our wholly-owned subsidiary, B&M, owns a majority of the equity interest and exercises control over the day-to-day management of the joint venture. Under certain extraordinary circumstances, however, the control of the joint venture could be deemed to have transferred to Stack's, the other joint venture partner. In particular, under the terms of the operating agreement of the LLC, if Greg Roberts were to be replaced as CEO of B&M at any time prior to December 31, 2016 without the approval of Stack's, SGI would no longer have financial and operational control and would thus no longer be able to consolidate the operations of LLC for financial reporting purposes.

Income Taxes

We estimate our provision for income taxes in each of the tax jurisdictions in which we conduct business, in accordance with the Income Taxes Topic 740 of the ASC. We compute our annual tax rate based on the statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we earn income. Significant judgment is required in determining our annual tax rate and in evaluating uncertainty in our tax positions. We recognize a benefit for tax positions that we believe will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that we believe has more than a 50% probability of being realized upon settlement. We regularly monitor our tax positions and adjust the amount of recognized tax benefit based on our evaluation of information that has become available since the end of our last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, we do not consider information that has become available after the balance sheet date, but do disclose the effects of new information whenever those effects would be material to our consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. These unrecognized tax benefits are presented in the consolidated balance sheets within deferred and other long-term tax liabilities.

We record valuation allowances to reduce deferred tax assets to the amount that is more likely than not to be realized. When assessing the need for valuation allowances, we consider future taxable income and ongoing prudent and feasible tax planning strategies. Should a change in circumstances lead to a change in judgment about the realizability of deferred tax assets in future years, we would adjust related valuation allowances in the period that the change in circumstances occurs, along with a corresponding increase or charge to income.

Changes in recognized tax benefits and changes in valuation allowances could be material to our results of operations for any period, but is not expected to be material to our consolidated financial position.

We adopted certain provisions of Topic 740 of the ASC which clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes (income tax benefit) in the consolidated statements of operations.

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

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other, which discusses the new Qualitative Assessment Option for testing goodwill impairment. Under this update, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If the assessment results in a more than 50% likelihood that the fair value of a reporting units is less than the carrying amount, then the Company must continue to apply the two-step impairment test. If the fair value exceeds the carrying amount, then neither of the two steps in the current goodwill impairment test are required. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance in the third quarter of fiscal year 2012, as allowed by the early adoption provisions within the guidance. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

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

SPECTRUM GROUP INTERNATIONAL, INC.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Spectrum Group International, Inc.

We have audited the accompanying consolidated balance sheets of Spectrum Group International, Inc. (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the combined financial statements of the European Operations of Spectrum Group International, Inc. (the “European Operations”). Such European Operations comprised approximately $14,877,000 or 3.8% and $17,042,000 or 4.6% of total assets as of June 30, 2012 and 2011, respectively, and $10,843,000 or 0.1% and $9,058,000 or 0.1% of total revenues and $7,959,000 or 13.9% and $7,298,000 or 12.0% of gross profit for the years then ended, respectively. The combined financial statements of the European Operations were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the European Operations, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Spectrum Group International, Inc. as of June 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Costa Mesa, California

September 27, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Spectrum Group International, Inc.

We have audited the combined balance sheets of the European Operations of Spectrum Group International, Inc. (as defined in Note 1, the “Companies”) as of June 30, 2012 and 2011, and the related combined statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years then ended. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Companies included in the European Operations of Spectrum Group International, Inc. as of June 30, 2012 and 2011, and the results of operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fabregas/Mercade

Barcelona, Spain

September 27, 2012

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	June 30,	June 30,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$25,305	$24,181
Short-term investments	—	1,151
Receivables and secured loans, net — trading operations	127,995	93,895
Accounts receivable and consignor advances, net — collectibles operations	27,698	29,647
Inventory, net	158,438	186,111
Prepaid expenses and other assets	3,184	4,091
Deferred tax assets	13,192	2,246
Current assets of discontinued operations	—	228
Total current assets	355,812	341,550
Property and equipment, net	12,223	10,937
Goodwill	7,003	7,026
Other purchased intangibles, net	7,382	8,240
Restricted cash	550	1,121
Income tax receivables	2,637	2,637
Deferred tax assets — non-current	1,207	—
Other assets	1,082	306
Non-current assets of discontinued operations	—	10
Total assets	$387,896	$371,827
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$101,791	$83,867
Liability on borrowed metals	27,076	11,384
Obligation under product financing arrangement	15,576	—
Accrued expenses and other current liabilities	11,967	16,204
Accrued litigation settlement	—	755
Income taxes payable	18,034	2,460
Lines of credit	92,669	134,891
Debt obligations, current portion	154	146
Current liabilities of discontinued operations	—	23
Total current liabilities	267,267	249,730
Deferred and other long term tax liabilities	8,010	11,785
Debt obligations, net of current portion	6,574	6,689
Other long-term liabilities	168	—
Total liabilities	282,019	268,204
Commitments, contingencies and subsequent events
Redeemable non-controlling interest	124	—
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 32,723 and 32,537 at June 30, 2012 and June 30, 2011, respectively	327	325
Additional paid-in capital	242,418	241,917
Accumulated other comprehensive income	6,389	9,867
Accumulated deficit	(156,777)	(160,838)
Total Spectrum Group International, Inc. stockholders’ equity	92,357	91,271
Non-controlling interest	13,396	12,352
Total stockholders’ equity	105,753	103,623
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$387,896	$371,827

See accompanying notes to Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 30, 2012	June 30, 2011
Revenues:
Sales of precious metals	$7,769,792	$6,962,076
Collectibles revenues:
Sales of inventory	174,674	214,738
Auction services	30,364	25,357
Total revenues	7,974,830	7,202,171
Cost of sales:
Cost of precious metals sold	7,742,972	6,932,615
Cost of collectibles sold	167,824	203,941
Auction services expense	6,826	4,859
Total cost of sales	7,917,622	7,141,415
Gross profit	57,208	60,756
Operating expenses:
General and administrative	27,947	22,279
M.F. Global, Inc. loss provision	1,016	—
Salaries and wages	29,733	27,057
Depreciation and amortization	2,050	1,679
Goodwill and intangible asset impairment	—	30
Litigation settlement	—	912
Total operating expenses	60,746	51,957
Operating income (loss)	(3,538)	8,799
Interest and other income (expense):
Interest income	12,727	9,163
Interest expense	(4,940)	(3,653)
Other income (expense), net	988	(1,047)
Unrealized gain (loss) on foreign exchange	4,210	(4,667)
Total interest and other income (expense)	12,985	(204)
Income from continuing operations before provision for income taxes	9,447	8,595
Provision for income taxes	4,500	3,761
Income from continuing operations	4,947	4,834
Income from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	94	31
Net income	5,041	4,865
Less: net income attributable to the non-controlling interests	(979)	(1,091)
Net income attributable to Spectrum Group International, Inc.	$4,062	$3,774
Basic and diluted income per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$0.12	$0.12
Basic - discontinued operations	$—	$—
Diluted - continuing operations	$0.12	$0.11
Diluted - discontinued operations	$—	$—
Basic - net income	$0.12	$0.12
Diluted - net income	$0.12	$0.11
Weighted average shares outstanding
Basic	32,678	32,469
Diluted	32,865	32,725

See accompanying notes to Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests (1)	Total Stockholders’ Equity
Balance June 30, 2010	31,893	$319	$241,615	$3,529	$(164,612)	$80,851	$7,023	$87,874
Comprehensive income:
Net income	—	—	—	—	3,774	3,774	1,091	4,865
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	6,338	—	6,338	—	6,338
Comprehensive income	—	—	—	—	—	10,112	1,091	11,203
Dividend paid to Auctentia	—	—	—	—	—	—	(732)	(732)
Taxes paid in exchange for cancellation of restricted shares	—	—	(180)	—	—	(180)	—	(180)
Share based compensation	—	—	862	—	—	862	—	862
Issuance of common stock for restricted stock grants	643	6	(6)	—	—	—	—	—
Capital contribution received from Stack's LLC	—	—	—	—	—	—	1,470	1,470
Issuance of common stock for option exercises	1	—	3	—	—	3	—	3
Acquisition accounting for the Stack's-Bowers Numismatics, LLC Joint Venture Acquisition	—	—	(376)	—	—	(376)	3,498	3,122
Other	—	—	(1)	—	—	(1)	2	1
Balance, June 30, 2011	32,537	325	241,917	9,867	(160,838)	91,271	12,352	103,623
Comprehensive income:
Net income	—	—	—	—	4,062	4,062	1,050	5,112
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	(3,478)	—	(3,478)	—	(3,478)
Comprehensive income	—	—	—	—	—	584	1,050	1,634
Share based compensation	—	—	542	—	—	542	—	542
Issuance of common stock for restricted stock grants	183	2	(2)	—	—	—	—	—
Exercise of stock options	3	—	5	—	—	5	—	5
Allocation to non-controlling interest	—	—	(45)	—	—	(45)	—	(45)
Final distribution to Winter's Game Bullion non-controlling interest	—	—	—	—	—	—	(6)	(6)
Others	—	—	1	—	(1)	—	—	—
Balance, June 30, 2012	32,723	$327	$242,418	$6,389	$(156,777)	$92,357	$13,396	$105,753

(1) Net income attributable to non-controlling interests for the year ended June 30, 2012 excludes $71,000 relating to redeemable non-controlling interests which are reflected in temporary equity as of June 30, 2012.

See accompanying notes to Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$5,041	$4,865
Income from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	(94)	(31)
Income from continuing operations	4,947	4,834
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	(4,210)	4,667
Depreciation and amortization	2,050	1,679
Impairment of intangible assets	—	30
Provision for bad debts	2,133	22
Provision for inventory reserve	520	166
Share based compensation	542	862
Legal settlement	—	912
Loss on abandonment of property and equipment	401	—
Changes in assets and liabilities:
Receivables and secured loans	(35,116)	(50,864)
Accounts receivable and consignor advances	(4)	(23,327)
Inventory	27,111	(48,162)
Prepaid expenses and other assets	217	(2,372)
Liabilities on borrowed metals	15,692	(29,457)
Accounts payable, consignor payables, accrued expenses and other liabilities	14,556	57,953
Income taxes receivable/payable	16,395	3,170
Deferred taxes and other long-term tax liabilities	(14,549)	294
Accrued litigation settlement	(755)	(2,854)
Net cash provided by (used in) operating activities — continuing operations	29,930	(82,447)
Net cash provided by (used in) operating activities — discontinued operations	109	(1,026)
Net cash provided by (used in) operating activities	30,039	(83,473)
Cash flows from investing activities:
Capital expenditures for property and equipment	(2,983)	(797)
Purchase of McGaw building	—	(725)
Cash paid for acquisition, net of cash received	—	(3,250)
Maturity of short term investments	1,072	6,093
Change in restricted cash	571	(1,121)
Disposition of Greg Martin Auctions, Inc.	109	125
Net cash provided by (used in) investing activities — continuing operations	(1,231)	325
Net cash used in investing activities — discontinued operations	(109)	—
Net cash provided by (used in) investing activities	(1,340)	325
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	(42,222)	86,300
Repayments on notes payable	(107)	—
Obligation under product financing arrangement	15,576	—
Taxes paid on behalf of employees with respect to vesting of restricted shares	—	(180)
Contribution from non-controlling interest	150	1,470
Distributions paid to non-controlling interest	(6)	—
Dividends paid to non-controlling interest	—	(3,232)
Proceeds from exercise of stock options	5	3
Net cash provided by (used in) financing activities — continuing operations	(26,604)	84,361
Net cash provided by (used in) financing activities — discontinued operations	—	—
Net cash provided by (used in) financing activities	(26,604)	84,361
Effects of exchange rate changes on cash	(971)	648
Net increase in cash and cash equivalents	1,124	1,861
Cash and cash equivalents, beginning of period	24,181	22,320
Cash and cash equivalents, end of period	$25,305	$24,181
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$4,530	$3,064
Income taxes	$2,898	$927
Non-cash investing and financing activities:
Assumption of loan in the McGaw building purchase	$—	$6,525
Accrued purchase consideration	$—	$302
Sale of Greg Martin Auctions, Inc.	$—	$200
Acquisition of Stack's Bowers Numismatics, LLC	$—	$3,498
See accompanying notes to Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements reflect the financial condition, results of operations, and cash flows of Spectrum Group International, Inc. and its subsidiaries (the “Company” or “SGI”), and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company conducts its operations in two reportable segments: Trading and Collectibles. Each of these reportable segments represent an aggregation of operating segments that meet the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”).
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. At June 30, 2012, the Company owned 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI was owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. En Liquidacion (“Afinsa”), which, together with Auctentia, owned approximately 57% of the Company's outstanding common stock at June 30, 2012.

On September 25, 2012, the Company purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock (Note 21), as a result of which the combined holdings of Afinsa and Auctentia were reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, the Company repurchased all of Auctentia's interest in Spectrum PMI, Inc.

Through its subsidiary Collateral Finance Corporation (“CFC”), a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins collateral to coin dealers, collectors and investors.

Collectibles Segment

The Company's collectibles business operates as an integrated network of global companies concentrating on numismatic (coins and currencies and rare and fine vintage wines. Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions, and engages in retail sales. Until the first quarter of fiscal 2013, when the Company sold its Stamps division, it also was an auctioneer and merchant/dealer of philatelic materials.
European Operations
The European Operations (the “European Operations”) comprise nine European companies in the Collectibles segment, each of which is wholly-owned by the Company. At June 30, 2012, the European Operations were primarily engaged in the sale of philatelic materials by auction.

Discontinued Operations
Greg Martin Auctions, Inc.
Through January 2011, the Company's wholly owned subsidiary, Greg Martin Auctions, Inc. (“GMA”), operated as an auction house offering antique guns, and armor. On December 1, 2010, the Company executed an agreement to sell certain assets of GMA to a third party for $325,000. The transaction closed on January 31, 2011.
GMA generated revenue of $12,000 and $1.3 million for the years ended June 30, 2012 and 2011. See Note 3 for further information.
Reclassifications
Certain previously reported amounts have been reclassified to conform to the 2012 consolidated financial statement presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its wholly- and majority-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

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

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk vary based on the business segment. Both segments are subject to the risks associated with holding cash and cash equivalents. Cash and cash equivalents are maintained with several financial institutions and, at times, balances may exceed federally insured limits. All of the Company's non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning in calendar 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits.

Concentrations specific to the Company's business segments are as follows:

Trading Segment
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

Collectibles Segment
The Company may extend trade credit and release goods sold to the purchasers prior to the receipt of payments in connection with auction sales or private treaty sales. In addition, the Company may extend advances to consignors on collectibles inventory held for future auctions. The Company evaluates each customer's creditworthiness at period-end and specifically identifies trade receivables and consignor advances for risk of loss based on analysis of several factors including a specific review of the collectability of customer accounts, historical collection experience, current economic and business conditions, and aging of accounts, and provides an allowance for the portion of receivables or advances for which collection is doubtful. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become known. The Company charges off uncollectible receivables and advances when management deems it appropriate based upon analysis of each account.

In limited situations, trade credit is extended in the sale of consigned products. When consigned goods are delivered to purchasers prior to the receipt of payments, the Company may be deemed to have assumed risk of loss associated with the trade credit, and the responsibility of collections from the purchasers. Losses to date under these situations have not been material. The terms and provisions of the Company's auctions and consignment agreements do not require the Company to extend such credit and generally obligate the Company to pay the consignors only after the Company has received payments from the purchasers.

Cash Equivalents
The Company considers all highly liquid investments with remaining maturities of three months or less, when purchased, to be cash equivalents.

Restricted Cash
During the fourth quarter of fiscal 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1,121,000 of cash in escrow consisting of $768,000 for building improvements and a leasing reserve totaling $353,000. As of June 30, 2012, the Company had remaining restricted cash of $550,000, consisting of $250,000 for building improvements and $300,000 for leasing reserve. During the year ended June 30, 2012, the Company spent $500,000 and added $32,000 of restricted cash for building improvements.

Short-Term Investments
Short-term investments represent uninsured bank notes with maturities greater than 90 days held by the Company's European Operations. The Company's short-term investments are carried at lower of cost or market.

Inventories
Trading Inventories
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal (Note 6). Unrealized gains resulting from the differences between market value and cost of physical inventories are included as a reduction of the cost of precious metals sold in the consolidated statements of operations. Such gains are generally offset by the results of hedging transactions, which have been reflected as net losses on derivative instruments as a component of cost of precious metals sold in the consolidated statements of operations.

The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements. Corresponding obligations are reflected on the consolidated balance sheets as liabilities on borrowed metals. The Trading segment also protects substantially all of its physical inventories from market risks through commodity hedge transactions (Note 12).

The Trading segment's inventories also include amounts for an obligation under a product financing arrangement (Note 11).

The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest based on the value of the metals loaned. Such inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

Collectibles Inventories
The Collectibles segment's inventories are stated at the lower of cost or management's estimate of net realizable value, and are accounted for under the specific identification method in which the value is calculated based on a detailed physical count of the inventory and the cost on the purchase date. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company periodically reviews the age and turnover of its inventory to determine whether any inventory has declined in value, and incurs a charge to operations for such declines. The Company records write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on inventory aging depending on the category and type of inventory (where such percentages are supported by historical experience). If actual market conditions are less favorable than those projected by management and the Company's estimates prove to be inaccurate, additional write-downs or adjustments may be required.

The Company has agreements with certain suppliers and employees to share the net profits or losses attributable to the sale of specified items of inventory. The Company determines the selling price of the inventory and acts as the principal in these transactions; taking title to the inventory and bearing risk of loss, collection, delivery and return. The cost associated with the profit sharing is reflected in cost of collectibles sold for suppliers and salaries and wages expense for employees in the consolidated statements of operations.

Derivative Financial Instruments
The Company's trading operations enter into a variety of transactions that are accounted for under the Derivatives and Hedging Topic 815 of the ASC. These transactions consist primarily of precious metals forwards and futures contracts. The derivative instruments do not qualify for hedge accounting and accordingly are marked to market value through current earnings. See further discussion of derivative financial instruments in Note 12.

Property and Equipment
Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of the assets or, when applicable, the life of the lease, whichever is shorter. The following are the estimated useful lives of property and equipment:

Asset Category	Estimated Useful Life
Equipment and vehicles	3 – 10 years
Furniture and fixtures and leasehold improvements	3 – 20 years
Software	3 – 5 years
Building	40 years
Building improvements	20 – 40 years

Goodwill and Other Purchased Intangible Assets
Goodwill and other indefinite life intangibles are evaluated for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, management determines that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test includes comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount.

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

During the fiscal year ended June 30, 2012, the Company recorded no impairment charges. During the fiscal year ended June 30, 2011, H.R. Harmer Nutmeg Auctions (Philatelic) recorded a trademark impairment charge of $30,000. There were no other impairment charges to the Company's goodwill and purchased intangibles during the fiscal year ended June 30, 2011. The Company had recorded these impairment charges primarily due to the operating loss incurred in that business and management's evaluation of economic conditions and projected future performance in the Collectibles businesses.

Other purchased intangible assets primarily consist of the value of customer relationships, non-compete agreements and trademarks, including new customer relationships, tradename and favorable lease intangible assets acquired in the Company's acquisition of Stack's-Bowers Numismatics, LLC (“LLC”) during the fiscal year ended June 30, 2011 (Note 20). Amortizable intangible assets are primarily being amortized on a basis that approximates economic use, over periods ranging from four to fifteen years.

Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the years ended June 30, 2012 and 2011, no impairment of long-lived assets was identified.

Consolidated Joint Ventures
The Company includes in its consolidated financial statements the results of operations and financial position of various joint ventures which are variable interest entities in which the Company or its wholly-owned subsidiaries are the primary beneficiaries (Note 14). The joint ventures include Calzona Ventures, LLC (“Calzona”) and the recently dissolved Winter Games Bullion Ventures, LLC (“WGBV”).

In determining that the Company or its subsidiaries is the primary beneficiary, the Company evaluated both qualitative and quantitative considerations of the VIE, including, among other things, its capital structure, terms of contracts between the Company and its subsidiaries and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE.

Consignor Advances and Payables
Consignor advances are cash advances on inventory consigned from a third party for sale by the Company at a later date at which time the advance will be deducted from the proceeds due to the consignors. Consignor advances are short-term in duration and are typically bear interest at prevailing rates. Consignor payables represent amounts due to consignors for the sale of their inventory by the Company. Such amounts do not bear interest.

Accrued Compensation
Accrued compensation expenses, including incentive-based compensation, was $5.7 million and $8.5 million at June 30, 2012 and 2011, respectively, and are reflected in accrued expenses and other current liabilities.

Fair Value Measurements
Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the principal or most advantageous market on the measurement date. The Company carries a portion of its assets and liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic 820 of the ASC (Note 19). The majority of such assets and liabilities are carried at fair value on a recurring basis. In addition, certain assets are carried at fair value on a nonrecurring basis, including goodwill and purchased intangible assets accounted for at fair value that are only subject to fair value adjustments under certain circumstances.

A three-level valuation hierarchy is used to disclose fair value measurements. Instruments classified in levels 1 and 2 of the hierarchy have inputs that are principally based on observable market data and therefore there is less judgment applied in arriving at a fair value measurement. For instruments classified within level 3 of the hierarchy, judgments are more significant. Such judgments include determining the appropriate model to use and assessment of all relevant empirical data in deriving valuation inputs including but not limited to projected future cash flows, discount rates, royalty rates, interest rates, customer attrition rates and foreign exchange rates.

Fair Value of Financial Instruments
The carrying amounts of certain financial instruments approximate fair value as of June 30, 2012 and 2011, because of their short-term nature. Such financial instruments include cash and cash equivalents, restricted cash, trade receivables and secured loans, accounts receivable and consignor advances, trade accounts payable, consignor payables, product financing arrangements and other payables. The carrying amounts of lines of credit, mortgage and other notes payable approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

Revenue Recognition
Trading Segment
The Company records sales of precious metals upon shipment and transfer of title (see further discussion below). The Company records revenues from its financing activities at the end of the month. Commodity futures and forwards contract transactions are recorded at fair value on the trade dates. Open futures and forwards contracts are reflected in accounts payable and consignor payables in the consolidated balance sheets at the difference between the original contract values and the market values; or at fair value. The change in unrealized gains (losses) on open contracts from one period to the next is reflected in net (gains) losses on derivative instruments, which is a component of cost of precious metals sold in the consolidated statements of operations. Financing revenue is recorded over the terms of the related receivables and consists of interest and related fees.

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivatives at the trade date with corresponding unrealized gains or losses which are reflected in the cost of precious metals sold in the consolidated statements of operations. The Company adjusts the carrying value of the derivatives to fair value on a daily basis until the transactions are settled. Sales which are physically settled are recognized at the gross amount in the consolidated statements of operations.

Collectibles Segment
The Company's Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.

Auction Sales
In its role as auctioneer, the Company generally functions as an agent accepting properties on consignment from its selling clients. The Company sells properties as an agent of the consignors, billing the buyers for properties purchased, receiving payments from the buyers, and remitting to the consignors their portion of the buyers' payments after deducting the Company's commissions, expenses, applicable taxes and advances. The Company's commissions include those earned from the buyers (“buyers' premium revenue”) and those earned from the consignors (“sellers' commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction. The Company recognizes revenues, in the manner discussed in the following paragraph, from the buyers' premiums and sellers' commissions upon delivery of property sold at auction for owned property and at the close of the auction for consigned property. Commissions earned for the years ended June 30, 2012 and 2011, totaled $30.4 million and $25.4 million, respectively.

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

1.
Effective January 1, 2011, for auctions of consigned product, revenue is recognized upon delivery of the related service elements. The first service element in the auction of consigned product consists of cataloging, appraising, preparation and performance of the auction. Revenue related to this element is recognized upon completion of the auction. The second service element relates to the processing, packaging and delivery of the consigned product and the collection of the sales consideration on behalf of the consignor. Revenue related to this element is recognized upon cash receipt from the purchaser, and coincides with delivery of the consigned product to the purchaser. Since each delivered service element has standalone value to the customer and delivery or performance of any undelivered service elements is probable, revenue is allocated to each separate unit of accounting based on the relative selling price of the element as a result of the lack of reliable vendor specific objective evidence or third-party evidence of the selling price. Significant inputs in determining the selling price of each service element included time employees spent working on these elements and their cost plus a markup.

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

For fiscal 2011, our auction revenues and gross margin were positively impacted by approximately $4.0 million due to a change in when we recognize revenue. For fiscal 2011, our wholesale and retail revenues and gross margin were positively impacted by approximately $5.9 million and $384,000, respectively, due to a change in when we recognize revenue. Additionally, our net income and diluted earnings per share were positively impacted by $2.5 million and by $0.08 per share in fiscal 2011, respectively.

The Company does not provide guarantees with respect to the authenticity of property offered for sale at its live auctions; however it does authenticate the materials sold via its Internet auctions. All property presented for sale at live auction is sold as genuine and as described by the Company in its auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and the Company), the Company refunds the purchase price if returned within a specified time period. Historically, returns have not been material and the Company generally sells large collections on an “as is” basis.

Private Treaty Sales
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

The Company records the differences between market values and trade values of the underlying commodity contracts as a derivative asset or liability, as well as recording unrealized gains or losses on derivative instruments in the consolidated statements of operations. During the year ended June 30, 2012, the Company recorded net unrealized losses on open futures commodity and forwards contracts and open purchase and sale commitments of $35.8 million, and net realized gains on future commodity contracts of $75.5 million. During the year ended June 30, 2011, the Company recorded net unrealized losses on open futures commodity and forwards contracts and open purchase and sale commitments of $8.7 million and net realized losses on futures commodity contracts of $43.6 million.

Foreign Currency Translation
Assets and liabilities denominated in foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Statements of operations accounts are translated at the average exchange rates during the year. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive income, a component of stockholders' equity. Gains and losses resulting from other foreign currency transactions are included in interest and other income (expense) in the consolidated statements of operations. For the years ended June 30, 2012 and 2011, the Company recognized unrealized gains (losses) of $4.2 million and $(4.7) million, respectively, on foreign exchange in the consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $31.2 million and $32.3 million at June 30, 2012 and 2011, owed by SGI to certain of its subsidiaries included in its European Operations.
Comprehensive Income (Loss)
The components of the Company's comprehensive income (loss) primarily include net income (loss) and certain other items that are recorded directly to stockholders' equity such as foreign currency translation adjustments, net of tax.

The following is our comprehensive income (loss), net of tax, for the years ended June 30, 2012 and 2011:

	Year Ended
in thousands	June 30, 2012	June 30, 2011

Net income	$5,041	$4,865
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment gain (loss), net of tax	(3,478)	6,338
Other comprehensive income (loss)	(3,478)	6,338
Subtotal	1,563	11,203
Less: Total comprehensive income attributable to non-controlling interests	(979)	(1,091)
Total comprehensive income attributable to Spectrum Group International, Inc.	$584	$10,112

Stock Based Compensation
SGI has equity plans that provide for the award of restricted stock, stock options and other equity grants to officers, employees, non-employee directors and consultants (Note 16). The Company recognizes stock-based compensation expense in accordance with ASC Topic 718, Stock Compensation, based on the fair value of the stock award on the grant date, net of estimated forfeitures, recognized ratably over the service period of the award. The fair value of restricted stock grants is based on the quoted market price at the date of grant. The fair value of stock option grants is calculated using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under Topic 718 of the ASC. The Black-Scholes valuation model requires the input of subjective assumptions including estimating the length of time employees will retain their stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term, and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of stock-based compensation and, consequently, the related amount recognized as an expense on the consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company's current estimates.

Marketing
Marketing, advertising and promotion costs are expensed as incurred. Marketing, advertising and promotion expenses were $3.6 million and $3.5 million, respectively, for the years ended June 30, 2012 and 2011.

Shipping and Handling
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $5.8 million and $6.6 million for the years ended June 30, 2012 and 2011, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Income Taxes
The Company estimates its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The total unrecognized tax benefit is $27.1 million; $6.6 million of this amount is presented as an accrued liability in the consolidated balance sheet as of June 30, 2012 and is presented within deferred and other long-term tax liabilities.
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
The Company adopted certain provisions of Topic 740 of the ASC which clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. Topic 740 prescribes a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes (income tax benefit) in the consolidated statements of operations.

Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share utilizing the treasury stock method, adjusts the weighted average number of common shares for common stock issuable upon exercise of stock options and other commitments to issue common stock in periods in which they have a dilutive effect, and when the stock award's exercise price is lower than the Company's average share price for the period. For the years ended June 30, 2012 and 2011, basic and diluted earnings per share include the impact of vested but unissued restricted stock of 90,648 and 100,946, respectively.
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the year ended June 30, 2012, the Company excluded options to purchase 420,500 shares of common stock, 37,500 SARS, and 150,000 unvested restricted stock units where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the year ended June 30, 2011, the Company excluded options to purchase 418,750 shares of common stock, 37,500 SARS, and 150,000 unvested restricted stock units where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at June 30, 2012 and 2011.
A reconciliation of basic and diluted shares is as follows:

	Year Ended
in thousands	June 30, 2012	June 30, 2011

Basic weighted average shares outstanding (1)	32,678	32,469
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	187	256
Diluted weighted average shares outstanding	32,865	32,725

(1)	Basic weighted average shares outstanding includes the effect of vested but unissued restricted stock grants (see note 16).

Recent Accounting Pronouncements
In July 2012, the FASB issued Accounting Standards Updated No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this update permit the Company to assess qualitative factors when testing indefinite-lived intangible assets for impairment and, if based on that assessment, the Company determines that it is not more likely than not that the asset is impaired, the Company will have an option not to calculate the fair value of an indefinite-lived asset annually. These amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012. The adoption of the accounting principles in these updates did not have a material impact on the Company's consolidated financial position or results of operations.

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

In August 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles - Goodwill and Other, which discusses the new Qualitative Assessment Option for testing goodwill impairment. Under this update, the Company may first assess qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. If the assessment results in a more than 50% likelihood that the fair value of a reporting units is less than the carrying amount, then the Company must continue to apply the two-step impairment test. If the fair value exceeds the carrying amount, then neither of the two steps in the current goodwill impairment test are required. This guidance is effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance in the third quarter of fiscal year 2012, as allowed by the early adoption provisions within the guidance. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement, which discusses the change in wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendment aims to clarify the board's intent about the application of existing fair value measurement and disclosure requirements, including the explicit disclosure of quantitative information about unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. In addition, this amendment changes a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including expanded disclosures about valuation processes used in Level 3 fair value measurements and their sensitivity to changes in unobservable inputs, and the categorization by level of the fair value hierarchy of items not measured at fair value in the statement of financial position but for which fair value is otherwise required to be disclosed. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

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

3. DISCONTINUED OPERATIONS

On December 1, 2010, the Company executed an agreement to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. ("GMA") for $325,000. The Company recorded an expense of $262,570 to write the net assets down to their net realizable value at December 31, 2010. The transaction closed on January 31, 2011. In December 2011, the Company liquidated the remaining assets and liabilities of GMA. In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of GMA are now presented in the consolidated financial statements as discontinued operations.

The table below presents GMA's assets and liabilities as of June 30, 2012 and June 30, 2011:

Assets and liabilities of GMA discontinued operations:

in thousands	June 30, 2012	June 30, 2011
Assets
Current assets:
Inventory, net	$—	$28
Prepaid expenses and other assets	—	200
Total current assets	—	228
Other assets	—	10
Total assets	$—	$238
Liabilities
Accounts payable and consignor payables	$—	$23
Total liabilities	$—	$23

The following results of operations of GMA have been presented as discontinued operations in the consolidated statements of operations. In July 2011, the Company received $255,000 from GMA's buyer to finalize the transaction. As a result of finalizing this transaction, GMA recognized a gain of $55,000.

Operating results of GMA discontinued operations:

	Year Ended
in thousands	June 30, 2012	June 30, 2011
Revenues	$12	$1,253
Income (loss) from discontinued operations:
Gain on sales of assets, net of taxes	$—	$143
Income (loss) from discontinued operations, excluding taxes and gain on sales of assets	94	(1,257)
Income tax benefit	—	1,145
Income from discontinued operations	$94	$31

4.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the years ended June 30, 2012 and 2011 are listed below:

	Year Ended
	June 30, 2012		June 30, 2011

in thousands	Amount	Percent	Amount	Percent
Total Trading segment revenue	$7,769,792	100.0%	$6,962,076	100.0%
Trading segment customer concentrations
Customer A	$1,796,016	23.1%	$1,661,898	23.9%
Customer B	399,722	5.1%	732,017	10.5%
Customer C	1,305,876	16.8%	573,852	8.2%
Total	$3,501,614	45.0%	$2,967,767	42.6%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $39.2 million and $32.9 million of secured loans as of June 30, 2012 and 2011, respectively, are listed below:

	June 30, 2012		June 30, 2011

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$86,537	100.0%	$58,287	100.0%
Trading segment customer concentrations
Customer A	$241	0.3%	$9,300	16.0%
Customer D	55,803	64.5	10,368	17.8
Total	$56,044	64.8%	$19,668	33.8%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of June 30, 2012 and 2011, respectively, are listed below:

	June 30, 2012		June 30, 2011

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$39,201	100.0%	$32,888	100.0%
Trading segment customer concentrations
Customer E	$8,539	21.8%	$6,789	20.6%
Customer F	6,707	17.1	6,295	19.2
Total	$15,246	38.9%	$13,084	39.8%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the years ended June 30, 2012 and 2011 and as of June 30, 2012 and 2011, the Collectibles segment had no reportable concentrations.

5.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of June 30, 2012 and June 30, 2011:

in thousands	June 30, 2012	June 30, 2011

Customer trade receivables	$58,518	$14,679
Wholesale trade advances	15,456	19,369
Secured loans	39,201	32,888
Due from M.F. Global, Inc. trustee	5,692	—
Due from other brokers and other	6,871	24,239
Subtotal	125,738	91,175
Less: allowance for doubtful accounts	(102)	(102)
Less: M.F. Global, Inc. trustee reserve	(1,016)	—
Subtotal	124,620	91,073
Derivative assets — futures contracts	3,375	2,822
Receivables and secured loans, net — trading operations	$127,995	$93,895
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of June 30, 2012 and June 30, 2011, the loans carried average effective interest rates of 9.2% and 8.8%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
Until October 31, 2011, A-Mark maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). A-Mark used this account to enter into future transactions to hedge the risk related to its positions with counterparties and physical inventories. MFGI filed for bankruptcy protection on October 31, 2011. At the time MFGI filed for bankruptcy, A-Mark had $20.3 million in funds held at MFGI of which $14.6 million, or 72%, of A Mark's MFGI Equity was returned to A-Mark in December 2011 pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million. In September 2012, A-Mark received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI (Note 21). There have been press reports of shortfalls in the segregated customer accounts at MFGI. The Company estimates that $1.0 million may become uncollectible and as such has recorded a reserve for this potential loss as of June 30, 2012. The Company believes the MFGI trustee will settle the outstanding receivable with A-Mark shortly and as such the Company classified this receivable as a current asset.
The Company's derivative liabilities (see Note 12) represent the net fair value of the difference between market value and trade value at trade date for open metals purchases and sales contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. The Company's derivative assets represent the net fair value of open metals forwards and futures contracts. The metals forwards and futures contracts are settled at the contract settlement date.
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of June 30, 2012 and June 30, 2011:

in thousands	June 30, 2012	June 30, 2011

Auction and trade	$28,510	$29,310
Derivative assets — future contracts	98	—
Due from brokers	368	741
Subtotal	28,976	30,051
Less: allowance for doubtful accounts	(1,278)	(404)
Accounts receivable and consignor advances, net — collectibles operations	$27,698	$29,647
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2012 and June 30, 2011 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments for the years ended June 30, 2012 and 2011 are as follows:

in thousands	June 30, 2012	June 30, 2011

Beginning balance	$(506)	$(485)
Provision for losses	(2,133)	(22)
Charge-offs to reserve	152	69
Foreign currency exchange rate changes	91	(68)
Ending balance	$(2,396)	$(506)

Credit Quality of Financing Receivables and Allowance for Credit Losses
The Company adopted the accounting guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses during the year ended June 30, 2012. This guidance requires information to be disclosed at disaggregated levels, defined as portfolio segments and classes.
The Company applies a systematic methodology to determine the allowance for credit losses for finance receivables. Based upon the Company's analysis of credit losses and risk factors, secured commercial loans are its sole portfolio segment. This is due to the fact that all loans are very similar in terms of secured material, method of initial and ongoing collateral value determination and assessment of loan to value determination. Typically, the Company's finance receivables within its portfolio have similar credit risk profiles and methods for assessing and monitoring credit risk.
The Company further evaluated its portfolio segments by the class of finance receivables, which is defined as a level of information in which the finance receivables have the same initial measurement attribute and a similar method for assessing and monitoring credit risk. As a result, the Company determined that the secured commercial loans portfolio segment has two classes of receivables, those secured by bullion and those secured by collectibles.
The Company's classes, which align with management reporting, are as follows:

in thousands	June 30, 2012		June 30, 2011

Bullion	$12,991	33.1%	$9,965	30.3%
Collectibles	26,210	66.9%	22,923	69.7%
Total	$39,201	100.0%	$32,888	100.0%

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
There were no impaired loans as of June 30, 2012 and June 30, 2011.
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
There were no non-performing loans as of June 30, 2012 and June 30, 2011.
Further information about the Company credit quality indicator includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	June 30, 2012		June 30, 2011

Loan-to-value of 75% or more	$9,914	25.3%	$6,740	20.5%
Loan-to-value of less than 75%	29,287	74.7%	26,148	79.5%
Total	$39,201	100.0%	$32,888	100.0%

No loans have a loan-to-value in excess of 100% at June 30, 2012 and June 30, 2011.

6.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of June 30, 2012 and June 30, 2011 was $1.8 million and $0.4 million, respectively. For the years ended June 30, 2012 and 2011, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $(2.1) million and $6.0 million, respectively. These unrealized gains(losses) are included as a reduction of the cost of products sold in the accompanying consolidated statements of operations. Such gains (losses) are generally offset by the results of hedging transactions, which have been reflected as a net gain(loss) on derivative instruments, which is a component of cost of precious metals sold in the consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements of $27.1 million and $11.4 million as of June 30, 2012 and 2011, respectively. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 12).
The Trading segment's inventories also include amounts for obligation under a product financing arrangement totaling $15.6 million and $0.0 million as of June 30, 2012 and June 30, 2011 respectively (See Note 11).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2012 and June 30, 2011 totaled $21.9 million and $37.7 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of June 30, 2012 and June 30, 2011 consisted of the following:

in thousands	June 30, 2012	June 30, 2011

Trading segment inventory	$136,533	$157,631
Less: provision for loss	—	—
Trading, net	$136,533	$157,631
Collectibles segment inventory	$22,688	$29,353
Less: provision for loss	(783)	(873)
Collectibles, net	$21,905	$28,480
Total inventory, gross	$159,221	$186,984
Less: provision for loss	(783)	(873)
Net inventory	$158,438	$186,111

Activity in the allowance for inventory loss reserves for the years ended June 30, 2012 and 2011 are as follows:

	Year Ended
in thousands	June 30, 2012	June 30, 2011

Beginning balance	$(873)	$(1,264)
Provision for loss	(520)	(166)
Charge-offs to reserve	590	497
Foreign currency exchange rate changes	20	60
Ending balance	$(783)	$(873)

7.     PROPERTY AND EQUIPMENT

The Company's property and equipment as of June 30, 2012 and June 30, 2011, are as follows:

in thousands	June 30, 2012	June 30, 2011
Equipment	$1,845	$2,255
Furniture and fixtures	1,591	1,767
Vehicles	255	254
Software	2,139	1,780
Leasehold improvements	1,489	2,043
Building	3,296	3,296
Building improvements	1,259	—
Land	3,954	3,954
Total property and equipment	15,828	15,349
Less: accumulated depreciation and amortization	(3,605)	(4,412)
Property and equipment, net	$12,223	$10,937

Depreciation and amortization of property and equipment for the years ended June 30, 2012 and 2011, was approximately $1.2 million and $1.1 million respectively.

During fiscal 2012, the Company disposed of some property and equipment resulting in a net loss of $401,000 which was reflected as a component of other income (expense), net. During fiscal 2011, the Company had no gain or loss on disposal of property and equipment.

8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The changes in the carrying values of goodwill by business segment for the years ended June 30, 2012 and 2011 are described below:

in thousands	Trading	Collectibles	Total
Balance as of June 30, 2010
Goodwill	$4,884	$5,321	$10,205
Accumulated impairment losses	—	(4,263)	(4,263)
	4,884	1,058	5,942
Goodwill acquired during the year	—	1,072	1,072
Adjustment to goodwill due to foreign currency exchange rate changes	—	12	12
Balance as of June 30, 2011
Goodwill	4,884	6,405	11,289
Accumulated impairment losses	—	(4,263)	(4,263)
	4,884	2,142	7,026
Adjustment to goodwill due to foreign currency exchange rate changes	—	(23)	(23)
Balance as of June 30, 2012
Goodwill	4,884	6,382	11,266
Accumulated impairment losses	—	(4,263)	(4,263)
	$4,884	$2,119	$7,003
Cumulative goodwill impairment totaled $4.3 million as of June 30, 2012 and June 30, 2011. Please see note below regarding increases in goodwill related to the acquisition of Stack's, LLC (“Stack's”). Changes in goodwill were related to acquisitions and foreign currency translation adjustments within the European operations.

Other Purchased Intangible Assets
The carrying value of other purchased intangibles as of June 30, 2012 and June 30, 2011 is as described below:

		June 30, 2012				June 30, 2011

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,562	$—	$(798)	$2,764	$3,575	$—	$(798)	$2,777
Customer lists	5 - 15	9,205	(4,196)	(419)	4,590	9,205	(3,366)	(419)	5,420
Non-compete and other	4	2,321	(2,293)	—	28	2,321	(2,278)	—	43
Purchased intangibles subject to amortization		11,526	(6,489)	(419)	4,618	11,526	(5,644)	(419)	5,463
		$15,088	$(6,489)	$(1,217)	$7,382	$15,101	$(5,644)	$(1,217)	$8,240

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the year ended June 30, 2012 and 2011 was $845,000 and $547,000, respectively. On November 23, 2010, Bowers and Merena Auctions, LLC (“B&M”) purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists.
On January 3, 2011, B&M formed LLC, a Delaware limited liability company with Stack's, a Delaware limited liability company (See Note 20). The results of operations of LLC from January 1, 2011 through June 30, 2011 have been included in the Company's consolidated statements of operations for the year ended June 30, 2011.
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,
2013	$852
2014	696
2015	580
2016	531
2017	492
Thereafter	1,467
Total	$4,618

9.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable and consignor payables consists of the following:

in thousands	June 30, 2012	June 30, 2011

Trade payable to customers and consignor payables	$18,859	$19,198
Advances from customers	21,368	25,492
Net liability on margin accounts	14,842	28,886
Other accounts payable	464	330
Derivative liabilities — open purchases and sales commitments	45,932	7,897
Derivative liabilities — forward contracts	326	2,064
	$101,791	$83,867

10.	INCOME TAXES

Income from continuing operations before provision for income taxes is shown below:

	Year ended
in thousands	June 30, 2012	June 30, 2011
U.S.	$7,778	$6,369
Foreign	1,669	2,226
Income from continuing operations before provision for income taxes	$9,447	$8,595

The income tax provision/(benefit) attributable to continuing operations included the following for the years ended June 30, 2012 and 2011:

	Year ended
in thousands	June 30, 2012	June 30, 2011
Current:
Federal	$15,628	$2,402
State	3,251	777
Foreign	167	306
Total current tax provision/(benefit)	19,046	3,485
Deferred:
Federal	(11,654)	(1,415)
State	(2,898)	1,552
Foreign	6	139
Total deferred tax provision/(benefit)	(14,546)	276
Income tax provision/(benefit)	$4,500	$3,761

The non-current income tax receivable of $2.6 million represents a $1.2 million carry-back claim for the 2007 taxable year, a $1.6 million carry-back claim for the 2008 taxable year, and alternative minimum tax liability of $145,000 related to the 2010 taxable year. Management intends to effect the filing of such claims upon completion of the Internal Revenue Service (IRS) examination (discussed below).

Deferred income taxes are provided for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following as of June 30, 2012 and June 30, 2011:

in thousands	June 30, 2012	June 30, 2011
Deferred tax assets:
Inventories	$409	$494
Unrealized losses on open purchase and sale contracts	18,503	3,954
Unrealized gain on foreign exchange	—	545
Stock-based compensation	151	103
Intangible assets	—	240
Accrued compensation	359	388
Legal settlement	—	301
Net operating loss carry-forwards	4,120	4,098
Foreign tax credit carry-forwards	5,050	5,351
State tax accrual	2,700	562
Investment in partnership	1,781	1,462
Other	709	239
Total deferred tax assets	33,782	17,737
Less: valuation allowances	(8,834)	(8,552)
Net deferred tax assets after valuation allowances	24,948	9,185
Deferred tax liabilities:
Accrued interest	641	1,410
Fixed assets	665	9
Inventories	1,866	3,605
Unrealized gains on futures	1,358	1,124
Intangible assets	262	—
Unrepatriated foreign earnings	1,616	243
Withholding tax on foreign earnings	1,221	1,221
Unrealized loss on foreign exchange	1,156	—
Unrealized foreign exchange translation adjustment	1,764	3,559
Other	—	34
Total deferred tax liabilities	10,549	11,205
Net deferred tax assets (liabilities)	$14,399	$(2,020)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the year ended June 30, 2012, management concluded that, with the exception of foreign tax credits which require foreign source income to be reported in the US, Spanish net operating losses, and certain state net operating loss carryforwards, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, the Company's valuation allowance increased by approximately $282,000 and decreased $4.2 million during the years ended June 30, 2012 and 2011 respectively.

We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. As of June 30, 2012 and 2011, the valuation allowance of approximately $8.8 million and $8.6 million, respectively, was applied to offset gross deferred tax assets that are not more likely than not to be realized based on future expectations of taxable income in the tax jurisdictions within which the deferred tax assets reside and the future likelihood of utilizing foreign tax credit carry-forwards.

As a result of the securities purchase agreement with Afinsa and Auctentia, the Company expects to incur a change of ownership in excess of 50%. Accordingly, the utilization of the foreign tax credits, federal and state net operating losses may be limited under the provision of the Internal Revenue Code. Changes in ownership have not been considered in the accounting or disclosures. See note 13 for discussion of changes in ownership.

As of June 30, 2012, the Company has U.S. state and city net operating loss carry-forwards of approximately $10.1 million, which expire at various periods beginning with the year ending June 30, 2016. The Company has Spanish net operating loss carry-forwards as of June 30, 2012 of approximately $8.8 million, which begin to expire with the year ending June 30, 2021. As of June 30, 2012, the Company has a foreign tax credit carry-forward of approximately $5.1 million that begins to expire during the year ending June 30, 2016.

Under the new California apportionment rules, effective January 1, 2011, taxpayers are now able to elect between two different apportionment regimes for determining California-source business income: (1) a new single-sales factor apportionment formula based on market sourcing or (2) the continued use of a double-weighted sales factor apportionment formula based on costs of performance sourcing.

A reconciliation of the income tax provisions from continuing operations to the amounts computed by applying the statutory federal income tax rate (35%) to the income (loss) before income tax provisions for the years ended June 30, 2012 and 2011, are as below:

	Year ended
in thousands	June 30, 2012	June 30, 2011
Statutory income tax provision/(benefit)	$3,306	$2,923
State and local taxes, net of federal tax benefit	527	440
Foreign taxes at rates different from U.S. rates	132	278
Tax on unrepatriated foreign earnings	195	76
Deferred tax asset write-offs / adjustments	(891)	(329)
Valuation allowance	(258)	(1,256)
Uncertain tax position	494	59
Non-controlling interest in partnership	—	490
Foreign income inclusion	360	—
Disallowed interest	187	466
Compensation limitation	180	689
Other	268	(75)
Income tax provision/(benefit)	$4,500	$3,761

The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences, recording of uncertain tax positions, and the recording of a valuation allowance against certain state and foreign deferred tax assets and loss carry-forwards. The Company has determined that all investments in foreign subsidiaries are not intended to be indefinitely reinvested. Accordingly, income taxes have been provided on undistributed earnings of foreign subsidiaries that are not intended to be indefinitely reinvested outside of the U.S. as of June 30, 2012 and June 30, 2011, respectively.

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

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various state and foreign jurisdictions.

The June 30, 2012 and 2011 balances are reflected as total liability for unrecognized tax benefits as follows:

in thousands	June 30, 2012	June 30, 2011
Current liabilities
Accrued income taxes	$—	$—
Non-current liabilities
Deferred income taxes - (contra assets, netted against corresponding tax refund receivables)	20,426	20,426
Tax liability	6,631	6,586
Total liability for unrecognized tax benefits	$27,057	$27,012

The following is a reconciliation of the total unrecognized tax benefit at the beginning and end of the period:

	Year ended
in thousands	June 30, 2012	June 30, 2011
Beginning balance	$27,012	$26,400
Increase as a result of tax position taken during the current period	45	612
Decrease as a result of statute of limitations expirations during the current period	—	—
Increase as a result of additional interest and penalties during the current period	—	—
Ending balance	$27,057	$27,012

Included in the balance in unrecognized tax benefits at June 30, 2012 and 2011, respectively, there are $27.1 million and $27.0 million of tax benefits that, if recognized, would affect the effective tax rate.

Interest and penalties recognized in the Company's consolidated statements of operations for the years ended June 30, 2012 and 2011 are $446,000 and $69,000, respectively. Interest and penalties of $1.4 million and $934,000 are accrued as of June 30, 2012 and 2011, respectively, which are included in deferred and other long term tax liabilities in the accompanying consolidated balance sheets. Within the deferred and other long-term tax liabilities as of June 30, 2012 are deferred taxes of $0 and uncertain tax liabilities of $8.0 million. At June 30, 2011, deferred and other long-term tax liabilities included deferred taxes of $4.3 million and uncertain tax liabilities of $7.5 million. The uncertain tax liabilities include interest and penalties.

Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004 through 2010 and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, either examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are currently under examination as discussed at Note 15. For our remaining foreign operations, either examinations have been completed by the tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2003. As of June 30, 2012 the Company anticipates closing the IRS examination within the next 12 months. Closing the IRS examination would materially impact the amount of unrecognized tax benefits. However, the Company is not able to predict the outcome of the IRS examination at this time.

11.	FINANCING AGREEMENTS

The Company has the following amounts outstanding under financing agreements as of June 30, 2012 and June 30, 2011:

in thousands	June 30, 2012	June 30, 2011
Liability on borrowed metals	$27,076	$11,384
Obligation under product financing agreement	$15,576	$—
Lines of credit:
Trading credit facility	$91,000	$129,500
Collectibles credit facility	—	4,000
LLC credit facility	1,669	1,391
Total lines of credit	$92,669	$134,891
Debt obligations:
Note payable for acquired assets, plus accrued interest	$330	$311
Note payable for building, plus accrued interest	6,398	6,524
Total debt obligations	$6,728	$6,835

Liability on Borrowed Metals
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $27.1 million and $11.4 million as of June 30, 2012 and June 30, 2011, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $7.0 million and $7.0 million as of June 30, 2012 and June 30, 2011, respectively.

Obligation Under Product Financing Agreement
A-Mark entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory are carried at fair value, with changes in fair value recorded as a component of cost of precious metals sold in the consolidated statements of operations. Such obligation totaled $15.6 million and $0.0 million as of June 30, 2012 and June 30, 2011, respectively.

Lines of Credit
Trading Credit Facility
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of June 30, 2012, the maximum of the Trading Credit Facility was $163.0 million. The maximum was subsequently increased to $170.0 million (Note 21). A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.24% and 0.19% as of June 30, 2012 and June 30, 2011, respectively. Borrowings are due on demand and totaled $91.0 million and $129.5 million for lines of credit and $7.0 million and $7.0 million for letters of credit at June 30, 2012 and at June 30, 2011, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $65.0 million and $23.5 million at June 30, 2012 and June 30, 2011 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of June 30, 2012 was $47.3 million and $74.8 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Interest expense related to A-Mark’s borrowing arrangements totaled $4.2 million and $3.3 million for the years ended June 30, 2012 and 2011, respectively.
Collectibles Credit Facility
In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), B&M, and

Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line of credit (the “Collectibles Credit Facility”) up to a maximum of $7.5 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change, plus a margin. As of June 30, 2012 and June 30, 2011 borrowings are due on demand and totaled $0.0 million and $4.0 million, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $18.0 million, which is a component of A-Mark's Trading Credit Facility. The maximum of this line of credit was subsequently increased to $20.0 million (Note 21). Total borrowing capacity between SNI and A-Mark cannot exceed $20.0 million with respect to this lender. This total borrowing capacity was subsequently increased to $23.0 million (Note 21). As of June 30, 2012, the total amount borrowed with this lender was $18.0 million, which consisted of $18.0 million by A-Mark and $0.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of June 30, 2012 were $2.0 million. As of June 30, 2011 the total amount borrowed with this lender was $16.0 million, which consisted of $4.0 million by SNI and $12.0 million by A-Mark.

Interest expense related to SNI's borrowing arrangements totaled $243,000 and $238,000 for the years ended June 30, 2012 and 2011, respectively.

LLC Credit Facility
LLC has a Revolving Credit Facility with its related party effective on January 1, 2011 and amended on April 28, 2011. This Revolving Credit Facility entitled LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of June 30, 2012 and June 30, 2011, LLC had borrowed $1.7 million and $1.4 million, and incurred interest expense of $40,000 and $8,000 for the years ended June 30, 2012 and 2011.

Other Debt Obligations
Note Payable for Acquired Assets
On November 23, 2010, B&M purchased certain assets of Summit Rare Coins for $300,000 which was reflected as an increase to customer lists (Note 8) with a corresponding increase to note payable of $300,000. The loan bears interest at the rate of 6.0% per annum. The loan matures on March 31, 2013, at which time the then outstanding principal balance of the loan and accrued interest are due and payable in full. As of June 30, 2012 and June 30, 2011 the outstanding principal balance was $300,000 and $300,000, and interest expense was $19,000 and $8,000 for the years ended June 30, 2012 and 2011, respectively.

Note Payable for Building
On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.250 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.524 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of June 30, 2012 and June 30, 2011, the outstanding principal balance was $6.4 million and $6.5 million, and interest expense was $0.4 million and $0.1 million for the years ended June 30, 2012 and 2011.
The following table represents future obligations pertaining to the principal payments on the McGaw note:

Years ended June 30,	Amount

in thousands
2013	$134
2014	142
2015	6,102
Total	$6,378

12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5 and 9). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the consolidated statements of operations for the years ended June 30, 2012 and 2011 were $39.8 million and $(52.3) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.
A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at June 30, 2012 and at June 30, 2011:

in thousands	June 30, 2012	June 30, 2011
Trading Inventory, net	$136,533	$157,631
Less unhedgable inventory:
Premium on metals position	(1,824)	(444)
Subtotal	134,709	157,187
Commitments at market:
Open inventory purchase commitments	392,307	490,814
Open inventory sale commitments	(140,823)	(214,371)
Margin sale commitments	(39,716)	(65,094)
Unhedgable premiums on open commitment positions	458	1,257
Inventory borrowed from suppliers	(27,076)	(11,384)
Product financing obligation	(15,576)	—
Advances on industrial metals	757	1,465
Inventory subject to price risk	305,040	359,874
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	59,659	123,654
Precious metals futures contracts at market values	244,954	237,333
Total market value of derivative financial instruments	304,613	360,987
Net inventory subject to price risk	$427	$(1,113)

in thousands	June 30, 2012	June 30, 2011
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$427	$(1,113)
Open inventory sale commitments with affiliates	(574)	(17)
Open inventory purchase commitments with affiliates	254	1,127
Net inventory subject to price risk, A-Mark stand-alone basis	$107	$(3)
The unhedgable premium on open commitment positions is equal to total premium less hedgable premium, where the premium value is based upon a percentage of the underlying bullion value. At June 30, 2012, total premium on open commitment positions was $0.5 million, of which $0 million was deemed hedgable. At June 30, 2011, total premium on open commitment positions was $1.3 million, of which $0 was deemed hedgable.
At June 30, 2012 and June 30, 2011, the Company had the following outstanding commitments:

in thousands	June 30, 2012	June 30, 2011

Purchase commitments	392,307	490,814
Sale commitments	(140,823)	(214,371)
Open forward contracts	59,659	123,654
Open futures contracts	244,954	237,333
The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2012 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2012, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

13. RELATED PARTY TRANSACTIONS

Royalties to Former Owner
As part of the A-Mark sale agreement dated July 15, 2005, the former owner is paid royalties for his portion of income earned on a specific type of transaction. The Trading segment accrued $504,000 and $61,000 in royalty expenses as of June 30, 2012 and June 30, 2011, respectively.
Transactions with Directors and Officers
From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase and consignment is made under substantially the same conditions that are applicable to third parties. During the years ended June 30, 2012 and 2011, the Company's officers and directors purchased from the Company $1.4 million and $1.6 million and consigned $0 and $0.1 million in collectibles.
Securities Purchase Agreement
On September 25, 2012, the Company purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia was reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, the Company purchased from Auctentia 20% of the shares of the Company's subsidiary Spectrum PMI, Inc., which is the holding company for the Company's A-Mark Precious Metals, Inc. trading subsidiary. As a result, Spectrum PMI is now wholly owned by the Company. The purchase of the securities was pursuant to a Securities Purchase Agreement, dated March 5, 2012, as amended, among the Company, Afinsa and Auctentia, and the aggregate purchase price, including interest and other charges, was $51.17 million. The purchase price was funded through the proceeds of a rights offering and private placement of shares of common stock, which also closed on September 25, 2012, as well as the Company's cash on hand, resulting in a net impact to working capital of $25.6 million in cash and cash equivalents. The Company sold 12,004,387 shares in the rights offering at a price of $1.90 per share, for aggregate proceeds of $22.8 million, and 1,426,315 shares in the private placement at a price of $1.90 per share, for aggregate proceeds of $2.71 million. In connection with the purchase of the securities from Afinsa and Auctentia, and in accordance with the terms of the Securities Purchase Agreement, George Lumby, a representative of Afinsa, resigned from the Company's board of directors. Antonio Arenas, Afinsa's other representative on the board, resigned his position as executive chairman, but remains a director of the Company. As provided in the Securities Purchase Agreement, Mr. Arenas will resign from the board when Afinsa and Auctentia collectively cease to hold at least 5% of the Company's common stock. The Company agreed in the Securities Purchase Agreement agreed to use its reasonable commercial efforts to assist Afinsa and Auctentia to sell their remaining shares of common stock in an orderly manner that will be non-disruptive to the public market for the common stock and that is intended to facilitate a sale at prices acceptable to Afinsa and Auctentia.

After giving effect to these transactions, there are, as of September 27, 2012, currently outstanding 30,628,991 shares of common stock, of which 3,032,271 shares are owned by Afinsa and Auctentia. Acccordingly, Afinsa and Auctentia may be deemed to no longer control the Company.

Other Transactions with Afinsa
On June 27, 2011, the Company and Afinsa entered into a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Köhler Auktionshaus GmbH and Heinrick Köhler Briefmarkenhandel acted as the auctioneer for the sale of the philatelic materials owned by Afinsa. During the year ended June 30, 2012, Heinrich Köhler Auktionshaus GmbH and Heinrich Köhler Briefmarkenhandel earned $130,000 in related auction commissions.
During the year ended June 30, 2012, Afinsa consigned to Stack's-Bowers numismatic materials, which were sold at auction for $2.7 million. The Company earned $273,000 in related auction commission.
Related Party Credit Facility
Stack's-Bowers Numismatics, LLC has a maximum $2.0 million Revolving Credit Facility with its related party (Note 11).

14.	NON-CONTROLLING INTERESTS

Non-controlling interests include Auctentia’s 20% share in the net assets and income of A-Mark, and the outside partners' interests in the net assets and income of the joint ventures described below.
WGBV
On March 28, 2008, A-Mark formed WGBV, a limited term joint venture, with an outside partner for the purpose of purchasing, marketing, and distributing 2010 Vancouver Winter Olympic Bullion and Commemorative Coins. A-Mark contributed $450,000 for a 50% ownership in the joint venture. In May 2010, the partners agreed to a partial distribution totaling $2.6 million, of which $1.3 million was distributed to the non-controlling interest. On May 11, 2011, the partners agreed to fully dissolve WGBV with the remaining $10,000 undistributed to cover residual expenses with A-Mark. During the three months ended September 30, 2011, WGBV was dissolved and the remaining cash of $10,000, after paying $1,979 in taxes, was distributed to each of the partners. During WGBV's term, the Company included WGBV's financial position and results of operations in the consolidated financial statements, since A-Mark was the primary beneficiary of WGBV, a VIE.
LLC
On January 3, 2011, B&M, a wholly owned subsidiary of SGI, formed LLC with Stack's for the purpose of selling retail coins, paper money and other numismatic collectibles. B&M contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) plus cash in the amount of $3,760,000 to the LLC in exchange for a 51% membership interest in the LLC, and Stack's contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) to the LLC plus $490,000 in cash in exchange for a 49% membership interest in the LLC and cash in the amount of $3,250,000. LLC assumed the operations of both B&M and Stack's. SGI accounted for this transaction as an acquisition of Stack's assets and consolidates the operations of the LLC for financial reporting purposes (Note 20).
Calzona
On January 12, 2012, SNI formed Calzona with an outside partner for the purpose of selling precious metals and coins via the internet. SNI and the outside partner each contributed $150,000 to Calzona in exchange for a 35% and 65% interest, respectively. The outside partner's interest is redeemable after five years at fair value and accordingly is classified as temporary equity in the consolidated balance sheets. The Company has included in the consolidated financial statements the financial position and results of operations of Calzona, a VIE, since SNI is the primary beneficiary. The Company recognizes the changes in the redemption value immediately as they occur and adjusts the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the security.

The Company's consolidated balance sheets include the following non-controlling interests as of June 30, 2012 and June 30, 2011:

in thousands	June 30, 2012	June 30, 2011

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owned 100% of A-Mark Precious Metals)	$10,935	$8,820
WGBV 50% interest	—	5
LLC 49% interest	2,461	3,527
Non controlling interest presented as a component of stockholders' equity	13,396	12,352
Calzona redeemable 65% interest presented as temporary equity	124	—
	$13,520	$12,352

Calzona's redeemable 65% interest is calculated as follows:

	Year Ended
in thousands	June 30, 2012	June 30, 2011

Beginning balance	$—	$—
Contribution by noncontrolling interest	150	—
Allocation to noncontrolling interest	45	—
Non-controlling interest in net income (loss) of Calzona	(71)	—
Ending balance	$124	$—
The Company's consolidated statements of operations for the years ended June 30, 2012 and 2011 includes the following non-controlling interest in net income:

	Year Ended
in thousands	June 30, 2012	June 30, 2011

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$2,115	$2,532
LLC 49% interest	(1,065)	(1,441)
Calzona redeemable 65% interest	(71)	—
	$979	$1,091

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

Operating Leases
The Company leases its facilities and a portion of its equipment under operating leases that expire at various dates through fiscal 2020. Some of the operating leases provide for increasing rents over the terms of the leases. Total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future lease commitments under non-cancelable operating leases (in thousands):

For the years ending June 30:
2013	$1,661
2014	1,307
2015	914
2016	638
2017	175
Thereafter	280
Total future minimum lease payments	$4,975

Total rent expense under operating leases in the Company's operations was approximately $2.9 million and $1.7 million for the years ended June 30, 2012 and 2011, respectively, and is included in general and administrative expenses.

Capital Leases
The Company leases portion of its equipment under capital leases that expire at various dates through fiscal 2017. The following table presents future lease commitments under non-cancelable capital leases (in thousands):

For the years ending June 30:
2013	$34
2014	35
2015	32
2016	32
2017	28
Total future minimum lease payments	$161

Auction Fees Sponsorship
The Company has a commitment to pay for sponsorship fees for various auctions that are held in the future. The fees is based on a minimum set amount plus a percentage of the hammer. The commitment can range from three years to ten years. Below is a table showing the future payments relating to this commitment (in thousands):

For the years ending June 30:
2013	$1,074
2014	765
2015	172
2016	180
2017	188
Thereafter	825
Total future minimum payments	$3,204

Contractual Obligations
There were no purchase commitment agreements entered into during the year ended June 30, 2012, other than the open purchase and sale commitments discussed in Notes 9 and 12.

Consulting, Employment and Non-Compete Agreements
The Company has entered into various consulting, employment and non-compete and/or non-solicitation agreements with certain key executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Employee Benefit Plans
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributed 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution. The Company's total contribution was approximately $291,000 and $156,000, for the years ended June 30, 2012 and 2011, respectively.

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
IRS and New York State Tax Audits
Audits of SGI's tax returns for fiscal 2004 through fiscal 2010 are currently under exam with the IRS. These audits are ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability. In March 2008, the New York State Department of Taxation and Finance began an audit of our tax returns for fiscal 2005, 2006 and 2007. These audits were concluded on June 2, 2011 and the New York State Department of Taxation and Finance accepted the return(s) as filed.

Tax Investigation in Spain
On November 17, 2005, the Spanish tax authorities commenced a tax examination of CdC. This examination, which now covers all periods from fiscal 2003 through fiscal 2006, is ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability.
Consolidation of Joint Venture
The Company consolidates the operations of LLC for financial reporting purposes because its wholly-owned subsidiary, B&M, owns a majority of the equity interest and exercises control over the day-to-day management of the joint venture. Under certain extraordinary circumstances, however, the control of the joint venture could be deemed to have transferred to Stack's, the other joint venture partner. In particular, under the terms of the operating agreement of the LLC, if Greg Roberts were to be replaced as CEO of B&M at any time prior to December 31, 2016 without the approval of Stack's, SGI would no longer have financial and operational control and would thus no longer be able to consolidate the operations of LLC for financial reporting purposes.
M.F. Global, Inc. Bankruptcy
Until October 31, 2011, A-Mark maintained a segregated commodities account with MFGI. A-Mark used this account to enter into futures transactions to hedge the risk related to its positions with counterparties and physical inventories. On October 31, 2011, the Securities Investor Protection Corporation (“SIPC”) commenced an action against MFGI which resulted in a liquidation proceeding under the SIPC Rules in the Bankruptcy Court.
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
In December 2011, the Company received $14.6 million (or 72%) of its MFGI Equity pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million. In September 2012, A-Mark received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI (Note 21).
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
There have been press reports of a possible shortfall in the segregated customer accounts at MFGI. The Company has accrued $1.0 million as of June 30, 2012 as a reserve against this potential loss (See Note 5). The Company does not currently believe that its inability to access the balance of the MFGI Equity will have any material adverse impact on A-Mark's liquidity position.

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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At June 30, 2012, there were 249,577 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the years ended June 30, 2012 and 2011, the Company recorded expense of $89,000 and $105,000 in the consolidated statements of operations related to the vesting of previously issued employee stock options.
The following table summarizes the stock option activity for the year ended June 30, 2012:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2011	647,625	$5.37	$64	$1.58
Granted through stock option plan	—	—	—	—
Exercised	(2,500)	1.75	2	0.04
Cancellations, expirations and forfeitures	(4,375)	1.64	—	0.53
Outstanding at June 30, 2012	640,750	5.41	$—	1.60
Shares exercisable at June 30, 2012	640,750	5.41	$—	1.60
Following is a summary of the status of stock options outstanding at June 30, 2012:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	468,000	2.53	$2.36	468,000	$2.36
5.01	10.00	7,750	1.35	8.97	7,750	8.97
10.01	15.00	165,000	1.76	13.90	165,000	13.90
		640,750	2.32	5.41	640,750	5.41
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the years ended June 30, 2012 and 2011, the Company granted 53,148 and 498,377 restricted shares at a weighted average issuance price of $2.86 and $2.08, respectively. Such shares generally vest after 2 years from the date of grant. Total compensation expense recorded for restricted shares for the years ended June 30, 2012 and 2011 was $453,000 and $757,000, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $302,000, which will be recorded over a weighted average period of approximately 2.3 years.

The following table summarizes the restricted stock activity for the year ended June 30, 2012:

	Shares	Weighted Average Share Price at Grant Date
Outstanding at June 30, 2011	605,946	$2.05
Shares granted	53,148	2.86
Shares issued	(183,946)	2.00
Shares forfeited	(4,500)	1.95
Outstanding at June 30, 2012	470,648	2.16
Vested but unissued at June 30, 2012	90,648	2.48
No tax benefit was recognized in the consolidated statements of operations related to share-based compensation for the years ended June 30, 2012 and 2011. No share-based compensation was capitalized for the years ended June 30, 2012 and 2011.
Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of June 30, 2012 and as of June 30, 2011, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At June 30, 2012 and at June 30, 2011, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the years ended June 30, 2012 and 2011, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of seven years. There is no remaining compensation expense that will be recorded for these awards.
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

17.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles (Note 1).

	Year Ended
in thousands	June 30, 2012	June 30, 2011

Revenue:
Trading	$7,769,792	$6,962,076
Collectibles:
Numismatics	188,809	224,499
Philatelic	11,804	11,097
Wine	4,425	4,499
Total Collectibles	205,038	240,095
Total revenue	$7,974,830	$7,202,171

in thousands	Year Ended
Revenue by geographic region (as determined by location of subsidiaries):	June 30, 2012	June 30, 2011

United States	$7,656,281	$7,051,190
Europe	317,589	149,668
Asia Pacific	960	1,313
Total revenue	$7,974,830	$7,202,171

in thousands	Year Ended
Operating income (loss):	June 30, 2012	June 30, 2011

Trading	$10,531	$15,377
Collectibles	(6,381)	2,690
Corporate expenses	(7,688)	(9,268)
Total operating income (loss)	$(3,538)	$8,799

in thousands	Year Ended
Depreciation and amortization:	June 30, 2012	June 30, 2011

Trading	$734	$676
Collectibles	1,125	944
Corporate	191	59
Total depreciation and amortization	$2,050	$1,679

in thousands	June 30, 2012	June 30, 2011
Inventories by segment/geographic region:
Trading:
United States	$136,533	$157,631
Total Trading	136,533	157,631
Collectibles:
United States	21,316	27,846
Europe	444	580
Asia	145	54
Total Collectibles	21,905	28,480
Total inventories	$158,438	$186,111

in thousands	June 30, 2012	June 30, 2011
Total assets by segment/geographic region:
Trading:
United States	$255,578	$271,019
Europe	2,263	68
Total Trading	257,841	271,087
Collectibles:
United States	100,404	69,561
Europe	14,877	17,042
Asia	1,998	2,028
Total Collectibles	117,279	88,631
Corporate and other	12,776	11,871
Discontinued Operations - United States	—	238
Total assets	$387,896	$371,827

in thousands	June 30, 2012	June 30, 2011
Total long term assets by segment/geographic region:
Trading:
United States	$9,534	$9,712
Europe	102	31
Total Trading	9,636	9,743
Collectibles:
United States	6,485	7,172
Europe	944	1,288
Asia	198	136
Total Collectibles	7,627	8,596
Corporate and other	13,614	11,928
Discontinued Operations - United States	—	10
Total long term assets of continuing operations	$30,877	$30,277

18. OTHER COMPREHENSIVE INCOME

The components of accumulated comprehensive income consist primarily of foreign currency translation gain (loss), net of tax. The foreign currency translation gain relates to the Company's investment in its European and Asian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar (Note 2).

As of June 30, 2012 and June 30, 2011, the components of accumulated other comprehensive income are as follows:

in thousands	June 30, 2012	June 30, 2011

Foreign currency translation gain, net of tax	$6,389	$9,867
Accumulated other comprehensive income	$6,389	$9,867

19.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and June 30, 2011, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2012
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$136,533	$—	$—	$136,533
Derivative assets — futures contracts	—	3,473	—	3,473
Total assets valued at fair value:	$136,533	$3,473	$—	$140,006
Liabilities:
Liability on borrowed metals	$(27,076)	$—	$—	$(27,076)
Obligation under product financing arrangement	(15,576)	—	—	(15,576)
Liability on margin accounts	(14,842)	—	—	(14,842)
Derivative liabilities — open sales and purchase commitments	—	(45,932)	—	(45,932)
Derivative liabilities — forward contracts	—	(326)	—	(326)
Total liabilities valued at fair value	$(57,494)	$(46,258)	$—	$(103,752)

	June 30, 2011
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$157,631	$—	$—	$157,631
Derivative assets — future contracts	—	2,822	—	2,822
Total assets valued at fair value:	$157,631	$2,822	$—	$160,453
Liabilities:
Liability on borrowed metals	$(11,384)	$—	$—	$(11,384)
Liability on margin accounts	(28,886)	—	—	(28,886)
Derivative liabilities — open sales and purchase commitments	—	(7,897)	—	(7,897)
Derivative liabilities — forward contracts	—	(2,064)	—	(2,064)
Total liabilities valued at fair value:	$(40,270)	$(9,961)	$—	$(50,231)

There were no transfers in or out of Level 3 during the years ended June 30, 2012 and 2011. The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

Commodities
Commodities consisting of the precious metals component of the Company's inventories are carried at fair value. The fair value for commodities inventory is determined primarily using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities are classified in Level 1 of the valuation hierarchy.

Derivatives
Futures contracts, forward contracts and open purchase and sales commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price, and are included within Level 2 of the valuation hierarchy.

Margin and Borrowed Metals Liabilities
Margin and borrowed metals liabilities consist of the Company's commodity obligations to margin customers and suppliers, respectively.
Margin liabilities and borrowed metals liabilities are carried at fair value, which is determined primarily using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Margin and borrowed metals liabilities are classified in Level 1 of the valuation hierarchy.

Obligation Under Product Financing
Obligation under product financing is the amount required to repurchase outstanding inventory under an agreement with a third party for the sale of gold and silver (Note 11). This obligation is carried at fair value, which is determined primarily using quoted market pricing and data derived from the markets on which the underlying gold and silver are traded. The obligation is classified in Level 1 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
The Company's goodwill and other purchased intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if their are impaired. As of June 30, 2012, the Company's goodwill and other purchased intangibles were not impaired, and therefore are not measured at fair value.

The following table presents information about the Company's assets related to the acquisition of Stack's (Note 20) measured at fair value on a non-recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which the measurements fall:

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

There were no gains or losses recognized in earnings associated with the above purchased intangibles during the years ended June 30, 2012 and 2011.
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
Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments that are not required to be carried in the consolidated balance sheets at fair value on either a recurring or non-recurring basis as follows:

	June 30, 2012		June 30, 2011
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value	Level in fair value hierarchy

Cash and cash equivalents	$25,305	$25,305	$24,181	$24,181	1
Restricted cash	550	550	1,121	1,121	1
Receivables and secured loans	127,995	127,995	93,895	93,895	2
Accounts receivable and consignor advances	27,698	27,698	29,647	29,647	2
Accounts payable and consignor payables	101,791	101,791	83,867	83,867	2
Lines of credit	92,669	92,669	134,891	134,891	2
Notes payable	6,728	6,728	6,835	6,835	2

The carrying amounts of cash and cash equivalents, restricted cash, receivables and secured loans, accounts receivable and consignor advances, and accounts payable and consignor payables approximated fair value due to their short-term nature. The carrying amounts of lines of credit and notes payable approximate fair value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

20. BUSINESS COMBINATION

On January 3, 2011, B&M, a Delaware limited liability company and a wholly owned subsidiary of SGI, entered into a joint venture with Stack's, a Delaware limited liability company, under the form of LLC, a Delaware limited liability company for the purpose of selling retail coins, paper money and other numismatic collectibles. LLC assumed the operations of both B&M and Stack's. B&M contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) plus cash in the amount of $3,760,000 to LLC in exchange for a 51% membership interest in LLC, and Stack's contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) to LLC plus $490,000 in cash in exchange for a 49% membership interest in LLC and cash in the amount of $3,250,000. Of the $3,760,000 in cash contributed to LLC by B&M, $3,250,000 represents the cash paid to Stack's by B&M for the purchase of B&M's 51% interest in the net assets contributed by Stack's to LLC. In addition, $1,000,000 of cash was contributed to LLC, of which B&M contributed $510,000 and Stack's contributed $490,000, which were treated as a capital contribution. In conjunction with this transaction, the Company recorded a $376,000 increase to non-controlling interest to reflect the transfer of the 49% in select operating assets of B&M to Stack's, LLC. In fiscal year 2011, B&M contributed $1.2 million and Stack's, LLC contributed $980,000, which has been accounted for as capital contribution.

In connection with above transaction, the Company incurred $0.2 million relating to acquisition costs which consisted of legal and accounting fees. The fair value of the non-controlling interest in LLC at the date of acquisition was $3.5 million.

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

The table below includes the pro-forma results of operations for the year ended June 30, 2011 as if the business combination had occurred on July 1, 2010.

in thousands	June 30, 2011

(pro-forma)
(unaudited)
Revenue	$7,218,465
Net income attributable to Spectrum Group International, Inc.	$1,184

Earnings per share from continuing operations attributable to Spectrum Group International, Inc.:
Basic	$0.04
Diluted	$0.04

Weighted average shares outstanding:
Basic	32,469
Diluted	32,725

21. SUBSEQUENT EVENTS
Trading Credit Facility
On August 7, 2012, A-Mark obtained a permanent increase of $5.0 million in its demand facility from two of its five participating banks. On September 25, 2012, A-Mark obtained an additional increase of $2.0 million. As of September 27, 2012, the total credit facility is $170.0 million.

Additionally, the total borrowing capacity between SNI and A-Mark on the separate line of credit was increased by $3.0 million to $23.0 million.
MFGI Bankruptcy Proceeds
In September 2012, A-Mark received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI.
Sale of Stamps Division
On September 13, 2012, the Company completed the sale of its Stamps division for approximately $7.8 million, of which $400,000 is held in escrow. The Stamps division is included in the Collectibles segment and comprises the following six companies:

•	Corinphila Auctionen AG

•	Corinphila Veilingen B.V.

•	Heinrich Köhler Briefmarkenhandel GmbH & Co. KG

•	Heinrich Köhler Auktionshaus GmbH & Co. KG

•	H.R. Harmer Global Philatelic Network GmbH

•	John Bull Stamp Auctions Limited
The terms to the sale agreement include, among other things, a non compete agreement and a non solicitation agreement.
Consummation of Securities Purchase Agreement, Rights Offering and Private Placement
At June 30, 2012, approximately 57% of the Company's common stock was owned by Afinsa Bienes Tangibles, S.A. En Liquidacion (“Afinsa”), either directly or through its wholly owned subsidiary, Auctentia, S.L. (“Auctentia”). From September 2003 through September 25, 2012 Afinsa and Auctentia collectively owned a majority of the Company's common stock and had two representatives on the Company's Board of Directors. In addition, until September 25, 2012, Auctentia owned 20% of our subsidiary, A-Mark Precious Metals, Inc. and its subsidiaries (“A-Mark”) through its 20% ownership interest in Spectrum PMI, Inc., which owns all of the common stock of A-Mark.

On September 25, 2012, the Company purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia were reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, the Company purchased from Auctentia 20% of the shares of the Company's subsidiary Spectrum PMI, Inc., which is the holding company for the Company's A-Mark Precious Metals, Inc. trading subsidiary. As a result, Spectrum PMI is now wholly owned by the Company. The purchase of the securities was pursuant to a Securities Purchase Agreement, dated March 5, 2012, as amended, among the Company, Afinsa and Auctentia, and the aggregate purchase price, including interest and other charges, was $51.17 million. The purchase price was funded through the proceeds of a rights offering and private placement of shares of common stock, which also closed on September 25, 2012, as well as the Company's cash on hand, resulting in a net impact to working capital of $25.6 million in cash and cash equivalents. The Company sold 12,004,387 shares in the rights offering at a price of $1.90 per share, for aggregate proceeds of $22.8 million, and 1,426,315 shares in the private placement at a price of

$1.90 per share, for aggregate proceeds of $2.71 million. In connection with the purchase of the securities from Afinsa and Auctentia, and in accordance with the terms of the Securities Purchase Agreement, George Lumby, a representative of Afinsa, resigned from the Company's board of directors. Antonio Arenas, Afinsa's other representative on the board, resigned his position as executive chairman, but remains a director of the Company. As provided in the Securities Purchase Agreement, Mr. Arenas will resign from the board when Afinsa and Auctentia collectively cease to hold at least 5% of the Company's common stock. The Company agreed in the Securities Purchase Agreement agreed to use its reasonable commercial efforts to assist Afinsa and Auctentia to sell their remaining shares of common stock in an orderly manner that will be non-disruptive to the public market for the common stock and that is intended to facilitate a sale at prices acceptable to Afinsa and Auctentia.

After giving effect to these transactions, there are, as of September 27, 2012, currently outstanding 30,628,991 shares of common stock, of which 3,032,270 shares are owned by Afinsa and Auctentia. Acccordingly, Afinsa and Auctentia may be deemed to no longer control the Company.

On September 27, 2012, Jeff Benjamin, a non-executive member of our Board of Directors, was appointed Chairman of our Board of Directors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We are responsible for maintaining “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, (“Exchange Act”) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, at June 30, 2012. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at a reasonable assurance level, as of that date, our disclosure controls and procedures were effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company as of the end of the period covered by this report.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected and the Company's management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There were no material changes in internal control over financial reporting during the quarter ended June 30, 2012.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of internal control over financial reporting at June 30, 2012 utilizing the criteria described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at June 30, 2012. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2012.
There have been no significant changes in the Company's internal controls or in other factors which could materially affect internal controls subsequent to the date the Company's management carried out its evaluation.
This Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding the internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the “Dodd-Frank Wall Street Reform and Consumer Protection Act” which permanently exempts non-accelerated filers from the requirement to obtain an external audit on the effectiveness of internal financial reporting controls provided in Section 404(b) of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION

Credit Facility Increase

On September 25, 2012, A-Mark obtained a permanent increase of $2.0 million in its demand facility from one of its five participating banks. As of September 27, 2012, the total credit facility is $170.0 million.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the directors and executive officers of the Company as of September 21, 2012.

Name	Age	Position(s)
Jeffrey D. Benjamin	51	Chairman of the Board and Director
Gregory N. Roberts	50	Chief Executive Officer, President and Director
Paul Soth	54	Chief Financial Officer and Executive Vice President
Carol Meltzer	53	Executive Vice President, General Counsel and Corporate Secretary
Arthur Hamilton	41	Executive Vice President, Chief Accounting Officer
Antonio Arenas	57	Director
Jess M. Ravich	55	Director
John U. Moorhead	60	Director
Christopher W. Nolan, Sr.	47	Director

Jeffrey D. Benjamin, a director since May 2009 and Chairman of the Board (in a non-executive capacity) since September 27, 2012, has been a Senior Advisor to Cyrus Capital Partners, L.P. since 2008, where he assists with distressed investments. Mr. Benjamin also serves as a consultant to Apollo Management, L.P., a private investment fund, and from September 2002 to June 2008, Mr. Benjamin served as a senior advisor to Apollo Management, where he was responsible for a variety of investments in private equity, high yield and distressed securities. Mr. Benjamin is also a member of the Boards of Directors of Harrah's Entertainment, Inc., Exco Resources, Inc. and Virgin Media Inc., and is a trustee of the American Numismatic Society.

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

Antonio Arenas, a director since 2006, has served as our Executive Chairman from October 2007 to September 27, 2012. Mr. Arenas has been a Managing Director and the Chief Executive Officer of COALCA, S.A., a company involved in the sale and distribution of consumer and pharmaceutical products, and land development in the Canary Islands and mainland Spain, since 1994.

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

Christopher W. Nolan, Sr., a director since June 2007, has been a Managing Director since 2006 in the Mergers & Acquisitions group of Rabo Securities USA, Inc., an affiliate of Rabobank International, a Dutch agribusiness bank with offices in New York, NY, and was an Executive Director with the Mergers & Acquisitions group of Rabobank International from 2002 through 2006. Prior to joining Rabobank, Mr. Nolan was a Vice President in the Mergers, Acquisitions and Corporate Advisory group of Deutsche Bank Securities, Inc., and prior to that, served in a similar capacity in the Mergers & Acquisitions group at Salomon Smith Barney (now Citigroup). Prior to his career in investment banking, Mr. Nolan spent eight years at a then-publicly traded specialty chemicals company, serving as their Vice President of Corporate Development and Investor Relations. Mr. Nolan is a graduate of Harvard Business School. Mr. Nolan currently serves on the Board of Directors, and is a member of the Audit Committee, of United-Guardian, Inc.

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

The specific credentials, experience and other qualifications of each of our directors to serve on our Board are as follows:

Mr. Benjamin's extensive financial background, demonstrated business acumen, service as a director for several well-known public companies, long-standing personal interest in coin collecting and role as trustee of the American Numismatic Society greatly benefits the Board as it addresses various corporate finance matters, governance concerns, business development and other policy-making issues. Mr. Benjamin, who holds an M.B.A, serves as Chairman of the Board.

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

Mr. Arenas has a strong business leadership, financial management and strategic planning background, which has been a valuable asset to the Company as we have developed and implemented new global corporate and business strategies. Mr. Arenas, who is also a lawyer, was recommended for nomination to the Board by our majority shareholder, Afinsa Bienes Tangibles, S.A. En Liquidacion.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons owning more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of their ownership of, and transactions in, the Company's common stock or other Company equity securities. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and representations of directors and executive officers, with respect to the fiscal year ended June 30, 2012, all of such persons were in compliance with the applicable Section 16(a) reporting requirements.
Code of Ethics

 The Audit Committee of the Company's Board of Directors has adopted a Code of Ethics for Senior Financial and Other Officers (the “Code of Ethics”), which applies to the Company's Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Controller and heads of major divisions, together with such other officers as the Audit Committee may from time to time designate. A copy of the Code of Ethics is filed as Exhibit 14 to this Form 10-K. The Company also has adopted a Code of Business Conduct and Ethics, which applies to directors, officers and employees generally, and a Code of Business Conduct and Ethics for the Board of Directors. To view these and other Spectrum corporate governance documents (including the Charters for the Audit Committee, the Nominating and Governance Committee, and the Compensation Committee, the Corporate Governance Guidelines, and the Procedures for Identifying and Evaluating Candidates for Director), you may also go to our Internet website located at www.spectrumgi.com and click on “Investor Relations” and then “Governance Policies.” You may also obtain a printed copy of the Code of Ethics, free of charge, by contacting us at the following address:

Spectrum Group International, Inc.
1063 McGaw
Irvine, California 92614
Telephone: (949) 748-4800

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

ITEM 11. EXECUTIVE COMPENSATION

Item 11. Executive Compensation.
The table below sets forth the compensation of the Company's named executive officers for both fiscal 2012 and fiscal 2011. “Named executive officers” includes our President and Chief Executive Officer, Mr. Roberts, our Chief Financial Officer, Mr. Soth, our Chief Accounting Officer, Mr. Hamilton, together with Mr. Arenas, who served as Executive Chairman during those periods.

Summary Compensation Table - Fiscal 2012 and 2011

Name and Principal Position	Year	Salary ($)	Bonus (1)($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation (3) ($)	All Other Compensation (4) ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(h)	(i)

Gregory Roberts (3)	2012	$525,000	$—	$—	$950,000	$38,372	$1,513,372
Chief Executive Officer	2011	$525,000	$300,000	$107,400	$2,124,128	$43,797	$3,100,325
President and Director

Paul Soth (4)	2012	$200,000	$125,000	$—	$—	$10,906	$335,906
Chief Financial Officer	2011	$200,000	$310,000	$—	$—	$8,896	$518,896
Executive Vice President

Arthur Hamilton
Chief Accounting Officer	2012	$210,000	$25,000	$—	$—	$87,594	$322,594
Executive Vice President	2011	$165,000	$40,000	$—	$—	$4,444	$209,444

Antonio Arenas	2012	$—	$80,000	$—	$—	$225,000	$305,000
Former Chairman of the Board	2011	$—	$175,000	$—	$—	$225,000	$400,000
Executive Chairman

(1)
For named executive officers other than Mr. Roberts, bonuses for fiscal 2012 were discretionary bonuses awarded by the Compensation Committee or Board of Directors based on its year-end assessment of the level of achievement of Company-wide and individual goals and performance.

(2)
The stock-based compensation amounts reported in the “Stock Awards” column for all years represent the aggregate grant-date fair value of the awards granted in that year and computed in accordance with FASB ASC Topic 718. Fair value of a stock award denominated in shares at the grant date is the number of such shares or units times the closing price of a share on the date of grant (no adjustment has been made for the effect of estimated forfeitures based on service-based vesting conditions).

We granted to Mr. Roberts 60,000 Restricted Stock Units on July 1, 2010, with a value of $107,400, under the terms of his employment agreement as amended in May 2010. These restricted stock units will vest June 30, 2013, subject to accelerated vesting in specified circumstances.

(3)
Mr. Roberts was granted an award opportunity for fiscal 2012 which constitutes a non-equity incentive compensation plan award. Bonus and equity incentive plan compensation for the named executive officers, including the definition of “pre-tax profits” for purposes of Mr. Roberts’ annual incentive award, are described in greater detail below under the caption “Employment Agreements and Employment Terms.”

(4)	Amounts in this column, for fiscal 2012, are as follows:

◦	Mr. Roberts received $9,000 as a car allowance, $4,893 as a 401(k) matching contribution, and $23,978 as a cash payment in lieu of vacation time.

◦	Mr. Soth received $1,800 as a 401(k) matching contribution and $8,606 as a cash payment in lieu of vacation time.

◦	Mr. Hamilton received $1,260 as a 401(k) matching contribution, $5,834 as a cash payment in lieu of vacation time, and $80,000 as a relocation reimbursement.

◦	Mr. Arenas received $225,000 paid to a corporation he controls for serving as the Executive Chairman of the Company.

◦	Mr. Roberts, Mr. Soth and Mr. Hamilton each received a $500 holiday bonus paid to employees.

Employment Agreements and Employment Terms

Compensation for our Chief Executive Officer for fiscal 2012 was governed by an employment agreement, but our other named executive officers did not have employment agreements in effect for fiscal 2012.

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

The employment agreement as in effect for fiscal 2012 provided for a base salary of $525,000 per year. The employment agreement also provides to Mr. Roberts an opportunity to earn a performance bonus in each fiscal year. As in effect in fiscal 2012 (and as expected to be in effect in fiscal 2013), the performance bonus was based on pre-specified percentages of our pre-tax profits. For this purpose, pre-tax profits is defined as the Company's net income (as determined under Generally Accepted Accounting Principles or GAAP) for the given fiscal year, adjusted as follows:

•	The positive or negative effects of income taxes (in accordance with GAAP) are eliminated from net income in determining pre-tax profits.

•	The positive or negative effects of foreign currency exchange are eliminated.

•	Expenses incurred in connection with specified litigation relating to Afinsa are eliminated.

If pre-tax profits are at least $5 million, then the annual incentive will equal:

•	12% of pre-tax profits up to $8 million of pre-tax profits; plus

•	15% of pre-tax profits in excess of $8 million, up to $10 million of pre-tax profits; plus

•	18% of pre-tax profits in excess of $10 million of pre-tax profits.

The payout amount for this performance bonus for fiscal 2012 was calculated as $950,000, reflected in the Summary Compensation Table above in the column captioned “Non-Equity Incentive Plan Compensation.” In addition to the performance bonus, the Company may pay a discretionary bonus per the terms of the employment agreement. No discretionary bonus was awarded for fiscal 2012.

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

Under Mr. Roberts' amended employment agreement, during the fiscal 2011 to 2013 period, if Mr. Roberts' employment is terminated by us without cause or by him for “Good Reason,” or if his employment terminates due to death or disability, we will be obligated to continue to pay to him (i) a pro rata portion (based on the number of days during the year of termination that Mr. Roberts was employed) of his annual incentive for that year, based on actual performance achieved for the full year, and (ii) a lump sum severance payment equal to the greater of $1,200,000 or 75% of defined “annualized pay.” For this purpose, “annualized pay” is calculated as one-third of the sum of the salary payments during the 36 months preceding termination plus annual incentives earned for the preceding three completed fiscal years. In the case of death or disability, the severance payment will be reduced by the amount of any proceeds paid to Mr. Roberts or his estate, as the case may be, from any disability or life insurance policy maintained by us for the benefit of Mr. Roberts.  “Good Reason” would arise if we decrease or fail to pay salary or bonus required under the agreement, or if Mr. Roberts ceased to be President and CEO of Spectrum or his duties were materially diminished, or his place of employment were relocated by more than 30 miles, provided that Mr. Roberts must give notice that Good Reason has arisen and we have an opportunity to cure the circumstances that gave rise to Good Reason.

The employment agreement obligates Mr. Roberts not to solicit employees or customers of the Company in ways harmful to our business during the period in which severance is payable or for one year following a termination for cause. The employment agreement also provides for certain benefits, including medical insurance, vacation, reimbursement of business expenses and payment of previously earned compensation upon any termination of employment.

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

For fiscal 2012, we granted a bonus of $125,000 to Mr. Soth. This bonus was discretionary, based on the Compensation Committee's subjective evaluation of Mr. Soth's performance in fiscal 2012. The Company expects that any bonus payable for fiscal 2013 performance likewise would be a discretionary bonus based on the Committee's year-end review of Company results and Mr. Soth's performance.

Arthur Hamilton: Mr. Hamilton commenced employment in May 2010 and became Chief Accounting Officer and Executive Vice President during December 2010. At the time he commenced employment, we agreed that Mr. Hamilton will receive a salary of $165,000 per year plus a $35,000 non-accountable expense allowance to cover moving expenses. We also agreed that he would be entitled to participate in our bonus plan starting with our 2011 fiscal year, under which the Compensation Committee or Board of Directors can award a discretionary bonus based on its year-end assessment of the level of achievement of Company-wide and individual goals and performance.
For fiscal 2012, we granted a bonus of $25,000 to Mr. Hamilton. This bonus was discretionary, based on the Compensation Committee’s subjective evaluation of Mr. Hamilton’s performance in fiscal 2012. The Company expects that any bonus payable for fiscal 2013 likewise would be a discretionary bonus based on the Committee’s year-end review of Company results and Mr. Hamilton’s performance.
Antonio Arenas: We currently do not have an employment agreement with Mr. Arenas, and none was in effect for fiscal 2012. Mr. Arenas served as our Executive Chairman during fiscal 2012 and as co-administrator of the Company's Spanish subsidiary Central de Compras Coleccionables, S.L. (“CdC”). We paid compensation for Mr. Arenas' services in fiscal 2012 to a corporation he controls, in the form of cash fees totaling $225,000. The Compensation Committee and Board retain discretion to award an annual bonus to Mr. Arenas, and in fiscal year 2012, Mr. Arenas was paid a bonus of $80,000. Mr. Arenas' service is not a full-time commitment, but he is required to account for his hours of service.

Retirement Plans: The only retirement plan in which the named executive officers participate is our 401(k) plan, open to all employees. Employees are permitted to elect to contribute up to $17,000 (or, in certain cases, $22,500) of their compensation. We provide a 30% matching contribution under the plan without any limit for each employee. Matching contributions to our named executive officers for fiscal 2012 are reflected in the “All Other Compensation” column of the Summary Compensation Table above.

The following tables set forth information regarding stock awards, stock options and similar equity compensation outstanding at June 30, 2012:

Outstanding Equity Awards At Fiscal Year-End - Fiscal 2012

Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)
(a)	(b)	(c)	(e)	(f)	(g)		(h)

Gregory Roberts	22,500	—	14.22	3/31/2014	60,000	(2)	112,800
Chief Executive Officer	22,500	—	2.80	7/31/2013			—
President and Director	125,000	—	2.00	2/4/2013	—		—

Paul Soth	—	—	—	—	—		—
Chief Financial Officer
Executive Vice President

Arthur Hamilton	—	—	—	—	—		—
Chief Accounting Officer
Executive Vice President

Antonio Arenas	—	—	—	—	—		—
Chairman of the Board
Executive Chairman

(1)	Values are based on the June 30, 2012 closing price of our common stock in the over-the-counter market, $1.88 per share.

(2)	These restricted stock units vest on June 30, 2013, subject to accelerated vesting in specified circumstances.

Directors' Compensation

Under our Outside Directors' Compensation Policy as in effect for fiscal 2012, each director who was not an executive officer or employee or other service provider to the Company (an “outside director”), was entitled to receive the following compensation for the fiscal year:

•	A cash retainer of $31,000;

•	An awards of restricted stock units having a grant-date fair value of $38,000

•	A cash retainer of $5,000 for serving on a committee of the Board;

•
A cash retainer of $15,000 for serving on the special committee of the Board overseeing negotiations with Afinsa. Additional compensation may be paid quarterly as warranted based on an evaluation of time spent (excluding travel time), activity level and results achieved;

•	A cash retainer of $5,000 for serving as chairman of a regular Board committee or the special committee;

•
No meeting fees for the first six Board meetings occurring during the year, but a meeting fee of $1,000 in cash for any additional Board meeting attended and for each committee meeting attended (reduced to $500 in the case of a telephonic meeting lasting one hour or less; excludes meetings of the special committee).

Total outside directors' retainer, meeting and committee fees for fiscal 2012 were $357,000 (Mr. Lumby's compensation is not included). Directors are also entitled to the protection of certain indemnification provisions in SGI's certificate of incorporation and bylaws.

Beginning in fiscal 2010, the Board adopted director ownership guidelines requiring outside directors to hold stock worth three times the annual cash retainer amount by the later of three years after the policy implementation date (May 2009) or three years after his or her initial election to the Board, and five times the annual cash retainer within five years after the later of the policy implementation date or his or her initial election to the Board.

The following table sets forth information regarding compensation earned by outside directors of the Company during fiscal 2012, as well as by George Lumby, who was a member of our Board of Directors during the year and resigned on September 25, 2012, but received compensation for services rendered to the Company as co-administrator of the Company's Spanish subsidiary CdC. The table shows the compensation to Mr. Lumby in all capacities.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jeffrey D. Benjamin	$92,000	$38,001	$—	$—	$—	$—	$130,001
John Moorhead	$91,000	$38,001	$—	$—	$—	$—	$129,001
Christopher W. Nolan, Sr.	$88,000	$38,001	$—	$—	$—	$—	$126,001
Jess M. Ravich	$86,000	$38,001	$—	$—	$—	$—	$124,001
George Lumby	$—	$—	$—	$—	$—	$236,000	$236,000

(1)
The stock-based compensation amounts reported in the “Stock Awards” column represent the aggregate grant-date fair value of the awards granted in fiscal 2011 and computed in accordance with FASB ASC Topic 718. Fair value of a stock award denominated in shares at the grant date is the number of such shares or units times the closing price of a share on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions). On August 15, 2011, Messrs. Benjamin, Moorhead, Nolan and Ravich each received a grant of 13,287 restricted stock units which became vested and non-forfeitable on June 30, 2012.

(2)
We paid Mr. Lumby an annual fee equal to 150,000 euros for his services on behalf of the Company's Spanish subsidiary, CdC, subject to adjustment depending on hours worked. Mr. Lumby's fee for 2012 was 150,000 euros. For purposes of the table, Mr. Lumby’s compensation was converted into U.S. dollars at the rate of 1.34 U.S. dollars to the euro, the average exchange rate for the year. Mr. Lumby's service was not a full-time commitment. Mr. Lumby also received a $35,000 discretionary bonus. He was not separately compensated for his service on the Board of Directors. Mr.Lumby resigned from our Board of Directors on September 25, 2012.

The listing below shows total ownership of the Company's common stock by each of the Company's non-executive directors as of June 30, 2012, in each case including shares issuable in settlement of the restricted stock units which became vested at June 30, 2012:

•	Jeffrey D. Benjamin owned 1,207,764 shares as of June 30, 2012

•	John Moorhead owned 53,327 shares as of June 30, 2012

•	Christopher W. Nolan, Sr owned 53,327 shares as of June 30, 2012

•	Jess M. Ravich owned 324,144 shares as of June 30, 2012

•
At June 30, 2012, each non-executive director met the applicable stock ownership guideline, as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders of the Company

The table below shows certain information regarding the “beneficial ownership” of shares of our common stock by any person who reported being a beneficial owner of more than 5% of the outstanding class of common stock as of September 21, 2012. Persons and groups that beneficially own in excess of 5% of our common stock are required to file certain reports with the Company and with the Securities and Exchange Commission regarding such beneficial ownership.

For purposes of the table below and the table set forth under “Beneficial Stock Ownership of Management,” a person is deemed to be the beneficial owner of any shares of common stock (1) over which the person has or shares, directly or indirectly, voting or investment power, or (2) of which the person has a right to acquire beneficial ownership at September 21, 2012 or at any time within 60 days thereafter. “Voting Power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. We obtained the information provided in the following table from filings with the SEC and from representations made by the persons listed below. The number of shares beneficially owned as shown in the tables below may have been reported as of a date earlier than September 21, 2012, in which case the date of such information is provided in a footnote (all percentage calculations are as of September 21, 2012).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Afinsa Bienes Tangibles, S.A (1) Lagasca 88, 28001 Madrid, Spain	18,642,067	57%	(2)

(1)
Afinsa Bienes Tangibles, S.A. En Liquidacion (“Afinsa”) reported beneficially ownership of 18,642,067 shares of SGI's common stock, including 271,514 shares held directly and 18,370,553 shares (56.1% of the outstanding class) held through its wholly-owned subsidiary, Auctentia, S.L. (“Auctentia”). Auctentia's address is Lagasca 88, 28001 Madrid, Spain.

(2)	This percentage has been calculated based upon 32,808,085 shares of the Company's common stock outstanding as of September 21, 2012.

As a result of certain transactions consummated on September 25, 2012, as of September 27, 2012 the combined holdings of Afinsa and Auctentia were reduced from 57% to 9.9% of the Company's common stock outstanding. Further information regarding these transactions is set forth in Item 1 above, under the caption “Recent Developments,” and in Notes 13 and 21 to our consolidated financial statements, above.

Beneficial Stock Ownership of Management

The following table shows the number of shares of common stock beneficially owned as of September 21, 2012, by each director then serving in office, nominee for director (none at that date) and executive officer named in the Summary Compensation Table, and by the current directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Antonio Arenas	47,603	*
Jeffrey D. Benjamin	1,207,764	3.7%
John U. Moorhead	53,327	0.2%
Christopher W. Nolan, Sr	53,327	0.2%
Jess M. Ravich	324,144	1.0%
Gregory N. Roberts (2)	1,294,825	3.9%
Paul Soth	23,564	0.1%
Arthur Hamilton	—	*
All Executive Officers and Directors, as a group (3)	3,165,661	9.5%
*Less than one percent

(1)
The percentages have been calculated based upon 32,808,085 shares of the Company's common stock outstanding as of September 21, 2012, and such calculations were made in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act.

(2)
Includes 439,825 shares of common stock owned jointly by Mr. Roberts and his wife; 60,000 restricted stock units that vest on June 30, 2013; 625,000 shares owned by an entity owned 50% by Mr. Roberts, as to which Mr. Roberts disclaims beneficial ownership; and 170,000 shares that may be acquired by exercise of options that are exercisable at September 21, 2012 or within 60 days thereafter.

(3)	Includes 232,500 shares that may be acquired upon exercise of options that are exercisable at September 21, 2012 or within 60 days thereafter.

In connection with the rights offering consummated on September 25, 2012, directors and executive officers of the Company have increased their stock ownership to over 20% in the aggregate.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company's Board of Directors has determined that the following members of the Board of Directors qualify as “independent” as that term is currently defined in Rule 5605(a)(2) of the NASDAQ listing standards: Mr. Benjamin, Mr. Moorhead, Mr. Nolan and Mr. Ravich.

Information regarding the Audit Committee and the independence of its members is incorporated into this item by reference to such information set forth in Item 10 above. The Board also has a Compensation Committee and a Nominating and Corporate Governance Committee. Messrs. Benjamin, Moorhead, and Ravich serve on the Compensation Committee. Messrs. Benjamin and Nolan serve on the Nominating and Corporate Governance Committee.

Information regarding compensatory arrangements with Mr. Arenas is set forth above in Item 11.

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

On September 25, 2012, the Company purchased from its principal stockholders, Afinsa and Auctentia, a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia were reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, the Company purchased from Auctentia 20% of the shares of the Company's subsidiary Spectrum PMI, Inc., which is the holding company for the Company's A-Mark Precious Metals, Inc. trading subsidiary. As a result, Spectrum PMI is now wholly owned by the Company. Further information regarding these transactions is set forth in Item 1 above, under the caption “Recent Developments,” and in Notes 13 and 21 to our Consolidated Financial Statements, above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees	2012	2011
Audit (1)	$944,624	$882,057

(1)	Audit fees consisted of services rendered by the principal accountant for the audit and reviews of our annual and quarterly consolidated financial statements.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by the Company's principal accountants must be approved in advance by the Audit Committee. As provided in the Sarbanes-Oxley Act, all audit and non-audit services must be pre-approved by the Audit Committee in accordance with these policies and procedures. Based in part on consideration of the non-audit services provided by BDO USA, LLP during fiscal year 2012 and 2011, the Audit Committee determined that such non-audit services were compatible with maintaining the independence of BDO USA, LLP.

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

Date:	September 27, 2012	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	September 27, 2012
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	September 27, 2012
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	September 27, 2012
Paul Soth	(Principal Financial Officer)

/s/ Antonio Arenas	Director	September 27, 2012
Antonio Arenas

/s/ Jess M. Ravich	Director	September 27, 2012
Jess M. Ravich

/s/ John U. Moorhead	Director	September 27, 2012
John U. Moorhead

/s/ Christopher W. Nolan, Sr.	Director	September 27, 2012
Christopher W. Nolan, Sr.

EXHIBIT INDEX

Regulation S-K Exhibit Table Item No.	Description of Exhibit
3.1.1
Articles of Incorporation of the Greg Manning Delaware, Inc. Incorporated by reference to Exhibit 3.1.1 of the Company's Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.

3.1.2
Certificate of Ownership and Merger of Greg Manning Auctions, Inc. into and with Greg Manning Delaware, Inc. Incorporated by reference to Exhibit 3.1.2 of the Company's Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.

3.1.3
Certificate of Ownership and Merger of Escala Group, Inc. into Greg Manning Auctions, Inc. Incorporated by reference to Exhibit 3(i) of the Company's Current Report on Form 8-K filed October 3, 2005, Commission File No. 1-11988.

3.1.4
Certificate of Ownership and Merger of Spectrum Group International, Inc. with and into Escala Group, Inc. Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K filed on May 29, 2009, Commission File No. 1-11988.

3.2	By-Laws of Spectrum Group International, Inc. Incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K filed on October 8, 2009, Commission File No. 1-11988.
10.1	1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-K filed on October 8, 2009, Commission File No. 1-11988.*
10.2
Amended and Restated Employment Agreement between Registrant and Greg Roberts, dated as of May 13, 2010. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 10-Q filed on May 14, 2010, Commission File No. 1-11988. *

10.3
Employment Agreement between A-Mark Precious Metals, Inc. and Rand LeShay, dated June 1, 2010. Incorporated by reference to Exhibit 10.3 of the Company's Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.*

10.4	Outside Directors' Compensation Policy. Incorporated by reference to Exhibit 10.4 of the Company's Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.*
10.5	Non-Employee Directors Compensation Program. Incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988*
10.6
Form of Restricted Stock Grant Agreement for Employees under the 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K filed on October 8, 2009, Commission File No. 1-11988.*

10.7
Form of U.S. Restricted Stock Units Agreement for Employees under the 1997 Stock Incentive Plan. Incorporated by reference to Exhibit 10.7 of the Company's Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.*

10.8
Registration Rights Agreement, dated as of September 8, 2003, between Registrant and Auctentia, S.L. Incorporated by reference to Appendix E to the Company's Definitive Proxy Statement filed August 13, 2003, Commission File No. 1-11988.

10.9
Securities Purchase Agreement, dated March 5, 2012, among Spectrum Group International, Inc., Afinsa Bienes Tangibles, S.A. En Liquidacion, and Auctentia, S.L Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on March 6, 2012, Commission File No. 1-11988

10.10
Amendment No. 1 to the Securities Purchase Agreement, dated as of July 4, 2012, among Spectrum Group International, Inc., Afinsa Bienes Tangibles, S.A. and Auctentia, S.L. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on July 5, 2012, Commission File No. 1-11988.

10.11
Amendment No. 2 to the Securities Purchase Agreement, dated as of September 14, 2012, among Spectrum Group International, Inc., Afinsa Bienes Tangibles En Liquidacion, S.A. and Auctentia, S.L. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 17, 2012, Commission File No. 1-11988.

10.12
Amendment No. 3 to the Securities Purchase Agreement, dated as of September 18, 2012, among Spectrum Group International, Inc., Afinsa Bienes Tangibles En Liquidacion, S.A. and Auctentia, S.L. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 18, 2012, Commission File No. 1-11988.

10.13
Registration Rights Agreement, dated as of September 26, 2012, by and among the Company and the stockholders identified therein. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on September 25, 2012, Commission File No. 1-11988.

10.14
Contribution and Assumption Agreement, dated as of December 22, 2010, among Bowers & Merena Auctions LLC, Stack's-Bowers Numismatics, LLC and Stack's, LLC. Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on December 29, 2010, Commission File No. 1-11988.

10.15
Contribution and Assumption Agreement, dated as of December 22, 2010, among Bowers & Merena Auctions LLC, Stack's-Bowers Numismatics, LLC and Stack's, LLC. Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on December 29, 2010, Commission File No. 1-11988.

14	Code of Ethics for Senior Financial and Other Officers. Incorporated by reference to Exhibit 14 of the Company's Annual Report on Form 10-K filed on September 16, 2010, Commission File No. 1-11988.
21	Subsidiaries of the Registrant. Filed herewith.
31.1	Certification by the Chief Executive Officer. Filed herewith.
31.2	Certification by the Chief Financial Officer. Filed herewith.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.