Form 10-Q
period 2012-09-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2012-11-13
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of November 8, 2012, the registrant had 30,899,670 shares of Common Stock outstanding, par value $0.01 per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2012

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2012	June 30, 2012 (1)

ASSETS
Current assets:
Cash and cash equivalents	$15,659	$25,305
Receivables and secured loans, net — trading operations	146,341	127,995
Accounts receivable and consignor advances, net — collectibles operations	15,583	20,428
Inventory, net	184,016	157,849
Prepaid expenses and other assets	3,145	2,770
Deferred tax assets	13,231	13,192
Current assets of discontinued operations	—	8,273
Total current assets	377,975	355,812
Property and equipment, net	12,672	11,710
Goodwill	5,986	6,765
Other purchased intangibles, net	6,943	7,157
Restricted cash	572	550
Income tax receivables	2,637	2,637
Deferred tax assets — non-current	1,907	1,207
Other assets	940	943
Non-current assets of discontinued operations	—	1,115
Total assets	$409,632	$387,896
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$145,587	$95,787
Liability on borrowed metals	27,512	27,076
Obligation under product financing arrangement	—	15,576
Accrued expenses and other current liabilities	6,882	9,921
Income taxes payable	15,000	17,860
Lines of credit	120,565	92,669
Debt obligations, current portion	491	154
Current liabilities of discontinued operations	—	8,224
Total current liabilities	316,037	267,267
Deferred and other long-term tax liabilities	8,155	8,010
Debt obligations, net of current portion	6,210	6,574
Other long-term liabilities	649	168
Total liabilities	331,051	282,019
Commitments and contingencies
Redeemable non-controlling interest	56	124
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 30,629 and 32,723 at September 30, 2012 and June 30, 2012, respectively	306	327
Additional paid-in capital	209,576	242,418
Accumulated other comprehensive income	6,194	6,389
Accumulated deficit	(139,828)	(156,777)
Total Spectrum Group International, Inc. stockholders’ equity	76,248	92,357
Non-controlling interest	2,277	13,396
Total stockholders’ equity	78,525	105,753
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$409,632	$387,896

(1)
The condensed consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K, adjusted to reflect discontinued operations. See note 3 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2012	September 30, 2011 (1)
Revenues:
Sales of precious metals	$1,613,615	$2,190,586
Collectibles revenues:
Sales of inventory	46,274	59,900
Auction services	4,978	8,568
Total revenues	1,664,867	2,259,054
Cost of sales:
Cost of precious metals sold	1,608,451	2,182,104
Cost of collectibles sold	43,417	56,386
Auction services expense	2,819	2,539
Total cost of sales	1,654,687	2,241,029
Gross profit	10,180	18,025
Operating expenses:
General and administrative	5,128	6,541
Salaries and wages	5,784	7,768
Depreciation and amortization	505	372
Total operating expenses	11,417	14,681
Operating income (loss)	(1,237)	3,344
Interest and other income (expense):
Interest income	2,188	3,624
Interest expense	(1,082)	(1,288)
Other income (expense), net	139	(628)
Unrealized gain (loss) on foreign exchange	(675)	1,760
Total interest, other income (expense) and unrealized gain (loss) on foreign exchange	570	3,468
Income (loss) from continuing operations before provision for income taxes	(667)	6,812
Provision for income taxes (income tax benefit)	(16)	2,970
Income (loss) from continuing operations	(651)	3,842
Income (loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	(787)	795
Net income (loss)	(1,438)	4,637
Less: net income attributable to the non-controlling interests	(84)	(1,464)
Net income (loss) attributable to Spectrum Group International, Inc.	$(1,522)	$3,173
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$(0.02)	$0.07
Basic - discontinued operations	$(0.03)	$0.03
Diluted - continuing operations	$(0.02)	$0.07
Diluted - discontinued operations	$(0.03)	$0.03
Basic - net income (loss)	$(0.05)	$0.10
Diluted - net income (loss)	$(0.05)	$0.10
Weighted average shares outstanding
Basic	32,783	32,638
Diluted	32,783	32,935
_______________________________
(1) Adjusted to reflect discontinued operations. See note 3 of the notes to Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	September 30, 2012	September 30, 2011
Net income (loss) from continuing operations	$(651)	$3,842
Other comprehensive income (loss) before tax from continuing operations:
Foreign currency translation adjustments	586	(1,533)
Other comprehensive income (loss) before tax from continuing operations	586	(1,533)
Income tax benefit related to components of other comprehensive income from continuing operations	(138)	—
Other comprehensive income (loss), net of tax, from continuing operations	73	2,309
Other comprehensive income, net of tax, from discontinued operations	(683)	9
Comprehensive income (loss)	(610)	2,318
Less: comprehensive income attributable to non-controlling interest	(84)	(1,464)
Comprehensive income (loss) attributable to Spectrum Group International, Inc.	(694)	854

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests (1)	Total Stockholders’ Equity
Balance, June 30, 2012	32,723	327	242,418	6,389	(156,777)	92,357	13,396	105,753
Comprehensive income (loss):
Net income (loss)	—	—	—	—	(1,522)	(1,522)	153	(1,369)
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	828	—	828	—	828
Comprehensive income (loss)	—	—	—	—	—	(694)	153	(541)
Share based compensation	—	—	72	—	—	72	—	72
Issuance of common stock for restricted stock grants	88	1	(1)	—	—	—	—	—
Taxes paid in exchange for cancellation of restricted stock	(3)	—	—	—	—	—	—	—
Repurchase of restricted stock units	—	—	(1)	—	—	(1)	—	(1)
Sale of Stamps business	—	—	(7,192)	(1,023)	7,393	(822)	—	(822)
Retirement of repurchased Afinsa and Auctentia common stock and interest in Spectrum Precious Metals, Inc.	(15,610)	(156)	(51,022)	—	11,272	(39,906)	(11,272)	(51,178)
Issuance of common stock	13,431	134	25,108	—	—	25,242	—	25,242
Restricted capital of foreign subsidiary	—	—	194	—	(194)	—	—	—
Balance, September 30, 2012	30,629	$306	$209,576	$6,194	$(139,828)	$76,248	$2,277	$78,525

(1) Net income (loss) attributable to non-controlling interests for the three months ended September 30, 2012 excludes $69,000 relating to redeemable non-controlling interests which are reflected in temporary equity as of September 30, 2012.

See accompanying notes to Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	September 30, 2012	September 30, 2011(1)
Cash flows from operating activities:
Net income (loss)	$(1,438)	$4,637
(Income) loss from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	787	(795)
Income (loss) from continuing operations	(651)	3,842
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	675	(1,760)
Depreciation and amortization	505	372
Provision for bad debts	42	—
Provision for inventory reserve	19	26
Share based compensation	72	148
Gain on sale of Stamps business	(17)	—
Loss on abandonment of property and equipment	179	—
Changes in assets and liabilities:
Receivables and secured loans	(18,346)	(115,552)
Accounts receivable and consignor advances	(179)	(3,782)
Inventory	(26,760)	21,378
Prepaid expenses and other assets	(1,303)	(1,549)
Liabilities on borrowed metals	436	10,688
Accounts payable, consignor payables, accrued expenses and other liabilities	47,011	142,288
Income taxes receivable/payable	(2,593)	2,119
Deferred taxes and other long-term tax liabilities	(739)	(2)
Accrued litigation settlement	—	(755)
Net cash provided by (used in) operating activities — continuing operations	(1,649)	57,461
Net cash provided by (used in) operating activities — discontinued operations	(1,353)	1,078
Net cash provided by (used in) operating activities	(3,002)	58,539
Cash flows from investing activities:
Capital expenditures for property and equipment	(858)	(898)
Change in restricted cash	(22)	543
Purchases/sales of marketable securities	—	(991)
Divestiture of business	7,750	—
Net cash provided by (used in) investing activities — continuing operations	6,870	(1,346)
Net cash used in investing activities — discontinued operations	(22)	—
Net cash provided by (used in) investing activities	6,848	(1,346)
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	27,896	(18,697)
Borrowings (repayments) on notes payable	(27)	(34)
Obligation under product financing arrangement	(15,576)	—
Issuance of common stock	25,242	—
Retirement of repurchased common stock	(51,178)	—
Repurchase of restricted stock	(1)	—
Distributions paid to non-controlling interest	—	(6)
Net cash used in financing activities — continuing operations	(13,644)	(18,737)
Net cash provided by (used in) financing activities — discontinued operations	—	—
Net cash used in financing activities	(13,644)	(18,737)
Effects of exchange rate changes on cash	152	(195)
Net increase (decrease) in cash and cash equivalents	(9,646)	38,261
Cash and cash equivalents, beginning of period	25,305	24,181
Cash and cash equivalents, end of period	$15,659	$62,442
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$965	$1,224
Income taxes	$3,099	$751
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$(573)	$—
_______________________
(1) Adjusted to reflect discontinued operations. See note 3 of the notes to Condensed Consolidated Financial Statements.
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

Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2012 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2012 Annual Report.

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
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, leasing, consignment, hedging and various customized financial programs. At June 30, 2012, the Company owned 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI was owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. En Liquidacion (“Afinsa”), which, together with Auctentia, owned approximately 57% of the Company's outstanding common stock.

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

Collectibles Segment
The Company's collectibles business operates as an integrated network of global companies concentrating on numismatic (coins and currencies) and rare and fine vintage wines. Products are offered by way of auction or private treaty sales. The Company has offices and auction houses in North America, Europe and Asia. In addition to traditional live auctions, the Company also conducts Internet and telephone auctions, and engages in retail sales. Until the first quarter of fiscal 2013, when the Company sold its Stamps division (defined below), it also was an auctioneer and merchant/dealer of philatelic materials.
European Operations
The European Operations (the “European Operations”) comprised European companies of the Stamps division of the Collectibles segment. The Stamps division (the “Stamps division”) is primarily engaged in the sale of philatelic (stamps) materials by auction. All but one of the European companies were sold on September 13, 2012. See discontinued operations, below (Note 3).

Discontinued Operations
In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of the following entities are now presented as discontinued operations in the condensed consolidated financial statements through the date of dissolution, as applicable.
Discontinued operations generated revenue of $185,000 and $3.7 million for the three months ended September 30, 2012 and 2011.

Stamps Division
On September 13, 2012, the Company completed the sale of its Stamps division for approximately $7.8 million and recognized a gain on sale of $17,000 (Note 3).

Greg Martin Auctions, Inc.
Through January 2011, the Company's wholly owned subsidiary, Greg Martin Auctions, Inc. (“GMA”), operated as an auction house offering antique guns, and armor. On December 1, 2010, the Company executed an agreement to sell certain assets of GMA to a third party for $325,000. The transaction closed on January 31, 2011.
See Note 3 for further information regarding discontinued operations.
Consolidated Joint Ventures
The Company includes in its consolidated financial statements the results of operations and financial position of a joint venture, which is a variable interest entity in which the Company or its wholly-owned subsidiaries are the primary beneficiaries (Note 13).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the three months ended September 30, 2012. See Note 2 to the Company's consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.

Restricted Cash
During the fourth quarter of fiscal 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1,121,000 of cash in escrow consisting of $768,000 for building improvements and a leasing reserve totaling $353,000. As of September 30, 2012, the Company had remaining restricted cash of $572,000, consisting of $272,000 for building improvements and $300,000 for leasing reserve.

Foreign Currency Translation
Assets and liabilities denominated in foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Statements of operations accounts are translated at the average exchange rates during the year. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive income, a component of stockholders' equity. Gains and losses resulting from other foreign currency transactions are included in interest and other income (expense) in the consolidated statements of operations. For the three months ended September 30, 2012 and 2011, the Company recognized unrealized gains (losses) of $(0.7) million and $1.8 million, respectively, on foreign exchange in the condensed consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $29.7 million and $30.9 million at September 30, 2012 and 2011, owed by SGI to certain of its subsidiaries included in its European Operations.

Income Taxes
The Company estimates its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The total unrecognized tax benefit is $27.1 million; $6.8 million of this amount is presented as an accrued liability in the consolidated balance sheet as of September 30, 2012 and is presented within deferred and other long-term tax liabilities. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes (income tax benefit) in the consolidated statements of operations.
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
Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share utilizing the treasury stock method, adjusts the weighted average number of common shares for common stock issuable upon exercise of stock options and other commitments to issue common stock in periods in which they have a dilutive effect, and when the stock awards exercise price is lower than the Company's average share price for the period.

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. Since the Company incurred a net loss for the three months ended September 30, 2012, basic and diluted loss per share were the same because the inclusion of 1,139,918 potential common shares, related to 640,750 outstanding stock options, 461,668 restricted stock grants, and 37,500 stock appreciation rights (“SARs”), in the computation of net loss per share would have been anti-dilutive. In computing diluted earnings per share for the three months ended September 30, 2011, the Company excluded options to purchase 174,750 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock and 556,148 unvested restricted stock units because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at September 30, 2012 and 2011.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended
in thousands	September 30, 2012	September 30, 2011

Basic weighted average shares outstanding (1)	32,783	32,638
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	—	297
Diluted weighted average shares outstanding	32,783	32,935

(1)	Basic weighted average shares outstanding includes the effect of vested but unissued restricted stock grants (see note 15).

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

3. DISCONTINUED OPERATIONS
Stamps Division
On September 13, 2012, the Company completed the sale of its Stamps division for approximately $7.8 million, of which $400,000 is held in escrow. The Company recorded a gain on sale of $17,000 from the transaction.

Greg Martin Auctions, Inc.
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

The table below presents assets and liabilities of discontinued operations as of September 30, 2012 and June 30, 2012:

in thousands	September 30, 2012	June 30, 2012
Assets
Current assets:
Accounts receivable and consignor advances, net - collectible operations	$—	$7,270
Inventory, net	—	589
Prepaid expenses and other assets	—	414
Total current assets	—	8,273
Property and equipment, net	—	513
Goodwill	—	238
Other purchased intangibles, net	—	225
Other assets	—	139
Total assets	$—	$9,388
Liabilities
Accounts payable and consignor payables	$—	$6,003
Accrued expenses and other current liabilities	—	2,046
Income taxes payable	—	174
Total liabilities	$—	$8,223

The following results of operations of the Stamps division and GMA have been presented as discontinued operations in the consolidated statements of operations for all periods presented. In July 2011, the Company received $255,000 from GMA's buyer to finalize the transaction. As a result of finalizing this transaction, GMA recognized a gain of $55,000.

	Three Months Ended
in thousands	September 30, 2012	September 30, 2011
Revenues	$185	$3,729
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, excluding taxes and gain on sales of assets	(1,080)	1,145
Provision for income taxes (income tax benefit)	(293)	350
Income (loss) from discontinued operations	$(787)	$795

4.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the three months ended September 30, 2012 and 2011 are listed below:

	Three Months Ended
	September 30, 2012		September 30, 2011

in thousands	Amount	Percent	Amount	Percent
Total Trading segment revenue	$1,613,615	100.0%	$2,190,586	100.0%
Trading segment customer concentrations
Customer A	$527,416	32.7%	$379,544	17.3%
Customer B	95,219	5.9	404,306	18.5
Total	$622,635	38.6%	$783,850	35.8%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $37.2 million and $39.2 million of secured loans as of September 30, 2012 and June 30, 2012, respectively, are listed below:

	September 30, 2012		June 30, 2012

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$78,717	100.0%	$86,537	100.0%
Trading segment customer concentrations
Customer C	$13,476	17.1%	$7,423	8.6%
Customer D	—	—	55,803	64.5
Total	$13,476	17.1%	$63,226	73.1%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of September 30, 2012 and June 30, 2012, respectively, are listed below:

	September 30, 2012		June 30, 2012

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$37,153	100.0%	$39,201	100.0%
Trading segment customer concentrations
Customer E	$8,539	23.0%	$8,539	21.8%
Customer F	9,239	24.9	6,707	17.1
Total	$17,778	47.9%	$15,246	38.9%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the three months ended September 30, 2012 and 2011 and as of September 30, 2012 and June 30, 2012, the Collectibles segment had no reportable concentrations.

5.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of September 30, 2012 and June 30, 2012:

in thousands	September 30, 2012	June 30, 2012

Customer trade receivables	$6,103	$58,518
Wholesale trade advances	14,306	15,456
Secured loans	37,153	39,201
Due from M.F. Global, Inc. trustee	4,066	5,692
Due from other brokers and other	54,242	6,871
Subtotal	115,870	125,738
Less: allowance for doubtful accounts	(102)	(102)
Less: M.F. Global, Inc. trustee reserve	(1,016)	(1,016)
Subtotal	114,752	124,620
Derivative assets — open purchase and sales commitments	31,589	—
Derivative assets — futures contracts	—	3,375
Receivables and secured loans, net — trading operations	$146,341	$127,995
Customer trade receivables represent short-term, non-interest bearing amounts due from metal sales and are generally secured by the related metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.
Wholesale trade advances represent advances of refined materials to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. These advances are secured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints.
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of September 30, 2012 and June 30, 2012, the loans carried average effective interest rates of 9.5% and 9.2%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
Until October 31, 2011, A-Mark maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). A-Mark used this account to enter into future transactions to hedge the risk related to its positions with counterparties and physical inventories. MFGI filed for bankruptcy protection on October 31, 2011. At the time MFGI filed for bankruptcy, A-Mark had $20.3 million in funds held at MFGI of which $14.6 million, or 72%, of A Mark's MFGI Equity was returned to A-Mark in December 2011 pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million. In July 2012, A-Mark received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI. There have been press reports of shortfalls in the segregated customer accounts at MFGI. The Company estimates that $1.0 million may be uncollectible and as such has recorded a reserve for this potential loss as of September 30, 2012. The Company believes the MFGI trustee will settle the outstanding receivable with A-Mark shortly and as such the Company classified this receivable as a current asset.
The Company's derivative liabilities (see Note 11) represent the net fair value of the difference between market value and trade value at trade date for open metals purchases and sales contracts, as adjusted on a daily basis for changes in market values of the underlying metals, until settled. The Company's derivative assets represent the net fair value of open metals forwards and futures contracts. The metals forwards and futures contracts are settled at the contract settlement date.
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of September 30, 2012 and June 30, 2012:

in thousands	September 30, 2012	June 30, 2012 (1)

Auction and trade	$14,832	$20,138
Derivative assets — future contracts	—	98
Due from brokers	952	368
Subtotal	15,784	20,604
Less: allowance for doubtful accounts	(201)	(176)
Accounts receivable and consignor advances, net — collectibles operations	$15,583	$20,428
____________________
(1) Adjusted to reflect discontinued operations
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2012 and June 30, 2012 is appropriate. However, actual write-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments for the three months ended September 30, 2012 and year ended June 30, 2012 are as follows:

in thousands	September 30, 2012	June 30, 2012 (1)

Beginning balance	$(1,294)	$(241)
Provision for losses	(42)	(1,171)
Charge-offs to reserve	19	110
Foreign currency exchange rate changes	(2)	8
Ending balance	$(1,319)	$(1,294)
____________________
(1) Adjusted to reflect discontinued operations

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
The Company's classes, which align with management reporting, are as follows:

in thousands	September 30, 2012		June 30, 2012

Bullion	$12,432	33.5%	$12,991	33.1%
Collectibles	24,721	66.5%	26,210	66.9%
Total	$37,153	100.0%	$39,201	100.0%

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
There were no impaired loans as of September 30, 2012 and June 30, 2012.
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
There were no non-performing loans as of September 30, 2012 and June 30, 2012.
Further information about the Company credit quality indicator includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	September 30, 2012		June 30, 2012

Loan-to-value of 75% or more	$2,110	5.7%	$9,914	25.3%
Loan-to-value of less than 75%	35,043	94.3%	29,287	74.7%
Total	$37,153	100.0%	$39,201	100.0%

No loans have a loan-to-value in excess of 100% at September 30, 2012 and June 30, 2012.

6.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of September 30, 2012 and June 30, 2012 was $2.5 million and $1.8 million, respectively. For the three months ended September 30, 2012 and 2011, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $11.8 million and $6.4 million, respectively. These unrealized gains(losses) are included as a reduction of the cost of products sold in the accompanying consolidated statements of operations. Such gains (losses) are generally offset by the results of hedging transactions, which have been reflected as a net gain(loss) on derivative instruments, which is a component of cost of precious metals sold in the consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements of $27.5 million and $27.1 million as of September 30, 2012 and June 30, 2012, respectively. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 11).
The Trading segment's inventories also include amounts for obligation under a product financing arrangement totaling $0 and $15.6 million as of September 30, 2012 and June 30, 2012 respectively (See Note 10).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2012 and June 30, 2012 totaled $7.6 million and $21.9 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of September 30, 2012 and June 30, 2012 consisted of the following:

in thousands	September 30, 2012	June 30, 2012 (1)

Trading segment inventory	$162,861	$136,533
Less: reserve for loss	—	—
Trading, net	$162,861	$136,533
Collectibles segment inventory	$21,808	$22,033
Less: reserve for loss	(653)	(717)
Collectibles, net	$21,155	$21,316
Total inventory, gross	$184,669	$158,566
Less: reserve for loss	(653)	(717)
Net inventory	$184,016	$157,849
____________________
(1) Adjusted to reflect discontinued operations

Activity in the reserve for inventory loss for the three months ended September 30, 2012 and year ended June 30, 2012 are as follows:

	Three Months Ended	Year Ended
in thousands	September 30, 2012	June 30, 2012 (1)

Beginning balance	$(717)	$(706)
Provision for loss	(19)	(517)
Charge-offs to reserve	83	506
Foreign currency exchange rate changes	—	—
Ending balance	$(653)	$(717)
____________________
(1) Adjusted to reflect discontinued operations

7. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The changes in the carrying values of goodwill by business segment for the three months ended September 30, 2012 are described below:

in thousands	Trading	Collectibles	Total
Balance as of June 30, 2012 (1)
Goodwill	4,884	6,144	11,028
Accumulated impairment losses	—	(4,263)	(4,263)
	4,884	1,881	6,765
Adjustment to goodwill due to foreign currency exchange rate changes	—	242	242
Disposals related to sale of stamps division	—	(1,021)	(1,021)
Goodwill impairment	—	—	—
Balance as of September 30, 2012
Goodwill	4,884	5,365	10,249
Accumulated impairment losses	—	(4,263)	(4,263)
	$4,884	$1,102	$5,986
____________________
(1) Adjusted to reflect discontinued operations
Cumulative goodwill impairment totaled $4.3 million as of September 30, 2012 and $4.3 million as of June 30, 2012. Please see note below regarding increases in goodwill related to the acquisition of Stack's, LLC (“Stack's”). Changes in goodwill were related to acquisitions and foreign currency translation adjustments within the European operations.
Other Purchased Intangible Assets
The carrying value of other purchased intangibles as of September 30, 2012 and June 30, 2012 is as described below:

		September 30, 2012				June 30, 2012 (1)

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,479	$—	$(798)	$2,681	$3,479	$—	$(798)	$2,681
Customer lists	5 - 15	9,057	(4,400)	(419)	4,238	9,057	(4,190)	(419)	4,448
Non-compete and other	4	2,270	(2,246)	—	24	2,270	(2,242)	—	28
Purchased intangibles subject to amortization		11,327	(6,646)	(419)	4,262	11,327	(6,432)	(419)	4,476
		$14,806	$(6,646)	$(1,217)	$6,943	$14,806	$(6,432)	$(1,217)	$7,157

____________________
(1) Adjusted to reflect discontinued operations

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2012 and 2011 was $214,000 and $179,000, respectively. On November 23, 2010, Bowers and Merena Auctions, LLC (“B&M”) purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists.
On January 3, 2011, B&M formed LLC, a Delaware limited liability company with Stack's, a Delaware limited liability company (See Note 13).
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,
2013 (remaining 9 months)	$624
2014	683
2015	567
2016	518
2017	479
Thereafter	1,391
Total	$4,262

8.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable and consignor payables consists of the following:

in thousands	September 30, 2012	June 30, 2012 (1)

Trade payable to customers and consignor payables	$19,575	$12,855
Advances from customers	71,839	21,368
Net liability on margin accounts	20,468	14,842
Other accounts payable	290	464
Derivative liabilities — open purchases and sales commitments	33,318	45,932
Derivative liabilities — forward contracts	97	326
	$145,587	$95,787
____________________
(1) Adjusted to reflect discontinued operations

9.	INCOME TAXES

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

Income tax provision/(benefit) on continuing operations for the three months ended September 30, 2012 and 2011 consists of $104,295 and $152,551 on earnings in tax jurisdictions outside the U.S. and $(120,662) and $2.8 million related to U.S. federal and state jurisdictions, respectively. Our effective tax rate was 2.45% and 43.60% for the three months ended September 30, 2012 and 2011, respectively.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the quarter ended September 30, 2012, management concluded that, with the exception of foreign tax credits which require foreign source income to be reported in the U.S., certain state net operating loss carryforwards, and capital loss carryforward, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. Due to the impact of the sale of the stamp division, the valuation allowance was increased by $203,213 during the quarter ended September 30, 2012. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $9.0 million and $8.8 million as of September 30, 2012 and June 30, 2012 respectively.

The Company is currently under examination by the Internal Revenue Service (IRS) for the years ended June 30, 2004 through 2010. With few exceptions, either examinations have been completed by tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. The Company's Spanish operations are also currently under examination. For our remaining foreign operations, either examinations have been completed by the tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2002.

As of September 30, 2012, the Company had $27.1 million of unrecognized tax benefits and $1.4 million relating to interest and penalties. Of the total unrecognized tax benefits, $27.1 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.1 million during the three months ended September 30, 2012 and $0.1 million during the three months ended September 30, 2011. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next six to twelve months; however the Company is unable to predict the outcome at this time.

10.	FINANCING AGREEMENTS

The Company has the following amounts outstanding under financing agreements as of September 30, 2012 and September 30, 2011:

in thousands	September 30, 2012	June 30, 2012
Liability on borrowed metals	$27,512	$27,076
Obligation under product financing agreement	$—	$15,576
Lines of credit:
Trading credit facility	$116,250	$91,000
Collectibles credit facility	3,750	—
LLC credit facility	565	1,669
Total lines of credit	$120,565	$92,669
Debt obligations:
Note payable for acquired assets, plus accrued interest	$335	$330
Note payable for building, plus accrued interest	6,366	6,398
Total debt obligations	$6,701	$6,728

Liability on Borrowed Metals
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $27.5 million and $27.1 million as of September 30, 2012 and June 30, 2012, respectively. Certain of these metals are secured by letters of credit issued under A-Mark's borrowing facility, which totaled $8.5 million and $7.0 million as of September 30, 2012 and June 30, 2012, respectively.

Obligation Under Product Financing Agreement
A-Mark entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory are carried at fair value, with changes in fair value recorded as a component of cost of precious metals sold in the consolidated statements of operations. Such obligation totaled $0 and $15.6 million as of September 30, 2012 and June 30, 2012, respectively.

Lines of Credit
Trading Credit Facility
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of September 30, 2012, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.22% and 0.24% as of September 30, 2012 and June 30, 2012, respectively. Borrowings are due on demand and totaled $116.3 million and $91.0 million for lines of credit and $8.5 million and $7.0 million for letters of credit at September 30, 2012 and at June 30, 2012, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $45.3 million and $65.0 million at September 30, 2012 and June 30, 2012, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of September 30, 2012 was $33.4 million and $60.2 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.9 million and $1.1 million for the three months ended September 30, 2012 and 2011, respectively.
Collectibles Credit Facility
In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), B&M, and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line of credit (the “Collectibles Credit Facility”). As of September 30, 2012, the maximum of the Collectibles Credit Facility was $5.0 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change, plus a margin. As of September 30, 2012 and June 30, 2012 borrowings are due on demand and totaled $3.8 million and $0, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of September 30, 2012, the total amount borrowed with this lender was $23.0 million, which consisted of $19.3 million by A-Mark and $3.8 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of September 30, 2012 were $0. As of June 30, 2012 the total amount borrowed with this lender was $18.0 million, which consisted of $0 by SNI and $18.0 million by A-Mark.

Interest expense related to SNI's borrowing arrangements totaled $35,000 and $57,000 for the three months ended September 30, 2012 and 2011, respectively.

LLC Credit Facility
LLC has a Revolving Credit Facility with its related party effective on January 1, 2011 and amended on April 28, 2011. This Revolving Credit Facility entitled LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of September 30, 2012 and June 30, 2012, LLC had borrowed $0.6 million and $1.7 million, and incurred interest expense of $18,000 and $16,000 for the three months ended September 30, 2012 and 2011.

Other Debt Obligations
Note Payable for Acquired Assets
On November 23, 2010, B&M purchased certain assets of Summit Rare Coins for $300,000 which was reflected as an increase to customer lists (Note 7) with a corresponding increase to note payable of $300,000. The loan bears interest at the rate of 6.0% per annum. The loan matures on March 31, 2013, at which time the then outstanding principal balance of the loan and accrued interest are due and payable in full. As of September 30, 2012 and June 30, 2012 the outstanding principal balance was $300,000 and $300,000, and interest expense was $5,000 and $4,600 for the three months ended September 30, 2012 and 2011, respectively.

Note Payable for Building
On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.250 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.524 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of September 30, 2012 and June 30, 2012, the outstanding principal balance was $6.4 million and $6.4 million, and interest expense was $0.1 million and $0.1 million for the three months ended September 30, 2012 and 2011.
The following table represents future obligations pertaining to the principal payments on the McGaw note:

Years ended June 30,	Amount

in thousands
2013 (remaining 9 months)	$102
2014	142
2015	6,102
Total	$6,346

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Open purchase and sale commitments are subject to changes in value between the date the purchase or sale price is fixed (the “trade date”) and the date the metal is received or delivered (the “settlement date”). The Company seeks to minimize the effect of price changes of the underlying commodity through the use of forward and futures contracts.
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5 and 8). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three months ended September 30, 2012 and 2011 were $20.2 million and $(30.3) million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at September 30, 2012 and at June 30, 2012:

in thousands	September 30, 2012	June 30, 2012
Trading Inventory, net	$162,861	$136,533
Less unhedgable inventory:
Premium on metals position	(2,458)	(1,824)
Subtotal	160,403	134,709
Commitments at market:
Open inventory purchase commitments	617,395	392,307
Open inventory sale commitments	(401,395)	(140,823)
Margin sale commitments	(49,395)	(39,716)
Unhedgable premiums on open commitment positions	63	458
Inventory borrowed from suppliers	(27,512)	(27,076)
Product financing obligation	—	(15,576)
Advances on industrial metals	2,362	757
Inventory subject to price risk	301,921	305,040
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	35,766	59,659
Precious metals futures contracts at market values	267,170	244,954
Total market value of derivative financial instruments	302,936	304,613
Net inventory subject to price risk	$(1,015)	$427

in thousands	September 30, 2012	June 30, 2012
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(1,015)	$427
Open inventory sale commitments with affiliates	(555)	(574)
Open inventory purchase commitments with affiliates	1,006	254
Net inventory subject to price risk, A-Mark stand-alone basis	$(564)	$107
The unhedgable premium on open commitment positions is equal to total premium less hedgable premium, where the premium value is based upon a percentage of the underlying bullion value. At September 30, 2012, total premium on open commitment positions was $0.1 million, of which $0 million was deemed hedgable. At June 30, 2012, total premium on open commitment positions was $0.5 million, of which $0 was deemed hedgable.
At September 30, 2012 and June 30, 2012, the Company had the following outstanding commitments:

in thousands	September 30, 2012	June 30, 2012

Purchase commitments	$617,395	$392,307
Sale commitments	(401,395)	(140,823)
Open forward contracts	35,766	59,659
Open futures contracts	267,170	244,954
The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2012 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2012, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

12. RELATED PARTY TRANSACTIONS

Royalties to Former Owner
As part of the A-Mark sale agreement dated July 15, 2005, the former owner is paid royalties for his portion of income earned on a specific type of transaction. The Trading segment accrued $85,000 and $504,000 in royalty expenses as of September 30, 2012 and June 30, 2012, respectively.
Transactions with Directors and Officers
From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase and consignment is made under substantially the same conditions that are applicable to third parties. During the three months ended September 30, 2012 and 2011, the Company's officers and directors purchased from the Company $29,000 and $1.1 million, respectively, and consigned $0 and $0, respectively, in collectibles.
Transactions with Other Related Parties
During the three months ended September 30, 2012, the Company purchased $2.5 million in collectibles from a business partner of the Company's Chief Executive Officer.
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

After giving effect to these transactions, there are, as of September 30, 2012, outstanding 30,628,990 shares of common stock, of which 3,032,271 shares are owned by Afinsa and Auctentia. Accordingly, Afinsa and Auctentia no longer control the Company.
Other Transactions with Afinsa
On June 27, 2011, the Company and Afinsa entered into a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Köhler Auktionshaus GmbH and Heinrick Köhler Briefmarkenhandel acted as the auctioneer for the sale of the philatelic materials owned by Afinsa. During the three months ended September 30, 2012 and 2011, Heinrich Köhler Auktionshaus GmbH and Heinrich Köhler Briefmarkenhandel earned $57,000 and $16,000 in related auction commissions.
Related Party Credit Facility
Stack's-Bowers Numismatics, LLC has a maximum $2.0 million Revolving Credit Facility with its related party (Note 10).

13.	NON-CONTROLLING INTERESTS

Non-controlling interests include Auctentia’s 20% share in the net assets and income of A-Mark through September 25, 2012, and the outside partners' interests in the net assets and income of the joint ventures described below.
LLC
On January 3, 2011, B&M, a wholly owned subsidiary of SGI, formed LLC with Stack's for the purpose of selling retail coins, paper money and other numismatic collectibles. B&M contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) plus cash in the amount of $3,760,000 to the LLC in exchange for a 51% membership interest in the LLC, and Stack's contributed substantially all of its operating assets (excluding inventory, accounts receivable and other specified assets) to the LLC plus $490,000 in cash in exchange for a 49% membership interest in the LLC and cash in the amount of $3,250,000. LLC assumed the operations of both B&M and Stack's. SGI accounted for this transaction as an acquisition of Stack's assets and consolidates the operations of the LLC for financial reporting purposes.
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

The Company's consolidated balance sheets include the following non-controlling interests as of September 30, 2012 and June 30, 2012:

in thousands	September 30, 2012	June 30, 2012

Auctentia 20% interest in Spectrum PMI through September 25, 2012 - (Spectrum PMI owned 100% of A-Mark Precious Metals)	$—	$10,935
LLC 49% interest	2,277	2,461
Non controlling interest presented as a component of stockholders' equity	2,277	13,396
Calzona redeemable 65% interest presented as temporary equity	56	124
	$2,333	$13,520
The Company's consolidated statements of operations for the three months ended September 30, 2012 and 2011 includes the following non-controlling interest in net income (loss):

	Three Months Ended
in thousands	September 30, 2012	September 30, 2011

Auctentia 20% interest in Spectrum PMI through September 25, 2012 - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$337	$781
LLC 49% interest	(184)	683
Calzona redeemable 65% interest	(69)	—
	$84	$1,464

14. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 to the notes to Consolidated Financial Statements in the 2012 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments.
Certain legal proceedings in which the Company is involved are discussed in Part I, Item 3 and in Note 15 to the notes to the Consolidated Financial Statements in its 2012 Annual Report. There have been no material changes.

15.	STOCKHOLDERS’ EQUITY
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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At September 30, 2012, there were 170,409 shares remaining available for future awards under the 1997 Plan.
Employee Stock Options. During the three months ended September 30, 2012 and 2011, the Company recorded expense of $0 and $24,000 in the condensed consolidated statements of operations related to the vesting of previously issued employee stock options.

The following table summarizes the stock option activity for the three months ended September 30, 2012:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2012	640,750	$5.41	$—	$1.60
Granted through stock option plan	—	—	—	—
Exercised	—	—	—	—
Cancellations, expirations and forfeitures	—	—	—	—
Outstanding at September 30, 2012	640,750	5.41	$—	1.60
Shares exercisable at September 30, 2012	640,750	5.41	$—	1.60
Following is a summary of the status of stock options outstanding at September 30, 2012:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	468,000	2.28	$2.36	468,000	$2.36
5.01	10.00	7,750	1.10	8.97	7,750	8.97
10.01	15.00	165,000	1.51	13.90	165,000	13.90
		640,750	2.07	5.41	640,750	5.41
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the three months ended September 30, 2012 and 2011, the Company granted 79,168 and 53,148 restricted shares at a weighted average issuance price of $1.64 and $2.86, respectively. Such shares generally vest after 2 years from the date of grant. Total compensation expense recorded for restricted shares for the three months ended September 30, 2012 and 2011 was $72,000 and $147,000, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $353,000, which will be recorded over a weighted average period of approximately 1.6 years.
The following table summarizes the restricted stock activity for the three months ended September 30, 2012:

	Shares	Weighted Average Share Price at Grant Date
Outstanding at June 30, 2012	470,648	$2.16
Shares granted	79,168	1.64
Shares issued	(88,148)	2.50
Shares forfeited	—	—
Outstanding at September 30, 2012	461,668	2.01
Vested but unissued at September 30, 2012	2,500	1.68
No tax benefit was recognized in the condensed consolidated statements of operations related to share-based compensation for the three months ended September 30, 2012 and 2011.
Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of September 30, 2012 and as of June 30, 2012, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At September 30, 2012 and at June 30, 2012, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three months ended September 30, 2012 and 2011, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of seven years. There is no remaining compensation expense that will be recorded for these awards.

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

16.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles (Note 1).

	Three Months Ended
in thousands	September 30, 2012	September 30, 2011 (1)

Revenue:
Trading	$1,613,615	$2,190,586
Collectibles:
Numismatics	50,586	67,277
Philatelic	—	(37)
Wine	666	1,228
Total Collectibles	51,252	68,468
Total revenue	$1,664,867	$2,259,054

in thousands	Three Months Ended
Revenue by geographic region (as determined by location of subsidiaries):	September 30, 2012	September 30, 2011 (1)

United States	$1,553,668	$2,164,605
Europe	111,199	94,449
Total revenue	$1,664,867	$2,259,054

in thousands	Three Months Ended
Operating income (loss):	September 30, 2012	September 30, 2011 (1)

Trading	$2,167	$4,558
Collectibles	(772)	1,725
Corporate expenses	(2,632)	(2,939)
Total operating income (loss)	$(1,237)	$3,344

in thousands	Three Months Ended
Depreciation and amortization:	September 30, 2012	September 30, 2011 (1)

Trading	$197	$173
Collectibles	226	180
Corporate	82	19
Total depreciation and amortization	$505	$372
____________________
(1) Adjusted to reflect discontinued operations

in thousands	September 30, 2012	June 30, 2012 (1)
Inventories by segment/geographic region:
Trading:
United States	$162,861	$136,533
Total Trading	162,861	136,533
Collectibles:
United States	21,155	21,316
Total Collectibles	21,155	21,316
Total inventories	$184,016	$157,849

in thousands	September 30, 2012	June 30, 2012 (1)
Total assets by segment/geographic region:
Trading:
United States	$295,139	$255,578
Europe	749	2,263
Total Trading	295,888	257,841
Collectibles:
United States	94,773	100,404
Europe	814	6,781
Asia	—	706
Total Collectibles	95,587	107,891
Corporate and other	18,157	12,776
Discontinued operations:
Europe	—	8,096
Asia	—	1,292
Total assets	$409,632	$387,896

in thousands	September 30, 2012	June 30, 2012 (1)
Total long term assets by segment/geographic region:
Trading:
United States	$9,419	$9,534
Europe	101	102
Total Trading	9,520	9,636
Collectibles:
United States	6,747	6,818
Europe	27	27
Total Collectibles	6,774	6,845
Corporate and other	13,456	13,280
Europe	—	918
Asia	—	198
Total long term assets	$29,750	$30,877
____________________
(1) Adjusted to reflect discontinued operations

17.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2012
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$162,861	$—	$—	$162,861
Derivative assets — open purchases and sale commitments	—	31,589	—	31,589
Total assets valued at fair value:	$162,861	$31,589	$—	$194,450
Liabilities:
Liability on borrowed metals	$(27,512)	$—	$—	$(27,512)
Liability on margin accounts	(20,468)	—	—	(20,468)
Derivative liabilities — open sales and purchase commitments	—	(33,318)	—	(33,318)
Derivative liabilities — forward contracts	—	(97)	—	(97)
Total liabilities valued at fair value	$(47,980)	$(33,415)	$—	$(81,395)

	June 30, 2012
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$136,533	$—	$—	$136,533
Derivative assets — future contracts	—	3,473	—	3,473
Total assets valued at fair value:	$136,533	$3,473	$—	$140,006
Liabilities:
Liability on borrowed metals	$(27,076)	$—	$—	$(27,076)
Obligation under product financing arrangement	(15,576)	—	—	(15,576)
Liability on margin accounts	(14,842)	—	—	(14,842)
Derivative liabilities — open sales and purchase commitments	—	(45,932)	—	(45,932)
Derivative liabilities — forward contracts	—	(326)	—	(326)
Total liabilities valued at fair value:	$(57,494)	$(46,258)	$—	$(103,752)

There were no transfers in or out of Level 3 during the three months ended September 30, 2012 and 2011.

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

Obligation Under Product Financing
Obligation under product financing is the amount required to repurchase outstanding inventory under an agreement with a third party for the sale of gold and silver (Note 10). This obligation is carried at fair value, which is determined primarily using quoted market pricing and data derived from the markets on which the underlying gold and silver are traded. The obligation is classified in Level 1 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
The Company's goodwill and other purchased intangible assets may be measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if their are impaired. As of September 30, 2012, the Company's goodwill and other purchased intangibles were not impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three months ended September 30, 2012 and 2011.
Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments that are not required to be carried in the consolidated balance sheets at fair value on either a recurring or non-recurring basis as follows:

	September 30, 2012		June 30, 2012
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value	Level in fair value hierarchy

Cash and cash equivalents	$15,659	$15,659	$25,305	$25,305	1
Restricted cash	572	572	550	550	1
Receivables and secured loans	146,341	146,341	127,995	127,995	2
Accounts receivable and consignor advances	15,583	15,583	20,428	20,428	2
Accounts payable and consignor payables	145,587	145,587	95,787	95,787	2
Lines of credit	120,565	120,565	92,669	92,669	2
Notes payable	6,701	6,701	6,728	6,728	2

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

18. SUBSEQUENT EVENTS

On October 25, 2012, the Board of Directors approved a stock option grant to Jeffrey Benjamin, the non-executive Chairman of the Board of Directors (the “Chairman”), to purchase 500,000 shares of the Company's common stock. The stock options have an exercise price of $2.00, the closing price of the Company's common stock on October 25, 2012, expire in ten years, and 20% of the options vest on each of the first five anniversaries of the grant date.  Vesting would accelerate in the event of death, disability, or change in control, or if the Chairman ceased to serve on the Board at a time he remained willing to do so.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this annual report.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

INTRODUCTION
Management's discussion and analysis of financial condition and results of operations is provided as a supplement to the accompanying condensed consolidated financial statements and related notes to help provide an understanding of our financial condition, the changes in our financial condition and the results of operations. Our discussion is organized as follows:

•
Overview. This section provides a general description of our business, as well as recent significant transactions and events that we believe are important in understanding the results of operations, as well as to anticipate future trends in those operations.

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three months ended September 30, 2012 and September 30, 2011.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of September 30, 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•
Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements in the 2012 Annual Report on Form 10-K.

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

For the three months ended September 30, 2012, our Trading and Collectibles segments represented $1.61 billion, or 96.9%, and $51.3 million, or 3.1%, of our total revenues of $1.66 billion, and achieved $2.2 million and $(0.8) million, respectively, in operating income (loss), contributing to total operating loss of $(1.2) million after corporate expenses totaling $2.6 million. For the three months ended September 30, 2011, our Trading and Collectibles segments represented $2.19 billion, or 97.0%, and $68.5 million, or 3.0%, of our total revenues of $2.26 billion, and achieved $4.6 million and $1.7 million, respectively, in operating income, contributing to total operating income of $3.3 million.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2012 and 2011
Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2012 and 2011 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2012	revenue	2011	revenue	(decrease)	(decrease)
Revenue	$1,664,867	100.0%	$2,259,054	100.0%	$(594,187)	(26.3)%
Gross profit	10,180	0.6	18,025	0.8	(7,845)	(43.5)
General and administrative expenses	5,128	0.3	6,541	0.3	(1,413)	(21.6)
Salaries and wages	5,784	0.3	7,768	0.3	(1,984)	(25.5)
Depreciation and amortization	505	—	372	—	133	35.8
Operating income (loss)	(1,237)	(0.1)	3,344	0.1	(4,581)	(137.0)
Interest income	2,188	0.1	3,624	0.2	(1,436)	(39.6)
Interest expense	(1,082)	(0.1)	(1,288)	(0.1)	(206)	(16.0)
Other income (expense), net	139	—	(628)	—	767	122.1
Unrealized gain (loss) on foreign exchange	(675)	—	1,760	0.1	(2,435)	(138.4)
Income (loss) from continuing operations before provision for income taxes	(667)	—	6,812	0.3	(7,479)	(109.8)
Provision for income taxes (income tax benefit)	(16)	—	2,970	0.1	(2,986)	(100.5)
Income (loss) from continuing operations	(651)	—	3,842	0.2	(4,493)	(116.9)
Income from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	(787)	—	795	—	(1,582)	(199.0)
Net income (loss)	(1,438)	(0.1)	4,637	0.2	(6,075)	(131.0)
Less: net income attributable to the non-controlling interests	(84)	—	(1,464)	(0.1)	(1,380)	(94.3)
Net income (loss) attributable to Spectrum Group International, Inc.	$(1,522)	(0.1)%	$3,173	0.1%	$(4,695)	(148.0)%

			Increase/	% of Increase/
	2012	2011	(decrease)	(decrease)
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$(0.02)	$0.07	$(0.09)	(128.6)%
Basic - discontinued operations	$(0.03)	$0.03	$(0.06)	NM
Diluted - continuing operations	$(0.02)	$0.07	$(0.09)	(128.6)%
Diluted - discontinuing operations	$(0.03)	$0.03	$(0.06)	NM
Basic - net income (loss)	$(0.05)	$0.10	$(0.15)	(150.0)%
Diluted - net income (loss)	$(0.05)	$0.10	$(0.15)	(150.0)%

Weighted average shares outstanding
Basic	32,783	32,638
Diluted	32,783	32,935

NM - not meaningful
Revenues and Gross Profit
Revenues for the three months ended September 30, 2012 decreased $594.2 million, or 26.3%, to $1.66 billion from $2.26 billion in 2011. Our Trading segment revenues decreased $577.0 million, or 26.3%, to $1.61 billion for the three months ended September 30, 2012 versus $2.19 billion in the prior year. This decrease was primarily due to a slight decrease in average precious metals prices and a decrease in the ounces of precious metals sold. Our Collectibles segment revenues decreased $17.2 million, or 25.1%, to $51.3 million for the three months ended September 30, 2012 from $68.5 million in 2011. This decrease was primarily due to a decrease in numismatic activity. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the three months ended September 30, 2012 decreased $7.8 million to $10.2 million, or a gross profit margin of 0.6%, from $18.0 million, or a gross profit margin of 0.8% in 2011. The decrease was attributable to both Trading and Collectibles segments. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments, below.
Operating Expenses
General and administrative expenses decreased $1.4 million, or 21.6%, to $5.1 million in the three months ended September 30, 2012 from $6.5 million in 2011. This decrease is primarily attributable to an effort to reduce costs in our Collectibles segment, including spending on outside consultants and travel.
Salaries and wages decreased $2.0 million, or 25.5%, to $5.8 million in the three months ended September 30, 2012 from $7.8 million in 2011. The decrease in salaries and wages was primarily the result of a decline in bonuses as a result of lower than expected performance in our Trading and Collectibles segments, decreased headcount, and severance payments.
Depreciation and amortization expense increased $0.1 million, or 35.8%, to $0.5 million for the three months ended September 30, 2012 from $0.4 million in 2011. The increase is primarily a result of purchases of property and equipment for the McGaw building.
Interest Income
Interest income decreased $1.4 million, or 39.6%, to $2.2 million for the three months ended September 30, 2012 from $3.6 million in 2011. The decrease was primarily due to a decrease in our Trading segment's financing and liquidity service business.
Interest Expense
Interest expense for the three months ended September 30, 2012 decreased $0.2 million, or 16.0% to $1.1 million for the three months ended September 30, 2012 from $1.3 million in 2011. The decrease was related primarily to usage of our Trading segment's line of credit (the “Trading Facility”) as well as our Collectibles line of credit (the “Collectibles Facility”). Both our Trading and Collectibles segment utilize their lines of credit extensively for working capital requirements. For the three months ended September 30, 2012, our consolidated average debt balance was approximately $103.4 million, excluding the debt on the mortgage on the McGaw building totaling $6.4 million and the note payable to Summit Coins of $0.3 million, compared to $132.3 million in the three months ended September 30, 2011.
Net Other Income (Expenses)
Net other income (expenses) for the three months ended September 30, 2012 increased by $0.8 million to $0.1 million income from $0.6 million expense in 2011. The increase was due to various miscellaneous items.

Provision for Income Taxes (Income Tax Benefit)
Our provision for income taxes (income tax benefit) on continuing operations was approximately $(16,000) and $3.0 million for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was 2.5% and 43.6% for the three months ended September 30, 2012 and 2011, respectively.  The primary difference in the effective tax rate from September 30, 2012 to September 30, 2011 is the result of withholding tax on the dividend from a foreign subsidiary which, relative to the first quarter pre-tax book loss, reduces the rate of the total tax benefit recognized. The Company's effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials. Our projected annual effective tax rate for the fiscal year ending June 30, 2013 is 43.0% compared to an actual rate of 48.0% for the fiscal year ended June 30, 2012.
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
Income from Discontinued Operations
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. (“GMA”). On September 13, 2012, the Company completed the sale of its Stamps division. The results of operations of GMA and the Stamps division are presented as discontinued operations for all periods presented in the condensed consolidated financial statements. See Note 3 of the accompanying notes to condensed consolidated financial statements. Income (loss) from discontinued operations decreased $1.6 million to a loss of $(0.8) million in the three months ended September 30, 2012 from $0.8 million income in 2011. The Stamps division did not hold any auctions from July 1, 2012 through September 13, 2012, resulting in a decrease in revenue of $3.5 million.
Non-controlling Interests
Net income attributable to non-controlling interests decreased $1.4 million, or 94.3%, to $0.1 million for the three months ended September 30, 2012 from $1.5 million in 2011. The change was primarily due to a decrease in net income (loss) of Stacks-Bowers Numismatics, LLC and our A-Mark subsidiary.
Net Income Attributable to SGI
Net income attributable to SGI decreased $4.7 million, or 148.0%, to $1.5 million in the three months ended September 30, 2012 from $3.2 million in 2011. The decrease is due primarily to net losses in our Collectibles segment as well as a decrease in net income in our Trading segment.
Earnings per Share
For the three months ended September 30, 2012, basic earnings per share from continuing operations decreased $0.09 to $(0.02) from $0.07, while diluted earnings per share from continuing operations decreased $0.09 to $(0.02) from $0.07 in 2011. The change in both basic and diluted earnings per share was primarily due to changes in our net income.
Trading Operations
The operating results of our Trading segment for the three months ended September 30, 2012 and 2011 are as follows:

		% of		% of	$	%
In thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,613,615	100.0%	$2,190,586	100.0%	$(576,971)	(26.3)%
Gross profit	5,164	0.3	8,482	0.4	(3,318)	(39.1)
General and administrative expenses	799	—	1,078	—	(279)	(25.9)
Salaries and wages	2,001	0.1	2,673	0.1	(672)	(25.1)
Depreciation and amortization	197	—	173	—	24	13.9
Operating income	$2,167	0.1%	$4,558	0.2%	$(2,391)	(52.5)%
_______________
NM — not meaningful

Trading Revenues
Our Trading segment revenues decreased $577.0 million, or 26.3%, to $1.61 billion in 2012 from $2.19 billion in 2011. Our trading business experienced a slight decrease in commodity prices and in the amount of ounces sold for both gold and silver during the current year versus the prior year.
Gross Profit
Gross profit in our Trading segment for the three months ended September 30, 2012 decreased by $3.3 million or 39.1%, to $5.2 million from $8.5 million in 2011. The decrease is due primarily to lesser price volatility and a decrease in volumes during the period.

General and Administrative Expenses
General and administrative expenses in our Trading segment decreased $0.3 million, or 25.9% to $0.8 million in the three months ended September 30, 2012 from $1.1 million in 2011. The decrease is not attributable to any one factor, but, in general, as we experience a slight contraction of our overseas in our lending and overseas businesses, we see similar decreases in general and administration expenses for marketing, travel, and other administration expenses not directly associated with the cost of running the business or attributable to cost of goods sold.
Salaries and Wages
Salaries and wages in our Trading segment decreased $0.7 million, or 25.1%, to $2.0 million for the three months ended September 30, 2012, from $2.7 million in 2011. The decrease is due to lower levels of contractual performance-based compensation expense when compared to the same period last year.
Depreciation and Amortization
Depreciation and amortization in our Trading segment for the three months ended September 30, 2012 was comparable to the prior year.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended September 30, 2012 and 2011 are as follows:

	2012		2011		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$51,252	100.0%	$68,468	100%	$(17,216)	(25.1)%
Revenues by Collectible Type:
Numismatics	$50,586	98.7%	$67,277	98.3%	$(16,691)	(24.8)%
Philatelic	—	—%	(37)	(0.1)%	37	(100.0)%
Wine	666	1.3	1,228	1.8	(562)	(45.8)
	$51,252	100.0%	$68,468	100.0%	$(17,216)	(25.1)%

Collectibles Revenue
Our Collectible segment revenues decreased by $17.2 million, or 25.1%, to $51.3 million in the three months ended September 30, 2012 from $68.5 million in 2011. This was due primarily to softening in the numismatics market, which led to decreased sales of coins and lower hammer prices at auction impacting our commissions. Additionally, our wine revenues decreased by $0.6 million. We held a live auction in our wine business in the three months ended September 30, 2011; however, we did not hold a comparable auction in the three months ended September 30, 2011.

For the three months ended September 30, 2011, our auction revenues and gross margin were positively impacted by approximately $3.6 million due to a change in when we recognize revenue. For the three months ended September 30, 2011, our wholesale revenues and gross margin were positively impacted by approximately $453,000 due to a change in when we recognize revenue. Additionally, our net income and diluted earnings per share were positively impacted by $2.4 million and by $0.07 per share in the three months ended September 30, 2011, respectively. For more details on the change in timing of our revenue recognition, refer to Critical Accounting Estimates, below.
The operating results of our Collectibles segment for the three months ended September 30, 2012 and 2011 are as follows:

		% of		% of	$	%
in thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$51,252	100.0%	$68,468	100.0%	$(17,216)	(25.1)%
Gross profit	5,016	9.8	9,543	13.9	(4,527)	(47.4)
General and administrative expenses	2,775	5.4	3,801	5.6	(1,026)	(27.0)
Salaries and wages	2,787	5.4	3,837	5.6	(1,050)	(27.4)
Depreciation and amortization	226	0.4	180	0.3	46	25.6
Operating income (loss)	$(772)	(1.5)%	$1,725	2.5%	$(2,497)	(144.8)%
Gross Profit
Gross profit in our Collectibles segment for the three months ended September 30, 2012 decreased $4.5 million, or 47.4% to $5.0 million from $9.5 million in 2011. The main drivers of the decrease were sales of a higher percentage of certain lower margin numismatic materials and losses on hedging transactions. We experienced a hedge loss of $0.8 million for the three months ended September 30, 2012 compared to a hedge gain of $0.4 million in 2011, which represents a decrease in gross profit of $1.3 million.

General and Administrative Expense
General and administrative expenses in our Collectibles segment decreased $1.0 million, or 27.0%, to $2.8 million for the three months ended September 30, 2012 from $3.8 million in 2011. The decrease is mainly attributable to an effort to reduce general and administrative expenses, particularly on outside consultants and travel.
Salaries and Wages
Salaries and wages in our Collectibles segment decreased $1.1 million, or 27.4%, to $2.8 million for the three months ended September 30, 2012 from $3.8 million in 2011. The primary reason for the decrease was a decline in bonuses and commissions of $0.9 million due to lower than expected performance, as well as a reduction in headcount.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment was comparable for the three months ended September 30, 2012 and 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the three months ended September 30, 2012 and 2011:

in thousands	2012	2011

Cash provided by (used in) operating activities — continuing operations	$(1,649)	$57,461
Cash provided by (used in) operating activities — discontinued operations	(1,353)	1,078
Cash provided by (used in) operating activities	$(3,002)	$58,539
Cash provided by (used in) investing activities — continuing operations	$6,870	$(1,346)
Cash used in investing activities — discontinued operations	(22)	—
Cash provided by (used in) investing activities	6,848	(1,346)
Cash used in financing activities — continuing operations	$(13,644)	$(18,737)
Cash provided by (used in) financing activities — discontinued operations	$—	$—
Cash used in financing activities	$(13,644)	$(18,737)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities from continuing operations used $1.6 million in cash for the three months ended September 30, 2012 and provided $57.5 million in cash for the three months ended September 30, 2011, respectively. Primary uses of cash in our operating cash flows from continuing operations for the three months ended September 30, 2012 include the impact of $18.3 million and $26.8 million related to changes in receivables and secured loans in our Trading operations and inventory. These were partially offset by a source of cash of $47.0 million related to changes in accounts payable, consignor payables, accrued expenses and other liabilities. Primary sources of cash in operating cash flows from continuing operations for the three months ended September 30, 2011 include $142.3 million, $21.4 million, and $10.7 million associated with changes in accounts payable, consignor payables, accrued expenses and other liabilities, inventory, and liabilities on borrowed metals, respectively. These sources of cash were partially offset by the impact of $115.6 million and $3.8 million related to changes in receivables and secured loans from our Trading operations and accounts receivable and consignor advances from our Collectibles operations. Discontinued operations, or our Stamps division, used cash of $1.4 million for the three months ended September 30, 2012, compared to a source of cash of $1.1 million for the three months ended September 30, 2011. The Stamps division was sold during the first quarter of fiscal 2013.
Our investing activities from continuing operations provided cash in the three months ended September 30, 2012 of $6.9 million versus a source of cash of $1.3 million in the three months ended September 30, 2011. A primary source of cash in the three months ended September 30, 2012 was the net proceeds of $7.8 million from the sale of our Stamps division. Our investing activities from continuing operations in the three months ended September 30, 2011 used cash of $1.3 million, which was primarily as a result of the purchase of short-term certificates of deposits during the period of $1.0 million and $0.9 million in capital expenditures. Cash flows provided by investing activities related to discontinued operations, or our Stamps division, was $22,000 during the three months ended September 30, 2012 compared to $0 during the three months ended September 30, 2011.
Our financing activities from continuing operations used $13.6 million for the three months ended September 30, 2012 and used $18.7 million for the three months ended September 30, 2011. We borrowed $27.9 million under lines of credit for the three months ended September 30, 2012 compared to net repayments of $18.7 million in the three months ended September 30, 2011. During the three months ended September 30, 2012, we also issued common stock for $25.2 million, and repurchased and retired common stock from Afinsa and Auctentia for $51.2 million.
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $27.5 million and $27.1 million at September 30, 2012 and at June 30, 2012, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $8.5 million and $7.0 million at September 30, 2012 and at June 30, 2012, respectively.

A-Mark entered into an agreement with a third party for the sale of precious metals, at the option of the third party, at a fixed price. Such agreement allows us to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory with adjustments included as components of cost of precious metals sold. Such obligation totaled $0.0 million and $15.6 million as of September 30, 2012 and June 30, 2012, respectively.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of September 30, 2012, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.22% and 0.24% as of September 30, 2012 and June 30, 2012, respectively. Borrowings are due on demand and totaled $116.3 million and $91.0 million for lines of credit and $8.5 million and $7.0 million for letters of credit at September 30, 2012 and at June 30, 2012, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $45.3 million and $65.0 million at September 30, 2012 and June 30, 2012, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at September 30, 2012 were $33.4 million and $60.2 million, respectively. Our ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

We and our wholly-owned numismatic subsidiaries, SNI, B&M, and Teletrade, have a borrowing facility with a lender, providing for a line-of-credit (the “Collectibles Credit Facility”) up to a maximum of $5.0 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by us. Our obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change), plus a margin.

Separately, A-Mark has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of September 30, 2012, the total amount borrowed with this lender was $23.0 million, which consisted of $19.3 million by A-Mark and $3.8 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of September 30, 2012 were $0.0 million. As of June 30, 2012, the total amount borrowed was $18.0 million, $0.0 million by SNI and $18.0 million by A-Mark.

Contractual Obligations, Contingent Liabilities, and Commitments

We manage the value of certain specific assets and liabilities of our trading business, including trading inventories (see Note 11 in the accompanying condensed consolidated financial statements), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of our trading inventories through the purchase and sale of a variety of derivative products such as metals forwards and futures.
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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5, 8 and 11 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the years ended September 30, 2012 and 2011 were $20.2 million and $(30.3) million, respectively.

At September 30, 2012 and June 30, 2012, we had the following outstanding purchase and sale commitments:

(in thousands)	June 30, 2012	June 30, 2011

Purchase commitments	$617,395	$392,307
Sales commitments	(401,395)	(140,823)
Open forward contracts	35,766	59,659
Open futures contracts	267,170	244,954
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2012 are scheduled to settle within 30 days.
We are exposed to the risk of failure of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2012, we believe our risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

* * *

We believe that our current cash and cash equivalents, short-term investments, Trading and Collectibles Credit Facilities, and cash we anticipate to generate from operating activities will provide us with sufficient liquidity to satisfy our working capital needs, capital expenditures, investment requirements and commitments through at least the next twelve months. On September 25, 2012, upon the consummation of the Securities Purchase Agreement, rights offering and private placement, the net impact to working capital was a use of $25.6 million in cash and cash equivalents. Certain of our foreign subsidiaries have nominal statutory restricted capital requirements. Our liquidity could be impacted by the potential adverse outcomes, if any, relating to its open contingent matters, including an ongoing Internal Revenue Service examination, a foreign tax inspection, and certain litigation as described in Item 3, Legal Proceedings of the 2012 Annual Report.

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended September 30, 2012, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our 2012 Annual Report. Readers of this report are urged to read that section of the 2012 Annual Report for a more complete understanding of our critical accounting policies and estimates.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were effective.
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2012 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2012 Annual Report, which are incorporated into this filing by reference. There have been no material developments in those legal proceedings since the date of our 2012 Annual Report.

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2012 Annual Report, which are incorporated by reference into this filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 25, 2012, the Company sold 1,426,315 shares of its common stock at a price of $1.90 per share in a private placement exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulations D thereunder. The aggregate proceeds of the sale were $2.71 million. Each of the purchasers in the private placement is an accredited investor as defined in Rule 501 of Regulation D under the Securities Act and is a person with whom the Company or its management had a pre-existing relationship. The net proceeds of the sale, after payment of related expenses, were used to fund, in part, the purchase price for the securities acquired by the Company pursuant to the Securities Purchase Agreement. See note 12 to notes to Condensed Consolidated Financial Statements.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.	Description of Exhibit
31.1	Certification by the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2012	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	November 13, 2012
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	November 13, 2012
Paul Soth	(Principal Financial Officer)