Form 10-Q
period 2012-12-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2013-02-13
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
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

As of February 8, 2013, the registrant had 30,678,238 shares of Common Stock outstanding, par value $0.01 per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended December 31, 2012

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	December 31, 2012	June 30, 2012 (1)

ASSETS
Current assets:
Cash and cash equivalents	$22,401	$25,305
Receivables and secured loans, net — trading operations	113,081	127,995
Accounts receivable and consignor advances, net — collectibles operations	11,091	20,428
Inventory, net	145,964	157,849
Prepaid expenses and other assets	3,611	2,770
Deferred tax assets	13,192	13,192
Current assets of discontinued operations	—	8,273
Total current assets	309,340	355,812
Property and equipment, net	12,999	11,710
Goodwill	5,986	6,765
Other purchased intangibles, net	6,731	7,157
Restricted cash	593	550
Income tax receivables	2,637	2,637
Deferred tax assets — non-current	1,615	1,207
Other assets	567	943
Non-current assets of discontinued operations	—	1,115
Total assets	$340,468	$387,896
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$101,760	$95,787
Liability on borrowed metals	35,139	27,076
Obligation under product financing arrangement	4,778	15,576
Accrued expenses and other current liabilities	7,460	9,921
Income taxes payable	16,138	17,860
Lines of credit	80,634	92,669
Debt obligations, current portion	498	154
Current liabilities of discontinued operations	—	8,224
Total current liabilities	246,407	267,267
Deferred and other long-term tax liabilities	8,652	8,010
Debt obligations, net of current portion	6,175	6,574
Other long-term liabilities	636	168
Total liabilities	261,870	282,019
Commitments and contingencies
Redeemable non-controlling interest	59	124
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 30,628 and 32,723 at December 31, 2012 and June 30, 2012, respectively	306	327
Additional paid-in capital	209,666	242,418
Accumulated other comprehensive income	6,660	6,389
Accumulated deficit	(139,668)	(156,777)
Total Spectrum Group International, Inc. stockholders’ equity	76,964	92,357
Non-controlling interest	1,575	13,396
Total stockholders’ equity	78,539	105,753
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$340,468	$387,896

(1)
The condensed consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K, adjusted to reflect discontinued operations. See note 3 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011 (1)	December 31, 2012	December 31, 2011 (1)
Revenues:
Sales of precious metals	$1,688,625	$2,090,527	$3,302,240	$4,281,113
Collectibles revenues:
Sales of inventory	44,900	33,913	91,174	93,813
Auction services	2,764	3,368	7,742	11,936
Total revenues	1,736,289	2,127,808	3,401,156	4,386,862
Cost of sales:
Cost of precious metals sold	1,682,113	2,083,325	3,290,564	4,265,429
Cost of collectibles sold	41,829	33,497	85,246	89,883
Auction services expense	888	1,041	3,707	3,580
Total cost of sales	1,724,830	2,117,863	3,379,517	4,358,892
Gross profit	11,459	9,945	21,639	27,970
Operating expenses:
General and administrative	5,105	6,162	10,233	12,703
M.F. Global, Inc. loss provision	(711)	2,094	(711)	2,094
Salaries and wages	6,383	6,846	12,167	14,614
Depreciation and amortization	568	452	1,073	824
Total operating expenses	11,345	15,554	22,762	30,235
Operating income (loss)	114	(5,609)	(1,123)	(2,265)
Interest and other income (expense):
Interest income	2,464	3,286	4,652	6,910
Interest expense	(1,331)	(1,275)	(2,413)	(2,563)
Other income, net	83	1,036	222	408
Unrealized gain (loss) on foreign exchange	(807)	1,479	(1,482)	3,239
Total interest, other income (expense) and unrealized gain (loss) on foreign exchange	409	4,526	979	7,994
Income (loss) from continuing operations before provision for income taxes	523	(1,083)	(144)	5,729
Provision for income taxes (income tax benefit)	1,062	(127)	1,170	2,843
Income (loss) from continuing operations	(539)	(956)	(1,314)	2,886
Income (loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	—	(483)	(663)	312
Net income (loss)	(539)	(1,439)	(1,977)	3,198
Less: net (income) loss attributable to non-controlling interests	699	444	615	(1,020)
Net income (loss) attributable to Spectrum Group International, Inc.	$160	$(995)	$(1,362)	$2,178
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$0.01	$(0.02)	$(0.02)	$0.06
Basic - discontinued operations	$—	$(0.01)	$(0.02)	$0.01
Diluted - continuing operations	$0.01	$(0.02)	$(0.02)	$0.06
Diluted - discontinued operations	$—	$(0.01)	$(0.02)	$0.01
Basic - net income (loss)	$0.01	$(0.03)	$(0.04)	$0.07
Diluted - net income (loss)	$0.01	$(0.03)	$(0.04)	$0.07
Weighted average shares outstanding
Basic	30,628	32,652	31,706	32,645
Diluted	30,835	32,652	31,706	32,992
_______________________________
(1) Adjusted to reflect discontinued operations. See note 3 of the notes to Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Net income (loss) from continuing operations	$(539)	$(956)	$(1,314)	$2,886
Other comprehensive income (loss) before tax from continuing operations:
Foreign currency translation adjustments	797	(1,564)	1,383	(3,097)
Other comprehensive income (loss) before tax from continuing operations	797	(1,564)	1,383	(3,097)
Income tax benefit related to components of other comprehensive income from continuing operations	712	(1,234)	574	(1,234)
Other comprehensive income (loss), net of tax, from continuing operations	(454)	(1,286)	(505)	1,023
Other comprehensive income, net of tax, from discontinued operations	381	(371)	(178)	(362)
Comprehensive income (loss)	(73)	(1,657)	(683)	661
Less: comprehensive income attributable to non-controlling interest	699	444	615	(1,020)
Comprehensive income (loss) attributable to Spectrum Group International, Inc.	626	(1,213)	(68)	(359)

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests (1)	Total Stockholders’ Equity
Balance, June 30, 2012	32,723	327	242,418	6,389	(156,777)	92,357	13,396	105,753
Comprehensive income (loss):
Net loss	—	—	—	—	(1,362)	(1,362)	(549)	(1,911)
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	1,294	—	1,294	—	1,294
Comprehensive loss	—	—	—	—	—	(68)	(549)	(617)
Share based compensation	—	—	191	—	—	191	—	191
Issuance of common stock for restricted stock grants	88	1	(1)	—	—	—	—	—
Taxes paid in exchange for cancellation of restricted stock	(3)	—	—	—	—	—	—	—
Repurchase of restricted stock units	—	—	(1)	—	—	(1)	—	(1)
Repurchase of common stock	(1)	—	—	—	—	—	—	—
Sale of Stamps business	—	—	(7,192)	(1,023)	7,393	(822)	—	(822)
Retirement of repurchased Afinsa and Auctentia common stock and interest in Spectrum Precious Metals, Inc.	(15,610)	(156)	(51,022)	—	11,272	(39,906)	(11,272)	(51,178)
Issuance of common stock	13,431	134	25,079	—	—	25,213	—	25,213
Restricted capital of foreign subsidiary	—	—	194	—	(194)	—	—	—
Balance, December 31, 2012	30,628	$306	$209,666	$6,660	$(139,668)	$76,964	$1,575	$78,539

(1) Net income (loss) attributable to non-controlling interests for the six months ended December 31, 2012 excludes $66,000 relating to redeemable non-controlling interests which are reflected in temporary equity as of December 31, 2012.

See accompanying notes to Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	December 31, 2012	December 31, 2011 (1)
Cash flows from operating activities:
Net income (loss)	$(1,977)	$3,198
(Income) loss from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	663	(312)
Income (loss) from continuing operations	(1,314)	2,886
Adjustments to reconcile income from continuing operations to net cash provided by operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	1,482	(3,239)
Depreciation and amortization	1,073	824
Provision for bad debts	(660)	2,094
Provision for inventory reserve	10	49
Share based compensation	191	311
Gain on sale of Stamps business	(17)	—
Loss on abandonment of property and equipment	204	76
Changes in assets and liabilities:
Receivables and secured loans	15,625	(94,161)
Accounts receivable and consignor advances	4,298	5,011
Inventory	11,297	36,996
Prepaid expenses and other assets	(1,407)	(498)
Liabilities on borrowed metals	8,063	10,539
Accounts payable, consignor payables, accrued expenses and other liabilities	3,792	64,418
Income taxes receivable/payable	(1,051)	1,486
Deferred taxes and other long-term tax liabilities	(408)	(1,554)
Accrued litigation settlement	—	(680)
Net cash provided by operating activities — continuing operations	41,178	24,558
Net cash provided by (used in) operating activities — discontinued operations	(1,238)	280
Net cash provided by operating activities	39,940	24,838
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,565)	(2,313)
Change in restricted cash	(43)	593
Purchases/sales of marketable securities	—	(138)
Divestiture of business	7,750	—
Net cash provided by (used in) investing activities — continuing operations	6,142	(1,858)
Net cash used in investing activities — discontinued operations	(22)	(27)
Net cash provided by (used in) investing activities	6,120	(1,885)
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	(12,035)	(13,533)
Borrowings (repayments) on notes payable	(55)	(52)
Obligation under product financing arrangement	(10,798)	—
Issuance of common stock	25,213	—
Retirement of repurchased common stock	(51,178)	—
Repurchase of restricted stock	(1)	—
Distributions paid to non-controlling interest	—	(6)
Net cash used in financing activities — continuing operations	(48,854)	(13,591)
Net cash provided by (used in) financing activities — discontinued operations	—	—
Net cash used in financing activities	(48,854)	(13,591)
Effects of exchange rate changes on cash	(110)	998
Net increase (decrease) in cash and cash equivalents	(2,904)	10,360
Cash and cash equivalents, beginning of period	25,305	24,181
Cash and cash equivalents, end of period	$22,401	$34,541
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$1,982	$2,766
Income taxes	$2,618	$1,184
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$(573)	$—
_______________________
(1) Adjusted to reflect discontinued operations. See note 3 of the notes to Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements reflect the financial condition, results of operations, comprehensive income (loss), and cash flows of Spectrum Group International, Inc. and its subsidiaries (the “Company” or “SGI”), and were prepared using accounting principles generally accepted in the United States (“U.S. GAAP”). The Company conducts its operations in two reportable segments: Trading and Collectibles. Each of these reportable segments represent an aggregation of operating segments that meet the aggregation criteria set forth in the Segment Reporting Topic 280 of the FASB Accounting Standards Codification (“ASC”).

Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2012 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2012 Annual Report.

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

Discontinued Operations
In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of the following entities are now presented as discontinued operations in the condensed consolidated financial statements through the date of dissolution, as applicable (Note 3).

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
Reclassifications
Certain previously reported amounts have been reclassified to conform to the current consolidated financial statement presentation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the six months ended December 31, 2012. See Note 2 to the Company's consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.

Restricted Cash
During the fourth quarter of fiscal 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1,121,000 of cash in escrow consisting of $768,000 for building improvements and a leasing reserve totaling $353,000. As of December 31, 2012, the Company had remaining restricted cash of $593,000, consisting of $293,000 for building improvements and $300,000 for leasing reserve.

Foreign Currency Translation
Assets and liabilities denominated in foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Statements of operations accounts are translated at the average exchange rates during the year. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive income, a component of stockholders' equity. Gains and losses resulting from other foreign currency transactions are included in interest and other income (expense) in the condensed consolidated statements of operations. For the three and six months ended December 31, 2012 and 2011, the Company recognized unrealized gains (losses) of $(807,000) and $(1.5) million and $1.5 million and $3.2 million, respectively, on foreign exchange in the condensed consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $31.1 million and $31.2 million at December 31, 2012 and 2011, owed by SGI to certain of its subsidiaries included in its European Operations.

Income Taxes
The Company estimates its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The total unrecognized tax benefit is $27.4 million; $7.2 million of this amount is presented as an accrued liability in the consolidated balance sheet as of December 31, 2012 and is presented within deferred and other long-term tax liabilities. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes (income tax benefit) in the condensed consolidated statements of operations.
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

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. Since the Company incurred a net loss for the three and six months ended December 31, 2012, basic and diluted loss per share were the same because the inclusion of 1,682,501 potential common shares, related to 1,139,500 outstanding stock options, 505,501 restricted stock grants, and 37,500 stock appreciation rights (“SARs”), in the computation of net loss per share would have been anti-dilutive. Since the Company incurred a net loss for the three months ended December 31, 2011, basic and diluted loss per share were the same because the inclusion of 1,148,898 potential common shares, related to 643,250 outstanding stock options, 468,148 restricted stock grants, and 37,500 stock appreciation rights (“SARs”), in the computation of net loss per share would have been anti-dilutive. In computing diluted earnings per share for the six months ended December 31, 2011, the Company excluded options to purchase 212,250 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock and 468,148 unvested restricted stock units because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at December 31, 2012 and 2011.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Six Months Ended
in thousands	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Basic weighted average shares outstanding (1)	30,628	32,652	31,706	32,645
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	207	—	—	347
Diluted weighted average shares outstanding	30,835	32,652	31,706	32,992

(1)	Basic weighted average shares outstanding includes the effect of vested but unissued restricted stock grants (see note 15).

Recent Accounting Pronouncements
In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to disclose significant amounts reclassified out of accumulated other comprehensive income into net income by the respective line items of net income in its entirety in the same reporting period. These amendments are effective for the Company prospectively for reporting periods beginning after December 15, 2012. The adoption of the accounting principles in this update are not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The FASB later clarified in ASU No. 2013-01, Clarifying the Scope of

Disclosures about Offsetting Assets and Liabilities, that the scope of these amendments applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. These amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods. The adoption of the accounting principles in this update are not anticipated to have a material impact on the Company's consolidated financial position or results of operations. However, in its adoption, the Company is expecting to provide the proscribed supplemental disclosures.

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

The table below presents assets and liabilities of discontinued operations as of December 31, 2012 and June 30, 2012:

in thousands	December 31, 2012	June 30, 2012
Assets
Current assets:
Accounts receivable and consignor advances, net - collectible operations	$—	$7,270
Inventory, net	—	589
Prepaid expenses and other assets	—	414
Total current assets	—	8,273
Property and equipment, net	—	513
Goodwill	—	238
Other purchased intangibles, net	—	225
Other assets	—	139
Total assets	$—	$9,388
Liabilities
Accounts payable and consignor payables	$—	$6,003
Accrued expenses and other current liabilities	—	2,046
Income taxes payable	—	174
Total liabilities	$—	$8,223

The following results of operations of the Stamps division and GMA have been presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. In July 2011, the Company received $255,000 from GMA's buyer to finalize the transaction. As a result of finalizing this transaction, the Company recognized a gain of $55,000.

	Three Months Ended		Six Months Ended
in thousands	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Revenues	$—	$2,211	$185	$5,940
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, excluding taxes and gain on sales of assets	—	(831)	(1,080)	314
Provision for income taxes (income tax benefit)	—	(348)	(417)	2
Income (loss) from discontinued operations	$—	$(483)	$(663)	$312

4.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the three and six months ended December 31, 2012 and 2011 are listed below:

	Three Months Ended				Six Months Ended
	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011

in thousands					Amount	Percent	Amount	Percent
Total Trading segment revenue	$1,688,625	100.0%	$2,090,527	100.0%	$3,302,240	100.0%	$4,281,113	100.0%
Trading segment customer concentrations
Customer A	$191,810	11.4%	$281,831	13.5%	$719,226	21.8%	$661,374	15.4%
Customer B	162,748	9.6	479,083	22.9	257,967	7.8	883,389	20.6
Total	$354,558	21.0%	$760,914	36.4%	$977,193	29.6%	$1,544,763	36.0%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $38.5 million and $39.2 million of secured loans as of December 31, 2012 and June 30, 2012, respectively, are listed below:

	December 31, 2012		June 30, 2012

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$54,657	100.0%	$86,537	100.0%
Trading segment customer concentrations
Customer C	$30,367	55.6%	$55,803	64.5%
Customer D	10,337	18.9	7,423	8.6
Customer E	10,006	18.3	—	—
Total	$50,710	92.8%	$63,226	73.1%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of December 31, 2012 and June 30, 2012, respectively, are listed below:

	December 31, 2012		June 30, 2012

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$38,498	100.0%	$39,201	100.0%
Trading segment customer concentrations
Customer F	$9,339	24.3%	$8,539	21.8%
Customer G	9,316	24.2	6,707	17.1
Total	$18,655	48.5%	$15,246	38.9%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the three and six months ended December 31, 2012 and 2011 and as of December 31, 2012 and June 30, 2012, the Collectibles segment had no reportable concentrations.

5.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of December 31, 2012 and June 30, 2012:

in thousands	December 31, 2012	June 30, 2012

Customer trade receivables	$33,908	$58,518
Wholesale trade advances	20,749	15,456
Secured loans	38,498	39,201
Due from M.F. Global, Inc. trustee	—	5,692
Due from other brokers and other	—	6,871
Subtotal	93,155	125,738
Less: allowance for doubtful accounts	(102)	(102)
Less: M.F. Global, Inc. trustee reserve	—	(1,016)
Subtotal	93,053	124,620
Derivative assets — futures contracts	13,501	3,375
Derivative assets — forward contracts	6,527	—
Receivables and secured loans, net — trading operations	$113,081	$127,995
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of December 31, 2012 and June 30, 2012, the loans carried average effective interest rates of 9.1% and 9.2%, respectively.
Until October 31, 2011, A-Mark maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). A-Mark used this account to enter into future transactions to hedge the risk related to its positions with counterparties and physical inventories. MFGI filed for bankruptcy protection on October 31, 2011. At the time MFGI filed for bankruptcy, A-Mark had $20.3 million in funds held at MFGI of which $14.6 million, or 72%, of A Mark's MFGI Equity was returned to A-Mark in December 2011 pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million. In July 2012, A-Mark received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI, bringing the remaining balance to $4.1 million. On December 31, 2012, A-Mark sold its claim to this balance for $3.8 million. At the time of the sale, the Company had a reserve of $1.0 million for this potential loss. The receipt of proceeds from the sale of the receivable of $3.8 million resulted in a positive impact to the provision for bad debts of $0.7 million.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of December 31, 2012 and June 30, 2012:

in thousands	December 31, 2012	June 30, 2012 (1)

Auction and trade	$10,888	$20,138
Derivative assets — future contracts	—	98
Due from brokers	354	368
Subtotal	11,242	20,604
Less: allowance for doubtful accounts	(151)	(176)
Accounts receivable and consignor advances, net — collectibles operations	$11,091	$20,428
____________________
(1) Adjusted to reflect discontinued operations
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is charged off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2012 and June 30, 2012 is appropriate. However, actual charge-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments for the six months ended December 31, 2012 and year ended June 30, 2012 are as follows:

in thousands	December 31, 2012	June 30, 2012 (1)

Beginning balance	$1,294	$241
Provision for losses	(660)	1,171
Charge-offs to reserve	(383)	(110)
Foreign currency exchange rate changes	2	(8)
Ending balance	$253	$1,294
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
The Company's classes, which align with management reporting, are as follows:

in thousands	December 31, 2012		June 30, 2012

Bullion	$13,298	34.5%	$12,991	33.1%
Collectibles	25,200	65.5	26,210	66.9
Total	$38,498	100.0%	$39,201	100.0%

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
There were no impaired loans as of December 31, 2012 and June 30, 2012.

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
There were no non-performing loans as of December 31, 2012 and June 30, 2012.
Further information about the Company credit quality indicator includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	December 31, 2012		June 30, 2012

Loan-to-value of 75% or more	$13,418	34.9%	$9,914	25.3%
Loan-to-value of less than 75%	25,080	65.1	29,287	74.7
Total	$38,498	100.0%	$39,201	100.0%

No loans have a loan-to-value in excess of 100% at December 31, 2012 and June 30, 2012.

6.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of December 31, 2012 and June 30, 2012 was $1.8 million and $1.8 million, respectively. As of December 31, 2012 and June 30, 2012, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $4.3 million and $(2.1) million, respectively. These unrealized gains (losses) are included as a reduction of the cost of products sold in the accompanying condensed consolidated statements of operations. Such gains (losses) are generally offset by the results of hedging transactions, which have been reflected as a net gain (loss) on derivative instruments, which is a component of cost of precious metals sold in the condensed consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements of $35.1 million and $27.1 million as of December 31, 2012 and June 30, 2012, respectively. A corresponding obligation related to metals borrowed is reflected on the condensed consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 11).
The Trading segment's inventories also include amounts for obligation under a product financing arrangement totaling $4.8 million and $15.6 million as of December 31, 2012 and June 30, 2012 respectively (See Note 10).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2012 and June 30, 2012 totaled $6.1 million and $21.9 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of December 31, 2012 and June 30, 2012 consisted of the following:

in thousands	December 31, 2012	June 30, 2012 (1)

Trading segment inventory	$125,443	$136,533
Less: reserve for loss	—	—
Trading, net	$125,443	$136,533
Collectibles segment inventory	$21,115	$22,033
Less: reserve for loss	(594)	(717)
Collectibles, net	$20,521	$21,316
Total inventory, gross	$146,558	$158,566
Less: reserve for loss	(594)	(717)
Net inventory	$145,964	$157,849
____________________
(1) Adjusted to reflect discontinued operations

Activity in the reserve for inventory loss for the six months ended December 31, 2012 and year ended June 30, 2012 are as follows:

	Six Months Ended	Year Ended
in thousands	December 31, 2012	June 30, 2012 (1)

Beginning balance	$(717)	$(706)
Provision for loss	(10)	(517)
Charge-offs to reserve	133	506
Foreign currency exchange rate changes	—	—
Ending balance	$(594)	$(717)
____________________
(1) Adjusted to reflect discontinued operations

7. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The changes in the carrying values of goodwill by business segment for the six months ended December 31, 2012 are described below:

in thousands	Trading	Collectibles	Total
Balance as of June 30, 2012 (1)
Goodwill	4,884	6,144	11,028
Accumulated impairment losses	—	(4,263)	(4,263)
	4,884	1,881	6,765
Adjustment to goodwill due to foreign currency exchange rate changes	—	242	242
Disposals related to sale of stamps division	—	(1,021)	(1,021)
Goodwill impairment	—	—	—
Balance as of December 31, 2012
Goodwill	4,884	5,365	10,249
Accumulated impairment losses	—	(4,263)	(4,263)
	$4,884	$1,102	$5,986
____________________
(1) Adjusted to reflect discontinued operations
Cumulative goodwill impairment totaled $4.3 million as of December 31, 2012 and $4.3 million as of June 30, 2012. Please see note below regarding increases in goodwill related to the acquisition of Stack's, LLC (“Stack's”). Changes in goodwill were related to acquisitions and foreign currency translation adjustments within the European operations.

Other Purchased Intangible Assets
The carrying value of other purchased intangibles as of December 31, 2012 and June 30, 2012 is as described below:

		December 31, 2012				June 30, 2012 (1)

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,479	$—	$(798)	$2,681	$3,479	$—	$(798)	$2,681
Customer lists	5 - 15	9,057	(4,609)	(419)	4,029	9,057	(4,190)	(419)	4,448
Non-compete and other	4	2,270	(2,249)	—	21	2,270	(2,242)	—	28
Purchased intangibles subject to amortization		11,327	(6,858)	(419)	4,050	11,327	(6,432)	(419)	4,476
		$14,806	$(6,858)	$(1,217)	$6,731	$14,806	$(6,432)	$(1,217)	$7,157
____________________
(1) Adjusted to reflect discontinued operations

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the three and six months ended December 31, 2012 and 2011 was $0.2 million and $0.4 million and $0.2 million and $0.4 million, respectively.
On January 3, 2011, B&M formed Stack's-Bowers Numismatics, LLC (“LLC”), a Delaware limited liability company with Stack's, a Delaware limited liability company (See Note 13).
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,
2013 (remaining 6 months)	$412
2014	683
2015	567
2016	518
2017	479
Thereafter	1,391
Total	$4,050

8.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable and consignor payables consists of the following:

in thousands	December 31, 2012	June 30, 2012 (1)

Trade payable to customers and consignor payables	$14,689	$12,855
Advances from customers	43,994	21,368
Net liability on margin accounts	19,560	14,842
Due to brokers	217	—
Other accounts payable	353	464
Derivative liabilities — open purchases and sales commitments	22,947	45,932
Derivative liabilities — forward contracts	—	326
	$101,760	$95,787
____________________
(1) Adjusted to reflect discontinued operations

9.	INCOME TAXES

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

Income tax provision/(benefit) on continuing operations for the three and six months ended December 31, 2012 and 2011 consists of the following:

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
U.S.	403	(305)	282	2,513
Foreign	659	178	888	330
Provision for income taxes (income tax benefit) — continuing operations	1,062	(127)	1,170	2,843

The effective tax rate for the three and six months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Effective tax rate	203.06%	11.73%	(809.37)%	49.62%

The effective tax rate varies significantly from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials.  In addition, during the six months ended December 31, 2012, the Company recorded discreet adjustments to tax expense as a result of a change in tax law that impacted the valuation of state deferred tax assets and the accrual of an uncertain tax position related to foreign income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the quarter ended December 31, 2012, management concluded that, with the exception of foreign tax credits which require foreign source income to be reported in the U.S., certain state net operating loss carryforwards, and capital loss carryforward, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. The valuation allowance did not change during the six months ended December 31, 2012. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $9.0 million and $8.8 million as of December 31, 2012 and June 30, 2012 respectively.

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

As of December 31, 2012, the Company had $27.4 million of unrecognized tax benefits and $1.5 million relating to interest and penalties. Of the total unrecognized tax benefits, $27.4 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.1 million and $0.2 million during the three and six months ended December 31, 2012 and $0.1 million and $0.2 million during the three and six months ended December 31, 2011. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next six to twelve months; however the Company is unable to predict the outcome at this time.

10.	FINANCING AGREEMENTS

The Company has the following amounts outstanding under financing agreements as of December 31, 2012 and June 30, 2012:

in thousands	December 31, 2012	June 30, 2012
Liability on borrowed metals	$35,139	$27,076
Obligation under product financing agreement	$4,778	$15,576
Lines of credit:
Trading credit facility	$79,500	$91,000
Collectibles credit facility	1,000	—
LLC credit facility	134	1,669
Total lines of credit	$80,634	$92,669
Debt obligations:
Note payable for acquired assets, plus accrued interest	$340	$330
Note payable for building, plus accrued interest	6,333	6,398
Total debt obligations	$6,673	$6,728

Liability on Borrowed Metals
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $35.1 million and $27.1 million as of December 31, 2012 and June 30, 2012, respectively. Certain of these metals are secured by letters of credit issued under A-Mark's borrowing facility, which totaled $9.0 million and $7.0 million as of December 31, 2012 and June 30, 2012, respectively.

Obligation Under Product Financing Agreement
A-Mark entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory are carried at fair value, with changes in fair value recorded as a component of cost of precious metals sold in the condensed consolidated statements of operations. Such obligation totaled $4.8 million and $15.6 million as of December 31, 2012 and June 30, 2012, respectively.

Lines of Credit
Trading Credit Facility
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of December 31, 2012, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.21% and 0.24% as of December 31, 2012 and June 30, 2012, respectively. Borrowings are due on demand and totaled $79.5 million and $91.0 million for lines of credit and $9.0 million and $7.0 million for letters of credit at December 31, 2012 and at June 30, 2012, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $81.5 million and $65.0 million at December 31, 2012 and June 30, 2012, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of December 31, 2012 was $36.0 million and $60.6 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.9 million and $1.9 million for the three and six months ended December 31, 2012 and $1.1 million and $2.2 million for the three and six months ended December 31, 2011, respectively.

Collectibles Credit Facility
In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), B&M, and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line of credit (the “Collectibles Credit Facility”). As of December 31, 2012, the maximum of the Collectibles Credit Facility was $5.0 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change, plus a margin. As of December 31, 2012 and June 30, 2012 borrowings are due on demand and totaled $1.0 million and $0, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of December 31, 2012, the total amount borrowed with this lender was $21.0 million, which consisted of $20.0 million by A-Mark and $1.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2012 were $2.0 million. As of June 30, 2012 the total amount borrowed with this lender was $18.0 million, which consisted of $0 by SNI and $18.0 million by A-Mark.

Interest expense related to SNI's borrowing arrangements totaled $33,000 and $68,000 for the three and six months ended December 31, 2012, respectively, and $81,000 and $138,000 for the three and six months ended December 31, 2011, respectively.

LLC Credit Facility
LLC has a Revolving Credit Facility with its related party effective on January 1, 2011 and amended on April 28, 2011. This Revolving Credit Facility entitled LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of December 31, 2012 and June 30, 2012, LLC had borrowed $0.1 million and $1.7 million, and incurred interest expense of $8,000 and $26,000 for the three and six months ended December 31, 2012, respectively, and $10,000 and $25,000 for the three and six months ended December 31, 2011, respectively.

Other Debt Obligations
Note Payable for Acquired Assets
On November 23, 2010, B&M purchased certain assets of Summit Rare Coins for $300,000 which was reflected as an increase to customer lists (Note 7) with a corresponding increase to note payable of $300,000. The loan bears interest at the rate of 6.0% per annum. The loan matures on March 31, 2013, at which time the then outstanding principal balance of the loan and accrued interest are due and payable in full. As of December 31, 2012 and June 30, 2012 the outstanding principal balance was $300,000 and $300,000, and interest expense was $5,000 and $10,000 for the three and six months ended December 31, 2012, respectively, and $4,500 and $9,000 for the three and six months ended December 31, 2011, respectively.

Note Payable for Building
On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.250 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.524 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of December 31, 2012 and June 30, 2012, the outstanding principal balance was $6.3 million and $6.4 million, and interest expense was $89,000 and $178,000 for the three and six months ended December 31, 2012, respectively, and $100,000 and $182,000 for the three and six months ended December 31, 2011, respectively.
The following table represents future obligations pertaining to the principal payments on the McGaw note:

Years ended June 30,	Amount

in thousands
2013 (remaining 6 months)	$69
2014	142
2015	6,102
Total	$6,313

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5 and 8). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and six months ended December 31, 2012 were $8.2 million and $28.4 million, respectively, and for the three and six months ended December 31, 2011 were $40.2 million and $9.9 million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at December 31, 2012 and at June 30, 2012:

in thousands	December 31, 2012	June 30, 2012
Trading Inventory, net	$125,443	$136,533
Less unhedgable inventory:
Premium on metals position	(1,833)	(1,824)
Subtotal	123,610	134,709
Commitments at market:
Open inventory purchase commitments	481,159	392,307
Open inventory sale commitments	(190,848)	(140,823)
Margin sale commitments	(56,049)	(39,716)
Unhedgable premiums on open commitment positions	2,122	458
Inventory borrowed from suppliers	(35,139)	(27,076)
Product financing obligation	(4,778)	(15,576)
Advances on industrial metals	1,152	757
Inventory subject to price risk	321,229	305,040
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	104,331	59,659
Precious metals futures contracts at market values	217,801	244,954
Total market value of derivative financial instruments	322,132	304,613
Net inventory subject to price risk	$(903)	$427

in thousands	December 31, 2012	June 30, 2012
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(903)	$427
Open inventory sale commitments with affiliates	(888)	(574)
Open inventory purchase commitments with affiliates	1,751	254
Net inventory subject to price risk, A-Mark stand-alone basis	$(40)	$107
The unhedgable premium on open commitment positions is equal to total premium less hedgable premium, where the premium value is based upon a percentage of the underlying bullion value. At December 31, 2012, total premium on open commitment positions was $2.1 million, of which $0 million was deemed hedgable. At June 30, 2012, total premium on open commitment positions was $0.5 million, of which $0 was deemed hedgable.
At December 31, 2012 and June 30, 2012, the Company had the following outstanding commitments:

in thousands	December 31, 2012	June 30, 2012

Purchase commitments	$481,159	$392,307
Sale commitments	(190,848)	(140,823)
Margin sale commitments	(56,049)	(39,716)
Open forward contracts	104,331	59,659
Open futures contracts	217,801	244,954
The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2012 are scheduled to settle within 30 days.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2012, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

12. RELATED PARTY TRANSACTIONS

Royalties to Former Owner
As part of the A-Mark sale agreement dated July 15, 2005, the former owner is paid royalties annually for his portion of income earned on a specific type of transaction. The Trading segment accrued $181,000 and $504,000 in royalty expenses as of December 31, 2012 and June 30, 2012, respectively.
Transactions with Directors and Officers
From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase and consignment is made under substantially the same conditions that are applicable to third parties. The Company's officers and directors purchased from the Company $55,000 and $84,000 during the three and six months ended December 31, 2012, respectively, and $33,000 and $1.1 million during the three and six months ended December 31, 2011, respectively, and did not consign any collectibles during these periods.
Transactions with Other Related Parties
During the three and six months ended December 31, 2012, the Company purchased $0 and $2.5 million in collectibles from business partners of the Company's Chief Executive Officer. The Company has sold most of these collectibles at a profit of $0.2 million. During the three months ended December 31, 2012, the Company sold $68,000 in collectibles to business partners of the Company's Chief Executive Officer.
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

As of December 31, 2012, there are outstanding 30,628,238 shares of common stock, of which 3,032,271 shares are owned by Afinsa and Auctentia. Accordingly, Afinsa and Auctentia no longer control the Company.
Other Transactions with Afinsa
On June 27, 2011, the Company and Afinsa entered into a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Köhler Auktionshaus GmbH and Heinrick Köhler Briefmarkenhandel acted as the auctioneer for the sale of the philatelic materials owned by Afinsa. Heinrich Köhler Auktionshaus GmbH and Heinrich Köhler Briefmarkenhandel earned related auction commissions of $0 and $57,000 during the three and six months ended December 31, 2012, respectively, and $0 and $16,000 during the three and six months ended December 31, 2011.
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

The Company's condensed consolidated balance sheets include the following non-controlling interests as of December 31, 2012 and June 30, 2012:

in thousands	December 31, 2012	June 30, 2012

Auctentia 20% interest in Spectrum PMI through September 25, 2012 - (Spectrum PMI owned 100% of A-Mark Precious Metals)	$—	$10,935
LLC 49% interest	1,575	2,461
Non controlling interest presented as a component of stockholders' equity	1,575	13,396
Calzona redeemable 65% interest presented as temporary equity	59	124
	$1,634	$13,520
The Company's condensed consolidated statements of operations for the three and six months ended December 31, 2012 and 2011 includes the following non-controlling interest in net income (loss):

	Three Months Ended		Six Months Ended
in thousands	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011

Auctentia 20% interest in Spectrum PMI through September 25, 2012 - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$—	$359	$337	$1,140
LLC 49% interest	(702)	(803)	(886)	(120)
Calzona redeemable 65% interest	3	—	(66)	—
	$(699)	$(444)	$(615)	$1,020

14. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 to the notes to Consolidated Financial Statements in the 2012 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments.
Certain legal proceedings in which the Company is involved are discussed in Note 15 to the notes to the Consolidated Financial Statements in its 2012 Annual Report. There have been no material changes in those legal matters and the Company does not have any related legal reserves.

15.	STOCKHOLDERS’ EQUITY
Stock Option Plans
1997 Stock Incentive Plan
In 1997, the Company’s Board of Directors adopted and the Company's shareholders approved the 1997 Stock Incentive Plan, as amended (the “1997 Plan”). Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI's stock. Awards under the 1997 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan was administered by the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants of awards.
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board of Directors, and stock options and SARs may have any term. The majority of the stock options granted under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. At December 31, 2012, there were 0 shares remaining available for future awards under the 1997 Plan. On December 13, 2012, the 2012 Stock Award and Incentive Plan (the “2012 Plan”), which was previously approved by the Board of Directors, was approved by the Company's shareholders. The 2012 Plan replaces the 1997 Plan for new grants, but any outstanding awards under the 1997 Plan continue in accordance with the 1997 Plan terms.
2012 Stock Award and Incentive Plan
In 2012, the Company’s Board of Directors adopted and the Company's shareholders approved the 2012 Plan. Under the 2012 Plan, SGI may grant options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI's stock. Awards under the 2012 Plan may be granted in the form of incentive or non-qualified stock options, SARs, restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 2012 Plan currently is administered by the Compensation Committee of the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants of awards.
Under the 2012 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, but generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is ten years. The 2012 Plan limits the number of share-denominated awards that may be granted to any one employee to 750,000 in any year. The 2012 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At December 31, 2012, there were 2,500,000 shares remaining available for future awards under the 2012 Plan.
Non-Plan Stock Awards
Occasionally, the Company, at the discretion of the Board of Directors, may grant stock awards outside of existing stock option plans. On October 25, 2012, the Board of Directors approved a stock option grant to Jeffrey Benjamin, the non-executive Chairman of the Board of Directors (the “Chairman”), to purchase 500,000 shares of the Company's common stock. The stock options have an exercise price of $2.00, the closing price of the Company's common stock on October 25, 2012, expire in ten years, and 20% of the options vest on each of the first five anniversaries of the grant date.  Vesting would accelerate in the event of death, disability, or change in control, or if the Chairman ceased to serve on the Board at a time he remained willing to do so.
Employee Stock Options. The Company recorded expense of $29,000 and $29,000 during the three and six months ended December 31, 2012, respectively and $24,000 and $48,000 during the three and six months ended December 31, 2011, in the condensed consolidated statements of operations related to the vesting of previously issued employee stock options.
The following table summarizes the stock option activity for the six months ended December 31, 2012:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2012	640,750	$5.41	$—	$1.60
Granted through stock option plan	—	—	—	—
Other stock option grants	500,000	2.00	—	1.70
Exercised	—	—	—	—
Cancellations, expirations and forfeitures	(1,250)	1.94	—	1.39
Outstanding at December 31, 2012	1,139,500	3.92	$101	1.64
Shares exercisable at December 31, 2012	639,500	5.42	$31	1.60

Following is a summary of the status of stock options outstanding at December 31, 2012:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	966,750	6.06	$2.17	466,750	$2.36
5.01	10.00	7,750	0.84	8.97	7,750	8.97
10.01	15.00	165,000	1.25	13.90	165,000	13.90
		1,139,500	5.33	3.92	639,500	5.42
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the six months ended December 31, 2012 and 2011, the Company granted 123,001 and 53,148 restricted shares at a weighted average issuance price of $1.59 and $2.86, respectively. Such shares generally vest within a year from the date of grant. Total compensation expense recorded for restricted shares was $90,000 and $162,000 for the three and six months ended December 31, 2012 and $140,000 and $263,000 for the three and six months ended December 31, 2011, respectively. As of December 31, 2012, the remaining compensation expense that will be recorded under restricted stock grants totals $324,000, which will be recorded over a weighted average period of approximately 1.2 years.
The following table summarizes the restricted stock activity for the six months ended December 31, 2012:

	Shares	Weighted Average Share Price at Grant Date
Outstanding at June 30, 2012	470,648	$2.16
Shares granted	123,001	1.59
Shares issued	(88,148)	2.50
Shares forfeited	—	—
Outstanding at December 31, 2012	505,501	1.96
Vested but unissued at December 31, 2012	2,500	1.68
No tax benefit was recognized in the condensed consolidated statements of operations related to share-based compensation for the three and six months ended December 31, 2012 and 2011.
Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of December 31, 2012 and as of June 30, 2012, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At December 31, 2012 and at June 30, 2012, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three and six months ended December 31, 2012 and 2011, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of seven years. There is no remaining compensation expense that will be recorded for these awards.
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

16.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles (Note 1).

	Three Months Ended		Six Months Ended
in thousands	December 31, 2012	December 31, 2011 (1)	December 31, 2012	December 31, 2011 (1)

Revenue:
Trading	$1,688,625	$2,090,527	$3,302,240	$4,281,113
Collectibles:
Numismatics	47,006	35,901	97,592	103,178
Philatelic	—	18	—	(19)
Wine	658	1,362	1,324	2,590
Total Collectibles	47,664	37,281	98,916	105,749
Total revenue	$1,736,289	$2,127,808	$3,401,156	$4,386,862

in thousands	Three Months Ended		Six Months Ended
Revenue by geographic region (as determined by location of subsidiaries):	December 31, 2012	December 31, 2011 (1)	December 31, 2012	December 31, 2011 (1)

United States	$1,663,034	$2,038,815	$3,216,702	$4,203,420
Europe	73,255	88,993	184,454	183,442
Total revenue	$1,736,289	$2,127,808	$3,401,156	$4,386,862

in thousands	Three Months Ended		Six Months Ended
Operating income (loss):	December 31, 2012	December 31, 2011 (1)	December 31, 2012	December 31, 2011 (1)

Trading	$3,619	$595	$5,786	$5,153
Collectibles	(939)	(3,670)	(1,711)	(1,945)
Corporate expenses	(2,566)	(2,534)	(5,198)	(5,473)
Total operating income (loss)	$114	$(5,609)	$(1,123)	$(2,265)

in thousands	Three Months Ended		Six Months Ended
Depreciation and amortization:	December 31, 2012	December 31, 2011 (1)	December 31, 2012	December 31, 2011 (1)

Trading	$200	$181	$397	$354
Collectibles	271	239	497	419
Corporate	97	32	179	51
Total depreciation and amortization	$568	$452	$1,073	$824
____________________
(1) Adjusted to reflect discontinued operations

in thousands	December 31, 2012	June 30, 2012 (1)
Inventories by segment/geographic region:
Trading:
United States	$125,443	$136,533
Total Trading	125,443	136,533
Collectibles:
United States	20,521	21,316
Total Collectibles	20,521	21,316
Total inventories	$145,964	$157,849

in thousands	December 31, 2012	June 30, 2012 (1)
Total assets by segment/geographic region:
Trading:
United States	$233,150	$255,578
Europe	839	2,263
Total Trading	233,989	257,841
Collectibles:
United States	89,288	100,404
Europe	229	6,781
Asia	—	706
Total Collectibles	89,517	107,891
Corporate and other	16,962	12,776
Discontinued operations:
Europe	—	8,096
Asia	—	1,292
Total assets	$340,468	$387,896

in thousands	December 31, 2012	June 30, 2012 (1)
Total long term assets by segment/geographic region:
Trading:
United States	$8,966	$9,534
Europe	98	102
Total Trading	9,064	9,636
Collectibles:
United States	6,612	6,818
Europe	22	27
Total Collectibles	6,634	6,845
Corporate and other	15,430	13,280
Europe	—	918
Asia	—	198
Total long term assets	$31,128	$30,877
____________________
(1) Adjusted to reflect discontinued operations

17.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2012
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$125,443	$—	$—	$125,443
Derivative assets — futures contracts	—	13,501	—	13,501
Derivative assets — forward contracts	—	6,527	—	6,527
Total assets valued at fair value:	$125,443	$20,028	$—	$145,471
Liabilities:
Liability on borrowed metals	$(35,139)	$—	$—	$(35,139)
Obligation under product financing arrangement	(4,778)	—	—	(4,778)
Liability on margin accounts	(19,560)	—	—	(19,560)
Derivative liabilities — open sales and purchase commitments	—	(22,947)	—	(22,947)
Total liabilities valued at fair value	$(59,477)	$(22,947)	$—	$(82,424)

	June 30, 2012
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$136,533	$—	$—	$136,533
Derivative assets — future contracts	—	3,473	—	3,473
Total assets valued at fair value:	$136,533	$3,473	$—	$140,006
Liabilities:
Liability on borrowed metals	$(27,076)	$—	$—	$(27,076)
Obligation under product financing arrangement	(15,576)	—	—	(15,576)
Liability on margin accounts	(14,842)	—	—	(14,842)
Derivative liabilities — open sales and purchase commitments	—	(45,932)	—	(45,932)
Derivative liabilities — forward contracts	—	(326)	—	(326)
Total liabilities valued at fair value:	$(57,494)	$(46,258)	$—	$(103,752)

There were no transfers in or out of Level 3 during the three and six months ended December 31, 2012 and 2011.

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

Assets Measured at Fair Value on a Non-Recurring Basis
The Company's goodwill and other purchased intangible assets may be measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if their are impaired. As of December 31, 2012, the Company's goodwill and other purchased intangibles were not impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three and six months ended December 31, 2012 and 2011.
Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments that are not required to be carried in the condensed consolidated balance sheets at fair value on either a recurring or non-recurring basis as follows:

	December 31, 2012		June 30, 2012
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value	Level in fair value hierarchy

Cash and cash equivalents	$22,401	$22,401	$25,305	$25,305	1
Restricted cash	593	593	550	550	1
Receivables and secured loans	113,081	113,081	127,995	127,995	2
Accounts receivable and consignor advances	11,091	11,091	20,428	20,428	2
Accounts payable and consignor payables	101,760	101,760	95,787	95,787	2
Lines of credit	80,634	80,634	92,669	92,669	2
Notes payable	6,673	6,506	6,728	6,728	2

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

18. SUBSEQUENT EVENTS

On February 8, 2013, the Board of Directors of the Company approved and authorized the Company to repurchase up to $5.0 million of its shares of common stock. The authorization remains open through August 8, 2014. The Company is authorized to repurchase from time to time shares of its outstanding common stock in the open market or in privately negotiated transactions. The repurchases will be funded from existing cash on hand. The timing and amount of any repurchase will be determined by management based on evaluation of market conditions and other factors.

The share repurchase program does not obligate the Company to acquire any particular amount of common stock, and it may be suspended, modified or discontinued at any time. The Company intends to make all repurchases in compliance with applicable regulatory guidelines, and to administer the plan in accordance with applicable laws.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three and six months ended December 31, 2012 and 2011.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2012. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

For the three months ended December 31, 2012, our Trading and Collectibles segments represented $1.69 billion, or 97.3%, and $47.7 million, or 2.7%, of our total revenues of $1.74 billion, and achieved $3.6 million and $(0.9) million, respectively, in operating income (loss), contributing to total operating income of $0.1 million after corporate expenses totaling $2.6 million. For the three months ended December 31, 2011, our Trading and Collectibles segments represented $2.09 billion, or 98.2%, and $37.3 million, or 1.8%, of our total revenues of $2.13 billion, and achieved $0.6 million and $(3.7) million, respectively, in operating income (loss), contributing to total operating loss of $(5.6) million.

For the six months ended December 31, 2012, our Trading and Collectibles segments represented $3.30 billion, or 97.1%, and $98.9 million, or 2.9%, of our total revenues of $3.40 billion, and achieved $5.8 million and $(1.7) million, respectively, in operating income (loss), contributing to total operating loss of $(1.1) million after corporate expenses totaling $5.2 million. For the six months ended December 31, 2011, our Trading and Collectibles segments represented $4.28 billion, or 97.6%, and $105.7 million, or 2.4%, of our total revenues of $4.39 billion, and achieved $5.2 million and $(1.9) million, respectively, in operating income (loss), contributing to total operating loss of $(2.3) million.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Six Months Ended December 31, 2012 and 2011
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended December 31, 2012 and 2011 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2012	revenue	2011	revenue	(decrease)	(decrease)
Revenue	$1,736,289	100.0%	$2,127,808	100.0%	$(391,519)	(18.4)%
Gross profit	11,459	0.7	9,945	0.5	1,514	15.2
General and administrative expenses	5,105	0.3	6,162	0.3	(1,057)	(17.2)
M.F. Global, Inc. loss provision	(711)	—	2,094	0.1	(2,805)	(134.0)
Salaries and wages	6,383	0.4	6,846	0.3	(463)	(6.8)
Depreciation and amortization	568	—	452	—	116	25.7
Operating income (loss)	114	—	(5,609)	(0.3)	5,723	102.0
Interest income	2,464	0.1	3,286	0.2	(822)	(25.0)
Interest expense	(1,331)	(0.1)	(1,275)	(0.1)	56	4.4
Other income (expense), net	83	—	1,036	—	(953)	(92.0)
Unrealized gain (loss) on foreign exchange	(807)	—	1,479	0.1	(2,286)	(154.6)
Income (loss) from continuing operations before provision for income taxes	523	—	(1,083)	(0.1)	1,606	148.3
Provision for income taxes (income tax benefit)	1,062	0.1	(127)	—	1,189	936.2
Loss from continuing operations	(539)	—	(956)	—	417	43.6
Income (loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	—	—	(483)	—	483	100.0
Net loss	(539)	—	(1,439)	(0.1)	900	62.5
Less: net income attributable to the non-controlling interests	699	—	444	—	255	57.4
Net income (loss) attributable to Spectrum Group International, Inc.	$160	—%	$(995)	—%	$1,155	116.1%

			Increase/	% of Increase/
	2012	2011	(decrease)	(decrease)
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$0.01	$(0.02)	$0.03	(150.0)%
Basic - discontinued operations	$—	$(0.01)	$0.01	NM
Diluted - continuing operations	$0.01	$(0.02)	$0.03	(150.0)%
Diluted - discontinuing operations	$—	$(0.01)	$0.01	NM
Basic - net income (loss)	$0.01	$(0.03)	$0.04	(133.3)%
Diluted - net income (loss)	$0.01	$(0.03)	$0.04	(133.3)%

Weighted average shares outstanding
Basic	30,628	32,652
Diluted	30,835	32,652

NM - not meaningful
The operating results of our business for the six months ended December 31, 2012 and 2011 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2012	revenue	2011	revenue	(decrease)	(decrease)
Revenue	$3,401,156	100.0%	$4,386,862	100.0%	$(985,706)	(22.5)%
Gross profit	21,639	0.6	27,970	0.6	(6,331)	(22.6)
General and administrative expenses	10,233	0.3	12,703	0.3	(2,470)	(19.4)
M.F. Global loss provision	(711)	—	2,094	—	(2,805)	(134.0)
Salaries and wages	12,167	0.4	14,614	0.3	(2,447)	(16.7)
Depreciation and amortization	1,073	—	824	—	249	30.2
Operating loss	(1,123)	—	(2,265)	(0.1)	1,142	50.4
Interest income	4,652	0.1	6,910	0.2	(2,258)	(32.7)
Interest expense	(2,413)	(0.1)	(2,563)	(0.1)	(150)	(5.9)
Other income (expense), net	222	—	408	—	(186)	(45.6)
Unrealized gain (loss) on foreign exchange	(1,482)	—	3,239	0.1	(4,721)	(145.8)
Income (loss) from continuing operations before provision for income taxes	(144)	—	5,729	0.1	(5,873)	(102.5)
Provision for income taxes	1,170	—	2,843	0.1	(1,673)	(58.8)
Income (loss) from continuing operations	(1,314)	—	2,886	0.1	(4,200)	(145.5)
Income (loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	(663)	—	312	—	(975)	(312.5)
Net income (loss)	(1,977)	(0.1)	3,198	0.1	(5,175)	(161.8)
Less: net (income) loss attributable to the non-controlling interests	615	—	(1,020)	—	(1,635)	(160.3)
Net income (loss) attributable to Spectrum Group International, Inc.	$(1,362)	—%	$2,178	—%	$(3,540)	(162.5)%

			Increase/	% of Increase/
	2012	2011	(decrease)	(decrease)
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$(0.02)	$0.06	$(0.08)	(133.3)%
Basic - discontinued operations	$(0.02)	$0.01	$(0.03)	NM
Diluted - continuing operations	$(0.02)	$0.06	$(0.08)	(133.3)%
Diluted - discontinuing operations	$(0.02)	$0.01	$(0.03)	NM
Basic - net income (loss)	$(0.04)	$0.07	$(0.11)	(157.1)%
Diluted - net income (loss)	$(0.04)	$0.07	$(0.11)	(157.1)%

Weighted average shares outstanding
Basic	31,706	32,645
Diluted	31,706	32,992

NM - not meaningful
Revenues and Gross Profit
Revenues for the three months ended December 31, 2012 decreased $391.5 million, or 18.4%, to $1.74 billion from $2.13 billion in 2011. Revenues for the six months ended December 31, 2012 decreased $985.7 million, or 22.5%, to $3.40 billion from $4.39 billion in 2011. Our Trading segment revenues decreased $401.9 million, or 19.2%, for the three months ended December 31, 2012 and decreased $978.9 million, or 22.9% for the six months ended December 31, 2012. Our Collectibles segment revenues increased $10.4 million, or 27.9%, for the three months ended December 31, 2012 and decreased $6.8 million, or 6.5%, for the six months ended December 31, 2012. For further information regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.

Our gross profit for the three months ended December 31, 2012 increased $1.5 million, or 15.2%, to $11.5 million, or a gross profit margin of
0.7%, from $9.9 million, or a gross profit margin of 0.5% in 2011. We experienced a decrease in gross profit of $0.7 million, or 9.6%, to
$6.5 million, or a gross profit margin of 0.4%, in our Trading segment, while our Collectibles segment gross profit increased by $2.2 million, or 80.3%, to $4.9 million, or a gross profit margin of 10.4%, for the three months ended December 31, 2012. Our gross profit for the six months ended December 31, 2012 decreased $6.3 million to $21.6 million, or a gross profit margin of 0.6%, from $28.0 million, or a gross profit margin of 0.6% in 2011. The decrease was attributable to both Trading and Collectibles segments. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments, below.
Operating Expenses
General and administrative expenses decreased $1.1 million, or 17.2%, to $5.1 million in the three months ended December 31, 2012 from $6.2 million in 2011. For the six months ended December 31, 2012, general and administrative expenses decreased $2.5 million, or 19.4%, to $10.2 million from $12.7 million in 2011. Theses decreases are primarily attributable to an effort to reduce costs in our Collectibles segment, including spending on outside consultants and travel, as well as decreased general and administrative costs in our Trading segment.

During the three months ended December 31, 2011, we recorded a $2.1 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. The account was settled in the three months ended December 31, 2012. Refer to note 5 to the accompanying condensed consolidated financial statements for further information.
Salaries and wages decreased $0.5 million, or 6.8%, to $6.4 million in the three months ended December 31, 2012 from $6.8 million in 2011. The decrease for the three months is due primarily to reduction in headcount in the Collectibles segment and at corporate and a decline in Trading and corporate bonuses due to lower than expected performance. For the six months ended December 31, 2012, salaries and wages decreased $2.4 million, or 16.7%, to $12.2 million from $14.6 million in 2011. The decrease in salaries and wages for the six month period were primarily the result of a decline in bonuses for the first quarter of fiscal 2013 versus the first quarter of fiscal 2012 as a result of lower than expected performance in our Trading and Collectibles segments, as well as decreased headcount and severance payments.
Depreciation and amortization expense increased $0.1 million, or 25.7%, to $0.6 million for the three months ended December 31, 2012 from $0.5 million in 2011. For the six months ended December 31, 2012, depreciation and amortization expense increased $0.2 million, or 30.2%, to $1.1 million from $0.8 million in 2011. The increases are primarily a result of purchases of property and equipment for our corporate headquarters.
Interest Income
Interest income decreased $0.8 million, or 25.0%, to $2.5 million for the three months ended December 31, 2012 from $3.3 million in 2011. For the six months ended December 31, 2012, interest income decreased $2.3 million, or 32.7%, to $4.7 million from $6.9 million in 2011. The decreases were primarily due to decreases in our Trading segment's financing and liquidity service business.

Interest Expense
Interest expense for the three months ended December 31, 2012 decreased $0.06 million, or 4.4% to $1.3 million from $1.3 million in 2011. For the six months ended December 31, 2012, interest expense decreased $0.2 million, or 5.9% to $2.4 million from $2.6 million in 2011. The increases were related primarily to usage of our Trading segment's line of credit (the “Trading Facility”) as well as our Collectibles line of credit (the “Collectibles Facility”). Both our Trading and Collectibles segment utilize their lines of credit extensively for working capital requirements. For the six months ended December 31, 2012, our consolidated average debt balance was approximately $100.8 million, excluding the debt on the mortgage on the McGaw building totaling $6.3 million and the note payable to Summit Coins of $0.3 million, compared to $132.9 million in the six months ended December 31, 2011, excluding the same items.
Net Other Income (Expenses)
Net other income (expenses) for the three months ended December 31, 2012 decreased by $1.0 million to $0.08 million income from $1.0 million income in 2011. For the six months ended December 31, 2012, net other income (expenses) decreased by $0.2 million to $0.2 million income from $0.4 million income in 2011. The decreases were due to various miscellaneous items.
Provision for Income Taxes (Income Tax Benefit)
Our provision for income taxes (income tax benefit) on continuing operations was approximately $1.1 million and $(0.1) million for the three months ended December 31, 2012 and 2011. Our effective tax rate was approximately 203.1% and 11.7% for the three months ended December 31, 2012 and 2011, respectively. Our provision for income taxes on continuing operations was approximately $1.2 million and $2.8 million for the six months ended December 31, 2012 and 2011, respectively. Our effective tax rate was (809.4)% and 49.6% for the six months ended December 31, 2012 and 2011, respectively. The Company's effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials. In addition, during the six months ended December 31, 2012, the Company recorded discreet adjustments to tax expense as a result of a change in tax law that impacted the valuation of state deferred tax assets and the accrual of an uncertain tax position related to foreign income taxes.

Our projected annual effective tax rate for the fiscal year ending June 30, 2013 is 48.8% compared to an actual rate of 48.0% for the fiscal year ended June 30, 2012.
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
Income (Loss) from Discontinued Operations
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. (“GMA”). On September 13, 2012, the Company completed the sale of its Stamps division. The results of operations of GMA and the Stamps division are presented as discontinued operations for all periods presented in the condensed consolidated financial statements. See Note 3 of the accompanying notes to condensed consolidated financial statements. Income (loss) from discontinued operations increased $0.5 million to $0 in the three months ended December 31, 2012 from $(0.5) million loss in 2011. For the six months ended December 31, 2012, income (loss) from discontinued operations decreased $1.0 million to a loss of $(0.7) million from $0.3 million income in 2011. The Stamps division did not hold any auctions from July 1, 2012 through September 13, 2012, resulting in a decrease in revenue of $5.8 million to $0.2 million for the six months ended December 31, 2012 from $5.9 million in 2011.
Non-controlling Interests
Net loss attributable to non-controlling interests decreased $0.3 million, or 57.4%, to $0.7 million loss for the three months ended December 31, 2012 from $0.4 million loss in 2011. The decrease was primarily due to our first quarter 2013 repurchase of Auctentia's 20% interest in Spectrum PMI, which owned 100% of our A-Mark subsidiary. For the six months ended December 31, 2012, net income/loss attributable to non-controlling interests decreased $1.6 million, or 160.3%, to $0.6 million loss from $1.0 million income in 2011. The change was primarily due to a decrease in net income (loss) of Stacks-Bowers Numismatics, LLC and our A-Mark subsidiary, as well as the impact of the repurchase of the non-controlling interest in Auctentia during the first quarter of 2013.
Net Income (Loss) Attributable to SGI
Net income (loss) attributable to SGI decreased $1.2 million, or 116.1%, to $0.2 million in the three months ended December 31, 2012 from $(1.0) million in 2011. For the six months ended December 31, 2012, net income attributable to SGI decreased $3.5 million, or 162.5%, to $(1.4) million from $2.2 million in 2011. The decrease is due primarily to net losses in our Collectibles segment as well as a decrease in net income in our Trading segment.
Earnings (Loss) per Share
Basic earnings (loss) per share from continuing operations increased $0.03 to $0.01 for the three months ended December 31, 2012, from $(0.02) in 2011, while diluted earnings per share from continuing operations increased $0.03 to $0.01 from $(0.02) in 2011. For the six months ended December 31, 2012, basic earnings per share from continuing operations decreased $0.08 to $(0.02) from $0.06, while diluted earnings per share from continuing operations decreased $0.08 to $(0.02) from $0.06 in 2011. The change in both basic and diluted earnings per share was primarily due to changes in our net income (loss).

Trading Operations
The operating results of our Trading segment for the three months ended December 31, 2012 and 2011 are as follows:

		% of		% of	$	%
In thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,688,625	100.0%	$2,090,527	100.0%	$(401,902)	(19.2)%
Gross profit	6,512	0.4	7,202	0.3	(690)	(9.6)
General and administrative expenses	948	0.1	1,451	0.1	(503)	(34.7)
M.F. Global, Inc. loss provision	(711)	—	2,094	0.1	(2,805)	(134.0)
Salaries and wages	2,456	0.1	2,881	0.1	(425)	(14.8)
Depreciation and amortization	200	—	181	—	19	10.5
Operating income	$3,619	0.2%	$595	—%	$3,024	508.2%

The operating results of our Trading segment for the six months ended December 31, 2012 and 2011 are as follows:

		% of		% of	$	%
In thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$3,302,240	100.0%	$4,281,113	100.0%	$(978,873)	(22.9)%
Gross profit	11,676	0.4	15,684	0.4	(4,008)	(25.6)
General and administrative expenses	1,747	0.1	2,529	0.1	(782)	(30.9)
M.F. Global, Inc. loss provision	(711)	—	2,094	—	(2,805)	(134.0)
Salaries and wages	4,457	0.1	5,554	0.1	(1,097)	(19.8)
Depreciation and amortization	397	—	354	—	43	12.1
Operating income	$5,786	0.2%	$5,153	0.1%	$633	12.3%

Trading Revenues
Our Trading segment revenues decreased $401.9 million, or 19.2%, to $1.69 billion for the three months ended December 31, 2012 from $2.09 billion in 2011. For the six months ended December 31, 2012, our Trading segment revenues decreased $978.9 million, or 22.9%, to $3.30 billion from $4.28 billion in 2011. Our trading business experienced a decrease in commodity prices and in the amount of ounces sold for both gold and silver during the current year versus the prior year.
Gross Profit
Gross profit in our Trading segment for the three months ended December 31, 2012 decreased by $0.7 million, or 9.6%, to $6.5 million from $7.2 million in 2011. For the six months ended December 31, 2012, gross profit in our Trading segment decreased by $4.0 million, or 25.6%, to $11.7 million from $15.7 million in 2011. The decrease is due primarily to less price volatility and a decrease in volumes during the period.
General and Administrative Expenses
General and administrative expenses in our Trading segment decreased $0.5 million, or 34.7%, to $0.9 million in the three months ended December 31, 2012 from $1.5 million in 2011. For the six months ended December 31, 2012, general and administrative expenses in our Trading segment decreased $0.8 million, or 30.9%, to $1.7 million from $2.5 million in 2011. The decreases are not attributable to any one factor, but, in general, as we experience a slight contraction in our lending and overseas businesses, we see similar decreases in general and administration expenses for marketing, travel, and other administration expenses not directly associated with the cost of running the business or attributable to cost of goods sold.
M.F. Global, Inc. Loss Provision
During the second quarter of fiscal 2012, we recorded a $2.1 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. The account was settled in the second quarter of fiscal 2013, which resulted in a net gain of $0.7 million. Refer to note 5 to the accompanying condensed consolidated financial statements for further information.
Salaries and Wages
Salaries and wages in our Trading segment decreased $0.4 million, or 14.8%, to $2.5 million for the three months ended December 31, 2012, from $2.9 million in 2011. Salaries and wages in our Trading segment decreased $1.1 million, or 19.8%, to $4.5 million for the six months ended December 31, 2012, from $5.6 million in 2011. The decrease is due to lower levels of contractual performance-based compensation expense when compared to the same period last year.

Depreciation and Amortization
Depreciation and amortization in our Trading segment for the three and six months ended December 31, 2012 was comparable to the similar periods of 2011.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended December 31, 2012 and 2011 are as follows:

	2012		2011		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$47,664	100.0%	$37,281	100.0%	$10,383	27.9%
Revenues by Collectible Type:
Numismatics	$47,006	98.6%	$35,901	96.3%	$11,105	30.9%
Philatelic	—	—%	18	—%	(18)	(100.0)%
Wine	658	1.4	1,362	3.7	(704)	(51.7)
	$47,664	100.0%	$37,281	100.0%	$10,383	27.9%
The revenues in our operations by collectible type for the six months ended December 31, 2012 and 2011 are as follows:

	2012		2011		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$98,916	100.0%	$105,749	100.0%	$(6,833)	(6.5)%
Revenues by Collectible Type:
Numismatics	$97,592	98.7%	$103,178	97.6%	$(5,586)	(5.4)%
Philatelic	—	—%	(19)	—%	19	100.0%
Wine	1,324	1.3	2,590	2.4	(1,266)	(48.9)
	$98,916	100.0%	$105,749	100.0%	$(6,833)	(6.5)%

Collectibles Revenue
Our Collectible segment revenues increased by $10.4 million, or 27.9%, to $47.7 million in the three months ended December 31, 2012 from $37.3 million in 2011. This increase is due primarily to stronger sales in our numismatics business as a result of improved market conditions quarter over quarter. Numismatic sales increased $11.1 million, or 30.9% to $47.0 million for the three months ended December 31, 2012 from $35.9 million in 2011. For the six months ended December 31, 2012, our Collectible segment revenues decreased by $6.8 million, or 6.5%, to $98.9 million from $105.7 million in 2011. Our numismatic business experienced weaker sales in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, despite improvement in the second quarter. This was due in part to lower international hammer prices at auction impacting our commissions. Additionally, our wine revenues decreased by $0.7 million and decreased by $1.3 million for the three and six month periods, respectively. Our sales from live auction in the three months ended December 31, 2012 were lower as a result of less consignments and a less favorable wine market. For the six month period, the decrease is also due to the fact that we held a live auction in our wine business in the first quarter of fiscal 2012; however, we did not hold a comparable auction in the first quarter of fiscal 2013.

For the three and six months ended December 31, 2011, our auction revenues and gross margin were positively impacted by approximately $2.9 million due to a change in when we recognize revenue. For the three and six months ended December 31, 2011, our wholesale revenues and gross margin were positively impacted by approximately $404,000 due to a change in when we recognize revenue. Additionally, our net income and diluted earnings per share were positively impacted by $1.7 million and $0.05 per share in the three and six months ended December 31, 2011, respectively.

The operating results of our Collectibles segment for the three months ended December 31, 2012 and 2011 are as follows:

		% of		% of	$	%
in thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$47,664	100.0%	$37,281	100.0%	$10,383	27.9%
Gross profit	4,947	10.4	2,743	7.4	2,204	80.3
General and administrative expenses	2,618	5.5	3,538	9.5	(920)	(26.0)
Salaries and wages	2,997	6.3	2,636	7.1	361	13.7
Depreciation and amortization	271	0.6	239	0.6	32	13.4
Operating loss	$(939)	(2.0)%	$(3,670)	(9.8)%	$2,731	74.4%

The operating results of our Collectibles segment for the six months ended December 31, 2012 and 2011 are as follows:

		% of		% of	$	%
in thousands	2012	revenue	2011	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$98,916	100.0%	$105,749	100.0%	$(6,833)	(6.5)%
Gross profit	9,963	10.1	12,286	11.6	(2,323)	(18.9)
General and administrative expenses	5,393	5.5	7,339	6.9	(1,946)	(26.5)
Salaries and wages	5,784	5.8	6,473	6.1	(689)	(10.6)
Depreciation and amortization	497	0.5	419	0.4	78	18.6
Operating loss	$(1,711)	(1.7)%	$(1,945)	(1.8)%	$234	12.0%
Gross Profit
Gross profit in our Collectibles segment for the three months ended December 31, 2012 increased $2.2 million, or 80.3% to $4.9 million from $2.7 million in 2011. The increase is due primarily to sales of a higher percentage of higher margin numismatic materials in the second quarter of fiscal 2013 as compared to the second quarter of fiscal 2012, as well as the impact of hedging transactions and the positive impact of a $0.4 million change in provision for inventory reserves. For the six months ended December 31, 2012, gross profit in our Collectibles segment decreased $2.3 million, or 18.9% to $10.0 million from $12.3 million in 2011. The main drivers of the decrease for the six month period were sales of a higher percentage of certain lower margin numismatic materials in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012 and the impact of hedging transactions. We experienced a hedge gains (losses) of $0.3 million and $(0.5) million for the three and six months ended December 31, 2012 compared to a hedge losses of $(0.5) million and $(0.05) million in 2011, which represents an increase in gross profit of $0.8 million for the three month period and a decrease in gross profit of $0.5 million for the six month period, respectively.
General and Administrative Expense
General and administrative expenses in our Collectibles segment decreased $0.9 million, or 26.0%, to $2.6 million for the three months ended December 31, 2012 from $3.5 million in 2011. For the six months ended December 31, 2012, general and administrative expenses in our Collectibles segment decreased $1.9 million, or 26.5%, to $5.4 million from $7.3 million in 2011. The decreases are mainly attributable to an effort to reduce general and administrative expenses, particularly on outside consultants and travel.
Salaries and Wages
Salaries and wages in our Collectibles segment increased $0.4 million, or 13.7%, to $3.0 million for the three months ended December 31, 2012 from $2.6 million in 2011. The primary reason for the increase was an increase in bonuses and commissions of $0.8 million due to improved performance in our numismatics business, which was partially offset by the impact of reduced headcount in our Collectibles segment overall. For the six months ended December 31, 2012, salaries and wages in our Collectibles segment decreased $0.7 million, or 10.6%, to $5.8 million from $6.5 million in 2011. The decrease was due to a reduction in headcount, as well as a decline in bonuses and commissions of $0.1 million due to lower than expected performance in the first quarter of fiscal 2013 versus the first quarter of fiscal 2012.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment was comparable for the three and six months ended December 31, 2012 and 2011.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the six months ended December 31, 2012 and 2011:

in thousands	2012	2011

Cash provided by operating activities — continuing operations	$41,178	$24,558
Cash provided by (used in) operating activities — discontinued operations	(1,238)	280
Cash provided by operating activities	$39,940	$24,838
Cash provided by (used in) investing activities — continuing operations	$6,142	$(1,858)
Cash used in investing activities — discontinued operations	(22)	(27)
Cash provided by (used in) investing activities	6,120	(1,885)
Cash used in financing activities — continuing operations	$(48,854)	$(13,591)
Cash provided by (used in) financing activities — discontinued operations	$—	$—
Cash used in financing activities	$(48,854)	$(13,591)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of philatelic and numismatic materials and the timing of our auctions.
Operating activities from continuing operations provided $41.2 million in cash for the six months ended December 31, 2012 and provided $24.6 million in cash for the six months ended December 31, 2011, respectively. Primary uses of cash in our operating cash flows from continuing operations for the six months ended December 31, 2012 include the impact of $15.6 million, $11.3 million, $8.1 million, $4.3 million, and $3.8 million related to changes in receivables and secured loans in our Trading operations, inventory, liabilities on borrowed metals, accounts receivable and consignor advances in our Collectibles segment and accounts payable, consignor payables, accrued expenses and other liabilities. Primary sources of cash in operating cash flows from continuing operations for the six months ended December 31, 2011 include $64.4 million, $37.0 million, $10.5 million and $5.0 million associated with changes in accounts payable, consignor payables, accrued expenses and other liabilities, inventory, liabilities on borrowed metals, and accounts receivable and consignor advances from our Collectibles operations, respectively. These sources of cash were partially offset by the impact of $94.2 million related to changes in receivables and secured loans from our Trading operations. Discontinued operations, primarily our Stamps division, used cash of $1.2 million for the six months ended December 31, 2012, and provided cash of $280,000 for the six months ended December 31, 2011. The Stamps division was sold during the first quarter of fiscal 2013.
Our investing activities from continuing operations provided cash in the six months ended December 31, 2012 of $6.1 million and used cash of $1.9 million in the six months ended December 31, 2011. A primary source of cash in the six months ended December 31, 2012 was the net proceeds of $7.8 million from the sale of our Stamps division, which was partially offset by capital expenditures for property and equipment of $1.6 million. Our investing activities from continuing operations in the six months ended December 31, 2011 used cash of $1.9 million, which was primarily as a result of $2.3 million in capital expenditures. Cash flows used in investing activities related to discontinued operations, primarily our Stamps division, was $22,000 during the six months ended December 31, 2012 compared to $27,000 during the six months ended December 31, 2011.
Our financing activities from continuing operations used $48.9 million for the six months ended December 31, 2012 and used $13.6 million for the six months ended December 31, 2011. We borrowed $12.0 million under lines of credit for the six months ended December 31, 2012 compared to net repayments of $13.5 million in the six months ended December 31, 2011. During the six months ended December 31, 2012, we also issued common stock for $25.2 million, repurchased and retired common stock from Afinsa and Auctentia for $51.2 million, and repaid $10.8 million of our obligation under product financing arrangement in our Trading operations.
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $35.1 million and $27.1 million at December 31, 2012 and at June 30, 2012, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $9.0 million and $7.0 million at December 31, 2012 and at June 30, 2012, respectively.

A-Mark entered into an agreement with a third party for the sale of precious metals, at the option of the third party, at a fixed price. Such agreement allows us to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory with adjustments included as components of cost of precious metals sold. Such obligation totaled $4.8 million and $15.6 million as of December 31, 2012 and June 30, 2012, respectively.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of December 31, 2012, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.21% and 0.24% as of December 31, 2012 and June 30, 2012,

respectively. Borrowings are due on demand and totaled $79.5 million and $91.0 million for lines of credit and $9.0 million and $7.0 million for letters of credit at December 31, 2012 and at June 30, 2012, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $81.5 million and $65.0 million at December 31, 2012 and June 30, 2012, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at December 31, 2012 were $36.0 million and $60.6 million, respectively. Our ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

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

Separately, A-Mark has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of December 31, 2012, the total amount borrowed with this lender was $21.0 million, which consisted of $20.0 million by A-Mark and $1.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2012 were $2.0 million. As of June 30, 2012, the total amount borrowed was $18.0 million, $0.0 million by SNI and $18.0 million by A-Mark.

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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5, 8 and 11 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and six months ended December 31, 2012 were $28.4 million and $(8.2) million, respectively, and for the three and six months ended December 31, 2011 were $40.2 million and $9.9 million, respectively.
At December 31, 2012 and June 30, 2012, we had the following outstanding purchase and sale commitments:

(in thousands)	December 31, 2012	June 30, 2012

Purchase commitments	$481,159	$392,307
Sales commitments	(190,848)	(140,823)
Margin sale commitments	(56,049)	(39,716)
Open forward contracts	104,331	59,659
Open futures contracts	217,801	244,954

The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2012 are scheduled to settle within 30 days.
We are exposed to the risk of failure of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2012, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

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

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended December 31, 2012, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our 2012 Annual Report. Readers of this report are urged to read that section of the 2012 Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

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

Date:	February 13, 2013	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	February 13, 2013
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	February 13, 2013
Paul Soth	(Principal Financial Officer)