Form 10-Q
period 2013-03-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2013-05-14
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 8, 2013, the registrant had 30,555,742 shares of Common Stock outstanding, par value $0.01 per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended March 31, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	March 31, 2013	June 30, 2012 (1)

ASSETS
Current assets:
Cash and cash equivalents	$28,083	$25,305
Receivables and secured loans, net — trading operations	86,009	127,995
Accounts receivable and consignor advances, net — collectibles operations	14,287	20,428
Inventory, net	133,147	157,849
Prepaid expenses and other assets	3,134	2,770
Deferred tax assets	—	13,192
Current assets of discontinued operations	—	8,273
Total current assets	264,660	355,812
Property and equipment, net	13,260	11,710
Goodwill	5,986	6,765
Other purchased intangibles, net	6,522	7,157
Restricted cash	597	550
Income tax receivables	888	2,637
Deferred tax assets — non-current	2,486	1,207
Other assets	566	943
Non-current assets of discontinued operations	—	1,115
Total assets	$294,965	$387,896
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$62,589	$95,787
Liability on borrowed metals	36,514	27,076
Obligation under product financing arrangement	9,821	15,576
Accrued expenses and other current liabilities	9,043	9,921
Income taxes payable	—	17,860
Lines of credit	78,561	92,669
Deferred tax liability	1,877	—
Debt obligations, current portion	365	154
Current liabilities of discontinued operations	—	8,224
Total current liabilities	198,770	267,267
Deferred and other long-term tax liabilities	9,122	8,010
Debt obligations, net of current portion	6,138	6,574
Other long-term liabilities	697	168
Total liabilities	214,727	282,019
Commitments and contingencies
Redeemable non-controlling interest	14	124
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 30,555 and 32,723 at March 31, 2013 and June 30, 2012, respectively	306	327
Additional paid-in capital	210,234	242,418
Accumulated other comprehensive income	6,634	6,389
Accumulated deficit	(138,916)	(156,777)
Total Spectrum Group International, Inc. stockholders’ equity	78,258	92,357
Non-controlling interest	1,966	13,396
Total stockholders’ equity	80,224	105,753
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$294,965	$387,896

(1)
The condensed consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K, adjusted to reflect discontinued operations. See note 3 of the Notes to Condensed Consolidated Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012 (1)	March 31, 2013	March 31, 2012 (1)
Revenues:
Sales of precious metals	$1,825,450	$1,816,231	$5,127,690	$6,097,344
Collectibles revenues:
Sales of inventory	37,819	40,120	128,993	133,933
Auction services	6,325	4,921	14,067	16,857
Total revenues	1,869,594	1,861,272	5,270,750	6,248,134
Cost of sales:
Cost of precious metals sold	1,817,707	1,810,664	5,108,271	6,076,093
Cost of collectibles sold	37,246	38,678	122,492	128,561
Auction services expense	1,062	846	4,769	4,426
Total cost of sales	1,856,015	1,850,188	5,235,532	6,209,080
Gross profit	13,579	11,084	35,218	39,054
Operating expenses:
General and administrative	4,995	5,546	15,228	18,249
M.F. Global, Inc. loss provision	—	—	(711)	2,094
Salaries and wages	7,524	7,047	19,691	21,661
Depreciation and amortization	570	490	1,643	1,314
Total operating expenses	13,089	13,083	35,851	43,318
Operating income (loss)	490	(1,999)	(633)	(4,264)
Interest and other income (expense):
Interest income	1,785	3,205	6,437	10,115
Interest expense	(672)	(1,326)	(3,085)	(3,889)
Other income, net	25	47	247	455
Unrealized gain (loss) on foreign exchange	(54)	(869)	(1,536)	2,370
Total interest, other income (expense) and unrealized gain (loss) on foreign exchange	1,084	1,057	2,063	9,051
Income (loss) from continuing operations before provision for income taxes	1,574	(942)	1,430	4,787
Provision for income taxes (income tax benefit)	525	(711)	1,695	2,132
Income (loss) from continuing operations	1,049	(231)	(265)	2,655
Income (loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	50	(252)	(613)	60
Net income (loss)	1,099	(483)	(878)	2,715
Less: net (income) loss attributable to non-controlling interests	(347)	(138)	268	(1,158)
Net income (loss) attributable to Spectrum Group International, Inc.	$752	$(621)	$(610)	$1,557
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$0.02	$(0.01)	$—	$0.05
Basic - discontinued operations	$—	$(0.01)	$(0.02)	$—
Diluted - continuing operations	$0.02	$(0.01)	$—	$0.05
Diluted - discontinued operations	$—	$(0.01)	$(0.02)	$—
Basic - net income (loss)	$0.02	$(0.02)	$(0.02)	$0.05
Diluted - net income (loss)	$0.02	$(0.02)	$(0.02)	$0.05
Weighted average shares outstanding
Basic	30,640	32,723	31,356	32,659
Diluted	30,895	32,723	31,356	32,902
_______________________________
(1) Adjusted to reflect discontinued operations. See note 3 of the notes to Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012 (1)	March 31, 2013	March 31, 2012 (1)
Net income (loss) from continuing operations	$1,049	$(231)	$(265)	$2,655
Other comprehensive income (loss) before tax from continuing operations:
Foreign currency translation adjustments	(45)	932	1,338	(2,165)
Other comprehensive income (loss) before tax from continuing operations	(45)	932	1,338	(2,165)
Income tax expense (benefit) related to components of other comprehensive income from continuing operations	(19)	12	555	(1,222)
Other comprehensive income, net of tax, from continuing operations	1,023	689	518	1,712
Other comprehensive income (loss), net of tax, from discontinued operations	50	(469)	(128)	(831)
Comprehensive income	1,073	220	390	881
Less: comprehensive income (loss) attributable to non-controlling interest	(347)	(138)	268	(1,158)
Comprehensive income (loss) attributable to Spectrum Group International, Inc.	726	82	658	(277)
_______________________________
(1) Adjusted to reflect discontinued operations. See note 3 of the notes to Condensed Consolidated Financial Statements.
See accompanying notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests (1)	Total Stockholders’ Equity
Balance, June 30, 2012	32,723	327	242,418	6,389	(156,777)	92,357	13,396	105,753
Comprehensive income (loss):
Net loss	—	—	—	—	(610)	(610)	(158)	(768)
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	1,268	—	1,268	—	1,268
Comprehensive loss	—	—	—	—	—	658	(158)	500
Share based compensation	—	—	902	—	—	902	—	902
Issuance of common stock for restricted stock grants	88	1	(1)	—	—	—	—	—
Taxes paid in exchange for cancellation of restricted stock	(3)	—	—	—	—	—	—	—
Repurchase of restricted stock units	—	—	(1)	—	—	(1)	—	(1)
Repurchase of common stock	(124)	(1)	(247)	—	—	(248)	—	(248)
Exercise of stock options	50	1	104			105		105
Sale of Stamps business	—	—	(7,192)	(1,023)	7,393	(822)	—	(822)
Retirement of repurchased Afinsa and Auctentia common stock and interest in Spectrum Precious Metals, Inc.	(15,610)	(156)	(51,022)	—	11,272	(39,906)	(11,272)	(51,178)
Issuance of common stock	13,431	134	25,079	—	—	25,213	—	25,213
Restricted capital of foreign subsidiary	—	—	194	—	(194)	—	—	—
Balance, March 31, 2013	30,555	$306	$210,234	$6,634	$(138,916)	$78,258	$1,966	$80,224

(1) Net income (loss) attributable to non-controlling interests for the nine months ended March 31, 2013 excludes $110,000 relating to redeemable non-controlling interests which are reflected in temporary equity as of March 31, 2013.

See accompanying notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	March 31, 2013	March 31, 2012 (1)
Cash flows from operating activities:
Net income (loss)	$(878)	$2,715
(Income) loss from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	613	(60)
Income (loss) from continuing operations	(265)	2,655
Adjustments to reconcile income from continuing operations to net cash provided by operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	1,536	(2,370)
Depreciation and amortization	1,643	1,314
Provision for bad debts	(610)	2,094
Provision for inventory reserve	19	485
Share based compensation	902	430
Gain on sale of Stamps business	(17)	—
Loss on abandonment of property and equipment	—	75
Changes in assets and liabilities:
Receivables and secured loans	42,697	(11,478)
Accounts receivable and consignor advances	1,052	1,220
Inventory	24,105	2,171
Prepaid expenses and other assets	(929)	61
Liabilities on borrowed metals	9,438	14,753
Accounts payable, consignor payables, accrued expenses and other liabilities	(33,733)	(29,307)
Income taxes receivable/payable	(14,970)	(8,332)
Deferred taxes and other long-term tax liabilities	13,790	6,660
Accrued litigation settlement	—	(755)
Net cash provided by (used in) operating activities — continuing operations	44,658	(20,324)
Net cash used in operating activities — discontinued operations	(1,163)	(4,316)
Net cash provided by (used in) operating activities	43,495	(24,640)
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,916)	(2,596)
Change in restricted cash	(47)	593
Purchases/sales of marketable securities	—	68
Divestiture of business	7,750	—
Net cash provided by (used in) investing activities — continuing operations	5,787	(1,935)
Net cash used in investing activities — discontinued operations	(22)	(38)
Net cash provided by (used in) investing activities	5,765	(1,973)
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	(14,108)	15,508
Repayments on notes payable and capital lease obligations	(320)	(79)
Obligation under product financing arrangement	(5,755)	18,314
Issuance of common stock	25,213	5
Retirement of repurchased Afinsa and Auctentia common stock and interest in Spectrum Precious Metals, Inc.	(51,178)	—
Repurchase of common stock	(248)	—
Proceeds from exercise of stock options	105	—
Contribution from non-controlling interest	—	150
Repurchase of restricted stock	(1)	—
Distributions paid to non-controlling interest	—	(6)
Net cash provided by (used in) financing activities — continuing operations	(46,292)	33,892
Net cash provided by (used in) financing activities — discontinued operations	—	—
Net cash used in financing activities	(46,292)	33,892
Effects of exchange rate changes on cash	(190)	752
Net increase in cash and cash equivalents	2,778	8,031
Cash and cash equivalents, beginning of period	25,305	24,181
Cash and cash equivalents, end of period	$28,083	$32,212
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$2,770	$2,766
Income taxes	$2,961	$1,184
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$665	$—
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

Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive income (loss), condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2013 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “2012 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2012 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2012 Annual Report.

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

On September 25, 2012, the Company purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia were reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, the Company repurchased all of Auctentia's remaining 20% interest in Spectrum PMI, Inc.

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
European Operations
The European Operations (the “European Operations”) comprised European companies of the Stamps division (the “Stamps division”) of the Collectibles segment. The Stamps division is primarily engaged in the sale of philatelic (stamps) materials by auction. All but one of the European companies were sold on September 13, 2012. See discontinued operations, below (Note 3).

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the nine months ended March 31, 2013. See Note 2 to the Company's consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.

Restricted Cash
During the fourth quarter of fiscal 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1,121,000 of cash in escrow consisting of $768,000 for building improvements and a leasing reserve totaling $353,000. As of March 31, 2013, the Company had remaining restricted cash of $597,000, consisting of $245,000 for building improvements and $352,000 for leasing reserve.

Foreign Currency Translation
Assets and liabilities denominated in foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Statements of operations accounts are translated at the average exchange rates during the year. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive income, a component of stockholders' equity. Gains and losses resulting from other foreign currency transactions are included in interest and other income (expense) in the condensed consolidated statements of operations. For the three and nine months ended March 31, 2013 and 2012, the Company recognized unrealized gains (losses) of $(54,000) and $(1.5) million and $(0.9) million and $2.4 million, respectively, on foreign exchange in the condensed consolidated statements of operations in connection with the transaction adjustments of intercompany Euro denominated loans, owed by SGI to certain of its subsidiaries included in its European Operations. On January 2, 2013, upon the conversion of Euro denominated notes to U.S. dollars, the Company changed the functional currency of its European Operations. See Note 3 for further information regarding discontinued operations. As of March 31, 2012, Euro denominated loans owed by SGI to certain of its subsidiaries was $31.1 million.

Income Taxes
The Company estimates its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The total unrecognized tax benefit is $27.7 million; $7.6 million of this amount is presented as an accrued liability in the consolidated balance sheet as of March 31, 2013 and is presented within deferred and other long-term tax liabilities. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes (income tax benefit) in the condensed consolidated statements of operations.
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

A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing basic earnings per share for the three months ended March 31, 2013, the Company excluded 547,000 shares of common stock and 37,500 stock appreciation rights (“SARs”), where exercise prices were in excess of the quoted market price of the Company's common stock and 123,001 unvested restricted stock units because inclusion would be anti-dilutive. Since the Company incurred a net loss for the nine months ended March 31, 2013, basic and diluted loss per share were the same because the inclusion of 1,682,501 potential common shares, related to 1,139,500 outstanding stock options, 505,501 restricted stock grants, and 37,500 SARs, in the computation of net loss per share would have been anti-dilutive. Since the Company incurred a net loss for the three months ended March 31, 2012, basic and diluted loss per share were the same because the inclusion of 1,148,898 potential common shares, related to 640,750 outstanding stock options, 470,648 restricted stock grants, and 37,500 SARs, in the computation of net loss per share would have been anti-dilutive. In computing diluted earnings per share for the nine months ended March 31, 2012, the Company excluded options to purchase 318,750 shares of common stock and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock and 468,148 unvested restricted stock units because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at March 31, 2013 and 2012.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Basic weighted average shares outstanding (1)	30,640	32,723	31,356	32,659
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	255	—	—	243
Diluted weighted average shares outstanding	30,895	32,723	31,356	32,902

(1)	Basic weighted average shares outstanding includes the effect of vested but unissued restricted stock grants (see note 15).

Recent Accounting Pronouncements
In March 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. The amendment requires the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This update is effective for annual and interim periods beginning after December 15, 2013. The adoption of the accounting principles in this update are not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The amendments in this update require an entity to disclose significant amounts reclassified out of accumulated other comprehensive income into net income by the respective line items of net income in its entirety in the same reporting period. These amendments are effective for the Company prospectively for reporting periods beginning after December 15, 2012. Adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

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

The table below presents assets and liabilities of discontinued operations as of March 31, 2013 and June 30, 2012:

in thousands	March 31, 2013	June 30, 2012
Assets
Current assets:
Accounts receivable and consignor advances, net - collectible operations	$—	$7,270
Inventory, net	—	589
Prepaid expenses and other assets	—	414
Total current assets	—	8,273
Property and equipment, net	—	513
Goodwill	—	238
Other purchased intangibles, net	—	225
Other assets	—	139
Total assets	$—	$9,388
Liabilities
Accounts payable and consignor payables	$—	$6,004
Accrued expenses and other current liabilities	—	2,046
Income taxes payable	—	174
Total liabilities	$—	$8,224

The following results of operations of the Stamps division and GMA have been presented as discontinued operations in the condensed consolidated statements of operations for all periods presented. In July 2011, the Company received $255,000 from GMA's buyer to finalize the transaction. As a result of finalizing this transaction, the Company recognized a gain of $55,000.

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Revenues	$—	$2,128	$185	$8,068
Income (loss) from discontinued operations:
Income (loss) from discontinued operations, excluding taxes and gain on sales of assets	—	(254)	(1,080)	60
Income tax benefit	(50)	(2)	(467)	—
Income (loss) from discontinued operations	$50	$(252)	$(613)	$60

4.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the three and nine months ended March 31, 2013 and 2012 are listed below:

	Three Months Ended				Nine Months Ended
	March 31, 2013		March 31, 2012		March 31, 2013		March 31, 2012

in thousands					Amount	Percent	Amount	Percent
Total Trading segment revenue	$1,825,450	100.0%	$1,816,231	100.0%	$5,127,690	100.0%	$6,097,344	100.0%
Trading segment customer concentrations
Customer A	$301,644	16.5%	$489,628	27.0%	$559,611	10.9%	$1,373,017	22.5%
Customer B	231,272	12.7	60,206	3.3	497,646	9.7	296,922	4.9
Customer C	39,988	2.2	248,958	13.7	759,214	14.8	910,332	14.9
Total	$572,904	31.4%	$798,792	44.0%	$1,816,471	35.4%	$2,580,271	42.3%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $39.5 million and $39.2 million of secured loans as of March 31, 2013 and June 30, 2012, respectively, are listed below:

	March 31, 2013		June 30, 2012

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$36,814	100.0%	$86,537	100.0%
Trading segment customer concentrations
Customer D	$20,875	56.7%	$55,803	64.5%
Customer B	3,747	10.2%	$7,423	8.6%
Total	$24,622	66.9%	$63,226	73.1%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of March 31, 2013 and June 30, 2012, respectively, are listed below:

	March 31, 2013		June 30, 2012

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$39,500	100.0%	$39,201	100.0%
Trading segment customer concentrations
Customer E	$12,500	31.6%	$—	—%
Customer F	9,339	23.6	8,539	38.9
Customer G	—	—	6,707	17.1%
Total	$21,839	55.2%	$15,246	38.9%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the three and nine months ended March 31, 2013 and 2012 and as of March 31, 2013 and June 30, 2012, the Collectibles segment had no reportable concentrations.

5.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of March 31, 2013 and June 30, 2012:

in thousands	March 31, 2013	June 30, 2012

Customer trade receivables	$17,462	$58,518
Wholesale trade advances	16,657	15,456
Secured loans	39,500	39,201
Due from M.F. Global, Inc. trustee	—	5,692
Due from other brokers and other	2,695	6,871
Subtotal	76,314	125,738
Less: allowance for doubtful accounts	(104)	(102)
Less: M.F. Global, Inc. trustee reserve	—	(1,016)
Subtotal	76,210	124,620
Derivative assets — futures contracts	8,584	3,375
Derivative assets — open purchase and sales commitments	1,205	—
Derivative assets — forward contracts	10	—
Receivables and secured loans, net — trading operations	$86,009	$127,995
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of March 31, 2013 and June 30, 2012, the loans carried average effective interest rates of 9.0% and 9.2%, respectively.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of March 31, 2013 and June 30, 2012:

in thousands	March 31, 2013	June 30, 2012 (1)

Auction and trade	$13,239	$20,138
Secured loan	1,006	—
Derivative assets — future contracts	91	98
Due from brokers	152	368
Subtotal	14,488	20,604
Less: allowance for doubtful accounts	(201)	(176)
Accounts receivable and consignor advances, net — collectibles operations	$14,287	$20,428

____________________
(1) Adjusted to reflect discontinued operations

Secured loan represent a short term loan made to a business partner of the Company on January 29, 2013. The loan matures January 29, 2014 and is fully secured by assets located at the customer's place of business. As of March 31, 2013, the loan has an interest rate of 7.5%.
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Generally, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is charged off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of March 31, 2013 and June 30, 2012 is appropriate. However, actual charge-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments for the nine months ended March 31, 2013 and year ended June 30, 2012 are as follows:

in thousands	March 31, 2013	June 30, 2012 (1)

Beginning balance	$1,294	$241
Provision for losses	(608)	1,171
Charge-offs to reserve	(383)	(110)
Foreign currency exchange rate changes	2	(8)
Ending balance	$305	$1,294
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
The Company's classes, which align with management reporting, are as follows:

in thousands	March 31, 2013		June 30, 2012

Bullion	$25,582	64.8%	$12,991	33.1%
Collectibles	13,918	35.2	26,210	66.9
Total secured loans	$39,500	100.0%	$39,201	100.0%

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
All loans are contractually subject to margin call. As a result, loans typically do not become impaired due to the fact the Company has the ability to require margin calls which are due upon receipt. Per the terms of the loan agreement, the Company has the right to rapidly liquidate the loan collateral in the event of a default. The material is highly liquid and easily sold to pay off the loan. Such circumstances would result in a short term impairment that would typically result in full repayment of the loan and fees due to the Company. There were no impaired loans as of March 31, 2013 and June 30, 2012.

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
There were no non-performing loans as of March 31, 2013 and June 30, 2012.
Further information about the Company credit quality indicator includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	March 31, 2013		June 30, 2012

Loan-to-value of 75% or more	$411	1.0%	$9,914	25.3%
Loan-to-value of less than 75%	39,089	99.0	29,287	74.7
Total	$39,500	100.0%	$39,201	100.0%

No loans have a loan-to-value in excess of 100% at March 31, 2013 and June 30, 2012.

6.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of March 31, 2013 and June 30, 2012 was $1.7 million and $1.8 million, respectively. As of March 31, 2013 and June 30, 2012, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $3.8 million and $(2.1) million, respectively. These unrealized gains (losses) are included within the cost of products sold in the accompanying condensed consolidated statements of operations. Such gains (losses) are generally offset by the results of hedging transactions, which have been reflected as a net gain (loss) on derivative instruments, which is a component of cost of precious metals sold in the condensed consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements of $36.5 million and $27.1 million as of March 31, 2013 and June 30, 2012, respectively. A corresponding obligation related to metals borrowed is reflected on the condensed consolidated balance sheets. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions (See Note 11).
The Trading segment's inventories also include amounts for obligation under a product financing arrangement totaling $9.8 million and $15.6 million as of March 31, 2013 and June 30, 2012 respectively (See Note 10).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of March 31, 2013 and June 30, 2012 totaled $6.5 million and $21.9 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Inventories as of March 31, 2013 and June 30, 2012 consisted of the following:

in thousands	March 31, 2013	June 30, 2012 (1)

Trading segment inventory	$113,860	$136,533
Less: reserve for loss	—	—
Trading, net	$113,860	$136,533
Collectibles segment inventory	$19,790	$22,033
Less: reserve for loss	(503)	(717)
Collectibles, net	$19,287	$21,316
Total inventory, gross	$133,650	$158,566
Less: reserve for loss	(503)	(717)
Net inventory	$133,147	$157,849
____________________
(1) Adjusted to reflect discontinued operations

Activity in the reserve for inventory loss for the nine months ended March 31, 2013 and year ended June 30, 2012 are as follows:

	Nine Months Ended	Year Ended
in thousands	March 31, 2013	June 30, 2012 (1)

Beginning balance	$717	$706
Provision for loss	19	517
Charge-offs to reserve	(233)	(506)
Foreign currency exchange rate changes	—	—
Ending balance	$503	$717
____________________
(1) Adjusted to reflect discontinued operations

7. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The changes in the carrying values of goodwill by business segment for the nine months ended March 31, 2013 are described below:

in thousands	Trading	Collectibles	Total
Balance as of June 30, 2012 (1)
Goodwill	4,884	6,144	11,028
Accumulated impairment losses	—	(4,263)	(4,263)
	4,884	1,881	6,765
Adjustment to goodwill due to foreign currency exchange rate changes	—	242	242
Disposals related to sale of stamps division	—	(1,021)	(1,021)
Goodwill impairment	—	—	—
Balance as of March 31, 2013
Goodwill	4,884	5,365	10,249
Accumulated impairment losses	—	(4,263)	(4,263)
	$4,884	$1,102	$5,986
____________________
(1) Adjusted to reflect discontinued operations
Cumulative goodwill impairment totaled $4.3 million as of March 31, 2013 and June 30, 2012, respectively. Please see note below regarding increases in goodwill related to the acquisition of Stack's, LLC (“Stack's”). Changes in goodwill were related to acquisitions and foreign currency translation adjustments within the European operations.

Other Purchased Intangible Assets
The carrying value of other purchased intangibles as of March 31, 2013 and June 30, 2012 is as described below:

		March 31, 2013				June 30, 2012 (1)

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,479	$—	$(798)	$2,681	$3,479	$—	$(798)	$2,681
Customer lists	5 - 15	9,057	(4,816)	(419)	3,822	9,057	(4,190)	(419)	4,448
Non-compete and other	4	2,270	(2,251)	—	19	2,270	(2,242)	—	28
Purchased intangibles subject to amortization		11,327	(7,067)	(419)	3,841	11,327	(6,432)	(419)	4,476
		$14,806	$(7,067)	$(1,217)	$6,522	$14,806	$(6,432)	$(1,217)	$7,157
____________________
(1) Adjusted to reflect discontinued operations

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the three and nine months ended March 31, 2013 and 2012 was $0.2 million and $0.6 million and $0.2 million and $0.6 million, respectively.
On January 3, 2011, B&M formed Stack's-Bowers Numismatics, LLC (“LLC”), a Delaware limited liability company with Stack's, a Delaware limited liability company (See Note 13).
Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,
2013 (remaining 3 months)	$205
2014	683
2015	567
2016	518
2017	479
Thereafter	1,389
Total	$3,841

8.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable and consignor payables consists of the following:

in thousands	March 31, 2013	June 30, 2012 (1)

Trade payable to customers and consignor payables	$12,431	$12,855
Advances from customers	26,387	21,368
Net liability on margin accounts	14,482	14,842
Other accounts payable	323	464
Derivative liabilities — open purchases and sales commitments	8,966	45,932
Derivative liabilities — forward contracts	—	326
	$62,589	$95,787
____________________
(1) Adjusted to reflect discontinued operations

9.	INCOME TAXES

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

Income tax provision/(benefit) on continuing operations for the three and nine months ended March 31, 2013 and 2012 consists of the following:

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
U.S.	436	(837)	718	1,676
Foreign	89	126	977	456
Provision for income taxes (income tax benefit) — continuing operations	525	(711)	1,695	2,132

The effective tax rate for the three and nine months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended		Nine Months Ended
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Effective tax rate	33.35%	75.48%	118.5%	44.54%

The effective tax rate varies significantly from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials.  In addition, during the nine months ended March 31, 2013, the Company recorded discreet adjustments to tax expense as a result of a change in tax law that impacted the valuation of state deferred tax assets and the accrual of an uncertain tax position related to foreign and state income taxes.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the quarter ended March 31, 2013, management concluded that, with the exception of foreign tax credits which require foreign source income to be reported in the U.S., certain state net operating loss carryforwards, and capital loss carryforward, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. The valuation allowance increased by $6.1 million during the nine months ended March 31, 2013 due to Management's assessment of its ability to utilize certain state net operating losses and federal carryforwards. We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $14.9 million and $8.8 million as of March 31, 2013 and June 30, 2012 respectively.
The Company was notified by the New York State Department of Taxation and Finance of their intent to audit the tax years ended June 30, 2008 through 2012. The Company is unable to predict the outcome at this time.

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

As of March 31, 2013, the Company had $27.7 million of unrecognized tax benefits and $1.7 million relating to interest and penalties. Of the total unrecognized tax benefits, $27.7 million would reduce our effective tax rate, if recognized. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.1 million and $0.3 million during the three and nine months ended March 31, 2013 and $0.1 million and $0.3 million during the three and nine months ended March 31, 2012. Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company expects to resolve this issue within the next six to twelve months; however the Company is unable to predict the outcome at this time.

10.	FINANCING AGREEMENTS

The Company has the following amounts outstanding under financing agreements as of March 31, 2013 and June 30, 2012:

in thousands	March 31, 2013	June 30, 2012
Liability on borrowed metals	$36,514	$27,076
Obligation under product financing agreement	$9,821	$15,576
Lines of credit:
Trading credit facility	$77,500	$91,000
Collectibles credit facility	1,000	—
LLC credit facility	61	1,669
Total lines of credit	$78,561	$92,669
Debt obligations:
Note payable for acquired assets, plus accrued interest	$205	$330
Note payable for building, plus accrued interest	6,298	6,398
Total debt obligations	$6,503	$6,728

Liability on Borrowed Metals
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $36.5 million and $27.1 million as of March 31, 2013 and June 30, 2012, respectively. Certain of these metals are secured by letters of credit issued under A-Mark's borrowing facility, which totaled $9.0 million and $7.0 million as of March 31, 2013 and June 30, 2012, respectively.

Obligation Under Product Financing Agreement
A-Mark entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory are carried at fair value, with changes in fair value recorded as a component of cost of precious metals sold in the condensed consolidated statements of operations. Such obligation totaled $9.8 million and $15.6 million as of March 31, 2013 and June 30, 2012, respectively.

Lines of Credit
Trading Credit Facility
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of March 31, 2013, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.20% and 0.24% as of March 31, 2013 and June 30, 2012, respectively. Borrowings are due on demand and totaled $77.5 million and $91.0 million for lines of credit and $9.0 million and $7.0 million for letters of credit at March 31, 2013 and at June 30, 2012, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $83.5 million and $65.0 million at March 31, 2013 and June 30, 2012, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of March 31, 2013 was $38.9 million and $62.6 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.8 million and $2.6 million for the three and nine months ended March 31, 2013 and $1.2 million and $3.3 million for the three and nine months ended March 31, 2012, respectively.

Collectibles Credit Facility
In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), B&M, and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line of credit (the “Collectibles Credit Facility”). As of March 31, 2013, the maximum of the Collectibles Credit Facility was $5.0 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI, B&M and Teletrade, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change, plus a margin. As of March 31, 2013 and June 30, 2012 borrowings are due on demand and totaled $1.0 million and $0, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of March 31, 2013, the total amount borrowed with this lender was $21.0 million, which consisted of $20.0 million by A-Mark and $1.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of March 31, 2013 were $2.0 million. As of June 30, 2012 the total amount borrowed with this lender was $18.0 million, which consisted of $0 by SNI and $18.0 million by A-Mark.

Interest expense related to SNI's borrowing arrangements totaled $6,000 and $74,000 for the three and nine months ended March 31, 2013, respectively, and $69,000 and $207,000 for the three and nine months ended March 31, 2012, respectively.

LLC Credit Facility
LLC has a Revolving Credit Facility with its related party effective on January 1, 2011 and amended on April 28, 2011. This Revolving Credit Facility entitled LLC to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of March 31, 2013 and June 30, 2012, LLC had borrowed $0.1 million and $1.7 million, and incurred interest expense of $4,000 and $30,000 for the three and nine months ended March 31, 2013, respectively, and $7,000 and $32,000 for the three and nine months ended March 31, 2012, respectively.

Other Debt Obligations
Note Payable for Acquired Assets
On November 23, 2010, B&M purchased certain assets of Summit Rare Coins for $300,000 which was reflected as an increase to customer lists (Note 7) with a corresponding increase to note payable of $300,000. The loan bears interest at the rate of 6.0% per annum. The loan was extended and now matures on March 31, 2014, at which time the then outstanding principal balance of the loan and accrued interest are due and payable in full. As of March 31, 2013 and June 30, 2012 the outstanding principal balance was $159,500 and $300,000, and interest expense was $5,000 and $15,000 for the three and nine months ended March 31, 2013, respectively, and $5,000 and $14,000 for the three and nine months ended March 31, 2012, respectively.

Note Payable for Building
On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.250 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.524 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of March 31, 2013 and June 30, 2012, the outstanding principal balance was $6.3 million and $6.4 million, and interest expense was $87,000 and $265,000 for the three and nine months ended March 31, 2013, respectively, and $89,000 and $271,000 for the three and nine months ended March 31, 2012, respectively.
The following table represents future obligations pertaining to the principal payments on the McGaw note:

Years ended June 30,	Amount

in thousands
2013 (remaining 3 months)	$34
2014	142
2015	6,102
Total	$6,278

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5 and 8). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and nine months ended March 31, 2013 were $(23.3) million and $(31.4) million, respectively, and for the three and nine months ended March 31, 2012 were $31.5 million and $41.4 million, respectively.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at March 31, 2013 and at June 30, 2012:

in thousands	March 31, 2013	June 30, 2012
Trading Inventory, net	$113,860	$136,533
Less unhedgable inventory:
Premium on metals position	(1,717)	(1,824)
Subtotal	112,143	134,709
Commitments at market:
Open inventory purchase commitments	465,018	392,307
Open inventory sale commitments	(234,354)	(140,823)
Margin sale commitments	(44,386)	(39,716)
Unhedgable premiums on open commitment positions	679	458
Inventory borrowed from suppliers	(36,514)	(27,076)
Product financing obligation	(9,821)	(15,576)
Advances on industrial metals	1,490	757
Inventory subject to price risk	254,255	305,040
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	87,925	59,659
Precious metals futures contracts at market values	167,268	244,954
Total market value of derivative financial instruments	255,193	304,613
Net inventory subject to price risk	$(938)	$427

in thousands	March 31, 2013	June 30, 2012
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(938)	$427
Open inventory sale commitments with affiliates	(192)	(574)
Open inventory purchase commitments with affiliates	1,068	254
Net inventory subject to price risk, A-Mark stand-alone basis	$(62)	$107
The unhedgable premium on open commitment positions is equal to total premium less hedgable premium, where the premium value is based upon a percentage of the underlying bullion value. At March 31, 2013, total premium on open commitment positions was $0.7 million, of which $0 million was deemed hedgable. At June 30, 2012, total premium on open commitment positions was $0.5 million, of which $0 was deemed hedgable.
At March 31, 2013 and June 30, 2012, the Company had the following outstanding commitments:

in thousands	March 31, 2013	June 30, 2012

Purchase commitments	$465,018	$392,307
Sale commitments	(234,354)	(140,823)
Margin sale commitments	(44,386)	(39,716)
Open forward contracts	87,925	59,659
Open futures contracts	167,268	244,954
The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2013 are scheduled to settle within 30 days.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At March 31, 2013, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

12. RELATED PARTY TRANSACTIONS

Royalties to Former Owner
As part of the A-Mark sale agreement dated July 15, 2005, the former owner is paid royalties annually for his portion of income earned on a specific type of transaction. The Trading segment accrued $258,000 and $504,000 in royalty expenses as of March 31, 2013 and June 30, 2012, respectively.
Transactions with Directors and Officers
From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase and consignment is made under substantially the same conditions that are applicable to third parties. The Company's officers and directors purchased from the Company $65,000 and $149,000 during the three and nine months ended March 31, 2013, respectively, and $0 and $1.1 million during the three and nine months ended March 31, 2012, respectively, and did not consign any collectibles during these periods.
Transactions with Other Related Parties
During the three and nine months ended March 31, 2013, the Company purchased $29,000 and $2.5 million in collectibles from business partners of the Company's Chief Executive Officer. The Company has sold most of these collectibles at a profit of $0.2 million. During the three and nine months ended March 31, 2013, the Company sold $135,000 and $203,000 in collectibles to business partners of the Company's Chief Executive Officer.
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

As of March 31, 2013, there are outstanding 30,555,138 shares of common stock, of which 3,032,270 shares are owned by Afinsa and Auctentia. Accordingly, Afinsa and Auctentia no longer control the Company.
Other Transactions with Afinsa
On June 27, 2011, the Company and Afinsa entered into a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Köhler Auktionshaus GmbH and Heinrick Köhler Briefmarkenhandel acted as the auctioneer for the sale of the philatelic materials owned by Afinsa. Heinrich Köhler Auktionshaus GmbH and Heinrich Köhler Briefmarkenhandel earned related auction commissions of $0 and $57,000 during the three and nine months ended March 31, 2013, respectively, and $108,000 and $124,000 during the three and nine months ended March 31, 2012.
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

The Company's condensed consolidated balance sheets include the following non-controlling interests as of March 31, 2013 and June 30, 2012:

in thousands	March 31, 2013	June 30, 2012

Auctentia 20% interest in Spectrum PMI through September 25, 2012 - (Spectrum PMI owned 100% of A-Mark Precious Metals)	$—	$10,935
LLC 49% interest	1,966	2,461
Non controlling interest presented as a component of stockholders' equity	1,966	13,396
Calzona redeemable 65% interest presented as temporary equity	14	124
	$1,980	$13,520
The Company's condensed consolidated statements of operations for the three and nine months ended March 31, 2013 and 2012 includes the following non-controlling interest in net income (loss):

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Auctentia 20% interest in Spectrum PMI through September 25, 2012 - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$—	$466	$337	$1,606
LLC 49% interest	391	(300)	(495)	(420)
Calzona redeemable 65% interest	(44)	(28)	(110)	(28)
	$347	$138	$(268)	$1,158

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
Repurchase of Common Shares
On February 8, 2013, the Company's board of directors approved a stock repurchase plan which authorizes the repurchase of up to $5 million of the Company's common stock. The authorization remains open through August 8, 2014. Purchases may be made from time to time by the Company in the open market at prevailing market prices or in privately negotiated transactions. As of March 31, 2013, 123,100 shares of common stock at an average weighted price per share of $2.01 had been repurchased by the Company under the plan.

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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board of Directors, and stock options and SARs may have any term. The majority of the stock options granted under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. At March 31, 2013, there were 0 shares remaining available for future awards under the 1997 Plan. On December 13, 2012, the 2012 Stock Award and Incentive Plan (the “2012 Plan”), which was previously approved by the Board of Directors, was approved by the Company's shareholders. The 2012 Plan replaces the 1997 Plan for new grants, but any outstanding awards under the 1997 Plan continue in accordance with the 1997 Plan terms.
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
Under the 2012 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, but generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is ten years. The 2012 Plan limits the number of share-denominated awards that may be granted to any one employee to 750,000 in any year. The 2012 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At March 31, 2013, there were 2,140,000 shares remaining available for future awards under the 2012 Plan.
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
Employee Stock Options. The Company recorded expense of $593,000 and $622,000 during the three and nine months ended March 31, 2013, respectively and $24,000 and $73,000 during the three and nine months ended March 31, 2012, in the condensed consolidated statements of operations related to the vesting of previously issued employee stock options.
The following table summarizes the stock option activity for the nine months ended March 31, 2013:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2012	640,750	$5.41	$—	$1.60
Granted through stock option plan	—	—	—	—
Other stock option grants	860,000	2.36	—	1.73
Exercised	(50,000)	2.00	—	0.74
Cancellations, expirations and forfeitures	(170,500)	2.00	—	1.37
Outstanding at March 31, 2013	1,280,250	3.95	$95	1.75
Shares exercisable at March 31, 2013	720,250	5.45	$—	1.79

Following is a summary of the status of stock options outstanding at March 31, 2013:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$1.00	$5.00	1,107,500	8.32	$2.43	547,500	$2.86
5.01	10.00	7,750	0.60	8.97	7,750	8.97
10.01	15.00	165,000	1.01	13.90	165,000	13.90
		1,280,250	7.33	3.95	720,250	5.45
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the nine months ended March 31, 2013 and 2012, the Company granted 333,001 and 53,148 restricted shares at a weighted average issuance price of $2.02 and $2.86, respectively. Such shares generally vest within a year from the date of grant. Total compensation expense recorded for restricted shares was $118,000 and $280,000 for the three and nine months ended March 31, 2013 and $95,000 and $357,000 for the three and nine months ended March 31, 2012, respectively. As of March 31, 2013, the remaining compensation expense that will be recorded under restricted stock grants totals $656,000, which will be recorded over a weighted average period of approximately 2.37 years.
The following table summarizes the restricted stock activity for the nine months ended March 31, 2013:

	Shares	Weighted Average Share Price at Grant Date
Outstanding at June 30, 2012	470,648	$2.16
Shares granted	333,001	2.02
Shares issued	(88,148)	2.50
Shares forfeited	—	—
Outstanding at March 31, 2013	715,501	2.05
Vested but unissued at March 31, 2013	2,500	1.68
No tax benefit was recognized in the condensed consolidated statements of operations related to share-based compensation for the three and nine months ended March 31, 2013 and 2012.
Stock Appreciation Rights. The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of March 31, 2013 and as of June 30, 2012, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At March 31, 2013 and at June 30, 2012, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three and nine months ended March 31, 2013 and 2012, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of seven years. There is no remaining compensation expense that will be recorded for these awards.
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

16.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles (Note 1).

	Three Months Ended		Nine Months Ended
in thousands	March 31, 2013	March 31, 2012 (1)	March 31, 2013	March 31, 2012 (1)

Revenue:
Trading	$1,825,450	$1,816,231	$5,127,690	$6,097,344
Collectibles:
Numismatics	43,758	43,734	141,350	146,912
Philatelic	—	9	—	(10)
Wine	386	1,298	1,710	3,888
Total Collectibles	44,144	45,041	143,060	150,790
Total revenue	$1,869,594	$1,861,272	$5,270,750	$6,248,134

in thousands	Three Months Ended		Nine Months Ended
Revenue by geographic region (as determined by location of subsidiaries):	March 31, 2013	March 31, 2012 (1)	March 31, 2013	March 31, 2012 (1)

United States	$1,785,654	$1,806,772	$5,002,356	$6,010,192
Europe	83,940	54,500	268,394	237,942
Total revenue	$1,869,594	$1,861,272	$5,270,750	$6,248,134

in thousands	Three Months Ended		Nine Months Ended
Operating income (loss):	March 31, 2013	March 31, 2012 (1)	March 31, 2013	March 31, 2012 (1)

Trading	$3,855	$1,655	$9,641	$6,808
Collectibles	166	(1,688)	(1,545)	(3,633)
Corporate expenses	(3,531)	(1,966)	(8,729)	(7,439)
Total operating income (loss)	$490	$(1,999)	$(633)	$(4,264)

in thousands	Three Months Ended		Nine Months Ended
Depreciation and amortization:	March 31, 2013	March 31, 2012 (1)	March 31, 2013	March 31, 2012 (1)

Trading	$210	$187	$607	$541
Collectibles	263	238	760	657
Corporate	97	65	276	116
Total depreciation and amortization	$570	$490	$1,643	$1,314
____________________
(1) Adjusted to reflect discontinued operations

in thousands	March 31, 2013	June 30, 2012 (1)
Inventories by segment/geographic region:
Trading:
United States	$113,860	$136,533
Total Trading	113,860	136,533
Collectibles:
United States	19,287	21,316
Total Collectibles	19,287	21,316
Total inventories	$133,147	$157,849

in thousands	March 31, 2013	June 30, 2012 (1)
Total assets by segment/geographic region:
Trading:
United States	$200,931	$255,578
Europe	4,579	2,263
Total Trading	205,510	257,841
Collectibles:
United States	89,439	100,404
Europe	153	6,781
Asia	—	706
Total Collectibles	89,592	107,891
Corporate and other	(137)	12,776
Discontinued operations:
Europe	—	8,096
Asia	—	1,292
Total assets	$294,965	$387,896

in thousands	March 31, 2013	June 30, 2012 (1)
Total long term assets by segment/geographic region:
Trading:
United States	$9,381	$9,534
Europe	94	102
Total Trading	9,475	9,636
Collectibles:
United States	6,348	6,818
Europe	22	27
Total Collectibles	6,370	6,845
Corporate and other	14,460	14,487
Europe	—	918
Asia	—	198
Total long term assets	$30,305	$32,084
____________________
(1) Adjusted to reflect discontinued operations

17.	FAIR VALUE MEASUREMENTS

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and June 30, 2012, aggregated by the level in the fair value hierarchy within which the measurements fall:
Assets and Liabilities Measured at Fair Value on a Recurring Basis

	March 31, 2013
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$113,860	$—	$—	$113,860
Derivative assets — open purchases and sale commitments		1,205
Derivative assets — futures contracts	—	8,675	—	8,675
Derivative assets — forward contracts	—	10	—	10
Total assets valued at fair value:	$113,860	$9,890	$—	$122,545
Liabilities:
Liability on borrowed metals	$(36,514)	$—	$—	$(36,514)
Obligation under product financing arrangement	(9,821)	—	—	(9,821)
Liability on margin accounts	(14,482)	—	—	(14,482)
Derivative liabilities — open sales and purchase commitments	—	(8,966)	—	(8,966)
Total liabilities valued at fair value	$(60,817)	$(8,966)	$—	$(69,783)

	June 30, 2012
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$136,533	$—	$—	$136,533
Derivative assets — future contracts	—	3,473	—	3,473
Total assets valued at fair value:	$136,533	$3,473	$—	$140,006
Liabilities:
Liability on borrowed metals	$(27,076)	$—	$—	$(27,076)
Obligation under product financing arrangement	(15,576)	—	—	(15,576)
Liability on margin accounts	(14,842)	—	—	(14,842)
Derivative liabilities — open sales and purchase commitments	—	(45,932)	—	(45,932)
Derivative liabilities — forward contracts	—	(326)	—	(326)
Total liabilities valued at fair value:	$(57,494)	$(46,258)	$—	$(103,752)

There were no transfers in or out of Level 3 during the three and nine months ended March 31, 2013 and 2012.

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

Assets Measured at Fair Value on a Non-Recurring Basis
The Company's goodwill and other purchased intangible assets may be measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if they are impaired. As of March 31, 2013, the Company's goodwill and other purchased intangibles were not impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three and nine months ended March 31, 2013 and 2012.
Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments that are not required to be carried in the condensed consolidated balance sheets at fair value on either a recurring or non-recurring basis as follows:

	March 31, 2013		June 30, 2012
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value	Level in fair value hierarchy

Cash and cash equivalents	$28,083	$28,083	$25,305	$25,305	1
Restricted cash	597	597	550	550	1
Receivables and secured loans	86,009	86,009	127,995	127,995	2
Accounts receivable and consignor advances	14,287	14,287	20,428	20,428	2
Accounts payable and consignor payables	62,589	62,589	95,787	95,787	2
Lines of credit	78,561	78,561	92,669	92,669	2
Notes payable	6,503	6,658	6,728	6,728	2

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

18. SUBSEQUENT EVENTS

On April 30, 2013, the Company, through its subsidiaries Bowers & Merena Auctions LLC and Stack's-Bowers Numismatics, LLC (“SBN”), purchased the remaining 49% non-controlling interest in SBN/dba Stack's Bowers Galleries. As a result of this transaction, which was effective as of April 1, 2013, SBN/dba Stack's Bowers Galleries is now wholly owned by the Company. The purchase price consisted of $2.25 million in cash and $2.65 million evidenced by promissory note, bearing interest at 5.5% per annum and maturing on April 1, 2015. The Company is a primary obligor on the note, which is interest-only until maturity. In addition, the Company agreed to pay the seller, Stack's, LLC, an earn-out based on the performance of Stack's Bowers Galleries for its fiscal years ending June 30, 2014, 2015 and 2016.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three and nine months ended March 31, 2013 and 2012.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of March 31, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

For the three months ended March 31, 2013, our Trading and Collectibles segments represented $1.83 billion, or 97.6%, and $44.1 million, or 2.4%, of our total revenues of $1.87 billion, and achieved $3.9 million and $0.2 million, respectively, in operating income, contributing to total operating income of $0.5 million after corporate expenses of $3.5 million. For the three months ended March 31, 2012, our Trading and Collectibles segments represented $1.82 billion, or 97.6%, and $45.0 million, or 2.4%, of our total revenues of $1.86 billion, and achieved $1.7 million and $(1.7) million, respectively, in operating income (loss), contributing to total operating loss of $(2.0) million.

For the nine months ended March 31, 2013, our Trading and Collectibles segments represented $5.13 billion, or 97.3%, and $143.1 million, or 2.7%, of our total revenues of $5.27 billion, and achieved $9.6 million and $(1.5) million, respectively, in operating income (loss), contributing to total operating loss of $(0.6) million after corporate expenses of $8.7 million. For the nine months ended March 31, 2012, our Trading and Collectibles segments represented $6.10 billion, or 97.6%, and $150.8 million, or 2.4%, of our total revenues of $6.25 billion, and achieved $6.8 million and $(3.6) million, respectively, in operating income (loss), contributing to total operating loss of $(4.3) million.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Nine Months Ended March 31, 2013 and 2012
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended March 31, 2013 and 2012 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2013	revenue	2012	revenue	(decrease)	(decrease)
Revenue	$1,869,594	100.0%	$1,861,272	100.0%	$8,322	0.4%
Gross profit	13,579	0.7	11,084	0.6	2,495	22.5
General and administrative expenses	4,995	0.3	5,546	0.3	(551)	(9.9)
M.F. Global, Inc. loss provision	—	—	—	—	—	—
Salaries and wages	7,524	0.4	7,047	0.4	477	6.8
Depreciation and amortization	570	—	490	—	80	16.3
Operating income (loss)	490	—	(1,999)	(0.1)	2,489	124.5
Interest income	1,785	0.1	3,205	0.2	(1,420)	(44.3)
Interest expense	(672)	—	(1,326)	(0.1)	(654)	(49.3)
Other income (expense), net	25	—	47	—	(22)	(46.8)
Unrealized gain (loss) on foreign exchange	(54)	—	(869)	—	815	93.8
Income (loss) from continuing operations before provision for income taxes	1,574	0.1	(942)	(0.1)	2,516	267.1
Provision for income taxes (income tax benefit)	525	—	(711)	—	1,236	173.8
Income (loss) from continuing operations	1,049	0.1	(231)	—	1,280	554.1
Income (loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	50	—	(252)	—	302	119.8
Net income (loss)	1,099	0.1	(483)	—	1,582	327.5
Less: net income attributable to the non-controlling interests	(347)	—	(138)	—	(209)	151.4
Net income (loss) attributable to Spectrum Group International, Inc.	$752	—%	$(621)	—%	$1,373	221.1%

			Increase/	% of Increase/
	2013	2012	(decrease)	(decrease)
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$0.02	$(0.01)	$0.03	(300.0)%
Basic - discontinued operations	$—	$(0.01)	$0.01	NM
Diluted - continuing operations	$0.02	$(0.01)	$0.03	(300.0)%
Diluted - discontinuing operations	$—	$(0.01)	$0.01	NM
Basic - net income (loss)	$0.02	$(0.02)	$0.04	(200.0)%
Diluted - net income (loss)	$0.02	$(0.02)	$0.04	(200.0)%

Weighted average shares outstanding
Basic	30,640	32,723
Diluted	30,895	32,723

NM - not meaningful
The operating results of our business for the nine months ended March 31, 2013 and 2012 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2013	revenue	2012	revenue	(decrease)	(decrease)
Revenue	$5,270,750	100.0%	$6,248,134	100.0%	$(977,384)	(15.6)%
Gross profit	35,218	0.7	39,054	0.6	(3,836)	(9.8)
General and administrative expenses	15,228	0.3	18,249	0.3	(3,021)	(16.6)
M.F. Global loss provision	(711)	—	2,094	—	(2,805)	(134.0)
Salaries and wages	19,691	0.4	21,661	0.3	(1,970)	(9.1)
Depreciation and amortization	1,643	—	1,314	—	329	25.0
Operating loss	(633)	—	(4,264)	(0.1)	3,631	85.2
Interest income	6,437	0.1	10,115	0.2	(3,678)	(36.4)
Interest expense	(3,085)	(0.1)	(3,889)	(0.1)	(804)	(20.7)
Other income (expense), net	247	—	455	—	(208)	(45.7)
Unrealized gain (loss) on foreign exchange	(1,536)	—	2,370	—	(3,906)	(164.8)
Income (loss) from continuing operations before provision for income taxes	1,430	—	4,787	0.1	(3,357)	(70.1)
Provision for income taxes	1,695	—	2,132	—	(437)	(20.5)
Income (loss) from continuing operations	(265)	—	2,655	—	(2,920)	(110.0)
Income (loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	(613)	—	60	—	(673)	(1,121.7)
Net income (loss)	(878)	—	2,715	—	(3,593)	(132.3)
Less: net (income) loss attributable to the non-controlling interests	268	—	(1,158)	—	(1,426)	(123.1)
Net income (loss) attributable to Spectrum Group International, Inc.	$(610)	—%	$1,557	—%	$(2,167)	(139.2)%

			Increase/	% of Increase/
	2013	2012	(decrease)	(decrease)
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$—	$0.05	$(0.05)	(100.0)%
Basic - discontinued operations	$(0.02)	$—	$(0.02)	NM
Diluted - continuing operations	$—	$0.05	$(0.05)	(100.0)%
Diluted - discontinuing operations	$(0.02)	$—	$(0.02)	NM
Basic - net income (loss)	$(0.02)	$0.05	$(0.07)	(140.0)%
Diluted - net income (loss)	$(0.02)	$0.05	$(0.07)	(140.0)%

Weighted average shares outstanding
Basic	31,356	32,659
Diluted	31,356	32,902

NM - not meaningful
Revenues and Gross Profit
Revenues for the three months ended March 31, 2013 increased $8.3 million, or 0.4%, to $1.87 billion from $1.86 billion in 2012. Revenues for the nine months ended March 31, 2013 decreased $977.4 million, or 15.6%, to $5.27 billion from $6.25 billion in 2012. Our Trading segment revenues increased $9.2 million, or 0.5%, for the three months ended March 31, 2013 and decreased $969.7 million, or 15.9% for the nine months ended March 31, 2013. Our Collectibles segment revenues decreased $0.9 million, or 2.0%, for the three months ended March 31, 2013 and decreased $7.7 million, or 5.1%, for the nine months ended March 31, 2013. For further information regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.

Our gross profit for the three months ended March 31, 2013 increased $2.5 million, or 22.5%, to $13.6 million, or a gross profit margin of
0.7%, from $11.1 million, or a gross profit margin of 0.6% in 2012. We experienced a increase in gross profit of $2.2 million, or 39.1%, to
$7.7 million, or a gross profit margin of 0.4%, in our Trading segment, while our Collectibles segment gross profit increased by $0.3 million, or 5.8%, to $5.8 million, or a gross profit margin of 13.2%, for the three months ended March 31, 2013. Our gross profit for the nine months ended March 31, 2013 decreased $3.8 million to $35.2 million, or a gross profit margin of 0.7%, from $39.1 million, or a gross profit margin of 0.6% in 2012. The decrease was attributable to both Trading and Collectibles segments. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments, below.
Operating Expenses
General and administrative expenses decreased $0.6 million, or 9.9%, to $5.0 million in the three months ended March 31, 2013 from $5.5 million in 2012. For the nine months ended March 31, 2013, general and administrative expenses decreased $3.0 million, or 16.6%, to $15.2 million from $18.2 million in 2012. These decreases are primarily attributable to an effort to reduce costs in our Collectibles segment, including spending on outside consultants and travel, as well as decreased general and administrative costs in our Trading segment.
Salaries and wages increased $0.5 million, or 6.8%, to $7.5 million in the three months ended March 31, 2013 from $7.0 million in 2012. For the nine months ended March 31, 2013, salaries and wages decreased $2.0 million, or 9.1%, to $19.7 million from $21.7 million in 2012. The decrease in salaries and wages for the nine month period were primarily the result of a decline in bonuses for the first quarter of fiscal 2013 versus the first quarter of fiscal 2012 as a result of lower than expected performance in our Trading and Collectibles segments, as well as decreased headcount and severance payments. This was offset by increase in salaries during the current three months as a result of the Company extending the contracts of key executive management.
Depreciation and amortization expense increased $0.1 million, or 16.3%, to $0.6 million for the three months ended March 31, 2013 from $0.5 million in 2012. For the nine months ended March 31, 2013, depreciation and amortization expense increased $0.3 million, or 25.0%, to $1.6 million from $1.3 million in 2012. The increases are primarily a result of purchases of property and equipment for our corporate headquarters.
Interest Income
Interest income decreased $1.4 million, or 44.3%, to $1.8 million for the three months ended March 31, 2013 from $3.2 million in 2012. For the nine months ended March 31, 2013, interest income decreased $3.7 million, or 36.4%, to $6.4 million from $10.1 million in 2012. The decreases were primarily due to decreases in our Trading segment's financing and liquidity service business.
Interest Expense
Interest expense for the three months ended March 31, 2013 decreased $0.65 million, or 49.3% to $0.7 million from $1.3 million in 2012. For the nine months ended March 31, 2013, interest expense decreased $0.8 million, or 20.7% to $3.1 million from $3.9 million in 2012. The decreases were related primarily to usage of our Trading segment's line of credit (the “Trading Facility”) as well as our Collectibles line of credit (the “Collectibles Facility”). Both our Trading and Collectibles segment utilize their lines of credit extensively for working capital requirements. For the nine months ended March 31, 2013, our consolidated average debt balance was approximately $100.8 million, excluding the debt on the mortgage on the McGaw building totaling $6.3 million and the note payable to Summit Coins of $0.2 million, compared to $132.9 million in the nine months ended March 31, 2012, excluding the same items.
Net Other Income (Expenses)
Net other income (expenses) for the three months ended March 31, 2013 decreased by $22 thousand to $25 thousand income from $47 thousand income in 2012. For the nine months ended March 31, 2013, net other income (expenses) decreased by $208 thousand to $247 thousand income from $455 thousand income in 2012. The decreases were due to various miscellaneous items.
Provision for Income Taxes (Income Tax Benefit)
Our provision for income taxes (income tax benefit) on continuing operations was approximately $0.5 million and $(0.7) million for the three months ended March 31, 2013 and 2012. Our effective tax rate was approximately 33.4% and 75.5% for the three months ended March 31, 2013 and 2012, respectively. Our provision for income taxes on continuing operations was approximately $1.7 million and $2.1 million for the nine months ended March 31, 2013 and 2012, respectively. Our effective tax rate was 118.5% and 44.5% for the nine months ended March 31, 2013 and 2012, respectively. The Company's effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials. In addition, during the nine months ended March 31, 2012, the Company recorded discreet adjustments to tax expense as a result of a change in tax law that impacted the valuation of state deferred tax assets and the accrual of an uncertain tax position related to foreign and state income taxes.

Our projected annual effective tax rate for the fiscal year ending June 30, 2013 is 43.3% compared to an actual rate of 48.0% for the fiscal year ended June 30, 2012.
Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Some of the Company's net operating loss carry-forwards are set to expire beginning June 30, 2014, which may impact the Company's effective tax rate in future periods. Our effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Income (Loss) from Discontinued Operations
In January 2011, the Company closed a transaction to sell certain assets of its wholly owned subsidiary Greg Martin Auctions, Inc. (“GMA”). On September 13, 2012, the Company completed the sale of its Stamps division. The results of operations of GMA and the Stamps division are presented as discontinued operations for all periods presented in the condensed consolidated financial statements. See Note 3 of the accompanying notes to condensed consolidated financial statements. Income (loss) from discontinued operations increased $0.3 million to $50,000 in the three months ended March 31, 2013 from $(0.3) million loss in 2012. For the nine months ended March 31, 2013, income (loss) from discontinued operations decreased $0.7 million to a loss of $(0.6) million from $0.1 million income in 2012. The Stamps division did not hold any auctions from July 1, 2012 through September 13, 2012, resulting in a decrease in revenue of $7.9 million to $0.2 million for the nine months ended March 31, 2013 from $8.1 million in 2012.
Non-controlling Interests
Net loss attributable to non-controlling interests increased $0.2 million, or 151.4%, to $(0.3) million loss for the three months ended March 31, 2013 from $(0.1) million loss in 2012. The increase was primarily due to our first quarter 2013 repurchase of Auctentia's 20% interest in Spectrum PMI, which owned 100% of our A-Mark subsidiary. For the nine months ended March 31, 2013, net income/loss attributable to non-controlling interests decreased $1.4 million, or 123.1%, to $0.3 million loss from $1.2 million income in 2012. The change was primarily due to a decrease in net income (loss) of Stacks-Bowers Numismatics, LLC and our A-Mark subsidiary, as well as the impact of the repurchase of the non-controlling interest in Auctentia during the first quarter of 2013.
Net Income (Loss) Attributable to SGI
Net income (loss) attributable to SGI decreased $1.4 million, or 221.1%, to $0.8 million in the three months ended March 31, 2013 from $(0.6) million in 2012. For the nine months ended March 31, 2013, net income attributable to SGI decreased $2.2 million, or 139.2%, to $(0.6) million from $1.6 million in 2012. The decrease is due primarily to net losses in our Collectibles segment as well as a decrease in net income in our Trading segment.
Earnings (Loss) per Share
Basic earnings (loss) per share from continuing operations increased $0.03 to $0.02 for the three months ended March 31, 2013, from $(0.01) in 2012, while diluted earnings per share from continuing operations increased $0.03 to $0.02 from $(0.01) in 2012. For the nine months ended March 31, 2013, basic earnings per share from continuing operations decreased $0.05 to $0.00 from $0.05, while diluted earnings per share from continuing operations decreased $0.05 to $0.00 from $0.05 in 2012. The change in both basic and diluted earnings per share was primarily due to changes in our net income (loss).

Trading Operations
The operating results of our Trading segment for the three months ended March 31, 2013 and 2012 are as follows:

		% of		% of	$	%
In thousands	2013	revenue	2012	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,825,450	100.0%	$1,816,231	100.0%	$9,219	0.5%
Gross profit	7,743	0.4	5,567	0.3	2,176	39.1
General and administrative expenses	801	—	1,117	0.1	(316)	(28.3)
M.F. Global, Inc. loss provision	—	—	—	—	—	—
Salaries and wages	2,877	0.2	2,608	0.1	269	10.3
Depreciation and amortization	210	—	187	—	23	12.3
Operating income	$3,855	0.2%	$1,655	0.1%	$2,200	132.9%

The operating results of our Trading segment for the nine months ended March 31, 2013 and 2012 are as follows:

		% of		% of	$	%
In thousands	2013	revenue	2012	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$5,127,690	100.0%	$6,097,344	100.0%	$(969,654)	(15.9)%
Gross profit	19,419	0.4	21,251	0.3	(1,832)	(8.6)
General and administrative expenses	2,548	—	3,646	0.1	(1,098)	(30.1)
M.F. Global, Inc. loss provision	(711)	—	2,094	—	(2,805)	(134.0)
Salaries and wages	7,334	0.1	8,162	0.1	(828)	(10.1)
Depreciation and amortization	607	—	541	—	66	12.2
Operating income	$9,641	0.2%	$6,808	0.1%	$2,833	41.6%

Trading Revenues
Our Trading segment revenues increased $9.2 million, or 0.5%, to $1.83 billion for the three months ended March 31, 2013 from $1.82 billion in 2012. For the nine months ended March 31, 2013, our Trading segment revenues decreased $969.7 million, or 15.9%, to $5.13 billion from $6.10 billion in 2012. Our trading business experienced a slight decrease in commodity prices and ounces sold for silver offset by an increase of ounces sold for gold during the three and and the nine months ended March 31, 2013.
Gross Profit
Gross profit in our Trading segment for the three months ended March 31, 2013 increased by $2.2 million, or 39.1%, to $7.7 million from $5.6 million in 2012. The increase is due to greater volatility in the commodity market impacting the spreads of silver and gold products during the period. For the nine months ended March 31, 2013, gross profit in our Trading segment decreased by $1.8 million, or 8.6%, to $19.4 million from $21.3 million in 2012. The decrease is due to less volatility in the spreads of silver and gold products during the period.
General and Administrative Expenses
General and administrative expenses in our Trading segment decreased $0.3 million, or 28.3%, to $0.8 million in the three months ended March 31, 2013 from $1.1 million in 2012. For the nine months ended March 31, 2013, general and administrative expenses in our Trading segment decreased $1.1 million, or 30.1%, to $2.5 million from $3.6 million in 2012. The decreases are not attributable to any one factor, but, in general, as we experience a slight contraction in our lending and overseas businesses, we see similar decreases in general and administration expenses for marketing, travel, and other administration expenses not directly associated with the cost of running the business or attributable to cost of goods sold.
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
Salaries and Wages
Salaries and wages in our Trading segment increased $0.3 million, or 10.3%, to $2.9 million for the three months ended March 31, 2013, from $2.6 million in 2012. Salaries and wages in our Trading segment decreased $0.8 million, or 10.1%, to $7.3 million for the nine months ended March 31, 2013, from $8.2 million in 2012. The decrease is due to lower levels of contractual performance-based compensation expense when compared to the same period last year.

Depreciation and Amortization
Depreciation and amortization in our Trading segment for the three and nine months ended March 31, 2013 was comparable to the similar periods of 2012.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended March 31, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$44,144	100.0%	$45,041	100.0%	$(897)	(2.0)%
Revenues by Collectible Type:
Numismatics	$43,758	99.1%	$43,734	97.1%	$24	0.1%
Philatelic	—	—%	9	—%	(9)	(100.0)%
Wine	386	0.9	1,298	2.9	(912)	(70.3)
	$44,144	100.0%	$45,041	100.0%	$(897)	(2.0)%
The revenues in our operations by collectible type for the nine months ended March 31, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$143,060	100.0%	$150,790	100.0%	$(7,730)	(5.1)%
Revenues by Collectible Type:
Numismatics	$141,350	98.8%	$146,912	97.4%	$(5,562)	(3.8)%
Philatelic	—	—%	(10)	—%	10	100.0%
Wine	1,710	1.2	3,888	2.6	(2,178)	(56.0)
	$143,060	100.0%	$150,790	100.0%	$(7,730)	(5.1)%

Collectibles Revenue
Our Collectible segment revenues decreased by $0.9 million, or 2.0%, to $44.1 million in the three months ended March 31, 2013 from $45.0 million in 2012. This decrease is due primarily to the Company shifting its March live wine auction to May. Numismatic sales increased $0.02 million, or 0.1% to $43.8 million for the three months ended March 31, 2013 from $43.7 million in 2012. For the nine months ended March 31, 2013, our Collectible segment revenues decreased by $7.7 million, or 5.1%, to $143.1 million from $150.8 million in 2012. Our numismatic business experienced weaker sales in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, despite improvement in the second quarter. This was due in part to lower international hammer prices at auction impacting our commissions. Additionally, our wine revenues decreased by $0.9 million and decreased by $2.2 million for the three and nine month periods, respectively.

For the three and nine months ended March 31, 2012, our auction revenues and gross margin were positively impacted by approximately $2.9 million due to a change in when we recognize revenue. For the three and nine months ended March 31, 2012, our wholesale revenues and gross margin were positively impacted by approximately $404,000 due to a change in when we recognize revenue. Additionally, our net income and diluted earnings per share were positively impacted by $1.7 million and $0.05 per share in the three and nine months ended March 31, 2012, respectively.
The operating results of our Collectibles segment for the three months ended March 31, 2013 and 2012 are as follows:

		% of		% of	$	%
in thousands	2013	revenue	2012	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$44,144	100.0%	$45,041	100.0%	$(897)	(2.0)%
Gross profit	5,836	13.2	5,517	12.2	319	5.8
General and administrative expenses	2,541	5.8	3,414	7.6	(873)	(25.6)
Salaries and wages	2,866	6.5	3,553	7.9	(687)	(19.3)
Depreciation and amortization	263	0.6	238	0.5	25	10.5
Operating loss	$166	0.4%	$(1,688)	(3.7)%	$1,854	109.8%

The operating results of our Collectibles segment for the nine months ended March 31, 2013 and 2012 are as follows:

		% of		% of	$	%
in thousands	2013	revenue	2012	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$143,060	100.0%	$150,790	100.0%	$(7,730)	(5.1)%
Gross profit	15,799	11.0	17,803	11.8	(2,004)	(11.3)
General and administrative expenses	7,934	5.5	10,753	7.1	(2,819)	(26.2)
Salaries and wages	8,650	6.0	10,026	6.6	(1,376)	(13.7)
Depreciation and amortization	760	0.5	657	0.4	103	15.7
Operating loss	$(1,545)	(1.1)%	$(3,633)	(2.4)%	$2,088	57.5%
Gross Profit
Gross profit in our Collectibles segment for the three months ended March 31, 2013 increased $0.3 million, or 5.8% to $5.8 million from $5.5 million in 2012. The increase is due primarily to sales of a higher percentage of higher margin numismatic materials in the third quarter of fiscal 2013 as compared to the third quarter of fiscal 2012. For the nine months ended March 31, 2013, gross profit in our Collectibles segment decreased $2.0 million, or 11.3% to $15.8 million from $17.8 million in 2012. The main drivers of the decrease for the nine month period were sales of a higher percentage of certain lower margin numismatic materials in the first quarter of fiscal 2013 as compared to the first quarter of fiscal 2012. We experienced a hedge gains (losses) of $0.3 million and $(0.5) million for the three and nine months ended March 31, 2013 compared to a hedge losses of $(0.5) million and $(0.05) million in 2012.
General and Administrative Expense
General and administrative expenses in our Collectibles segment decreased $0.9 million, or 25.6%, to $2.5 million for the three months ended March 31, 2013 from $3.4 million in 2012. For the nine months ended March 31, 2013, general and administrative expenses in our Collectibles segment decreased $2.8 million, or 26.2%, to $7.9 million from $10.8 million in 2012. The decreases are mainly attributable to an effort to reduce general and administrative expenses, particularly on outside consultants and travel.
Salaries and Wages
Salaries and wages in our Collectibles segment decreased $(0.7) million, or 19.3%, to $2.9 million for the three months ended March 31, 2013 from $3.6 million in 2012. The primary reason for the decrease was an decrease in commissions of $0.8 million due to lower activity with the numismatics business. For the nine months ended March 31, 2013, salaries and wages in our Collectibles segment decreased $1.4 million, or 13.7%, to $8.7 million from $10.0 million in 2012. The decrease was due to a reduction in headcount, as well as a decline in bonuses and commissions of due to lower than expected performance in the first quarter of fiscal 2013 versus the first quarter of fiscal 2012.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment was comparable for the three and nine months ended March 31, 2013 and 2012.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the nine months ended March 31, 2013 and 2012:

in thousands	2013	2012

Cash provided by operating activities — continuing operations	$44,658	$(20,324)
Cash provided by (used in) operating activities — discontinued operations	(1,163)	(4,316)
Cash provided by operating activities	$43,495	$(24,640)
Cash provided by (used in) investing activities — continuing operations	$5,787	$(1,935)
Cash used in investing activities — discontinued operations	(22)	(38)
Cash provided by (used in) investing activities	5,765	(1,973)
Cash used in financing activities — continuing operations	$(46,292)	$33,892
Cash provided by (used in) financing activities — discontinued operations	$—	$—
Cash used in financing activities	$(46,292)	$33,892
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of numismatic materials and the timing of our auctions.
Operating activities from continuing operations provided $44.7 million in cash for the nine months ended March 31, 2013 and used $20.3 million in cash for the nine months ended March 31, 2012, respectively. Primary uses of cash in our operating cash flows from continuing operations for the nine months ended March 31, 2013 include the impact of $42.7 million, $24.1 million, $9.4 million, $1.1 million, and $(33.7) million related to changes in receivables and secured loans in our Trading operations, inventory, liabilities on borrowed metals, accounts receivable and consignor advances in our Collectibles segment and accounts payable, consignor payables, accrued expenses and other liabilities. Primary sources of cash in operating cash flows from continuing operations for the nine months ended March 31, 2012 include $29.3 million, $2.2 million, $14.8 million and $1.2 million associated with changes in accounts payable, consignor payables, accrued expenses and other liabilities, inventory, liabilities on borrowed metals, and accounts receivable and consignor advances from our Collectibles operations, respectively. These sources of cash were partially offset by the impact of $11.5 million related to changes in receivables and secured loans from our Trading operations. Discontinued operations, primarily our Stamps division, used cash of $1.2 million for the nine months ended March 31, 2013, and used cash of $4,316,000 for the nine months ended March 31, 2012. The Stamps division was sold during the first quarter of fiscal 2013.
Our investing activities from continuing operations provided cash in the nine months ended March 31, 2013 of $5.8 million and used cash of $1.9 million in the nine months ended March 31, 2012. A primary source of cash in the nine months ended March 31, 2013 was the net proceeds of $7.8 million from the sale of our Stamps division, which was partially offset by capital expenditures for property and equipment of $1.9 million. Our investing activities from continuing operations in the nine months ended March 31, 2012 used cash of $1.9 million, which was primarily as a result of $2.6 million in capital expenditures. Cash flows used in investing activities related to discontinued operations, primarily our Stamps division, was $22,000 during the nine months ended March 31, 2013 compared to $38,000 during the nine months ended March 31, 2012.
Our financing activities from continuing operations used $46.3 million for the nine months ended March 31, 2013 and provided $33.9 million for the nine months ended March 31, 2012. We borrowed $14.1 million under lines of credit for the nine months ended March 31, 2013 compared to net repayments of $15.5 million in the nine months ended March 31, 2012. During the nine months ended March 31, 2013, we also issued common stock for $25.2 million, repurchased and retired common stock from Afinsa and Auctentia for $51.2 million, and repaid $5.8 million of our obligation under product financing arrangement in our Trading operations.
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $36.5 million and $27.1 million at March 31, 2013 and at June 30, 2012, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility which totaled $9.0 million and $7.0 million at March 31, 2013 and at June 30, 2012, respectively.

A-Mark entered into an agreement with a third party for the sale of precious metals, at the option of the third party, at a fixed price. Such agreement allows us to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory with adjustments included as components of cost of precious metals sold. Such obligation totaled $9.8 million and $15.6 million as of March 31, 2013 and June 30, 2012, respectively.
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of March 31, 2013, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.20% and 0.24% as of March 31, 2013 and June 30, 2012, respectively. Borrowings are due on demand and totaled $77.5 million and $91.0 million for lines of credit and $9.0 million and $7.0 million for letters of credit at March 31, 2013 and at June 30, 2012, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $83.5 million and $65.0 million at March 31, 2013 and June 30, 2012, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at March 31, 2013 were $38.9 million and $62.6 million, respectively. Our ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

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

Separately, A-Mark has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of March 31, 2013, the total amount borrowed with this lender was $21.0 million, which consisted of $20.0 million by A-Mark and $1.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of March 31, 2013 were $2.0 million. As of June 30, 2012, the total amount borrowed was $18.0 million, $0.0 million by SNI and $18.0 million by A-Mark.

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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5, 8 and 11 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and nine months ended March 31, 2013 were $23.3 million and $(31.4) million, respectively, and for the three and nine months ended March 31, 2012 were $31.5 million and $41.4 million, respectively.
At March 31, 2013 and June 30, 2012, we had the following outstanding purchase and sale commitments:

(in thousands)	March 31, 2013	June 30, 2012

Purchase commitments	$465,018	$392,307
Sales commitments	(234,354)	(140,823)
Margin sale commitments	(44,386)	(39,716)
Open forward contracts	87,925	59,659
Open futures contracts	167,268	244,954
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at March 31, 2013 are scheduled to settle within 30 days.
We are exposed to the risk of failure of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At March 31, 2013, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

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

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended March 31, 2013, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our 2012 Annual Report. Readers of this report are urged to read that section of the 2012 Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We are performing ongoing evaluations and enhancements to our internal controls system.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended March 31, 2013, the Company did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table describes purchases by the Company of shares of its common stock which settled during each period set forth in the table. Purchases in column (c) were made pursuant to the Company's stock repurchase plan approved by the Board of Directors on February 8, 2013, and provided for repurchases of up to $5 million . The authorization remains open through August 8, 2014.

Issuers Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may Yet be Purchased Under the Plans or Programs
January 1 to January 31, 2013	—	$—	—	$—
February 1 to February 28, 2013	—	$—	—	$5,000,000
March 1 to March 31, 2013	123,100	$2.01	—	$4,753,080
Total	123,100	$2.01	—

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

Date:	May 14, 2013	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	May 14, 2013
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	May 14, 2013
Paul Soth	(Principal Financial Officer)