Form 10-K
period 2013-06-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2013-10-15
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

As of December 31, 2012, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $23.4 million, based on the closing price of the registrant's common stock of $2.14 per share on December 31, 2012.

As of September 17, 2013, the registrant had 31,113,401 shares of Common Stock outstanding, par value $0.01 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders of Registrant to be filed pursuant to Regulation 14A are incorporated by reference into Part III of this report.

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

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-K ANNUAL REPORT
For the Fiscal Year Ended June 30, 2013

PART I

ITEM 1. DESCRIPTION OF BUSINESS

The use of the terms “we,” “us,” the “Company” or “SGI” in this Annual Report on Form 10-K refers to Spectrum Group International, Inc. together with its consolidated subsidiaries, as applicable. Before May 2009, we were known as Escala Group, Inc., and before September 2005, we were known as Greg Manning Auctions, Inc. Greg Manning Auctions, Inc. was incorporated in New York in 1981, and made its initial public offering in May 1993.

Company Overview
We are a global trading and collectibles network. We trade precious metals and auction coins and wine serving both collectors and dealers. Our collectibles offerings span the price from modest to ultra-high end. We also offer loans to coin dealers, collectors and investors collateralized by their precious metals, rare coins and other collectibles.

RECENT DEVELOPMENTS

The Company intends shortly to file a registration statement with the Securities and Exchange Commission (the “SEC”) relating to the proposed distribution (or spinoff) by SGI to its shareholders of all of the shares of common stock of A-Mark Precious Metals, Inc. ("A-Mark") owned by it. SGI currently owns 100% of the outstanding common stock of A-Mark. If the spinoff is consummated, SGI will distribute all of the A-Mark common stock held by it on a pro rata basis to holders of SGI common stock, and A-Mark will thereafter be a publicly traded company independent from SGI. The distribution ratio, record date and distribution date, among other things, have not yet been determined. Shareholders of SGI will continue to own their SGI common stock following the distribution, which at that point will include the remaining businesses of SGI.
The spinoff is subject to a number of significant conditions and there can be no assurance that the spinoff will be consummated.
The spinoff will not affect the shareholdings or the proportionate interests of SGI shareholders in SGI. However, if the spinoff is consummated, SGI intends to reduce the number of record holders of its common stock to fewer than 300 and to terminate the registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934. SGI intends to do this by means of an amendment to its certificate of incorporation, in which the shares of SGI common stock will be reverse split in a ratio to be determined. As a result, SGI shareholders who own fewer than the specified number of shares of SGI common stock will cease to be shareholders of SGI and will receive payment in cash for each SGI share that they previously owned. SGI will then file a Form 15 with the SEC to terminate the registration of its shares under the Securities Exchange Act, with the result that SGI will no longer be required to file periodic and other reports with the SEC. It is expected that the SGI common stock will continue to be quoted on the OTCQB under the symbol “SPGZ” following the deregistration of its shares under the Securities Exchange Act.
As of and for the year ended June 30, 2013 and 2012, the financial position and results of operations of A-Mark has been presented as continuing operations. There are key conditions that must be met prior to consummation of the spinoff and through the date these financial statements were issued, these conditions have not been met.
Further information regarding the spinoff, the deregistration of the SGI shares and related matters will be set forth in documents filed with the SEC.
Employees
As of June 30, 2013, we had 149 employees, with 141 located in North America, 6 in Europe, and 2 in Asia. 139 of these employees were considered full-time employees. We regard our relations with our employees as good. The table below provides a breakdown of our employees by segment as of June 30, 2013 and 2012.

	June 30, 2013	June 30, 2012
Trading	30	25
Collectibles	113	155
Corporate	6	10
Total	149	190

Website Address
The Company makes available, free of charge, its annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K through a hyperlink from its website, www.spectrumgi.com, to a website maintained by an unaffiliated third-party service. Such reports are made available on the same day that they are electronically filed with, or furnished to, the SEC.

Corporate Information
We are a Delaware company. Our executive offices are located at 1063 McGaw, Irvine, California 92614. Our telephone number is (949) 748-4800, and our website is www.spectrumgi.com. Through this website, we make available, free of charge, all of our filings with the Securities and Exchange Commission (the “SEC”), including those under the Exchange Act of 1934, as amended (the “Exchange Act”). In addition, copies of our Code of Business Conduct and Ethics for Employees, Code of Business Conduct and Ethics for Senior Financial and Other Officers, and Code of Business Conduct and Ethics for Directors are available through this website, along with other information regarding our corporate governance policies.

Our Business Segments
We conduct our operations within two business segments: Trading and Collectibles. Financial information on our segments is included in Note 17 of the accompanying notes to consolidated financial statements.

Trading Segment

Overview
A-Mark is a full-service precious metals trading company. It is a wholesaler of gold, silver, platinum and palladium bullion and related products, including bars, wafers, grain and coins. A-Mark also-

•	distributes gold and silver coins and bars from sovereign and private mints;

•	provides financing for the purchase of bullion and numismatics;

•	offers secure storage for bullion; and

•	offers complementary products such as consignment, customized finance and liquidity programs such as Repo accounts, and trade quotes in a variety of foreign currencies.

A-Mark believes it has one of the largest customer bases in each of its markets and provides one of the most comprehensive offerings of products and services in the precious metals trading industry. Our customers include mints, manufacturers and fabricators, refiners, coin and bullion dealers, banks and other financial institutions, commodity brokerage houses, industrial users of precious metals, investors and collectors. We serve customers on six continents, with over 15% of our customers being outside the United States.
A-Mark believes its businesses largely functions independently of the price movement of the underlying commodities. However, factors such as global economic activity or uncertainty and inflationary trends, which affect market volatility, have the potential to impact customer demand, volumes and margins.
History
A-Mark was founded in 1965 as a small numismatics firm, which subsequently grew to include wholesale bullion trading and precious metals financing. SGI, then known as Greg Manning Auctions, Inc., acquired a controlling 80% interest in A-Mark in 2005. The remaining 20% of A-Mark was acquired by Afinsa Bienes Tangibles, S.A. ("Afinsa"), at the time SGI's controlling shareholder. In 2012, SGI acquired from Afinsa its interest in A-Mark, as a result of which A-Mark became a wholly-owned subsidiary of SGI.
Over the years, A-Mark has been steadily expanding its products and services. In 1986, A-Mark became an authorized purchaser for gold and silver coins struck by the United States mint. Similar arrangements with other sovereign mints followed, so that by the early 1990s, A-Mark had distribution relationships with all major sovereign mints offering bullion coins and bars internationally. In 2005, A-Mark launched its Collateral Finance Corporation (CFC) subsidiary for the purpose of making secured wholesale and retail loans collateralized by rare and semi-numismatic coins and bullion.
A-Mark opened an overseas office in Vienna, Austria in 2009, for the purpose of marketing its good and services in the emerging Eastern European markets, and the office commenced full trading activity in 2012. This resulted in the expansion of A-Mark's trading hours from 12 to 17 hours a day, 5 days a week. Also in 2012, A-Mark formed, Transcontinental Depository Services, LLC (TDS), a subsidiary that provides customers with a turnkey global storage solution for their precious metals and precious metal products. In 2013, A-Mark began development of an electronic trading platform, which will allow its institutional and other large customers to execute transactions with A-Mark in precious metals and precious metal products through an automated interface. The platform is expected to be operational by late 2013.
Through strategic relationships with its customers and suppliers and vertical integration across its markets, A-Mark seeks to grow its business volume, expand its presence in non-U.S. markets around the globe, with a principal focus on Europe and Asia, and enlarge its offering of complementary products and services. A-Mark seeks to continue its expansion by building on its strengths and what it perceives to be its competitive advantages. These include-

•	vertically integrated operations that span trading, distribution, storage, financing and other consignment products and services;

•
an extensive and varied customer base that includes banks and other financial institutions, coin dealers, jewelers, collectors, private investors, investment advisors, manufacturers, refiners, sovereign mints and mines;

•	access to primary market makers, suppliers, refiners and government mints that provide a dependable supply of precious metals and precious metal products;

•
trading offices in Santa Monica, California and Vienna, Austria, giving our customers live access to our trading desk up to 17 hours each trading day, even when many major world commodity markets are closed;

•	the largest precious metals dealer network in North America;

•	depository relationships in major financial centers around the world;

•	in-house trading and logistics support, with existing capacity for growth;

•	experienced traders who effectively manage A-Mark's exposure to commodity price risk; and

•	a strong management team, with over 100 years of collective industry experience.

Business Units

A-Mark operates through several business units comprising a single segment for accounting purposes, including Industrial, Coin and Bar, Trading, Finance, CFC and TDS.
Industrial. Our Industrial unit sells gold, silver, platinum and palladium to industrial and commercial users. Customers include coin fabricators such as mints, industrial manufacturers and fabricators, including electronics, and component parts companies, jewelry manufacturers and refiners. Depending on the intended usage, the metals are either investment or industrial grade and are generally in bar, wafer, plate, or grain.
Currently, orders are taken telephonically, but A-Mark is developing an electronic trading platform that will be available to both buyers and sellers of precious metals. Pricing is generally based on screen quotes for bullion transactions in the spot market, with two-day settlement, although special pricing and extended settlement terms are also available. For example, a customer can leave an order with A-Mark to purchase at a specified price below the current market price or an order to sell at a specified price above the current market price.
Almost all customers take physical delivery of the precious metal. Product is shipped upon receipt of payment, except where the purchase is financed under credit arrangements between A-Mark and the customer. We have relationships with precious metal depositories around the world, to facilitate shipment of product from our inventory to our customers, in many cases for next day delivery. Product may either be dropped shipped to the customer's location or delivered to a depository or other storage facility designated by the customer.
The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Such metal inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.
Coin & Bar. Our Coin & Bar unit deals in over 200 different products, including gold and silver coins from around the world, gold and silver, platinum and palladium bars and ingots in a variety of weights, shapes and sizes. We currently market a limited number of such products with our proprietary “A-Mark” rounds and bars. Our customers are primarily coin and bullion dealers, although we also deal directly with banks and other financial institutions, commodity brokerage house, manufacturers, investors, investment advisors, and collectors who qualify as “eligible commercial entities” and “eligible contract participants,” as those terms are defined in the Commodity Exchange Act. Our customers range in size from large financial institutions to small local dealers.
We are an authorized distributor (or, in the case of the US Mint, an authorized purchaser) of gold and silver coins for all of the major sovereign mints and various private mints. The sovereign mints include the United States Mint, the Australian (Perth) Mint, the Austrian Mint, the Royal Canadian Mint, the China Mint, Banco de Mexico, the South African Mint (Rand Refinery) and the Royal Mint (United Kingdom). We purchase and take delivery of coins from the mints for resale to coin dealers and other qualified purchasers.
Our distribution and purchase agreements with the mints are non-exclusive, and may be terminated by the mints at any time, although in practice our relationship with the mints are long-standing, in some cases, as with the U.S. Mint, extending back for over 20 years. In some cases, we have developed exclusive products with sovereign and private mints for distribution through our dealer network.
Trading and Finance. Our Trading and Finance units engage in commodity hedging and borrowing and lending transactions in support of our Industrial and Coin & Bar operations.
The Trading unit hedges the commodity risk on A-Mark's inventory and to protect A-Mark from price fluctuations in situations where settlement of a transaction is delayed or deferred. A-Mark maintains relationships with major market-makers and multiple futures brokers in order to provide a variety of alternatives for its hedging needs. Our traders employ a combination of future and spot transactions to hedge transactional exposure, and a combination of future, and forward contracts to hedge inventory exposure. Because it seeks to substantially hedge its market exposure, A-Mark believes that its business largely functions independently of the price movements in the underlying commodity. Through its hedging activities, A-Mark may also earn contango yields, in which futures price are higher than the spot prices, or backwardation yields, in which futures prices are lower than the spot prices. A-Mark also offers precious metals price quotes in a number of foreign currencies.
Our Finance unit engages in precious metals borrowing and lending transactions and other customized financial transactions with or on behalf of our customers and other counterparties. These arrangements range from simple hedging structures to complex inventory finance arrangements and forward purchase and sale structures, tailored to the needs of our customers.

CFC. Our Collateral Finance Corporation (CFC) subsidiary is a California licensed finance lender that makes commercial loans secured by numismatic and semi-numismatic coins and bullion. CFC's customers include coin and metal dealers, investors and collectors. CFC is complementary to our bullion and coin businesses, and affords customers a convenient means of financing their inventory or collections. CFC takes physical delivery of the coins or bullion collateralizing the loans, and requires loan-to-value ratios of between 50% and 80%. The loan-to-value ratio refers to the principal amount of the loan divided by the liquidation value of the collateral, as conservatively estimated by CFC. Loans are for terms of between three and 12 months, and bear interest at fixed rates prevailing at the time the loan is made. Other terms of the loan may be customized in accordance with the particular needs and circumstances of the borrower.
TDS. Our Transcontinental Depository Services (TDS) subsidiary provides storage solutions for precious metals and numismatic coins for financial institutions, dealers, investors and collectors worldwide. TDS contracts on behalf of our clients with independent storage facilities in the Unites States, Canada, Europe, Singapore and Hong Kong, for either fully segregated or allocated storage. We assist our clients in developing appropriate storage options for their particular requirements, and we manage the operational aspects of the storage with the third party facilities on our clients' behalf.
Market Making Activity
We act as a principal market maker, maintaining a two-way market for buying and selling precious metals. This means we both sell product to and purchase product from our customers.
Inventory
We maintain a substantial inventory of bullion and coins in order to provide our customers with selection and prompt delivery. We acquire product for our inventory in the course of our trading activities with our customers, directly from mines and refiners and from commodities brokers and dealers, privately and in transactions on established commodity exchanges. Inventory is “marked to market” daily for accounting and financial compliance purposes.
Sales and Marketing
We market our products and services primarily through our offices in Santa Monica, California and Vienna, Austria, our website and our dealer network, which we believe is the largest of its kind in North America. The dealer network consists of over 1,000 independent precious metal and coin companies, with whom we transact on a non-exclusive basis. The arrangements with the dealers vary, but generally the dealers acquire product from us for resale to their customers. In some instances, we deliver bullion to the dealers on a consignment basis. We also participate from time to time in trade shows and conventions, at which we promote our products and services.
As a vertically integrated precious metals concern, a key element of our marketing strategy is being able to cross-sell our products and services to customers of our different business units.
Operational Support
A-Mark maintains back office support at its offices in Santa Monica, California for processing and documenting its trading and sales activity and arranging for physical delivery and storage of product. We believe that our existing back office capacity will allow us to scale up our business activities without any appreciable increase in investment for operational support. We store our inventories of bullion with third party depositories in major financial centers around the world.
Using a third party software developer, we have created a proprietary trading program, referred to as the Metals Trading System or MTS. Through MTS we are able to input, process, track and document our trading activity, including complex hedging and similar transactions.
We are in the process of developing an electronic trading platform for receiving and processing customer orders, with the objective of improving transactional ease and efficiency for both us and our customers. When the platform becomes operational in late-2013, we expect it will make processing small orders more economical and allow us to better allocate our resources to providing personalized service to our larger customers.

Supplier and Customer Concentrations

A-Mark buys a majority of its precious metals from a limited number of suppliers. The Company believes that numerous other suppliers are available and would provide similar products on comparable terms.

The top three customers represented 11.4%, 11.3% and 10.8%, respectively, of trading revenues for the year ended June 30, 2013, and 5.6%, 23.1% and 16.8%, respectively, of trading revenues for the year ended June 30, 2012.

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
We were also an auctioneer and merchant/dealer of antique arms, armor and historical memorabilia until January 2011, when we sold this business.

Our collectibles companies as of June 30, 2013 are listed below:

Company	Primary Activity	Location	Date Acquired/Formed
Spectrum Numismatics International, Inc.	Wholesaler of coins, currencies and other collectibles	USA	December 1999
Stack's-Bowers Numismatics, LLC	Auctions of coins - primarily high-value and rare; and coin retailer - primarily catalogue and Internet	USA	January 2011
Spectrum Wine Auctions, LLC	Auctions of rare and fine vintage wines	USA	February 2009
SGI France SAS	Management company assisting with auction-related matters in France	France	October 2011
Spectrum Wine Auctions, Limited	Management company assisting with wine auction-related matters in Hong Kong	Hong Kong	October 2011
Stack's-Bowers Ponterio	Management company assisting with coin auction-related matters in Hong Kong	Hong Kong	October 2011
Calzona Ventures, LLC	Internet sales of coins	USA	January 2012
_________

•	Spectrum Numismatics International, Inc. (“SNI”), which we have owned since 1999, is engaged in the buying and selling of coins and currencies on a wholesale basis.

•
On January 3, 2011, Bowers & Morena Auctions, LLC. ("B&M") entered into a joint venture with Stack's, LLC (“Stack's”), which together formed SBN. The operations of B&M and Stack's were assumed by SBN. B&M owns 51% of the equity of SBN. On April 30, 2013, the Company, through its subsidiaries B&M and Stack's-Bowers Numismatics, LLC (“SBN”), purchased the remaining 49% non-controlling interest in SBN/dba Stack's Bowers Galleries. As a result of this transaction, which was effective as of April 1, 2013, SBN/dba Stack's Bowers Galleries is now wholly owned by the Company.

•
On January 12, 2012, SNI formed Calzona Ventures, LLC (“Calzona”) with an outside partner for the purpose of selling precious metals and coins via the internet. SNI owns 35% of the equity of Calzona. In accordance with ASC 810-10, "Consolidations", Calzona has been deemed by management to be a variable interest entity ("VIE") as the Company is the primary beneficiary due to controlling Calzona's financial interest and the power to direct most significant economic performance.

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

In all of our market channels, we may be offering either owned inventories or properties that have been consigned to us by its owner, which we do not receive title. In our role as auctioneer, we match consignors (sellers) of properties with buyers of these properties through the auction process. We will then invoice the buyers for their purchases (including commissions owed by the buyers), collect payments from the buyers, and make remittances to the sellers, net of their commissions owed. The auction commissions that we typically charge to the sellers range from 0% to 20% and those charged to the buyers range from 15.0% to 21.5%.

“Traditional auctions” are live, in-person auctions conducted by a licensed auctioneer. We hold multiple auctions each year in a variety of venues, including strategically located hotels and at major trade conferences and conventions. All traditional auctions are augmented by hard copy and/or electronic catalogs, as well as one or more forms of electronic bidding. Our traditional auctions are based on a “full-service” auction model in which we take physical possession, but no transfer of title of all items offered for sale in our auctions, inspect and describe all offerings, receive all sums due, remit sale proceeds to the seller and professionally pack and ship items to the buyer.

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

We operate “Internet auctions” through our Stack's-Bowers Numismatics and Spectrum Wine Auctions subsidiaries. In Internet auctions, bidding takes place over the Internet and, in certain types of Internet auctions, a Company employee operates the live Internet bidding software, effectively acting as the auctioneer towards the Internet bidder.

Consistent with our full-service traditional auction business model and its commitment to customer service, our Internet auctions feature many of the same full-service amenities as our traditional auctions. Specifically, unless otherwise noted in a particular sale's terms and conditions, we take physical possession, but no transfer of title of all items offered for sale prior to the sale, describe the items, collect all sums due, remit the sale proceeds to the seller, and professionally pack and ship the items sold to the buyer.

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

www.stacksbowers.com
www.goldandsilveronline.com
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

Other collectors do not wish to sell by auction and prefer a negotiated, fixed-price sale. In these instances, we use our knowledge of the markets and products to make what we call “opportunistic purchases.” In most instances, collectibles purchased in this manner are resold within 180 days either in one of our auctions or in a private treaty transaction. In other instances, either because the markets are not yet ripe or because the collection purchased is so large, we may conclude that the collectibles are most profitably sold over a period of time, in which case, the collectibles purchased are held in our inventory and resold over an extended time period. In addition to these opportunistic purchases, we continually search the collectibles markets for favorable buying opportunities and buy individual pieces and collections to resell to a particular collector pursuant to a specific purchase request, to fill a need for one of our auctions to make that auction more attractive to the targeted audience, or to take advantage of what we believe are favorable prices and buying opportunities. In these circumstances, items purchased are typically resold in less than 180 days, but may be held for longer periods.

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

In May 2011, Commercial Court No. 6 (Mercantile Court) in Madrid, Spain issued an order approving the liquidation of a portion of the assets owned by Afinsa. Until September 25, 2012, Afinsa, directly and through its wholly-owned subsidiary Auctentia, S.L. ("Auctentia"), owned approximately 57% of our outstanding common stock and 20% of the equity in Spectrum PMI, through which we own A-Mark. Afinsa has been in insolvency proceedings in Spain since July 2006.

Since September 2012, Afinsa and Auctentia have owned 9.9% of our outstanding common stock, and none of the equity in Spectrum PMI.

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

As more fully described below under “Legal Proceedings - Spanish Criminal Investigation,” Mr. Manning, along with other former officers and directors of the Company and Central de Compras Coleccionables (“CdC”), a wholly-owned subsidiary of the Company, are the subject of a criminal proceedings in Spain arising out of the Company's transactions with Afinsa. The Company understands that under Spanish law, if any of the former officers or directors of SGI or its subsidiary are ultimately found guilty, then, under the principle of secondary civil liability, SGI could be held liable for certain associated penalties. In July 2013, the Spanish judicial authorities determined to bring formal charges of indictment against certain persons formerly associated with Afinsa and SGI, including Mr. Manning. These charges include a civil demand for substantial monetary damages. On October 7, 2013, the Spanish court issued an order naming SGI as a party, on a secondary civil liability basis, to the proceedings. SGI has not appeared in the proceedings and is therefore not yet subject to the jurisdiction of the Spanish courts. SGI will not appear unless and until it is adequately served and the Spanish court complies with all other requirements of applicable international treaties. If SGI is brought into the proceedings, it intends to defend its interests vigorously.

Mr. Manning, and such other officers and directors, are entitled to receive, and have been receiving, advances from the Company for their legal fees and expenses in connection with the Spanish criminal proceedings.

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
Our Board and Management Have Beneficial Ownership of a Sizeable Percentage of Our Common Stock.
As of September 20, 2013, members of our board and management beneficially own over 43% of our outstanding common stock. Acting together in their capacity as stockholders, such board members and management could exert substantial influence over matters on which a stockholder vote is required, such as the approval of business combination transactions.  Also because of the size of their beneficial ownership, such board members and management may be in a position effectively to determine the outcome of the election of directors and the vote on stockholder proposals. The concentration of beneficial ownership in the hands of our board and management may therefore limit the ability of our public shareholders to influence the affairs of the Company.

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

The consummation of the transactions under the Securities Purchase Agreement resulted in a “change of control” for federal tax purposes. Accordingly, the Company's ability to utilize foreign tax credits and federal and state net operating losses are limited under the provisions of the Internal Revenue Code, as amended.

Our trading business is exposed to commodity price risks, and our hedging activity to protect our inventory is subject to risks of default by our counterparties.

A-Mark’s precious metals inventories are subject to market value changes created by change in the underlying commodity price, as well as supply and demand of the individual products A-Mark trades. In addition, open purchase and sale commitments are subject to changes in value between the date the purchase or sale is fixed (the trade date) and the date metal is delivered or received (the settlement date). A-Mark seeks to minimize the effect of price changes of the underlying commodity through the use of financial derivative instruments, such as forward and futures contracts. A-Mark’s policy is to remain substantially hedged as to its inventory position and to its individual purchase and sale commitments. A-Mark’s management monitors its hedged exposure daily. However, there can be no assurance that these hedging activities will be adequate to protect A-Mark against commodity price risks associated with its business activities.

Furthermore, even if we are fully hedged as to any given position, there is the risk of default by our counterparties to the hedge. Any such default could have a material adverse effect on our financial position and results of operations.

Our trading business is dependent on a concentrated customer base.

One of A-Mark's key assets is its customer base. This customer base provides deep distribution of product and makes A-Mark a desirable trading partner for precious metals product manufacturers, including sovereign mints seeking to distribute precious metals coinage or large refiners seeking to sell large volumes of physical precious metals. For the fiscal year ended June 30, 2013, A-Mark's top two customers represented 11.4%, and 11.3%, respectively of our revenues. If our relationships with these customers deteriorated, or if we were to lose one or both of these customers, our business would be materially adversely affected.

Our business is heavily dependent on A-Mark’s credit facility.

Our business depends substantially on our ability to obtain financing for our operations. A-Mark’s borrowing facility, which we refer to as the Trading Credit Facility, provides A-Mark and CFC with the liquidity to buy and sell billions of dollars of precious metals annually. The Trading Credit Facility is a demand facility with a variable rate interest in which five lending institutions participate. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Our CFC subsidiary also uses the facility to finance its lending activities.

An institutional participant in the Trading Credit facility can withdraw at any time on written notice to A-Mark. The loss of one or more of the lines under the Trading Credit Facility, and the failure of A-Mark to replace those lines, would reduce the financing available to the Company and could limit our ability to conduct our business, including the lending activity of our CFC subsidiary. There can be no assurance that we could procure replacement financing if all or part of the Trading Credit Facility were terminated, on commercially acceptable terms and on a timely basis, or at all.

Because the Trading Credit Facility is a demand facility, the lenders may require us to repay the indebtedness outstanding under the facility at any time. They may require repayment of the indebtedness even if we are in compliance with the financial and other covenants under the Trading Credit Facility. If the lenders were to demand repayment, we may not at the time have the financial resources to comply. Also, because interest under the Trading Credit Facility is variable, we are subject to fluctuations in interest rates, and we may not be able to pass along to our customers and borrowers some or any part of an increase in the interest that we are required to pay under the facility.

The loss of a government purchaser/distributorship arrangement could materially adversely affect our trading business.

A-Mark’s business is heavily dependent on its purchaser/distributorship arrangements with various governmental mints. Our ability to offer coins and bars to our customers on a competitive basis is based on the ability to purchase products directly from a government source. The arrangements with the governmental mints may be discontinued by them at any time. The loss of an authorized purchaser/distributor relationship, including with the U.S. Mint, could have a materially adverse effect on our business.

A-Mark's business is heavily influenced by volatility in commodities prices.

A primary driver of A-Mark's profitability is volatility in commodities prices, which lead to wider bid and ask spreads. Among the factors that can impact the price of precious metals are supply and demand of precious metals; political, economic, and global financial events; movement of the U.S. dollar versus other currencies; and the activity of large speculators such as hedge funds. If commodity prices were to stagnate, there would likely be a reduction in trading activity, resulting in less demand for the services A-Mark provides, which could materially adversely affect our business, liquidity and results of operations.

This volatility may drive fluctuation of our revenues, as a consequence of which our results for any one period may not be indicative of the results to be expected for any other period. See “Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Increased commodity pricing could limit the inventory that we are able to carry.
We maintain a large and varied inventory of precious metal products, including bullion and coins, in order to support our trading activities and provide our customers with superior service. The amount of inventory that we are able to carry is constrained by the borrowing limitations and working capital covenants under the our credit facility. If commodity prices were to rise substantially, and we were unable to modify the terms of our credit facility to compensate for the increase, the quantity of product that we could finance, and hence maintain, in our inventory would fall. This would likely have a material adverse effect on our operations.
The Dodd-Frank Act could adversely impact our use of derivative instruments to hedge precious metal prices and may have other adverse effects on our business.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act, which requires the Commodity Futures Trading Commission to promulgate rules and regulations implementing the new legislation, including with respect to derivative contracts on commodities. This legislation and any implementing regulations could significantly increase the cost of some commodity derivative contracts (including through requirements to post collateral, which could adversely affect our available liquidity), materially alter the terms of some commodity derivative contracts, reduce the availability of some derivatives to protect against risks, reduce our ability to monetize or restructure our existing commodity derivative contracts and potentially increase our exposure to less creditworthy counterparties. If we reduce our use of derivatives as a result of the Dodd-Frank legislation and regulations, we would be exposed to inventory and other risks associated with fluctuations in commodity prices. Also, if the Dodd-Frank legislation and regulations result in less volatility in commodity prices, our revenues could be adversely affected.
We rely on the efficient functioning of commodity exchanges around the world, and disruptions on these exchanges could adversely affect our business.
A-Mark buys and sells precious metals contracts on commodity exchanges around the world, both in support of its customer operations and to hedge its inventory and transactional exposure against fluctuations in commodity prices. The Company's ability to engage in these activities would be compromised if the exchanges on which the Company trades or any of their clearinghouses were to discontinue operations or to experience disruptions in trading, due to computer problems, unsettled markets or other factors. The Company may also experience risk of loss if futures commission merchants or commodity brokers with whom the Company deals were to become insolvent or bankrupt.
The materials held by us are subject to loss, damage, theft or restriction on access.

A-Mark has significant quantities of high-value precious metals on site, at third-party depositories and in transit. There is a risk that part or all of the gold and other precious metals held by A-Mark, whether on its own behalf or on behalf of its customers, could be lost, damaged or stolen. In addition, access to A-Mark’s gold could be restricted by natural events (such as an earthquake) or human actions (such as a terrorist attack). Although we maintain insurance on terms and conditions that we consider appropriate, we may not have adequate sources of recovery if our precious metals inventory is lost, damaged, stolen or destroyed, and recovery may be limited. Among other things, our insurance policies exclude coverage in the event of loss as a result of terrorist attacks or civil unrest.

Our business is subject to the risk of fraud and counterfeiting.

The collectibles and precious metals (particularly bullion) businesses are exposed to the risk of loss as a result of “materials fraud” in its various forms. We seek to minimize our exposure to this type of fraud through a number of means, including third-party authentication and verification, reliance on our internal experts and the establishment of procedures designed to detect fraud. However, there can be no assurance that we will be successful in preventing or identifying this type of fraud, or in obtaining redress in the event such fraud is detected.

Our stock is currently traded on the OTCQB marketplace and an investor's ability to trade our common stock may be limited by trading volume.

Since 2007, our stock has traded on the OTCQB marketplace. As a result, out stock is thinly traded, which in turn affects the ability of holders of our stock to resell the shares they purchase, and they may not be able to resell at prices at or above the prices they paid. The trading volume in our common stock has been relatively limited. A consistently active trading market for our common stock may not continue on the OTCQB marketplace. The average daily trading volume of our common stock for our fiscal year ended June 30, 2013 was approximately 6,800 shares.

Our business is influenced by political conditions and world events.

The collectibles and precious metals businesses are especially subject to global political conditions and world events. Precious metals are viewed by some as a secure financial investment in times of political upheaval or unrest, particularly in developing economies, which may drive up pricing. The volatility of the commodity prices for precious metals is also likely to increase in politically uncertain times. Conversely, during periods of relative international calm precious metal volatility is likely to decrease, along with demand, and the prices of precious metals may retreat. Because our business is dependent on the volatility and pricing of precious metals, we are likely to be influenced by world events more than businesses in other economic sectors.

We could suffer losses with our financing operations.

We engage in a variety of financing activities with our customers.

•
Receivables from our customers with whom we trade in precious metal products are effectively short-term, non-interest bearing extensions of credit that are generally secured by the related products maintained in the Company's possession or by a letter of credit issued on behalf of the customer. On average, these receivables are outstanding for periods of between 8 and 9 days.

•
The Company operates a financing business through CFC that makes secured loans at loan to value ratios-principal loan amount divided by the “liquidation value,” as conservatively estimated by management, of the collateral of 50% to 80%. These loans are both variable and fixed interest rate loans, with maturities from six to twelve months.

•	We make advances to our customers on unrefined metals and collectibles secured by materials received from the customer. These advances are limited to a portion of the materials received.

•	The Company makes wholesale are unsecured, short-term, non-interest bearing advances to wholesale metals dealers and government mints.

•	The Company periodically extends short-term credit through the issuance of notes receivable to approved customers at interest rates determined on a customer-by-customer basis.

Our ability to minimize losses on the credit that we extend to our customers depends on a variety of factors, including:

•	our loan underwriting and other credit policies and controls designed to assure repayment, which may prove inadequate to prevent losses;

•
our ability to sell collateral upon customer defaults for amounts sufficient to offset credit losses, which can be affected by a number of factors outside of our control, including (i) changes in economic conditions, (ii) increases in market rates of interest and (iii) changes in the condition or value of the collateral; and

•	the reserves we establish for loan losses, which may prove inadequate.

We are dependent on our key management personnel and our collectibles and trading experts.

Our performance is dependent on our senior management and certain other key employees. We have employment agreements with Greg Roberts, our President and CEO, and with three other employees, the president of trading, a senior vice president of trading and the chief operating officer of A-Mark. These employment agreements all expire at the end of fiscal 2016. These and other employees have expertise in the trading markets, have industry-wide reputations, and perform critical functions for our business. We cannot offer assurance that we will be able to negotiate acceptable terms for the renewal of the employment agreements or otherwise retain our key employees. Also, there is significant competition for skilled precious metals traders and other industry professionals. The loss of our current key officers and employees, without the ability to replace them, would materially and adversely affect our business.

We are focused on growing our business, but there is no assurance that we will be successful.

We expect to grow both organically and through opportunistic acquisitions. We have devoted considerable time, resources and efforts over the past few years to our growth strategy. These have efforts placed, and are expected to continue to place, demands on our management and other personnel and resources, and have required, and will continue to require, timely and continued investment in facilities, personnel and financial and management systems and controls. We may not be successful in implementing our growth initiatives, which could adversely affect our business.

Liquidity constraints may limit our ability to grow our business.

To accomplish our growth strategy, we will require adequate sources of liquidity to fund both our existing business and our expansion activity. Currently, our sources of liquidity are the cash that we generate from operations and our borrowing availability under the Trading Credit Facility. There can be no assurance that these sources will be adequate to support the growth that we are hoping to achieve or that additional sources of financing for this purpose, in the form of additional debt or equity financing, will be available to us, on satisfactory terms or at all. Also, the Trading Credit Facility contains, and any future debt financing is likely to contain, various financial and other restrictive covenants. The need to comply with these covenants may limit our ability to implement our growth initiatives.

We expect to grow in part through acquisitions, but an acquisition strategy entails risks.

We hope to grow in part through acquisitions. We will consider potential acquisitions of varying sizes and may, on a selective basis, pursue acquisitions or consolidation opportunities involving other public companies or privately held companies. However, it is possible that we will not realize the expected benefits from our acquisitions or that our existing operations will be adversely affected as a result of acquisitions. Acquisitions entails certain risks, including: unrecorded liabilities of acquired companies that we fail to discover during our due diligence investigations; difficulty in assimilating the operations and personnel of the acquired company within our existing operations or in maintaining uniform standards; loss of key employees of the acquired company; and strains on management and other personnel time and resources both to research and integrate acquisitions.

We expect to pay for future acquisitions using cash, capital stock, notes and/or assumption of indebtedness. To the extent that our existing sources of cash are not sufficient to fund future acquisitions, we will require additional debt or equity financing and, consequently, our indebtedness may increase or shareholders may be diluted as we implement our growth strategy.

We are subject to government regulations, and the cost of compliance could increase.

There are various federal, state, local and foreign laws, ordinances and regulations that affect our trading business. For example, we are required to comply with a variety of anti-money laundering and know-your customer rules in response to the USA Patriot Act.
The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. These new rules require due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the DRC) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. The first conflict minerals report required by the new rules is due by May 31, 2014 and annually thereafter. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of gold used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of gold used in our products. Also, we may face disqualification as a supplier for customers and reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for the gold used in our products or to determine that the gold is conflict free.
CFC operates under a California Finance Lenders License issued by the California Department of Corporations. CFC is required to submit an annual report to the state which summarizes certain loan portfolio and financial information regarding CFC. The Department of Corporations may audit the books are records of CFC to determine whether CFC is in compliance with the terms of its lending license.
There can be no assurance that the regulation of our trading and lending businesses will not increase or that compliance with the applicable regulations will not become more costly or require us to modify our business practices.
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

We rely extensively on computer systems to execute trades and process transactions, and we could suffer substantial damages if the operation of these systems were interrupted.

We rely on our computer and communications hardware and software systems to execute a large volume of trading transactions each year. It is therefore critical that we maintain uninterrupted operation of these systems, and we have invested considerable resources to protect our systems from physical compromise and security breaches and to maintain backup and redundancy. Nevertheless, our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, including breaches of our transaction processing or other systems, catastrophic events such as fires, tornadoes and hurricanes, and usage errors by our employees. If our systems are breached, damaged or cease to function properly, we may have to make a significant investment to fix or replace them, we may suffer interruptions in our ability to provide quotations or trading services in the interim, and we may face costly litigation.
We are in the process of developing an electronic trading platform that will allow our customers to place orders with us using a computerized interface. While we believe that this platform will offer many advantages to us and our customers in terms of efficiency and ease of operation, there can be no assurance that we will be successful in implementing this platform, in a manner that will be attractive to our customers or at all. Also, as in any new systems, we may experience operational difficulties with the platform in the early stages of its use, which could adversely affect relationships with our customers.
If our customer data were breached, we could suffer damages and loss of reputation.

By the nature of our business, we maintain significant amounts of customer data on our systems. Moreover, certain third party providers have access to confidential data concerning the Company in the ordinary course of their business relationships with the Company. In recent years, various companies, including companies that are significantly larger than us, have reported breaches of their computer systems that have resulted in the compromise of customer data. Any significant compromise or breach of customer or company data held or maintained by either the Company or our third party providers could significantly damage our reputation and result in costs, lost trades, fines and lawsuits. The regulatory environment related to information security and privacy is increasingly rigorous, with new and constantly changing requirements applicable to our business, and compliance with those requirements could result in additional costs. There is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against all data security breaches.
We operate in highly competitive industries.

The business of buying and selling precious metals and collectibles is global and highly competitive. The Company competes with precious metals trading firms and banks throughout North America, Europe and elsewhere in the world, some of whom have greater financial and other resources, and greater name recognition, than the Company. We believe that A-Mark, as a full service firm devoted exclusively to precious metals trading, offers pricing, product availability, execution, financing alternatives and storage options that are attractive to our customers and allow us to compete effectively. We also believe that A-Mark's purchaser/distributorship arrangements with various governmental mints gives us a competitive advantage in our coin distribution business. However, given the global reach of the precious metals trading business, the absence of intellectual property protections and the availability of numerous, evolving platforms for trading in precious metals, we cannot assure you that A-Mark will be able to continue to compete successfully or that future developments in the industry will not create additional competitive challenges.

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

In addition, the stock market in general has experienced that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may adversely affect the trading price of the Company's common stock, regardless of the Company's actual performance, and could enhance the effect of any fluctuations that do relate to its operating results.

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

We have identified a material weakness in our internal control over financial reporting, and our business and stock price may be adversely affected if we do not adequately address this weakness or if we have other material weaknesses or significant deficiencies in our internal control over financial reporting.

The Company operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting.  This material weakness resulted in material adjustments to the valuation of inventory, estimated earn-out payments related to our Stack's LLC minority interest repurchase, and valuation of impairment over goodwill to the preliminary financial statements that were corrected prior to their issuance.

As a result of this material weakness, the Company's management has concluded that, as of June 30, 2013, its internal control over financial reporting was not effective. To remediate this material weakness, during fiscal 2014, we intend to:

•	Determine the appropriate complement of corporate accounting and finance personnel required to ensure timely and reliable financial reporting, and;

•	Hire the requisite additional personnel and/or contractors with public company accounting and reporting experience, and;

•
Organize and design our internal review and evaluation process to include more formal management oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring the sufficiency of accounting resources.

We can give no assurance that the measures we take will remediate the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

The existence of one or more other material weaknesses or significant deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify any internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable for a smaller reporting company.

ITEM 2. PROPERTIES

Our headquarters and most of our North American Collectibles operations are located in one facility in Irvine, California with retail and satellite offices in New York and New Hampshire. We also conduct collectibles operations in France and Hong Kong. Our trading operations are conducted in facilities located in Santa Monica, California and Vienna, Austria. Below is a table summarizing the properties we occupied during the year ended June 30, 2013.

Segment	Location	Square Footage	Lease Term/Expiration
Current Headquarters and North American Collectibles	Irvine, California	54,200	Owned
Coin Collectibles	New York, New York	1,500	January 2016
Coin Collectibles	New York, New York	7,500	September 2016
Coin Collectibles	Wolfeboro, New Hampshire	5,000	Month-to-month
Coin Collectibles	Paris, France	1,500	September 2020
Wine Collectibles	San Francisco, California	1,700	October 2013
Wine Collectibles	Hong Kong	3,400	September 2014
Trading	Santa Monica, California	4,400	April 2014
Trading	Vienna, Austria	2,100	September 2016

ITEM 3. LEGAL PROCEEDINGS

Spanish Criminal Investigation

In May 2006, Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing, including money laundering, fraud, tax evasion and criminal insolvency. The Spanish criminal investigation initially focused on Afinsa and certain of its executives and was later expanded to include several former officers and directors of SGI and CdC, including Mr. Manning. The allegations against Afinsa and the certain named individuals relate to the central claim that Afinsa's business operations constituted a fraudulent “Ponzi scheme,” whereby funds received from later investors were used to pay interest to earlier investors, and that the stamps that were the subject of the investment contracts were highly overvalued. Spanish authorities have alleged that Mr. Manning knew Afinsa's business, and aided and abetted in its activity by, among other things, causing the Company to supply allegedly overvalued stamps to Afinsa.

The Company understands that, under Spanish law that, if any of the former officers or directors of SGI or its subsidiary were ultimately found guilty, then, under the principle of secondary civil liability, SGI could be held liable for certain associated damages. In July 2013, the Spanish judicial authorities determined to bring formal charges of indictment against certain persons formerly associated with Afinsa and SGI, including Mr. Manning. The charges include a civil demand for substantial monetary damages. On October 7, 2013, the Spanish court issued an order naming SGI as a party, on a secondary civil liability basis, to the proceedings. SGI has not appeared in the proceedings and is therefore not yet subject to the jurisdiction of the Spanish courts. SGI will not appear unless and until it is adequately served and the Spanish court complies with all other requirements of applicable international treaties. If SGI is brought into the proceedings, it intends to defend its interests vigorously.

Mr. Manning, and certain of the other former officers and directors of the Company who are also the subject of the Spanish criminal proceedings, are entitled to receive advances from the Company for their legal fees and expenses in connection with the Spanish criminal proceedings. These costs are expensed as incurred. The Company has not accrued for any estimated future costs.

Litigation, Claims and Contingencies
In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business.  The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, would not have a material adverse effect on the Company's financial statements or operations.

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

As of September 17, 2013, there were 728 stockholders of record of our common stock and the last reported sale price of our stock as reported by the OTCQB marketplace was $2.02.

The following tables set forth the range of high and low closing prices for our common stock, for each of the periods indicated, as reported by the OTCQB marketplace. These quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	2013
Quarter	High	Low
First	$1.99	$1.82
Second	2.14	1.75
Third	2.34	1.88
Fourth	2.35	2.06

	2012
Quarter	High	Low
First	$3.10	$2.51
Second	3.00	2.00
Third	2.68	2.03
Fourth	2.10	1.80

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

Equity Compensation Plan Information

The following table provides information as of June 30, 2013, with respect to the shares of our common stock that may be issued under existing equity compensation plans.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,678,750	$4.05	(2)	1,392,500
____________

(1)
Consists of stock options and restricted stock/restricted stock units granted under the 2012 omnibus plan (the "2012 Plan") providing for discretionary grants of equity awards and cash incentive awards to employees, directors and other service providers, which replaced the 1993 Stock Option Plan, as amended (the “1993 Plan”), and the 1997 Stock Incentive Plan, as amended (the “1997 Plan”). SGI's stockholders previously approved the 2012 Plan. Under the 2012 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI's stock. Awards under the 2012 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 2012 Plan currently is administered by the Compensation Committee of the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants or awards. At June 30, 2013, there were 1,392,500 shares remaining available for future awards under the 2012 Plan. Under the 2012 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Board, and stock options and SARs may have any term. The 2012 Plan limits the number of share based awards that may be granted to any one person to 750,000 in any year. All remaining shares under the 2012 Plan could be granted as restricted stock, restricted stock units or other “full-value” awards, or as options or SARs. The 2012 Plan will terminate when no shares remain available for issuance and no awards remain outstanding.

(2)
Weighted average exercise price is calculated including RSUs, which for this purpose are treated as having an exercise price of zero. If calculated solely for options that have an exercise price, the weighted average exercise price of outstanding exercisable options at June 30, 2013 was $5.32.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying Consolidated Statements of Operations by comparing the results for the years ended June 30, 2013 and June 30, 2012.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of June 30, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

A-Mark through its subsidiary Transcontinental Depository Services (“TDS”) offers a variety of managed storage options for precious metals products to financial institutions, dealers, investors and collectors around the world. TDS started doing business in 2012.

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

For the year ended June 30, 2013, our Trading and Collectibles segments represented $7.22 billion, or 97.5%, and $182.3 million, or 2.5%, of our total revenues of $7.41 billion, and achieved $17.3 million and $(4.1) million, respectively, in operating income (loss), contributing to total operating income of $2.3 million after corporate expenses totaling $10.9 million. For the year ended June 30, 2012, our Trading and Collectibles segments represented $7.77 billion, or 97.6%, and $193.2 million, or 2.4%, of our total revenues of $7.96 billion, and achieved $10.5 million and $(6.6) million, respectively, in operating loss, contributing to total loss of $(3.8) million after corporate expenses totaling $7.7 million.

RESULTS OF OPERATIONS
Overview of Results of Operations for the Years Ended June 30, 2013 and 2012
Consolidated Results of Operations
The operating results of our business for the years ended June 30, 2013 and 2012 are as follows:

		% of		% of	Increase	% of Increase
in thousands	2013	revenue	2012	revenue	(decrease)	(decrease)
Revenue	$7,406,043	100.0%	$7,962,949	100.0%	$(556,906)	(7.0)%
Gross profit	50,863	0.7	48,639	0.6	2,224	4.6
General and administrative expenses	19,649	0.3	24,719	0.3	(5,070)	(20.5)
Salaries and wages	25,572	0.3	25,892	0.3	(320)	(1.2)
Depreciation and amortization	2,226	—	1,812	—	414	22.8
Goodwill impairment	1,102	—	—	—	1,102	NM
Operating income (loss)	2,314	—	(3,784)	—	6,098	161.2
Interest income	8,357	0.1	12,624	0.2	(4,267)	(33.8)
Interest expense	(4,404)	(0.1)	(4,939)	(0.1)	(535)	(10.8)
Other income (expense), net	368	—	988	—	(620)	(62.8)
Unrealized gain (loss) on foreign exchange	(1,496)	—	4,196	0.1	(5,692)	(135.7)
Income from continuing operations before provision for income taxes	5,139	0.1	9,085	0.1	(3,946)	(43.4)
Provision for income taxes	1,754	—	4,302	0.1	(2,548)	(59.2)
Income from continuing operations	3,385	—	4,783	0.1	(1,398)	(29.2)
Income from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	(139)	—	258	—	(397)	(153.9)
Net income	3,246	—	5,041	0.1	(1,795)	(35.6)
Less: net income attributable to the non-controlling interests	123	—	(979)	—	(1,102)	(112.6)
Net income attributable to Spectrum Group International, Inc.	$3,369	—%	$4,062	0.1%	$(693)	(17.1)%

			Increase/	% of Increase/
	2013	2012	(decrease)	(decrease)
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$0.11	$0.11	$—	—%
Basic - discontinued operations	$—	$0.01	$(0.01)	(100.0)%
Diluted - continuing operations	$0.11	$0.11	$—	—%
Diluted - discontinued operations	$—	$0.01	$(0.01)	(100.0)%
Basic - net income	$0.11	$0.12	$(0.01)	(8.3)%
Diluted - net income	$0.11	$0.12	$(0.01)	(8.3)%

Weighted average shares outstanding
Basic	31,150	32,678
Diluted	31,433	32,865

NM - not meaningful

Revenues and Gross Profit
Revenues for the year ended June 30, 2013 decreased $556.9 million, or 7.0%, to $7.41 billion from $7.96 billion in 2012. Our Trading segment revenues decreased $546.0 million, or 7.0%, to $7.22 billion for the year ended June 30, 2013 versus $7.77 billion in the prior year. This decrease was primarily due to the decrease in average precious metals prices. Our Collectibles segment revenues decreased $10.9 million, or 5.6%, to $182.3 million for the year ended June 30, 2013 from $193.2 million in 2012. This decrease was primarily due to a decrease in numismatic activity. For a further discussion regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.
Our gross profit for the year ended June 30, 2013 increased $2.2 million to $50.9 million, or a gross profit margin of 0.7%, from $48.6 million, or a gross profit margin of 0.6% in 2012. The increase was attributable to the Trading segment. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments.
Operating Expenses
General and administrative expenses decreased $5.1 million, or 20.5%, to $19.6 million in 2013 from $24.7 million in 2012 due primarily to decreases in legal, consulting fees and travel and entertainment of approximately $2.7 million. Also during 2013, the Company received a settlement of amounts previously reserved in connection with receivables from M.F. Global, Inc. and recorded a $0.7 million reversal of the reserve. During 2012, the Company established a $1.0 million reserve for the potential shortfall in our commodities accounts with M.F. Global, Inc. Refer to notes 5 and 15 to the accompanying consolidated financial statements for further information.
Salaries and wages decreased $0.3 million, or 1.2%, to $25.6 million in 2013 from $25.9 million in 2012. The decrease in salaries and wages was primarily the result of our headcount reductions and decreased commissions paid. In addition, we incurred $0.2 million of severance payments related to a reduction in the workforce at the end of 2012.
During 2013, the Company recorded an impairment charge to goodwill related to Stack's Bowers Numismatics, LLC ("SBN") totaling $1.1 million(Note 8).
Depreciation and amortization expense increased $0.4 million, or 22.8%, to $2.2 million in 2013 from $1.8 million in 2012.
Interest Income
Interest income decreased $4.3 million, or 33.8%, to $8.4 million for the year ended June 30, 2013 from $12.6 million in 2012. The decrease was primarily due to the decrease in commodity prices which decreased the gross value of the financing and liquidity services we provide to our customers.
Interest Expense
Interest expense for the year ended June 30, 2013 decreased $0.5 million, or 10.8% to $4.4 million for the year ended June 30, 2013 from $4.9 million in 2012. The decrease was related primarily to borrowing activity of our Trading segment's line of credit (the “Trading Facility”) as well as our Collectibles line of credit (the “Collectibles Facility”). Both our Trading and Collectibles segment utilize their lines of credit extensively for working capital requirements. For the year ended June 30, 2013, our consolidated average debt balance was approximately $102.1 million, excluding the debt on the mortgage on the McGaw building totaling $6.3 million compared to $124.0 million in 2012.
Net Other Income (Expenses)
Net other income (expenses) for the year ended June 30, 2013 decreased by $0.6 million to $0.4 million loss from $1.0 million income in 2012. The decrease was primarily due to the lack of rental income from the vacancy in our McGaw building.
Provision for Income Taxes
Our provision for income taxes on continuing operations was approximately $1.8 million and $4.3 million for the years ended June 30, 2013 and 2012, respectively. Our effective tax rate was 34.1% and 47.4% for the year ended June 30, 2013 and 2012, respectively.  The Company's effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials. The difference in the effective tax rate for June 30, 2013 compared to June 30, 2012 is primarily the result of the reversal of a deferred tax liability related to foreign currency translation difference and the impact of the change in state tax rate due to state law changes.
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
Income (loss) from Discontinued Operations
On September 13, 2012, the Company completed the sale of its Stamps division. The results of operations of the Stamps division are presented as discontinued operations for all periods presented in the consolidated financial statements. See Note 3 of the accompanying notes to consolidated financial statements. Income (loss) from discontinued operations decreased $0.4 million to $(0.1) million in 2013 from $0.3 million in 2012.

Non-controlling Interests
Net income attributable to non-controlling interests decreased $1.1 million, or 112.6%, to $0.1 million in 2013 from $1.0 million in 2012. The change was primarily due to decreased net losses attributable to the non-controlling interest in Stacks-Bowers Numismatics, LLC and Calzona Ventures, LLC, which was partially offset by lower profits in our A-Mark subsidiary, as well as the impact of the repurchase of the non-controlling interest in Auctentia during the first quarter of 2013, and 49% non-controlling interest in Stacks, LLC during the fourth quarter of 2013.
Net Income Attributable to SGI
Net income attributable to SGI decreased $0.7 million, or 17.1%, to $3.4 million in 2013 from $4.1 million in 2012. The decrease is due primarily to foreign exchange and collectible losses offset by an increase in net trading income.
Earnings per Share
For the year ended June 30, 2013, basic and diluted earnings per share from continuing operations remained consistent at $0.11, however, basic and diluted earnings per share from net income decreased from $0.12 to $0.11.
Trading Operations
The operating results of our Trading segment for the years ended June 30, 2013 and 2012 are as follows:

		% of		% of	$	%
In thousands	2013	revenue	2012	revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$7,223,750	100.00%	$7,769,792	100.00%	$(546,042)	(7.03)%
Gross profit	31,079	0.43	26,820	0.35	4,259	15.88
General and administrative expenses	2,770	0.04	5,781	0.07	(3,011)	(52.08)
Salaries and wages	10,208	0.14	9,774	0.13	434	4.44
Depreciation and amortization	824	0.01	734	0.01	90	12.26
Operating income	$17,277	0.24%	$10,531	0.14%	$6,746	64.06%
_______________
NM — not meaningful

Trading Revenues
Our Trading segment revenues decreased $546.0 million, or 7.0%, to $7.22 billion in 2013 from $7.77 billion in 2012. This decrease was primarily due to a decrease in the average precious metals prices, as well as a decrease in silver ounces sold. This was partially offset by an increase in gold ounces sold.
Gross Profit
Gross profit in our Trading segment for the year ended June 30, 2013 increased by $4.3 million or 15.9%, or a gross profit margin of 0.43%, to $31.1 million from $26.8 million, or a gross profit margin of 0.35% in 2012. Two primary factors contributed to the Company's improvement in gross profit and the gross margin percentage.  The Company's gross profit and profit margin percentage improved as a result of the high level of volatility experienced in the precious metals commodity markets in the fourth quarter of the Company's fiscal year. Additionally, the Company entered in to a number of key distribution contracts and strategic partnerships during 2013 allowing the Company to offer a series of new products.
General and Administrative Expenses
General and administrative expenses in our Trading segment decreased $3.0 million, or 52.1% to $2.8 million in 2013 from $5.8 million in 2012. The decreases are not attributable to any one factor, but, in general, as we experience a slight contraction of our lending and overseas businesses, we see similar decreases in general and administration expenses for marketing, travel, and other administration expenses not directly associated with cost of goods sold. During fiscal 2012, we recorded a $1.0 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. During fiscal 2013 we recorded a reversal of approximately $0.7 million due to the settlement of this account during the second quarter. Refer to notes 5 and 15 to the accompanying consolidated financial statements for further information.
Salaries and Wages
Salaries and wages in our Trading segment increased $0.4 million, or 4.4%, to $10.2 million for the year ended June 30, 2013, from $9.8 million in 2012. The variance was mainly attributable to the cost increase of benefits expenses.
Depreciation and Amortization

Depreciation and amortization expense increased $0.1 million, or 12.3%, to $0.8 million for the year ended June 30, 2013 from $0.7 million in 2012.

Interest Income

Interest income decreased $4.4 million, or 56.9%, to $7.8 million for the year ended June 30, 2013 from $12.2 million in 2012. The decrease was primarily due to the decrease in commodity prices which decreased the gross value of the financing and liquidity services we provide to our customers.

Interest Expense

Interest expense for the year ended June 30, 2013 decreased $0.7 million, or 21.9% to $3.5 million for the year ended June 30, 2013 from $4.2 million in 2012. This decrease related primarily to our decreased usage of our line of credit (the “Credit Facility”).
Collectibles Operations
The revenues in our operations by collectible type for the years ended June 30, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$182,293	100.0%	$193,157	100%	$(10,864)	(5.6)%
Revenues by Collectible Type:
Numismatics	$179,939	98.7%	$188,732	97.7%	$(8,793)	(4.7)%
Wine	2,354	1.3	4,425	2.3	(2,071)	(46.8)
	$182,293	100.0%	$193,157	100.0%	$(10,864)	(5.6)%

Collectibles Revenue
Our Collectible segment revenues decreased by $10.9 million, or 5.6%, to $182.3 million in 2013 from $193.2 million in 2012. This was due primarily to decreased numismatic sales, which was partially offset by strong auction results during the second half of the fiscal year.
The operating results of our Collectibles segment for the years ended June 30, 2013 and 2012 are as follows:

		% of		% of	$	%
in thousands	2013	revenue	2012	revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$182,293	100.0%	$193,157	100.0%	$(10,864)	(5.6)%
Gross profit	19,785	10.9	21,819	11.3	(2,034)	(9.3)
General and administrative expenses	10,784	5.9	14,365	7.4	(3,581)	(24.9)
Salaries and wages	10,984	6.0	13,194	6.8	(2,210)	(16.8)
Depreciation and amortization	1,021	0.6	887	0.5	134	15.1
Goodwill impairment	1,101	0.6	—	—	1,101	NM
Operating income (loss)	$(4,105)	(2.3)%	$(6,627)	(3.4)%	$2,522	(38.1)%
_______________
NM — not meaningful
Gross Profit
Gross profit in our Collectibles segment for the year ended June 30, 2013 decreased $2.0 million, or 9.3% to $19.8 million from $21.8 million in 2012. The main driver of the decrease was sales of a higher percentage of certain lower margin numismatic materials combined with lower total revenues.
General and Administrative Expense
General and administrative expenses in our Collectibles segment decreased $3.6 million, or 24.9%, to $10.8 million in 2013 from $14.4 million in 2012. The decrease is not attributable to any one factor but mainly an overall effort to control cost within the auction business around outside services, travel and entertainment, advertising, and other cost that support the auction business.
Salaries and Wages
Salaries and wages in our Collectibles segment decreased $2.2 million, or 16.8%, to $11.0 million in 2013 from $13.2 million in 2012. The decrease was primarily due to headcount reductions and decreased bonuses and commissions.

Depreciation and Amortization
Depreciation and amortization in our Collectibles segment increased $0.1 million, or 15.1%, to $1.0 million in 2013 from $0.9 million in 2012. The increase was due primarily to completed renovations related to our collectibles retail operations in New York.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following details cash flow components for the years ended June 30, 2013 and 2012:

in thousands	2013	2012

Cash (used in) provided by operating activities — continuing operations	$(1,913)	$26,277
Cash (used in) provided by operating activities — discontinued operations	(2,825)	3,762
Cash (used in) provided by operating activities	$(4,738)	$30,039
Cash used in investing activities — continuing operations	$(1,189)	$(967)
Cash used in investing activities — discontinued operations	(22)	(373)
Cash used in investing activities	(1,211)	(1,340)
Cash provided by (used in) financing activities — continuing operations	$4,466	$(26,604)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of numismatic materials and the timing of our auctions.
Operating activities from continuing operations used $1.9 million in cash for the year ended June 30, 2013 and provided $26.3 million in cash for the year ended June 30, 2012, respectively. Primary uses of cash in our 2013 operating cash flows include the impact of $(24.3) million, $(7.0) million, and $(5.7) million related to changes in inventory, liabilities on borrowed metals from our trading operations, and accounts payables, consignor payables, accrued expenses and other liabilities. These were partially offset by a source of cash of $18.4 million related to changes in receivables and secured loans in our trading operations. Primary sources of cash in 2012 operating cash flows include $1.6 million, $20.1 million, $15.7 million, and $18.0 million associated with changes accounts receivable and consignor advances from our collectibles operations, inventory, liabilities on borrowed metals, increase in accounts payable, consignor payables, accrued expenses, and other liabilities. These sources of cash were partially offset by the use of cash of $(34.5) million due to increase in receivables and secured loans of our Trading operations. Cash flows used in operating activities related to discontinued operations was $2.8 million for the year ended June 30, 2013 compared to cash provided of $3.8 million.
Our investing activities from continuing operations used cash in the year ended June 30, 2013 of $1.2 million and used cash of $1.0 million in the year ended June 30, 2012. A primary source of cash in the year ended June 30, 2013 were $7.8 million from the sale of our Stamps division, reduced by $2.7 million in capital expenditures, primarily for property and equipment for our new ERP system, our $2.25 million cash expenditure due to the 49% Stacks LLC minority interest repurchase, and $3.9 million of cash transferred related to the sale of our Stamps division. Our investing activities from continuing operations in the year ended June 30, 2012 used cash of $1.0 million, which was primarily the investment of $2.6 million of property and equipment for our new McGaw headquarters, offset by the maturity of short-term certificates of deposits and sale of marketable securities during the period of $1.1 million. Cash flows used in investing activities related to discontinued operations was $0.02 million during the year ended June 30, 2013 compared to $0.37 million during the year ended June 30, 2012. These cash flows are associated with the disposition of the remaining assets of Greg Martin Auctions, Inc and our Stamps division.
Our financing activities provided $4.5 million for the year ended June 30, 2013 and used $26.6 million for 2012. Net borrowings of $8.2 million under our lines of credit for the year ended June 30, 2013 compared to net repayments of $42.2 million in 2012. During the year ended June 30, 2013, we entered into a $23.0 million obligation under product financing arrangement representing the amount we may repurchase from our customer under the agreement. We also received $25.1 million from the issuance of common stock related to our redemption transaction offset by $51.2 million of repurchase and retirement of Afinsa and Auctentia common stock. Our financing activities used $26.6 million for the year ended June 30, 2012. During June 30, 2012, we entered into a $15.6 million obligation under product financing arrangement representing the amount we may repurchase from our customer under the agreement.

Liability on Borrowed Metals

The Company borrows precious metals from its suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. The Company's inventories included borrowed metals with market values totaling $20.1 million and $27.1 million as of June 30, 2013 and at June 30, 2012, respectively. Certain of these metals are secured by letters of credit issued under a borrowing facility ("Trading Credit Facility") which totaled $9.0 million and $7.0 million at June 30, 2013 and at June 30, 2012, respectively.

Obligation Under Product Financing Agreement

A-Mark entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted under this agreement and the Company is allowed to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly interest as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under Product Financing Obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of precious metals sold. Such obligation totaled $38.6 million and $15.6 million as of June 30, 2013 and June 30, 2012, respectively.

Lines of Credit
A-Mark's Trading Credit Facility is with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of June 30, 2013, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.19% and 0.24% as of June 30, 2013 and June 30, 2012, respectively. Borrowings are due on demand and totaled $95.0 million and $91.0 million for lines of credit at June 30, 2013 and at June 30, 2012, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $66.0 million and $65.0 million at June 30, 2013 and June 30, 2012, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at June 30, 2013 were $44.8 million and $65.1 million, respectively. Our ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

We and our wholly-owned numismatic subsidiaries, SNI, B&M, and Stack's-Bowers Numismatics, LLC (collectively "SBN"), have a borrowing facility with a lender, providing for a line-of-credit (the “Collectibles Credit Facility”) up to a maximum of $5.0 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SBN, and are further guaranteed by us. Our obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate, which is subject to change), plus a margin.

Separately, A-Mark has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of June 30, 2013, the total amount borrowed with this lender was $23.0 million, which consisted of $18.0 million by A-Mark and $5.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of June 30, 2013 were zero. As of June 30, 2012, the total amount borrowed was $18.0 million, zero by SNI and $18.0 million by A-Mark.

CONTRACTUAL OBLIGATIONS, CONTINGENT LIABILITIES, and COMMITMENTS

As of June 30, 2013, we have known cash commitments over the next several years as follows:

	Payment due by period
			2 to 3	3 to 4	4 to 5	5 years and
in thousands	Total	1 year	years	years	years	thereafter
Borrowings:
Trading	$95,000	$95,000	$—	$—	$—	$—
Collectibles	5,857	5,857	—	—	—	—
Mortgage note payable	6,244	142	6,102	—	—	—
Other note payable	131	131	—	—	—	—
Lease obligations:
Operating	3,002	1,174	781	594	175	278
Capital	930	217	231	245	213	24
Auction sponsorship obligations	2,130	765	172	180	188	825
Total	$113,294	$103,286	$7,286	$1,019	$576	$1,127

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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5, 9 and 12 to the accompanying consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the consolidated statements of operations for the years ended June 30, 2013 and 2012 were $(66.6) million and $39.8 million, respectively.
At June 30, 2013 and 2012, we had the following outstanding purchase and sale commitments commitments:

(in thousands)	June 30, 2013	June 30, 2012

Purchase commitments	461,883	392,308
Sales commitments	(272,044)	(140,824)
Open forward contracts	84,999	59,659
Open futures contracts	171,272	244,954
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2013 are scheduled to settle within 30 days.
We are exposed to the risk of failure of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At June 30, 2013, we believe our risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

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

Revenue Recognition

Trading Segment. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The Company records sales of precious metals upon the transfer of title, which occurs upon receipt by customer. The Company records revenues from its metal assaying and melting services after the related services are completed and the effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivatives at the trade date with corresponding unrealized gains or losses which are reflected in the cost of precious metals sold in the consolidated statements of operations. The Company adjusts the carrying value of the derivatives to fair value on a daily basis until the transactions are physically settled. Sales are recognized in the consolidated statements of operations.

Collectibles Segment. Our Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.

Auction Sales. In our role as auctioneer, we function as an agent accepting properties on consignment from our selling clients. We sell properties as an agent of the consignors, billing the buyers for properties purchased, receiving payments from the buyers, and remitting to the consignors the consignors' portion of the buyers' payments after deducting our commissions, expenses, applicable taxes and advances. Throughout this process, we do not take title to the properties consigned to us and risk of loss transfers from the consignor directly to the buyer of properties purchased. Our commissions include those earned from the buyers (“buyers' premium revenue”) and those earned from the consignors (“sellers' commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction.

The Company currently recognizes revenue as follows:

1.
For auctions of consigned product, revenue is recognized upon delivery of the related service elements. The first service element in the auction of consigned product consists of cataloging, appraising, preparation and performance of the auction. Revenue related to this element is recognized upon completion of the auction. The second service element relates to the processing, packaging and delivery of the sold consigned product and the collection of the sales consideration on behalf of the consignor. Revenue related to this element is recognized upon cash receipt from the purchaser, and coincides with delivery of the consigned product to the purchaser. Since each delivered service element has standalone value to the customer and delivery or performance of any undelivered service elements is probable, revenue is allocated to each separate unit of accounting based on the relative selling price of the element as a result of the lack of reliable vendor specific objective evidence or third-party evidence of the selling price. Significant inputs in determining the selling price of each service element included time employees spent working on these elements and their cost plus a markup.

2.
For auctions of owned product, revenue is recognized when title of the product passes to the customer which is upon delivery, which, based on Company operational policies, usually occurs when the sales consideration is collected.

3.	For the wholesale sale of owned products, revenue is recognized upon the transfer of title to the customer, which occurs upon delivery.

We do not provide guarantees with respect to the authenticity of property offered for sale at our live auctions; however we do authenticate the materials sold via our internet auctions. All property presented for sale at live auction is sold as genuine and as described by us in our auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and us), we refund the purchase price if returned within a specified time period. Historically, returns have not been material and we sell large collections on an “as is” basis.

Private Treaty Sales. We engage in private treaty sales of both consigned property and sales of owned inventory to third parties (merchant/dealer relationships and direct to consumer sales). Private treaty sales of consigned property occur when an owner of property arranges with us to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for us, or we may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. We do not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. We recognize private treaty sales of consigned property at an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commissions earned and are recognized upon delivery of property sold, which occurs upon cash receipt. We recognize private treaty sales of owned property upon receipt of cash, which occurs upon delivery of the property.

Inventories
Trading Inventories

Our Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of June 30, 2013 and 2012 totaled $1.8 million for both years, respectively. For the years ended June 30, 2013 and 2012, the unrealized (losses)/gains resulting from the differences between market value and cost of physical inventories totaled $0.9 million and $(2.1) million respectively. These unrealized (losses)/gains are recorded within cost of products sold in the accompanying consolidated statements of income. Such gains are generally offset by the results of hedging transactions, which have been reflected as net (gain) loss on derivative instruments, which is a component of cost of products sold in the consolidated statements of operations.

Our Trading segment's inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. Corresponding obligations related to Liabilities on Borrowed Metals are reflected on the consolidated balance sheets. The Company mitigates market risk of its physical inventories through commodity hedge transactions (See Note 12).

Our Trading segment's inventories also include amounts for obligations under product financing agreement. A-Mark entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted under this agreement and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly interest as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under Product Financing Obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of precious metals sold. Such obligation totaled $38.6 million and $15.6 million as of June 30, 2013 and 2012, respectively.

Our Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers at June 30, 2013 and June 30, 2012 totaled $2.6 million and $21.9 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

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

Goodwill and Other Purchased Intangible Assets

We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU 2011-08 and 2011-02, we performed a Step 0 assessment on our goodwill of A-Mark totaling $4.9 million, and determined no impairment was necessary. In the performance of our Step 1 analysis of Stack's-Bowers Numismatics, LLC's ("SBN") goodwill, we determined that the carrying amount of the reporting unit exceeded its fair value. Therefore, we performed a Step 2 analysis where we compared the carrying value of SBN to the fair value of its assets and liabilities as if SBN was acquired in a business combination. As a result, the carrying amount of SBN's goodwill exceeded the implied fair value of its goodwill, and we recorded a goodwill impairment charge of $1.1 million. There were no other impairment charges to the Company's goodwill and purchased intangibles during the fiscal years ended June 30, 2013 or 2012.

We utilize the discounted cash flow method to determine the fair value of our SBN reporting unit. In calculating the implied fair value of the reporting unit's goodwill, the present value of the reporting unit's expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit's expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. In calculating the implied value of the Company's trade names, the Company uses the present value of the relief from royalty method.

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

The Company accounts for uncertainty in income taxes under the provisions of Topic 740 of the ASC. These provisions clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements, and prescribe a recognition threshold and measurement criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions also provide guidance on de-recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes on the consolidated statements of income. Please refer to Note 10 for further discussion regarding these provisions.

Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of the net deferred tax assets will not be realized. The factors used to assess the likelihood of realization include the Company's forecast of the reversal of temporary differences, future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets. Failure to achieve forecasted taxable income in applicable tax jurisdictions could affect the ultimate realization of deferred tax assets and could result in an increase in the Company's effective tax rate on future earnings.

Based on the Company’s assessment, with the exception of foreign tax credits, Spanish net operating losses, and certain state and capital loss carryovers, it appears more likely than not that the net deferred tax assets will be realized through future taxable income. Accordingly, a valuation allowance has been established against the foreign tax credits, Spanish net operating losses, and certain state and capital loss carryovers; however, no valuation allowance has been established against any of the remaining deferred tax assets. The Company will continue to assess the need for a valuation allowance in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles - Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset unless it is more likely than not that the asset is impaired. The ASU, which applies to all entities, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this guidance in the third quarter of fiscal year 2012, as allowed by the early adoption provisions within the guidance. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments are effective for annual and interim periods beginning on or after January 1, 2013. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations. However, in its adoption, the Company has provided the proscribed supplemental disclosures (see Note 2, Summary of Significant Accounting Policies).

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income, the objective of which is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, requiring that all non-owner changes in stockholder's equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except as it pertains to reclassifications out of accumulated other comprehensive income. The FASB has deferred such changes in Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which was issued in December 2011. The adoption of the accounting principles in these updates did not have a material impact on the Company's consolidated financial position or results of operations. The FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to address concerns raised in the initial issuance of ASU 2011-05, Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement.  With the issuance of ASU 2013-02 entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	For AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company is currently evaluating the provisions of ASU 2013-02 and does not expect this update to have a material impact on its consolidated financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Not applicable for smaller reporting companies

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SPECTRUM GROUP INTERNATIONAL, INC.
FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Spectrum Group International, Inc.:
We have audited the accompanying consolidated balance sheet of Spectrum Group International, Inc. and subsidiaries as of June 30, 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spectrum Group International, Inc. and subsidiaries as of June 30, 2013, and the consolidated results of their operations and their cash flows for the year ended June 30, 2013, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
Irvine, California
October 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Spectrum Group International, Inc.

We have audited the accompanying consolidated balance sheet of Spectrum Group International, Inc. (the “Company”) as of June 30, 2012, and the related statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit. We did not audit the combined financial statements of the European Operations of Spectrum Group International, Inc. (the “European Operations”). Such European Operations comprised approximately $14,877,000 or 4% of total assets as of June 30, 2012 and $27,000 or 0% of total revenues and $(79,000) or 0% of gross profit for the year then ended. The combined financial statements of the European Operations were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the European Operations, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Spectrum Group International, Inc. as of June 30, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA LLP

Costa Mesa, California

September 27, 2012, except for Note 3, as to which the date is October 15, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders:
Spectrum Group International, Inc.

We have audited the combined balance sheets of the European Operations of Spectrum Group International, Inc. (as defined in Note 1, the “Companies”) as of June 30, 2012, and the related combined statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years then ended. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of the Companies included in the European Operations of Spectrum Group International, Inc. as of June 30, 2012, and the results of operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Fabregas/Mercade

Barcelona, Spain

September 27, 2012 except for Note 3, as to which the date is October 15, 2013

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands except per share data)

	June 30,	June 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$23,643	$25,305
Receivables and secured loans, net — trading operations	109,696	127,380
Accounts receivable and consignor advances, net — collectibles operations	12,347	20,428
Inventory, net	188,253	164,780
Prepaid expenses and other assets	2,306	2,770
Deferred tax assets	3,630	13,192
Current assets of discontinued operations	—	8,273
Total current assets	339,875	362,128
Property and equipment, net	13,908	11,710
Goodwill	4,884	5,986
Other purchased intangibles, net	6,317	7,157
Restricted cash	602	550
Income tax receivables	1,836	2,637
Deferred tax assets — non-current	3,387	1,207
Other assets	566	941
Non-current assets of discontinued operations	—	1,895
Total assets	$371,375	$394,211
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$95,839	$102,103
Liability on borrowed metals	20,117	27,076
Obligation under product financing arrangement	38,554	15,576
Accrued expenses and other current liabilities	10,693	9,920
Income taxes payable	6,364	17,860
Lines of credit	100,857	92,669
Debt obligations, current portion	161	154
Current liabilities of discontinued operations	—	8,224
Total current liabilities	272,585	273,582
Long term tax liabilities	9,322	8,010
Debt obligations, net of current portion	8,788	6,574
Other long-term liabilities	1,888	168
Total liabilities	292,583	288,334
Commitments and contingencies
Redeemable non-controlling interest, VIE	160	124
Stockholders’ equity:
Preferred stock, $.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $.01 par value, authorized 40,000 shares; issued and outstanding: 30,909 and 32,723 at June 30, 2013 and 2012, respectively	309	327
Additional paid-in capital	206,655	242,418
Accumulated other comprehensive income	6,605	6,389
Accumulated deficit	(134,937)	(156,777)
Total Spectrum Group International, Inc. stockholders’ equity	78,632	92,357
Non-controlling interest, SBN	—	13,396
Total stockholders’ equity	78,632	105,753
Total liabilities, redeemable non-controlling interest and stockholders’ equity	$371,375	$394,211

See accompanying notes to Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended
	June 30, 2013	June 30, 2012
Revenues:
Sales of precious metals	$7,223,750	$7,769,792
Collectibles revenues:
Sales of inventory	164,733	172,610
Auction services	17,560	20,547
Total revenues	7,406,043	7,962,949
Cost of sales:
Cost of precious metals sold	7,192,672	7,742,972
Cost of collectibles sold	156,803	165,778
Auction services expense	5,705	5,560
Total cost of sales	7,355,180	7,914,310
Gross profit	50,863	48,639
Operating expenses:
General and administrative	19,649	24,719
Salaries and wages	25,572	25,892
Depreciation and amortization	2,226	1,812
Goodwill impairment	1,102	—
Total operating expenses	48,549	52,423
Operating income (loss)	2,314	(3,784)
Interest and other income (expense):
Interest income	8,357	12,624
Interest expense	(4,404)	(4,939)
Other income (expense), net	368	988
Unrealized gain (loss) on foreign exchange	(1,496)	4,196
Total interest and other income (expense)	2,825	12,869
Income from continuing operations before provision for income taxes	5,139	9,085
Provision for income taxes	1,754	4,302
Income from continuing operations	3,385	4,783
Income (loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	(139)	258
Net income	3,246	5,041
Less: net loss (income) attributable to the non-controlling interests	123	(979)
Net income attributable to Spectrum Group International, Inc.	$3,369	$4,062
Basic and diluted income(loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$0.11	$0.11
Basic - discontinued operations	$—	$0.01
Diluted - continuing operations	$0.11	$0.11
Diluted - discontinued operations	$—	$0.01
Basic - net income	$0.11	$0.12
Diluted - net income	$0.11	$0.12
Weighted average shares outstanding
Basic	31,150	32,678
Diluted	31,433	32,865

See accompanying notes to Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended
	June 30, 2013	June 30, 2012 (1)

Net income	$3,246	$5,041
Other comprehensive income (loss) before tax:
Foreign currency translation adjustments	1,338	(4,371)
Other comprehensive income (loss) before tax	1,338	(4,371)
Income tax expense (benefit) related to components of other comprehensive income from continuing operations	494	(1,410)
Other comprehensive income, net of tax, from continuing operations	4,090	2,080
Foreign currency translation adjustments, net of tax, from discontinued operations	395	(517)
Total comprehensive income	4,485	1,563
Less: Comprehensive loss (income) attributable to non-controlling interest	123	(979)
Comprehensive income attributable to Spectrum Group International, Inc.	$4,608	$584

(1) Adjusted to reflect discontinued operations. See note 3 of the notes to Consolidated Financial Statements.

See accompanying notes to Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests (1)	Total Stockholders’ Equity
Balance, June 30, 2011	32,537	$325	$241,917	$9,867	$(160,838)	$91,271	$12,352	$103,623
Net income attributable to SGI	—	—	—	—	4,062	4,062	1,050	5,112
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	(3,478)	—	(3,478)	—	(3,478)
Share based compensation	—	—	542	—	—	542	—	542
Issuance of common stock for restricted stock grants	183	2	(2)	—	—	—	—	—
Exercise of stock options	3	—	5	—	—	5	—	5
Allocation to non-controlling interest	—	—	(45)	—	—	(45)	—	(45)
Final distribution to Winter's Game Bullion non-controlling interest	—	—	—	—	—	—	(6)	(6)
Others	—	—	1	—	(1)	—	—	—
Balance, June 30, 2012	32,723	327	242,418	6,389	(156,777)	92,357	13,396	105,753
Net income(loss) attributable to SGI	—	—	—	—	3,369	3,369	(159)	3,210
Change in cumulative foreign currency translation adjustment, net of tax	—	—	—	1,239	—	1,239	—	1,239
Taxes paid in exchange for cancellation of restricted stock	(4)	—	—	—	—	—	—	—
Share based compensation	—	—	1,176	—	—	1,176	—	1,176
Issuance of common stock for restricted stock grants	441	4	(4)	—	—	—	—	—
Exercise of stock options	50	1	104	—	—	105	—	105
Repurchase of restricted stock units	—	—	(1)	—	—	(1)	—	(1)
Repurchase of common stock	(124)	(1)	(246)	—	—	(247)	—	(247)
Sale of stamps business	—	—	(7,192)	(1,023)	7,394	(821)	—	(821)
Retirement of repurchased Afinsa and Auctentia common stock and interest in Spectrum Precious Metals, Inc.	(15,608)	(156)	(51,022)	—	11,272	(39,906)	(11,271)	(51,177)
Issuance of common stock	13,431	134	25,011	—	—	25,145	—	25,145
Repurchase of minority interest and estimated fair value of earn-out contingency	—	—	(3,783)	—	—	(3,783)	(1,966)	(5,749)
Other	—	—	—	—	(1)	(1)	—	(1)
Restricted capital of foreign subsidiary	—	—	194	—	(194)	—	—	—
Balance, June 30, 2013	30,909	$309	$206,655	$6,605	$(134,937)	$78,632	$—	$78,632

(1) Net income(loss) attributable to non-controlling interests for the years ended June 30, 2013 and 2012, respectively excludes $36,000 and $(71,000) relating to redeemable non-controlling interests which are reflected in temporary equity as of June 30, 2013 and 2012.

See accompanying notes to Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$3,246	$5,041
Income(Loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	139	(258)
Income from continuing operations	3,385	4,783
Adjustments to reconcile income from continuing operations to net cash provided by (used in) operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	1,496	(4,196)
Depreciation and amortization	2,226	1,812
Impairment of intangible assets	1,102	—
Provision for bad debts	(396)	1,171
Provision for inventory write downs	835	517
Share based compensation	1,176	542
Loss on abandonment of property and equipment	52	75
Changes in assets and liabilities:
Receivables and secured loans - trading	18,394	(34,501)
Accounts receivable and consignor advances - collectibles	7,853	1,605
Inventory	(24,302)	20,137
Prepaid expenses and other assets	852	(241)
Liabilities on borrowed metals	(6,959)	15,692
Accounts payable, consignor payables, accrued expenses and other liabilities	(5,697)	17,987
Income taxes receivable/payable	(9,527)	16,205
Deferred taxes and other long-term tax liabilities	7,597	(14,555)
Accrued litigation settlement	—	(756)
Net cash (used in) provided by operating activities — continuing operations	(1,913)	26,277
Net cash (used in) provided by operating activities — discontinued operations	(2,825)	3,762
Net cash (used in) provided by operating activities	(4,738)	30,039
Cash flows from investing activities:
Capital expenditures for property and equipment	(2,702)	(2,606)
Purchase of non-controlling interest	(2,250)	—
Maturity of short term investments	—	1,068
Change in restricted cash	(52)	571
Cash transferred related to disposition of business	(3,935)	—
Proceeds related to disposition of business	7,750	—
Net cash (used in) investing activities — continuing operations	(1,189)	(967)
Net cash (used in) investing activities — discontinued operations	(22)	(373)
Net cash (used in) investing activities	(1,211)	(1,340)
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	8,188	(42,222)
Repayments on notes payable	(524)	(107)
Obligation under product financing arrangement	22,978	15,576
Issuance of common stock	25,145	—
Repurchase/retirement of Afinsa and Auctentia common stock	(51,178)	—
Repurchase of common stock	(247)	—
Contribution from non-controlling interest	—	150
Distributions paid to non-controlling interest	—	(6)
Repurchase of restricted stock	(1)	—
Proceeds from exercise of stock options	105	5
Net cash provided by (used in) financing activities — continuing operations	4,466	(26,604)
Net cash provided by (used in) financing activities — discontinued operations	—	—
Net cash provided by (used in) financing activities	4,466	(26,604)
Effects of exchange rate changes on cash	(179)	(971)
Net (decrease)increase in cash and cash equivalents	(1,662)	1,124
Cash and cash equivalents, beginning of period	25,305	24,181
Cash and cash equivalents, end of period	$23,643	$25,305
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$3,689	$4,530
Income taxes	$3,509	$2,898
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$910	$—
Acquisition of Stack's minority interest	$2,650	$—
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

Consolidated Joint Ventures
Our consolidated financial statements also include the financial results of Calzona Ventures, LLC ("Calzona"). Based on our contractual arrangements with the members of Calzona, we have determined that Calzona is a variable interest entity, or VIE, for which we are the primary beneficiary and are required to consolidate in accordance with Accounting Standards Codification, or ASC, subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite our lack of greater than 50% member interest ownership, there exists a parent-subsidiary relationship between SGI and Calzona, whereby through contractual arrangements, the member interest holders of Calzona have effectively assigned all of their voting rights underlying their member interest in Calzona to us. In addition, through these agreements, we have the ability and intention to absorb all of the expected losses of Calzona (Note 14).
Business Segments
Trading Segment

The Company's trading business is conducted through A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, consignment, hedging and various customized financial programs. At June 30, 2012, the Company owned 80% of A-Mark through its 80% ownership interest in Spectrum PMI, Inc. (“SPMI”), which owns all of the common stock of A-Mark. The remaining 20% of SPMI was owned by Auctentia, S.L. (“Auctentia”), a wholly owned subsidiary of Afinsa Bienes Tangibles, S.A. En Liquidacion (“Afinsa”), which, together with Auctentia, owned approximately 57% of the Company's outstanding common stock at June 30, 2012.

On September 25, 2012, the Company purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia were reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, the Company repurchased all of Auctentia's interest in Spectrum PMI, Inc.

A-Mark has a wholly owned subsidiary, Collateral Finance Corporation ("CFC"). Through CFC, a licensed California Finance Lender, A-Mark offers loans on precious metals and rare coins and other collectibles collateral to coin dealers, collectors and investors.

A-Mark has a wholly owned subsidiary, A-Mark Trading AG, ("AMTAG"). AMTAG promotes A-Mark bullion products in Central and Eastern Europe.

A-Mark has a wholly owned subsidiary, Transcontinental Depository Services, ("TDS"). TDS offers worldwide storage solutions to institutions, dealers and consumers.

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

Discontinued Operations
In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of the European Operation, John Bull and Greg Martin Auctions are now presented as discontinued operations in the consolidated financial statements through the date of dissolution, as applicable (Note 3).

Stamps Division
On September 13, 2012, the Company completed the sale of its Stamps division for approximately $7.8 million and recognized a gain on sale of $0.02 million (Note 3).
Reclassifications
Certain previously reported amounts have been reclassified to conform to the 2013 consolidated financial statement presentation.

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

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk vary based on the business segment. Both segments are subject to the risks associated with holding cash and cash equivalents. Cash and cash equivalents are maintained with several financial institutions and, at times, balances may exceed federally insured limits. All of the Company's non-interest bearing balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Beginning in calendar 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may exceed federally insured limits.

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

In limited situations, trade credit is extended in the sale of consigned products. When consigned goods are delivered to purchasers prior to the receipt of payments, the Company may be deemed to have assumed risk of loss associated with the trade credit, and the responsibility of collections from the purchasers. Losses to date under these situations have not been material. The terms and provisions of the Company's auctions and consignment agreements do not require the Company to extend such credit and obligate the Company to pay the consignors only after the Company has received payments from the purchasers.

Cash Equivalents
The Company considers all highly liquid investments with remaining maturities of three months or less, when purchased, to be cash equivalents.

Restricted Cash
During the fourth quarter of fiscal 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1.1 million of cash in escrow consisting of $0.8 million for building improvements and a leasing reserve totaling $0.3 million. As of June 30, 2013, the Company had remaining restricted cash of $0.6 million, consisting of $0.2 million for building improvements and $0.4 million for leasing reserve. During the year ended June 30, 2013, the Company spent $16,500 and added $35,200 of restricted cash for building improvements. As of June 30, 2012, the Company had remaining restricted cash of $0.6 million, consisting of $0.3 million for building improvements and $0.3 million for leasing reserve. During the year ended June 30, 2012, the Company spent $0.5 million and added $0.03 million of restricted cash for building improvements.

Short-Term Investments
Short-term investments represent uninsured bank notes with maturities greater than 90 days held by the Company's European Operations. The Company's short-term investments are carried at lower of cost or market.

Inventories
Trading Inventories

Inventories principally include bullion and bullion coins and are stated at published market values plus purchase premiums paid by the Company on acquisition of the metal. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 12). Market risk gains (losses) are generally offset by the results of hedging transactions, which have been reflected as net (gain) loss on derivative instruments, which is a component of Cost of precious metals sold in the Consolidated statements of operations. Inventories included amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash, and the corresponding obligations related to Liabilities on borrowed metals are reflected on the Consolidated balance sheets. The Company mitigates market risk of its physical inventories through commodity hedge transactions.

The Company periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metals loaned. Such metal inventories are removed at the time the customers elect to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventories loaned under consignment arrangements are secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

Inventory includes amounts for obligations under product financing agreement. A-Mark entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted under this agreement and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly interest as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under Product Financing Obligation. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of Cost of precious metals sold.

Collectibles Inventories

The Collectibles segment's inventories are stated at the lower of cost or management's estimate of net realizable value, and are accounted for under the specific identification method in which the value is calculated based on a detailed physical count of the inventory and the cost on the purchase date. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. On a quarterly basis, the Company reviews the age and turnover of its inventory to determine whether any inventory has declined in value, and incurs a charge to operations for such declines. The Company records write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on inventory aging depending on the category and type of inventory (where such percentages are supported by historical experience). If actual market conditions are less favorable than those projected by management and the Company's estimates prove to be inaccurate, additional write-downs or adjustments may be required.

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

Derivative Financial Instruments
The Company’s inventory, purchase and sale commitments transactions consist of precious metals bearing products. The value of these assets and liabilities is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of our commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balance of the Company derivative instruments are reported on Note 12.

Commodity futures and forward contract transactions are recorded at fair value on the trade date.

Open futures and forward contracts are reflected in receivables or payables in the consolidated balance sheet as the difference between the original contract value and the market value; or at fair value. The change in unrealized gain (loss) on open contracts from one period to the next is reflected in net (gain) loss on derivative instruments, which is a component of Cost of precious metals sold in the Consolidated statements of operations.

Net (gain) loss on derivative instruments, which is included in the cost of sales, includes amounts recorded on the Company's outstanding metals forwards and futures contracts and on open physical purchase and sale commitments. The Company records changes in the market value of its metals forwards and futures contracts as income or loss, the effect of which is to offset changes in market values of the underlying metals positions.

The Company records the difference between market value and trade value of the underlying commodity contracts as a derivative asset or liability, as well as recording an unrealized gain or loss on derivative instruments in the Company's consolidated statements of operations. During the year ended June 30, 2013, the Company recorded a net unrealized loss on open future commodity and forward contracts and open purchase and sale commitments of $28.2 million and a net realized loss on future commodity contracts of $38.4 million. During the year ended June 30, 2012, the Company recorded a net unrealized loss on open future commodity and forward contracts and open purchase and sale commitments of $35.8 million and a net realized gain on future commodity contracts of $75.5 million.

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

Goodwill and Other Purchased Intangible Assets
We evaluate goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. We may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. In accordance with ASU 2011-08 and 2011-02, we performed a Step 0 assessment on our goodwill of A-Mark totaling $4.9 million, and determined no impairment was necessary. In the performance of our Step 1 analysis of Stack's-Bowers Numismatics, LLC's ("SBN") goodwill, we determined that the carrying amount of the reporting unit exceeded its fair value. Therefore, we performed a Step 2 analysis where we compared the carrying value of SBN to the fair value of its assets and liabilities as if SBN was acquired in a business combination. As a result, the carrying amount of SBN's goodwill exceeded the implied fair value of its goodwill, and we recorded a goodwill impairment charge of $1.1 million. There were no other impairment charges to the Company's goodwill and purchased intangibles during the fiscal years ended June 30, 2013 or 2012.

We utilize the discounted cash flow method to determine the fair value of our SBN reporting unit. In calculating the implied fair value of the reporting unit's goodwill, the present value of the reporting unit's expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit's expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. In calculating the implied value of the Company's trade names, the Company uses the present value of the relief from royalty method.

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

Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the years ended June 30, 2013 and 2012, no impairment of long-lived assets was identified.

Consolidated Joint Ventures
The Company includes in its consolidated financial statements the results of operations and financial position of joint ventures which are variable interest entities in which the Company or its wholly-owned subsidiary are the primary beneficiaries (Note 14). The joint ventures consist of Calzona Ventures, LLC.

In determining that the Company or its subsidiaries is the primary beneficiary, the Company evaluated both qualitative and quantitative considerations of the VIE, including, among other things, its capital structure, terms of contracts between the Company and its subsidiaries and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE.

Consignor Advances and Payables
Consignor advances are cash advances on inventory consigned from a third party for sale by the Company at a later date at which time the advance will be deducted from the proceeds due to the consignors if and when such inventory is sold. Consignor advances are short-term in duration and are typically bear interest at prevailing rates. Consignor payables represent amounts due to consignors for the sale of their inventory by the Company. Such amounts do not bear interest.

Revenue Recognition
Trading Segment

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The Company records sales of precious metals upon the transfer of title, which occurs upon receipt by customer. The Company records revenues from its metal assaying and melting services after the related services are completed and the effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivatives at the trade date with corresponding unrealized gains or losses which are reflected in the cost of precious metals sold in the consolidated statements of operations. The Company adjusts the derivatives to fair value on a daily basis until the transactions are physically settled. Sales are recognized in the consolidated statements of operations.

Collectibles Segment

The Company's Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.

Auction Sales

In its role as auctioneer, the Company functions as an agent accepting properties on consignment from its selling clients. The Company sells properties as an agent of the consignors, billing the buyers for properties purchased, receiving payments from the buyers, and remitting to the consignors their portion of the buyers' payments after deducting the Company's commissions, expenses, applicable taxes and advances. Throughout this process, we do not take title to the properties consigned to us and risk of loss transfers from the consignor directly to the buyer of properties purchased. The Company's commissions include those earned from the buyers (“buyers' premium revenue”) and those earned from the consignors

(“sellers' commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction. The Company recognizes revenues, in the manner discussed in the following paragraph, from the buyers' premiums and sellers' commissions upon delivery of property sold at auction for owned property and at the close of the auction for consigned property. Commissions earned for the years ended June 30, 2013 and 2012, totaled $17.6 million and $20.5 million, respectively.

The Company currently recognizes revenue as follows:

1.
For auctions of consigned product, revenue is recognized upon delivery of the related service elements. The first service element in the auction of consigned product consists of cataloging, appraising, preparation and performance of the auction. Revenue related to this element is recognized upon completion of the auction. The second service element relates to the processing, packaging and delivery of the sold consigned product and the collection of the sales consideration on behalf of the consignor. Revenue related to this element is recognized upon cash receipt from the purchaser, and coincides with delivery of the consigned product to the purchaser. Since each delivered service element has standalone value to the customer and delivery or performance of any undelivered service elements is probable, revenue is allocated to each separate unit of accounting based on the relative selling price of the element as a result of the lack of reliable vendor specific objective evidence or third-party evidence of the selling price. Significant inputs in determining the selling price of each service element included time employees spent working on these elements and their cost plus a markup.

2.
For auctions of owned product, revenue is recognized when title of the product passes to the customer which is upon delivery, which, based on Company operational policies, usually occurs when the sales consideration is collected.

3.	For the wholesale sale of owned products, revenue is recognized upon the transfer of title to the customer, which occurs upon delivery.

The Company does not provide guarantees with respect to the authenticity of property offered for sale at its live auctions; however it does authenticate the materials sold via its Internet auctions. All property presented for sale at live auction is sold as genuine and as described by the Company in its auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and the Company), the Company refunds the purchase price if returned within a specified time period. Historically, returns have not been material and the Company sells large collections on an “as is” basis.

Private Treaty Sales

The Company engages in private treaty sales of both consigned property and sales of owned inventory to third parties (merchant/dealer relationships and direct to consumer sales). Private treaty sales of consigned property occur when an owner of property arranges with the Company to sell such consigned property to a third party at a privately negotiated price. In such a transaction, the owner may set selling price parameters for the Company, or the Company may solicit selling prices for the owner, and the owner may reserve the right to reject any selling price. The Company does not guarantee a fixed price to the owner, which would be payable regardless of the actual sales price ultimately received. The Company recognizes private treaty sales of consigned property at an amount equal to a percentage of the sales price. Such amounts of revenue are recorded on a net basis as commissions earned and are recognized upon delivery of property sold, which occurs upon cash receipt. The Company recognizes private treaty sales of owned property upon delivery of the property.

Foreign Currency Translation
Assets and liabilities denominated in foreign currency are translated into U.S. dollars using the exchange rates in effect at the balance sheet date. Statements of operations accounts are translated at the average exchange rates during the year. The impact of exchange rate fluctuations from translation of assets and liabilities is included in accumulated other comprehensive income, a component of stockholders' equity. For the years ended June 30, 2013 and 2012, the Company recorded translation gains and (losses) of $1.2 million and $(3.5) million, respectively, and related tax expense(benefit) of $0.5 million and $(1.4) million.
Gains and losses resulting from other foreign currency transactions are included in interest and other income (expense) in the consolidated statements of operations. For the years ended June 30, 2013 and 2012, the Company recognized unrealized gains (losses) of $(1.5) million and $4.2 million, respectively, on foreign exchange in the consolidated statements of operations in connection with the translation adjustments of Euro denominated loans totaling $31.6 million and $31.2 million at June 30, 2013 and 2012, owed by SGI to certain of its subsidiaries included in its European Operations.
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

Marketing
Marketing, advertising and promotion costs are expensed as incurred. Marketing, advertising and promotion expenses from continuing operations were $2.6 million and $3.6 million, respectively, for the years ended June 30, 2013 and 2012.

Shipping and Handling
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs from continuing operations incurred totaled $5.6 million and $5.6 million for the years ended June 30, 2013 and 2012, respectively, and are included in general and administrative expenses in the consolidated statements of operations.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences of temporary differences between the financial reporting basis and tax basis of the Company's assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when it is more likely than not that all or a portion of the deferred tax assets may not be realized.
The Company estimates its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The total unrecognized tax benefit is $27.1 million; $8.0 million of this amount is presented as an accrued liability in the consolidated balance sheet as of June 30, 2012 and is presented within long-term tax liabilities. The total unrecognized tax benefit is $27.7 million; $9.3 million of this amount is presented as an accrued liability in the consolidated balance sheet as of June 30, 2013 and is presented within long-term tax liabilities.
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
The Company files a consolidated federal income tax return and combined or consolidated state income tax returns in various state jurisdictions. In addition, certain of the Company's subsidiaries file separate income tax returns in various state and foreign jurisdictions.

Recent Accounting Pronouncements
In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles - Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset unless it is more likely than not that the asset is impaired. The ASU, which applies to all entities, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this guidance in the third quarter of fiscal year 2012, as allowed by the early adoption provisions within the guidance. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

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

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income, the objective of which is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, requiring that all non-owner changes in stockholder's equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except as it pertains to reclassifications out of accumulated other comprehensive income. The FASB has deferred such changes in Accounting Standards Update No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which was issued in December 2011. The adoption of the accounting principles in these updates did not have a material impact on the Company's consolidated financial position or results of operations. The FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to address concerns raised in the initial issuance of ASU 2011-05, Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement.  With the issuance of ASU 2013-02 entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company is currently evaluating the provisions of ASU 2013-02 and does not expect this update to have a material impact on its consolidated financial position or results of operations.

3. DISCONTINUED OPERATIONS

Stamps Division
On September 13, 2012, the Company completed the sale of its Stamps division for approximately $7.8 million of which $400,000 is held in escrow. The Company recorded a gain on sale of $17,000 from the transaction. In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of the Stamps division are now presented in the consolidated financial statements as discontinued operations.

The table below presents assets and liabilities of the Stamps Division, which has been presented as discontinued operations as of June 30, 2013 and June 30, 2012:

Assets and liabilities of discontinued operations:

In thousands	June 30, 2013	June 30, 2012
Assets

Current Assets
Accounts receivable and consignor advances, net - collectible operations	$—	$7,270
Inventory, net	—	589
Prepaid expenses and other assets	—	414
Total current assets	—	8,273

Property and equipment, net	—	513
Goodwill	—	1,018
Other purchased intangibles, net	—	225
Other assets	—	139
Total assets	$—	$10,168

Liabilities

Current Liabilities
Accounts payable, customer deposits and consignor payables	$—	$6,004
Accrued expenses and other current liabilities	—	2,046
Income taxes payable	—	174
Total liabilities	$—	$8,224

The following results of operations of the Stamps division and Greg Martin Auctions have been presented as discontinued operations in the consolidated statements of operations.

	Year Ended
in thousands	June 30, 2013	June 30, 2012
Revenues	$185	$11,895
Income (loss) from discontinued operations:
Income (loss) from discontinued operations	(1,080)	456
Income tax (benefit)	(941)	198
Income (loss) from discontinued operations	$(139)	$258

During the years ended June 30, 2013 and June 30, 2012, the tax rate related to the income tax provision from discontinued operations varied from the federal income tax rate primarily as a result of state taxes and foreign rate differential. In addition, during the year ended June 30, 2013, the tax rate was also impacted by the write off of the deferred tax liability for unrepatriated foreign earnings of the subsidiaries that were sold.

4.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the years ended June 30, 2013 and 2012 are listed below:

	Year Ended
	June 30, 2013		June 30, 2012

in thousands	Amount	Percent	Amount	Percent
Total Trading segment revenue	$7,223,750	100.0%	$7,769,792	100.0%
Trading segment customer concentrations
Customer A	$823,756	11.4%	$434,795	5.6%
Customer B	814,207	11.3%	1,796,016	23.1%
Customer C	778,151	10.8%	1,305,876	16.8%
Total	$2,416,114	33.5%	$3,536,687	45.5%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $35.6 million and $39.2 million of secured loans as of June 30, 2013 and 2012, respectively, are listed below:

	June 30, 2013		June 30, 2012

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$58,777	100.0%	$85,921	100.0%
Trading segment customer concentrations
Customer A	$44,185	75.2%	$55,803	64.5%
Customer D	8,593	14.6	7,423	8.6
Total	$52,778	89.8%	$63,226	73.1%
Customers providing 10 percent or more of the Company's Trading segment's secured loans as of June 30, 2013 and 2012, respectively, are listed below:

	June 30, 2013		June 30, 2012

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$35,585	100.0%	$39,201	100.0%
Trading segment customer concentrations
Customer E	$15,800	44.4%	$—	—%
Customer F	3,659	10.3	8,539	21.8
Customer G	—	—%	6,707	17.1%
Total	$19,459	54.7%	$15,246	38.9%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the years ended June 30, 2013 and 2012 and as of June 30, 2013 and 2012, the Collectibles segment had no reportable concentrations.

5.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of June 30, 2013 and June 30, 2012:

in thousands	June 30, 2013	June 30, 2012

Customer trade receivables	$38,154	$58,324
Wholesale trade advances	20,623	15,035
Secured loans	35,585	39,201
Due from M.F. Global, Inc. trustee	—	5,692
Due from other brokers and other	—	6,871
Subtotal	94,362	125,123
Less: allowance for doubtful accounts	(104)	(102)
Less: M.F. Global, Inc. trustee reserve	—	(1,016)
Subtotal	94,258	124,005
Derivative assets — futures contracts	14,967	3,375
Derivative assets — forward contracts	471	—
Receivables and secured loans, net — trading operations	$109,696	$127,380
Customer trade receivables represent short-term, non-interest bearing amounts due from metal sales and are secured by the related metals stored with the Company, a letter of credit issued on behalf of the customer, or other secured interests in assets of the customer.
Wholesale trade advances represent advances of refined materials to customers, secured by unrefined materials received from the customer. These advances are limited to a portion of the unrefined materials received. These advances are unsecured, short-term, non-interest bearing advances made to wholesale metals dealers and government mints.
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of June 30, 2013 and June 30, 2012, the loans carried average effective interest rates of 8.0% and 9.2%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
Until October 31, 2011, A-Mark maintained a segregated commodities account with M.F. Global, Inc. (“MFGI”). A-Mark used this account to enter into future transactions to hedge the risk related to its positions with counterparties and physical inventories. MFGI filed for bankruptcy protection on October 31, 2011. At the time MFGI filed for bankruptcy, A-Mark had $20.3 million in funds held at MFGI of which $14.6 million, or 72%, of A Mark's MFGI Equity was returned to A-Mark in December 2011 pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark filed a claim in the bankruptcy proceedings for the remaining $5.7 million In July 2012, A-Mark received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI, bringing the remaining balance to $4.1 million. On December 31, 2012, A-Mark sold its claim to this balance for $3.8 million . At the time of the sale, the Company had a reserve of $1.0 million for this potential loss. The receipt of proceeds from the sale of the receivable of $3.8 million resulted in a positive impact to the provision for bad debts of $0.7 million.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of June 30, 2013 and June 30, 2012:

in thousands	June 30, 2013	June 30, 2012

Auction and trade	$10,827	$20,138
Secured loan	1,258	—
Derivative assets — future contracts	569	98
Due from brokers	—	368
Subtotal	12,654	20,604
Less: allowance for doubtful accounts	(307)	(176)
Accounts receivable and consignor advances, net — collectibles operations	$12,347	$20,428
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Typically, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and maintains allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of June 30, 2013 and June 30, 2012 is adequate. However, actual write-offs could exceed the recorded allowance.
Activity in the total allowance for doubtful accounts for the Trading and Collectible segments for the years ended June 30, 2013 and 2012 are as follows:

in thousands	June 30, 2013	June 30, 2012

Beginning balance	$1,294	$123
Provision for losses	(396)	1,171
Charge-offs to reserve	(488)	—
Foreign currency exchange rate changes	1	—
Ending balance	$411	$1,294

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
The Company's classes, which align with management reporting, are as follows:

in thousands	June 30, 2013		June 30, 2012

Bullion	$21,993	61.8%	$12,991	33.1%
Collectibles	13,592	38.2%	26,210	66.9%
Total	$35,585	100.0%	$39,201	100.0%

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
There was one impaired loan of $70,000 as of June 30, 2013 and none as of June 30, 2012.
Credit quality of loans
All interest is due and payable within 30 days. A loan is considered past due if interest is not paid in 30 days or collateral calls are not met timely. Loans are considered non performing when customers are in default for any interest past due over 30 days and for unsatisfied collateral calls. When this occurs the loan collateral is typically liquidated within 90 days.

Non-performing loans have the highest probability for credit loss. The allowance for credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, we estimate the current market value of the collateral and consider credit enhancements such as additional collateral and third-party guarantees. Due to the accelerated liquidation terms of the Company's loan portfolio all past due loans are liquidated within 90 days of default.
There was one non-performing loan of $70,000 as of June 30, 2013 and none as of June 30, 2012.
Further information about the Company credit quality indicator includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	June 30, 2013		June 30, 2012

Loan-to-value of 75% or more	$3,764	10.6%	$9,914	25.3%
Loan-to-value of less than 75%	31,821	89.4%	29,287	74.7%
Total	$35,585	100.0%	$39,201	100.0%

No loans have a loan-to-value in excess of 100% at June 30, 2013 and 2012.

6.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of June 30, 2013 and June 30, 2012 was $1.8 million and $1.8 million, respectively. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (Note 12). For the years ended June 30, 2013 and 2012, the unrealized gains(losses) resulting from the difference between market value and cost of physical inventories were $0.9 million and $(2.1) million, respectively. These unrealized gains(losses) are included in Cost of collectibles sold in the accompanying Consolidated statements of operations. Such gains(losses) are generally offset by the results of hedging transactions, which have been reflected as a net gain(loss) on derivative instruments, which is a component of Cost of precious metals sold in the Consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. A corresponding obligation related to metals borrowed is reflected on the consolidated balance sheets for $20.1 million and $27.1 million as of June 30, 2013 and 2012, respectively. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions.
The Trading segment's inventories also include amounts for obligation under a product financing arrangement. The Company entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted under this agreement and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly interest as percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under Obligation Under Product Financing Arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of precious metals sold. Such obligation totaled $38.6 million and $15.6 million as of June 30, 2013 and 2012 respectively (See Note 11).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of June 30, 2013 and 2012 totaled $2.6 million and $21.9 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

The Collectibles segment's inventories are stated at the lower of cost or management's estimate of net realizable value, and are accounted for under the specific identification method in which the value is calculated based on a detailed physical count of the inventory and the cost on the purchase date. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. We review the age and turnover of our inventory quarterly to determine whether any inventory has declined in value, and incur a charge to operations for such declines. We record write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on inventory aging depending on the category and type of inventory (where such percentages are supported by historical experience). If actual market conditions are less favorable than those projected by us and our estimates prove to be inaccurate, additional write-downs or adjustments may be required.
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

Inventories as of June 30, 2013 and 2012 consisted of the following:

in thousands	June 30, 2013	June 30, 2012

Trading	$162,378	$143,464
Collectibles	25,875	21,316
Net inventory	$188,253	$164,780

7.     PROPERTY AND EQUIPMENT

The Company's property and equipment as of June 30, 2013 and 2012, are as follows:

in thousands	June 30, 2013	June 30, 2012
Equipment	$2,082	$1,533
Furniture and fixtures	1,048	1,009
Vehicles	52	52
Software	2,283	1,913
Leasehold improvements	1,691	1,065
Building	3,296	3,296
Building improvements	1,324	1,259
Land	3,954	3,954
Total property and equipment	15,730	14,081
Less: accumulated depreciation and amortization	(3,332)	(2,371)
Construction in progress - ERP system	1,510	—
Property and equipment, net	$13,908	$11,710

Depreciation and amortization of property and equipment for the years ended June 30, 2013 and 2012, was approximately $1.3 million and $1.0 million respectively.

8. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The changes in the carrying values of goodwill by business segment for the years ended June 30, 2013 and 2012 are described below:

in thousands	Trading		Collectibles	Total
Balance as of June 30, 2011
Goodwill	$4,884		$5,386	$10,270
Accumulated impairment losses	—		(4,261)	(4,261)
Goodwill, net as of June 30, 2011	4,884		1,125	6,009
Adjustment to goodwill due to foreign currency exchange rate changes	—		(23)	(23)
Balance as of June 30, 2012		—
Goodwill	$4,884		$5,363	$10,247
Accumulated impairment losses	—		(4,261)	(4,261)
	4,884		1,102	5,986
Goodwill impairment	—		(1,102)	(1,102)
Balance as of June 30, 2013		—
Goodwill	4,884		5,363	10,247
Accumulated impairment losses	—		(5,363)	(5,363)
	$4,884		$—	$4,884
Cumulative goodwill impairment totaled $5.4 million and $4.3 million as of June 30, 2013 and 2012, respectively. During the fiscal year ended June 30, 2013, the Company recorded a goodwill impairment charge of $1.1 million. There were no other impairment charges to the Company's goodwill and purchased intangibles during the fiscal year ended June 30, 2013. The Company had recorded the impairment charge primarily due to the operating loss incurred in SBN and management's evaluation of economic conditions and projected future performance in the business.
Other Purchased Intangible Assets
The carrying value of other purchased intangibles as of June 30, 2013 and 2012 is as described below:

		June 30, 2013				June 30, 2012

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Tradenames	Indefinite	$3,479	$—	$(798)	$2,681	$3,479	$—	$(798)	$2,681
Customer lists	5 - 15	9,057	(5,019)	(419)	3,619	9,057	(4,190)	(419)	4,448
Non-compete and other	4	2,270	(2,253)	—	17	2,270	(2,242)	—	28
Purchased intangibles subject to amortization		11,327	(7,272)	(419)	3,636	11,327	(6,432)	(419)	4,476
		$14,806	$(7,272)	$(1,217)	$6,317	$14,806	$(6,432)	$(1,217)	$7,157

The Company's other purchased intangible assets are subject to amortization except for tradenames, which have an indefinite life. Amortization expense related to the Company's intangible assets for the year ended June 30, 2013 and 2012 was $0.8 million and $0.7 million, respectively. On November 23, 2010, Bowers and Merena Auctions, LLC (“B&M”) purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists.
On January 3, 2011, B&M formed SBN, a Delaware limited liability company with Stack's, a Delaware limited liability company (See Note 20). The results of operations of SBN from January 1, 2011 through June 30, 2011 have been included in the Company's consolidated statements of operations for the year ended June 30, 2012.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,
2014	$683
2015	567
2016	518
2017	479
2018	450
Thereafter	939
Total	$3,636

9.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable and consignor payables consists of the following:

in thousands	June 30, 2013	June 30, 2012

Trade payable to customers and consignor payables	$8,094	$19,171
Advances from customers	31,026	21,368
Liability on deferred revenue	14,985	—
Net liability on margin accounts	6,636	14,842
Due to brokers	4,985	—
Other accounts payable	—	464
Derivative liabilities — open purchases and sales commitments	30,113	45,932
Derivative liabilities — forward contracts	—	326
	$95,839	$102,103

10.	INCOME TAXES

Income from continuing operations before provision for income taxes is shown below:

	Year ended
in thousands	June 30, 2013	June 30, 2012
U.S.	$4,438	$7,778
Foreign	700	1,307
Income from continuing operations before provision for income taxes	$5,138	$9,085

The income tax provision/(benefit) attributable to continuing operations included the following for the years ended June 30, 2013 and 2012:

	Year ended
in thousands	June 30, 2013	June 30, 2012
Current:
Federal	$(7,140)	$15,578
State	413	3,240
Foreign	411	115
Total current tax provision/(benefit)	(6,316)	18,933
Deferred:
Federal	6,527	(11,708)
State	1,543	(2,923)
Total deferred tax provision/(benefit)	8,070	(14,631)
Income tax provision	$1,754	$4,302

The non-current income tax receivable as of June 30, 2013 of $1.8 million represents a $1.2 million carry-back claim for the 2007 taxable year, a $1.5 million carry-back claim for the 2008 taxable year, alternative minimum tax liability of $0.2 million related to the 2010 taxable year, and a balance due of $0.7 million related to the 2011 taxable year. The non-current income tax receivable as of June 30, 2012 of $2.6 million represents a $1.2 million carry-back claim for the 2007 taxable year, a $1.6 million carry-back claim for the 2008 taxable year, and alternative minimum tax liability of $145,000 related to the 2010 taxable year. Management intends to effect the filing of such claims upon completion of the Internal Revenue Service (IRS) examination (discussed below).

Deferred income taxes are provided for differences in the basis of assets and liabilities for financial reporting purposes and tax reporting purposes. Deferred tax assets (liabilities) are comprised of the following as of June 30, 2013 and June 30, 2012:

in thousands	June 30, 2013	June 30, 2012
Deferred tax assets:
Inventories	$305	$409
Unrealized losses on open purchase and sale contracts	11,538	18,503
Stock-based compensation	264	151
Accrued compensation	541	359
Net operating loss carry-forwards	3,758	4,120
Foreign tax credit carry-forwards	4,884	5,050
State tax accrual	2,658	2,700
Investment in partnership	2,349	1,781
Other	637	709
Total deferred tax assets	26,934	33,782
Less: valuation allowances	(8,904)	(8,834)
Net deferred tax assets after valuation allowances	18,030	24,948
Deferred tax liabilities:
Accrued interest	300	641
Fixed assets	691	665
Inventories	368	1,866
Unrealized gains on futures	5,822	1,358
Intangible assets	810	262
Unrepatriated foreign earnings	41	1,616
Withholding tax on foreign earnings	1,040	1,221
Unrealized loss on foreign exchange	—	1,156
Unrealized foreign exchange translation adjustment	1,919	1,764
Other	22	—
Total deferred tax liabilities	11,013	10,549
Net deferred tax assets	$7,017	$14,399

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the years ended June 30, 2013 and June 30, 2012, management concluded that, with the exception of foreign tax credits which require foreign source income to be reported in the US, Spanish net operating losses, and certain state and capital loss carryforwards, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. We based this conclusion on historical and projected operating performance, as well as our expectation that our operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. As a result, the Company's valuation allowance increased by approximately $0.1 million and increased $0.3 million during the years ended June 30, 2013 and 2012 respectively.

We will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. As of June 30, 2013 and 2012, the valuation allowance of approximately $8.9 million and $8.8 million, respectively, was applied to offset gross deferred tax assets that are not more likely than not to be realized based on future expectations of taxable income in the tax jurisdictions within which the deferred tax assets reside and the future likelihood of utilizing foreign tax credit carry-forwards.

As a result of the securities purchase agreement with Afinsa and Auctentia on September 25, 2012, the Company incurred a change of ownership in excess of 50%. Accordingly, the utilization of the foreign tax credits, federal and state net operating losses may be limited under the provision of the Internal Revenue Code. Management has analyzed the impact of this ownership change and does not believe it will impact the Company's ability to use its tax attributes before they expire. See note 13 for discussion of changes in ownership.

As of June 30, 2013, the Company has U.S. state and city net operating loss carry-forwards of approximately $13.7 million, which expire at various periods beginning with the year ending June 30, 2014. The Company has Spanish net operating loss carry-forwards as of June 30, 2013 of approximately $7.8 million, which begin to expire with the year ending June 30, 2021. As of June 30, 2013, the Company has a foreign tax credit carry-forward of approximately $4.9 million that begins to expire during the year ending June 30, 2016.

Under the new California apportionment rules, effective January 1, 2011, taxpayers are able to elect between two different apportionment regimes for determining California-source business income: (1) a new single-sales factor apportionment formula based on market sourcing or (2) the continued use of a double-weighted sales factor apportionment formula based on costs of performance sourcing. For tax years beginning on or after January 1, 2013, taxpayers must use Single Sales apportionment for determining their California-source business income. The Company has considered the impact of this change in computing its current year tax expense.

A reconciliation of the income tax provisions from continuing operations to the amounts computed by applying the statutory federal income tax rate (35%) to the income (loss) before income tax provisions for the years ended June 30, 2013 and 2012, are as below:

	Year ended
in thousands	June 30, 2013	June 30, 2012
Statutory income tax provision/(benefit)	$1,799	$3,180
State and local taxes, net of federal tax benefit	200	497
Foreign taxes at rates different from U.S. rates	(6)	(151)
Deferred tax asset write-offs / adjustments	(1,177)	(706)
Valuation allowance	153	36
Uncertain tax position	380	494
Non-controlling interest in partnership	174	—
Foreign income inclusion	91	360
Disallowed interest	94	187
Compensation limitation	273	190
Prior year state tax true up	(324)	—
Impact of IRS audit adjustment	(293)	—
Other	390	215
Income tax provision/(benefit)	$1,754	$4,302

The comparison of the effective income tax rate between periods is significantly influenced by the level and mix of earnings and losses by taxing jurisdiction, foreign tax rate differentials, the relative impact of permanent book to tax differences, recording of uncertain tax positions, and the recording of a valuation allowance against certain state and foreign deferred tax assets and loss carry-forwards. The Company has determined that all investments in foreign subsidiaries are not intended to be indefinitely reinvested. Accordingly, income taxes have been provided on undistributed earnings of foreign subsidiaries that are not intended to be indefinitely reinvested outside of the U.S. as of June 30, 2013 and June 30, 2012, respectively.

The Company files a consolidated federal income tax return and combined or consolidated state income tax returns in various state jurisdictions. In addition, certain of the Company's subsidiaries file separate income tax returns in various state and foreign jurisdictions.

The June 30, 2013 and 2012 balances reflected as total unrecognized tax benefits are as follows:

in thousands	June 30, 2013	June 30, 2012
Total unrecognized tax benefits
Deferred income taxes - (contra assets, netted against corresponding tax refund receivables)	20,426	20,426
Tax liability for uncertain tax positions	7,254	6,631
Total unrecognized tax benefits	$27,680	$27,057

The following is a reconciliation of the total unrecognized tax benefit at the beginning and end of the period:

	Year ended
in thousands	June 30, 2013	June 30, 2012
Beginning balance	$27,057	$27,012
Increase as a result of tax position taken during the current period	410	45
Increase for tax positions of prior year	213	—
Ending balance	$27,680	$27,057

Included in the balance in unrecognized tax benefits at June 30, 2013 and 2012, respectively, there are $27.7 million and $27.1 million of tax benefits that, if recognized, would affect the effective tax rate.

Interest and penalties recognized in the Company's consolidated statements of operations for the years ended June 30, 2013 and 2012 are $0.7 million and $0.4 million, respectively. Interest and penalties of $2.1 million and $1.4 million are accrued as of June 30, 2013 and 2012, respectively, which are included in long term tax liabilities in the accompanying consolidated balance sheets. Within the long-term tax liabilities as of June 30, 2013 are uncertain tax liabilities of $9.3 million. At June 30, 2012, other long-term tax liabilities included uncertain tax liabilities of $8.0 million. The uncertain tax liabilities include interest and penalties.

Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service (IRS). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004 through 2010 and other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, either examinations have been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. Our Spanish operations are currently under examination as discussed at Note 15. For our remaining foreign operations, either examinations have been completed by the tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2003. As of June 30, 2013 the Company anticipates closing the IRS examination within the next 12 months. Closing the IRS examination would materially impact the amount of unrecognized tax benefits. However, the Company is not able to predict the outcome of the IRS examination at this time.

IRS and New York State Tax Audits
Audits of SGI's tax returns for fiscal 2004 through fiscal 2010 are currently under exam with the IRS. These audits are ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability. In March 2008, the New York State Department of Taxation and Finance began an audit of the Company's tax returns for fiscal 2005, 2006 and 2007. These audits were concluded on June 2, 2011 and the New York State Department of Taxation and Finance accepted the return(s) as filed.

Tax Investigation in Spain
On November 17, 2005, the Spanish tax authorities commenced a tax examination of CdC. This examination, which now covers all periods from fiscal 2003 through fiscal 2006, is ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability.

11.	FINANCING AGREEMENTS

The Company has the following amounts outstanding under financing agreements as of June 30, 2013 and 2012:

in thousands	June 30, 2013	June 30, 2012
Liability on borrowed metals	$20,117	$27,076
Obligation under product financing agreement	$38,554	$15,576
Lines of credit:
Trading credit facility	$95,000	$91,000
Collectibles credit facility	5,000	—
SBN credit facility	857	1,669
Total lines of credit	$100,857	$92,669
Debt obligations:
Note payable for acquired assets, plus accrued interest	$131	$330
Note payable for repurchase of minority interest	2,675	—
Note payable for building, plus accrued interest	6,263	6,398
Earn-out related to Stack's LLC minority interest repurchase	1,063	—
Other liabilities	705	—
Total debt obligations	$10,837	$6,728

Liability on Borrowed Metals
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of precious metals or cash. A-Mark's inventories included borrowed metals with market values totaling $20.1 million and $27.1 million as of June 30, 2013 and 2012, respectively. Certain of these metals are secured by letters of credit issued under the Trading Credit Facility, which totaled $9.0 million and $7.0 million as of June 30, 2013 and 2012, respectively.

Obligation Under Product Financing Agreement
A-Mark entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of precious metals sold in the consolidated statements of operations. Such obligation totaled $38.6 million and $15.6 million as of June 30, 2013 and 2012, respectively.
Lines of Credit
Trading Credit Facility
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of June 30, 2013, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.19% and 0.24% as of June 30, 2013 and 2012, respectively. Borrowings are due on demand and totaled $95.0 million and $91.0 million for lines of credit and $9.0 million and $7.0 million for letters of credit at June 30, 2013 and at 2012, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $66.0 million and $65.0 million at June 30, 2013 and 2012 respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of June 30, 2013 was $44.8 million and $65.1 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Interest expense related to A-Mark’s borrowing arrangements totaled $3.5 million and $4.2 million for the years ended June 30, 2013 and 2012, respectively.

Collectibles Credit Facility
In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), B&M, and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line of credit (the “Collectibles Credit Facility”) up to a maximum of $5.0 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI and B&M, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate of 4.75%, which is subject to change. As of June 30, 2013 and 2012 borrowings are due on demand and totaled $5.0 million and zero, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. This total borrowing capacity was subsequently increased to $23.0 million. As of June 30, 2013, the total amount borrowed with this lender was $23.0 million, which consisted of $18.0 million by A-Mark and $5.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of June 30, 2013 were zero. As of 2012 the total amount borrowed with this lender was $18.0 million, which consisted of zero by SNI and $18.0 million by A-Mark.

Interest expense related to SNI's borrowing arrangements totaled $0.1 million and $0.2 million for the years ended June 30, 2013 and 2012, respectively.

SBN Credit Facility
SBN has a Revolving Credit Facility with its related party effective on January 1, 2011 and amended on April 28, 2011. This Revolving Credit Facility entitled SBN to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of June 30, 2013 and 2012, SBN had borrowed $0.9 million and $1.7 million, and incurred interest expense of $39,000 and $40,000 for the years ended June 30, 2013 and 2012.

Other Debt Obligations
Note Payable for Acquired Assets
On November 23, 2010, B&M purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists (Note 8) with a corresponding increase to note payable of $0.3 million. The note bears interest at the rate of 6.0% per annum. The note previously matured on March 31, 2013. The note was extended and now matures on March 31, 2014, at which time the then outstanding principal balance of the note and accrued interest are due and payable in full. As of June 30, 2013 and 2012 the outstanding principal balance was $0.1 million and $0.3 million, and interest expense was $3,000 and $19,000 for the years ended June 30, 2013 and 2012, respectively.

Note Payable for Repurchase of Minority Interest

On April 30, 2013, the Company, through its subsidiaries Bowers & Merena Auctions LLC and Stack's-Bowers Numismatics, LLC (“SBN”), purchased the remaining 49% non-controlling interest in SBN/dba Stack's Bowers Galleries. As a result of this transaction, which was effective as of April 1, 2013, SBN/dba Stack's Bowers Galleries is now wholly owned by the Company. The purchase price consisted of $2.3 million in cash and $2.7 million evidenced by promissory note, bearing interest at 5.5% per annum and maturing on April 1, 2015. The Company is a primary obligor on the note, which is interest-only until maturity. In addition, the Company agreed to pay the seller, Stack's, LLC, an earn-out based on the performance of Stack's Bowers Galleries for its fiscal years ending June 30, 2014, 2015 and 2016 (see Note 15). Per the earn-out agreement, the Company is to pay Stacks, LLC. 40% of the pre-tax net profit of SBN in excess of $2.2 million for each of the fiscal years. As of and for the years ended June 30, 2013 and 2012, the outstanding principal balance of the note was $2.7 million and zero, respectively, and interest expense was $0.04 million and zero, respectively. The Company also recorded a liability of $1.1 million as of June 30, 2013 in connection with the earn-out.

Note Payable for Building
On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.3 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.5 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of June 30, 2013 and June 30, 2012, the outstanding principal balance with accrued interest was $6.3 million and $6.4 million, and interest expense was $0.4 million and $0.4 million for the years ended June 30, 2013 and 2012.

The following table represents future obligations pertaining to the principal payments on the McGaw note:

Years ended June 30,	Amount

in thousands
2014	$142
2015	6,102
Total	$6,244

12.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5 and 9). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains(losses) on derivative instruments in the consolidated statements of operations for the years ended June 30, 2013 and 2012 were $(66.6) million and $39.8 million, respectively, and recorded to cost of goods sold.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forwards and futures contracts is as follows at June 30, 2013 and at June 30, 2012:

in thousands	June 30, 2013	June 30, 2012
Trading inventory	$162,378	$143,464
Less unhedgable inventory:
Premium on metals position	(1,787)	(1,824)
Subtotal	160,591	141,640
Commitments at market:
Open inventory purchase commitments	461,883	392,308
Open inventory sale commitments	(272,044)	(140,824)
Margin sale commitments	(13,651)	(39,716)
In-transit inventory no longer subject to market risk	(24,221)	(6,931)
Unhedgable premiums on open commitment positions	2,107	458
Inventory borrowed from suppliers	(20,117)	(27,076)
Product financing obligation	(38,554)	(15,576)
Advances on industrial metals	33	757
Inventory subject to price risk	256,027	305,040
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	84,999	59,659
Precious metals futures contracts at market values	171,272	244,954
Total market value of derivative financial instruments	256,271	304,613
Net inventory subject to price risk	$(244)	$427

in thousands	June 30, 2013	June 30, 2012
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(244)	$427
Open inventory sale commitments with affiliates	(1,402)	(574)
Open inventory purchase commitments with affiliates	1,282	254
Net inventory subject to price risk, A-Mark stand-alone basis	$(364)	$107
The unhedgable premium on open commitment positions is equal to total premium less hedgable premium, where the premium value is based upon a percentage of the underlying bullion value. At June 30, 2013, total premium on open commitment positions was $2.1 million, of which zero was deemed hedgable. At June 30, 2012, total premium on open commitment positions was $0.5 million, of which zero was deemed hedgable.
At June 30, 2013 and June 30, 2012, the Company had the following outstanding commitments:

in thousands	June 30, 2013	June 30, 2012

Purchase commitments	461,883	392,308
Sale commitments	(272,044)	(140,824)
Open forward contracts	84,999	59,659
Open futures contracts	171,272	244,954
The Company uses forward contracts and futures contracts to protect its inventories from market exposure.
The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at June 30, 2013 are scheduled to settle within 30 days.

The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At June 30, 2013, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

13. RELATED PARTY TRANSACTIONS

Royalties to Former Owner
As part of the A-Mark sale agreement dated July 15, 2005, the former owner is paid royalties for his portion of income earned on a specific type of transaction. The Trading segment accrued $312,000 and $504,000 in royalty expenses as of June 30, 2013 and 2012, respectively.
Transactions with Directors and Officers
From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase and consignment is made under substantially the same conditions that are applicable to third parties. During the years ended June 30, 2013 and 2012, the Company's officers and directors purchased from and sold to the Company bullion and numismatic products totaling $2.9 million and $1.4 million respectively.
Securities Purchase Agreement
On September 25, 2012, the Company purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia was reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, the Company purchased from Auctentia 20% of the shares of the Company's subsidiary Spectrum PMI, Inc., which is the holding company for the Company's A-Mark Precious Metals, Inc. trading subsidiary. As a result, Spectrum PMI is now wholly owned by the Company. The purchase of the securities was pursuant to a Securities Purchase Agreement, dated March 5, 2012, as amended, among the Company, Afinsa and Auctentia, and the aggregate purchase price, including interest and other charges, was $51.18 million. The purchase price was funded through the proceeds of a rights offering and private placement of shares of common stock, which also closed on September 25, 2012, as well as the Company's cash on hand, resulting in a net impact to working capital of $25.6 million in cash and cash equivalents. The Company sold 12,004,387 shares in the rights offering at a price of $1.90 per share, for aggregate proceeds of $22.31 million, and 1,426,315 shares in the private placement at a price of $1.90 per share, for aggregate proceeds of $2.70 million. In connection with the purchase of the securities from Afinsa and Auctentia, and in accordance with the terms of the Securities Purchase Agreement, George Lumby, a representative of Afinsa, resigned from the Company's board of directors. Antonio Arenas, Afinsa's other representative on the board, resigned his position as executive chairman, but remains a director of the Company. As provided in the Securities Purchase Agreement, Mr. Arenas will resign from the board when Afinsa and Auctentia collectively cease to hold at least 5% of the Company's common stock. The Company agreed in the Securities Purchase Agreement agreed to use its reasonable commercial efforts to assist Afinsa and Auctentia to sell their remaining shares of common stock in an orderly manner that will be non-disruptive to the public market for the common stock and that is intended to facilitate a sale at prices acceptable to Afinsa and Auctentia.

As of June 30, 2013, there are outstanding 30.9 million shares of common stock, of which 3.0 million shares are owned by Afinsa and Auctentia. Accordingly, Afinsa and Auctentia may be deemed to no longer control the Company.

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
During the year ended June 30, 2012, Afinsa consigned to Stack's-Bowers numismatic materials, which were sold at auction for $2.7 million. The Company earned $0.3 million in related auction commission.

14.	NON-CONTROLLING INTERESTS

Non-controlling interests include Auctentia’s 20% share in the net assets and income of A-Mark through September 25, 2012 (see Note 13), and the outside partners' interests in the net assets and income of the joint ventures described below.
SBN

On April 30, 2013, the Company, through its subsidiaries Bowers & Merena Auctions LLC and Stack's-Bowers Numismatics, LLC (“SBN”), purchased the remaining 49% non-controlling interest in SBN/dba Stack's Bowers Galleries. As a result of this transaction, which was effective as of April 1, 2013, SBN/dba Stack's Bowers Galleries is now wholly owned by the Company. The purchase price consisted of $2.25 million in cash and $2.65 million evidenced by promissory note, bearing interest at 5.5% per annum and maturing on April 1, 2015. The Company is a primary obligor on the note, which is interest-only until maturity. As of June 30, 2013, the Company no longer had any non-controlling interests in SBN.

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

The Company's consolidated balance sheets include the following non-controlling interests as of June 30, 2013 and June 30, 2012:

in thousands	June 30, 2013	June 30, 2012

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owned 100% of A-Mark Precious Metals)	$—	$10,935
SBN 49% interest	—	2,461
Non controlling interest presented as a component of stockholders' equity	—	13,396
Calzona redeemable 65% interest presented as temporary equity	160	124
	$160	$13,520

Calzona's redeemable 65% interest is calculated as follows:

	Year Ended
in thousands	June 30, 2013	June 30, 2012

Beginning balance	$124	$—
Contribution by noncontrolling interest	—	150
Allocation to noncontrolling interest	—	45
Non-controlling interest in net income (loss) of Calzona	36	(71)
Ending balance	$160	$124
The Company's consolidated statements of operations for the years ended June 30, 2013 and 2012 includes the following non-controlling interest in net income:

	Year Ended
in thousands	June 30, 2013	June 30, 2012

Auctentia 20% interest in Spectrum PMI - (Spectrum PMI owns 100% of A-Mark Precious Metals)	$—	$(2,114)
SBN 49% interest	159	1,064
Calzona redeemable 65% interest	(36)	71
	$123	$(979)

15. COMMITMENTS AND CONTINGENCIES

Legal Proceedings
Spanish Criminal Investigation

In May 2006, Spanish judicial authorities shut down the operations of Afinsa and began an investigation related to alleged criminal wrongdoing, including money laundering, fraud, tax evasion and criminal insolvency. The Spanish criminal investigation initially focused on Afinsa and certain of its executives and was later expanded to include several former officers and directors of SGI and CdC, including Mr. Manning. The allegations against Afinsa and the certain named individuals relate to the central claim that Afinsa's business operations constituted a fraudulent “Ponzi scheme,” whereby funds received from later investors were used to pay interest to earlier investors, and that the stamps that were the subject of the investment contracts were highly overvalued. Spanish authorities have alleged that Mr. Manning knew Afinsa's business, and aided and abetted in its activity by, among other things, causing the Company to supply allegedly overvalued stamps to Afinsa.

The Company understands that, under Spanish law that, if any of the former officers or directors of SGI or its subsidiary were ultimately found guilty, then, under the principle of secondary civil liability, SGI could be held liable for certain associated damages. . In July 2013, the Spanish judicial authorities determined to bring formal charges of indictment against certain persons formerly associated with Afinsa and SGI, including Mr. Manning. The charges include a civil demand for substantial monetary damages. On October 7, 2013, the Spanish court issued an order naming SGI as a party, on a secondary civil liability basis, to the proceedings. SGI has not appeared in the proceedings and is therefore not yet subject to the jurisdiction of the Spanish courts. SGI will not appear unless and until it is adequately served and the Spanish court complies with all other requirements of applicable international treaties. If SGI is brought into the proceedings, it intends to defend its interests vigorously.
We do not believe it is feasible to predict or determine the outcome or resolution of the above litigation proceeding, or to estimate the amounts of, or potential range of, loss with respect to this proceeding. In addition, the timing of the final resolution of these proceedings is uncertain.
Mr. Manning, and certain of the other former officers and directors of the Company who are also the subject of the Spanish criminal proceedings, are entitled to receive advances from the Company for their legal fees and expenses in connection with the Spanish criminal proceedings. These costs are expensed as incurred. The Company has not accrued for any estimated future costs.

Litigation, Claims and Contingencies
In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business.  The outcome of such legal actions and the timing of ultimate resolution are inherently difficult to predict. In the opinion of management, based upon information currently available to us, any resulting liability, would not have a material adverse effect on the Company's financial statements or operations.

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

For the years ending June 30:
2014	$1,174
2015	781
2016	594
2017	175
2018	87
Thereafter	191
Total future minimum lease payments	$3,002

Total rent expense under operating leases in the Company's operations was approximately $1.7 million and $2.4 million for the years ended June 30, 2013 and 2012, respectively, and is included in general and administrative expenses.

Capital Leases

The Company leases portion of its equipment under capital leases that expire at various dates through fiscal 2018. The following table presents future lease commitments under non-cancelable capital leases (in thousands):

For the years ending June 30:
2014	$217
2015	231
2016	245
2017	213
2018	24
Total future minimum lease payments	$930

Auction Fees Sponsorship
The Company has a commitment to pay for sponsorship fees for various auctions that are held in the future. The fees is based on a minimum set amount plus a percentage of the hammer. The commitment can range from three years to ten years. Below is a table showing the future payments relating to this commitment (in thousands):

For the years ending June 30:
2014	$765
2015	172
2016	180
2017	188
2018	195
Thereafter	630
Total future minimum payments	$2,130

Contractual Obligations
There were no purchase commitment agreements entered into during the year ended June 30, 2013, other than the open purchase and sale commitments discussed in Notes 9 and 12.

Consulting, Employment and Non-Compete Agreements
The Company has entered into various consulting, employment and non-compete and/or non-solicitation agreements with certain key executive officers and other key employees. The employment agreements provide for minimum salary levels, incentive compensation and severance benefits, among other items.

Employee Benefit Plans
The Company maintains an employee savings plan for United States employees under the Internal Revenue Code section 401(k). Employees are eligible to participate in the plan after three complete calendar months of service and all contributions are immediately vested. Employees' contributions are discretionary to a maximum of 90% of compensation. For all plan members, the Company contributed 30% of the eligible employees' contributions on the first 60% of the participants' compensation to the IRS maximum annual contribution. The Company's total contribution was approximately $283,000 and $291,000, for the years ended June 30, 2013 and 2012, respectively.

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
In December 2011, the Company received $14.6 million (or 72%) of its MFGI Equity pursuant to a bulk transfer approved by the Bankruptcy Court. A-Mark has filed a claim in the bankruptcy proceedings for the remaining $5.7 million. In July 2012, A-Mark received an additional distribution of $1.6 million from the trustee for the liquidation of MFGI, bringing the remaining balance to $4.1 million. The Company accrued $1.0 million as of June 30, 2012 as a reserve against this potential loss. On December 31, 2012, A-Mark sold its claim to this balance for $3.8 million . At the time of the sale, the Company had a reserve of $1.0 million for this potential loss, which is included in general and administrative expenses. The receipt of proceeds from the sale of the receivable of $3.8 million resulted in a positive impact to the provision for bad debts of $0.7 million, which is included in general and administrative expenses.
SGI remains in compliance with all banking covenants under the Trading Credit Facility and this event does not represent an event of default under its loan agreements.

16.	STOCKHOLDERS’ EQUITY
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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At June 30, 2013, there were no shares remaining available for future awards under the 1997 Plan, and on December 13, 2012, the 2012 Stock Award and Incentive Plan (the “2012 Plan”), which was previously approved by the Board of Directors, was approved by the Company's shareholders. The 2012 Plan replaces the 1997 Plan for new grants, but any outstanding awards under the 1997 Plan continue in accordance with the 1997 Plan terms.
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
Under the 2012 Plan, the exercise price of options and base price of SARs may be set in the discretion of the Board, but generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is ten years. The 2012 Plan limits the number of share-denominated awards that may be granted to any one employee to 750,000 in any year. The 2012 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At June 30, 2013, there were 1,392,500 shares remaining available for future awards under the 2012 Plan.
Employee Stock Options. During the years ended June 30, 2013 and 2012, the Company recorded expense of $699,000 and $89,000 in the consolidated statements of operations related to the vesting of issued employee stock options. We estimate the fair value of our options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.
The total estimated grant date fair value of stock options that vested during the year ended June 30, 2013 was $0.6 million. The weighted average fair value of options granted by us was $1.73 per share and none for the years ended June 30, 2013 and 2012, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, utilizing the following weighted average assumptions:

	Year Ended June 30,
	2013	2012
Dividend yield	—%	—
Risk-free interest rate	0.81%	—
Expected volatility	88.00%	—
Expected life	7 years	—

The dividend yield assumption is excluded from the calculation, as it is our present intention to retain all earnings. The expected volatility is based on our historical stock price. The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected life of our stock options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.

Option valuation models require the input of subjective assumptions including the expected stock price volatility and expected life. Because our employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, we do not believe that the Black-Scholes model necessarily provides a reliable single measure of the fair value of our employee stock options.

The following table summarizes the stock option activity for the year ended June 30, 2013:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2012	640,750	$5.41	$—	$1.60
Granted through stock option plan	—	—	—	—
Other stock option grants	860,000	2.36		1.73
Exercised	(52,000)	2.00	—	0.80
Cancellations, expirations and forfeitures	(170,000)	2.00	—	1.37
Outstanding at June 30, 2013	1,278,750	3.95	$—	1.75
Shares exercisable at June 30, 2013	748,750	5.32	$—	1.79
Following is a summary of the status of stock options outstanding at June 30, 2013:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$0.01	$4.99	1,106,000	8.08	$2.43	576,000	$2.82
5.00	9.99	7,750	0.35	8.97	7,750	8.97
10.00	14.99	165,000	0.76	13.90	165,000	13.90
		1,278,750	7.09	3.95	748,750	5.32
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the years ended June 30, 2013 and 2012, the Company granted 333,001 and 53,148 restricted shares at a weighted average issuance price of $2.02 and $2.86, respectively. Such shares generally vest after 2 years from the date of grant. Total compensation expense recorded for restricted shares for the years ended June 30, 2013 and 2012 was $476,000 and $453,000, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $684,000, which will be recorded over a weighted average period of approximately 2.63 years.
The following table summarizes the restricted stock activity for the year ended June 30, 2013:

	Shares	Weighted Average Share Price at Grant Date
Outstanding at June 30, 2012	470,648	$2.16
Shares granted	333,001	2.02
Shares issued	(441,149)	1.89
Shares forfeited	—	—
Outstanding at June 30, 2013	362,500	2.36
Vested but unissued at June 30, 2013	113,875	2.32
No tax benefit was recognized in the consolidated statements of operations related to share-based compensation for the years ended June 30, 2013 and 2012. No share-based compensation was capitalized for the years ended June 30, 2013 and 2012.
Stock Appreciation Rights
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of June 30, 2013 and as of 2012, there were approximately 37,500 and 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At June 30, 2013 and at 2012, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the years ended June 30, 2013 and 2012, the Company recognized no pre-tax compensation expense related to these grants, based on a weighted average risk free rate of 4.06%, a volatility factor of 253% and a weighted average expected life of seven years. There is no remaining compensation expense that will be recorded for these awards.

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

17.    SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles (Note 1).

	Year Ended
in thousands	June 30, 2013	June 30, 2012

Revenue:
Trading	$7,223,750	$7,769,792
Collectibles:
Numismatics	179,939	188,732
Wine	2,354	4,425
Total Collectibles	182,293	193,157
Total revenue	$7,406,043	$7,962,949

in thousands	Year Ended
Revenue by geographic region (as determined by location of subsidiaries):	June 30, 2013	June 30, 2012

United States	$7,059,503	$7,656,282
Europe	346,540	306,667
Total revenue	$7,406,043	$7,962,949

in thousands	Year Ended
Revenue by geographic region - Trading:	June 30, 2013	June 30, 2012

United States	$6,152,931	$6,343,703
Europe	241,256	875,754
North America, excluding United States	638,577	485,062
Asia Pacific	186,633	64,430
Africa	51	—
Australia	4,084	779
South America	218	64
Total revenue - Trading	$7,223,750	$7,769,792

in thousands	Year Ended
Consolidated income of continuing operations before taxes:	June 30, 2013	June 30, 2012

Trading	$21,666	$18,372
Collectibles	(3,904)	(5,748)
Corporate expenses	(12,623)	(3,539)
Total consolidated income of continuing operations before taxes	$5,139	$9,085

Trading interest income for the years ended June 30, 2013 and 2012 totaled $7.8 million and $12.2 million, respectively. Collectibles interest income for the years ended June 30, 2013 and 2012 totaled $0.6 million and $0.4 million, respectively. Trading interest expense for the years ended June 30, 2013 and 2012 totaled $3.5 million and $4.3 million, respectively. Collectibles interest expense totaled $0.9 million and $0.6 million, respectively during those same periods.

in thousands	Year Ended
Depreciation and amortization:	June 30, 2013	June 30, 2012

Trading	$824	$734
Collectibles	1,021	887
Corporate	381	191
Total depreciation and amortization	$2,226	$1,812

in thousands	June 30, 2013	June 30, 2012
Inventories by segment/geographic region:
Trading:
United States	$148,336	$128,869
Europe	9,504	11,359
North America, excluding United States	4,423	2,210
Asia	115	1,026
Total Trading	162,378	143,464
Collectibles:
United States	25,875	21,316
Europe	—	—
Asia	—	—
Total Collectibles	25,875	21,316
Total inventories	$188,253	$164,780

in thousands	June 30, 2013	June 30, 2012
Total assets by segment/geographic region:
Trading:
United States	$264,043	$261,894
Europe	2,473	2,263
Total Trading	266,516	264,157
Collectibles:
United States	86,460	99,625
Europe	275	6,780
Asia	—	706
Total Collectibles	86,735	107,111
Corporate and other	18,124	12,775
Discontinued Operations	—	10,168
Total assets	$371,375	$394,211

in thousands	June 30, 2013	June 30, 2012
Total long term assets by segment/geographic region:
Trading:
United States	$9,201	$9,534
Europe	90	102
Total Trading	9,291	9,636
Collectibles:
United States	4,983	5,705
Europe	22	27
Total Collectibles	5,005	5,732
Corporate and other	17,194	13,614
Discontinued Operations	—	1,895
Total long term assets	$31,490	$30,877

18. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated comprehensive income consist primarily of foreign currency translation gain (loss), net of tax. During 2013, the component of accumulated comprehensive income associated with the sale of our European Stamps division of $1.02 million was removed from our consolidated equity. The foreign currency translation gain relates to the Company's investment in its European and Asian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar (Note 2).

As of June 30, 2013 and 2012, the components of accumulated other comprehensive income are as follows:

in thousands	June 30, 2013	June 30, 2012

Foreign currency translation gain, net of tax	$7,628	$6,389
Sale of stamps division - European operations	(1,023)	—
Accumulated other comprehensive income	$6,605	$6,389

19.	FAIR VALUE MEASUREMENTS

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants in the principal or most advantageous market on the measurement date. The Company carries a portion of its assets and liabilities at fair value in accordance with the Fair Value Measurements and Disclosures Topic 820 of the ASC. The majority of such assets and liabilities are carried at fair value on a recurring basis. In addition, certain assets are carried at fair value on a nonrecurring basis, including goodwill and purchased intangible assets accounted for at fair value that are only subject to fair value adjustments under certain circumstances.

Fair value measurements are classified within one of three levels in a valuation hierarchy based upon the observability of significant inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

• Level 1 inputs are quoted prices (unadjusted) for identical assets or liabilities in active markets at the measurement date.

• Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3 inputs are unobservable inputs for the asset or liability for which there is limited or no market activity at the measurement date. For instruments classified within level 3 of the hierarchy, judgments are more significant. Such judgments include determining the appropriate model to use and assessment of all relevant empirical data in deriving valuation inputs including but not limited to projected future cash flows, discount rates, royalty rates, interest rates, customer attrition rates and foreign exchange rates.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and June 30, 2012, aggregated by the level in the fair value hierarchy within which the measurements fall:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	June 30, 2013
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$162,378	$—	$—	$162,378
Derivative assets — futures contracts	15,536	—	—	15,536
Derivative assets — forward contracts	471			471
Total assets valued at fair value:	$178,385	$—	$—	$178,385
Liabilities:
Liability on borrowed metals	$(20,117)	$—	$—	$(20,117)
Obligation under product financing arrangement	(38,554)	—	—	(38,554)
Liability on margin accounts	(6,636)	—	—	(6,636)
Derivative liabilities — open sales and purchase commitments	(30,113)	—	—	(30,113)
Total liabilities valued at fair value	$(95,420)	$—	$—	$(95,420)

	June 30, 2012
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$143,464	$—	$—	$143,464
Derivative assets — future contracts	3,473	—	—	3,473
Total assets valued at fair value:	$146,937	$—	$—	$146,937
Liabilities:
Liability on borrowed metals	$(27,076)	$—	$—	$(27,076)
Obligation under product financing arrangement	(15,576)	—	—	(15,576)
Liability on margin accounts	(14,842)	—	—	(14,842)
Derivative liabilities — open sales and purchase commitments	(45,932)	—	—	(45,932)
Derivative liabilities — forward contracts	(326)	—	—	(326)
Total liabilities valued at fair value:	$(103,752)	$—	$—	$(103,752)

For the year ended June 30, 2013, the Company has reclassified its fair value disclosure as of June 30, 2012 and transferred all derivative assets and liabilities of $3.5 million and $46.3 million, respectively from Level 2 to Level 1, related to precious metals commodities and liabilities on derivative instruments, which are traded in an active market.

There were no transfers in or out of Level 3 during the years ended June 30, 2013 and 2012. The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

Commodities
Commodities consisting of the precious metals component of the Company's inventories are carried at fair value. The fair value for commodities inventory is determined primarily using quoted market pricing and data derived from the markets on which the underlying commodities are traded. Precious metals commodities are classified in Level 1 of the valuation hierarchy.

Derivatives
Futures contracts, forward contracts and open purchase and sales commitments are valued at their intrinsic values, based on the difference between the quoted market price and the contractual price, and are included within Level 1 of the valuation hierarchy.

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

Assets Measured at Fair Value on a Non-Recurring Basis
The Company's goodwill and other purchased intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if their are impaired. As of June 30, 2013, the Company's goodwill related to SBN was impaired (see Note 8). No other goodwill and purchased intangibles were impaired for the year ended June 30, 2013, and therefore are not measured at fair value.

Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments that are not required to be carried in the consolidated balance sheets at fair value on either a recurring or non-recurring basis as follows:

	June 30, 2013		June 30, 2012
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value	Level in fair value hierarchy

Cash and cash equivalents	$23,643	$23,643	$25,305	$25,305	1
Restricted cash	602	602	550	550	1
Receivables and secured loans	109,696	109,696	127,380	127,380	2
Accounts receivable and consignor advances	12,347	12,347	20,428	20,428	2
Accounts payable and consignor payables	95,839	95,839	102,103	102,103	2
Lines of credit	100,857	100,857	92,669	92,669	2
Notes payable	10,837	10,837	6,728	6,728	2

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

20. Earnings Per Share
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share utilizing the treasury stock method, adjusts the weighted average number of common shares for common stock issuable upon exercise of stock options and other commitments to issue common stock in periods in which they have a dilutive effect, and when the stock award's exercise price is lower than the Company's average share price for the period. For the years ended June 30, 2013 and 2012, basic and diluted earnings per share include the impact of vested but unissued restricted stock of 113,875 and 90,648, respectively.
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the year ended June 30, 2013, the Company excluded options to purchase 1,461,000 shares of common stock and 37,500 Stock Appreciation Rights ("SARS") where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. In computing diluted earnings per share for the year ended June 30, 2012, the Company excluded options to purchase 420,500 shares of common stock, 37,500 SARS, and 150,000 unvested restricted stock units where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at June 30, 2013 and 2012.
A reconciliation of basic and diluted shares is as follows:

	Year Ended
in thousands	June 30, 2013	June 30, 2012

Basic weighted average shares outstanding (1)	31,150	32,678
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	283	187
Diluted weighted average shares outstanding	31,433	32,865

(1)	Basic weighted average shares outstanding includes the effect of vested but unissued restricted stock grants (see note 16).

21. SUBSEQUENT EVENTS
The Company intends shortly to file a registration statement with the SEC relating to the proposed distribution (or spinoff) by SGI to its shareholders of all of the shares of common stock of A-Mark owned by it. SGI currently owns 100% of the outstanding common stock of A-Mark.
If the spinoff is consummated, SGI will distribute all of the A-Mark common stock held by it on a pro rata basis to holders of SGI common stock, and A-Mark will thereafter be a publicly traded company independent from SGI. The distribution ratio, record date and distribution date, among other things, have not yet been determined. Shareholders of SGI will continue to own their SGI common stock following the distribution, which at that point will include the remaining businesses of SGI.
The spinoff is subject to a number of significant conditions and there can be no assurance that the spinoff will be consummated.
If the spinoff is consummated, then the Company intends thereafter to reduce the number of record holders of its common stock to fewer than 300 and to terminate the registration of its common stock under Section 12(g) of the Securities Exchange Act of 1934. SGI intends to do this by means of an amendment to its certificate of incorporation, in which the shares of SGI common stock will be reverse split in a ratio to be determined. As a result, SGI shareholders who own fewer than the specified number of shares of SGI common stock will cease to be shareholders of SGI and will receive payment in cash for each SGI share that they previously owned. SGI will then file a Form 15 with the SEC to terminate the registration of its shares under the Securities Exchange Act, with the result that SGI will no longer be required to file periodic and other reports with the SEC. It is expected that the SGI common stock will continue to be quoted on the OTCQB under the symbol “SPGZ” following the deregistration of its shares under the Securities Exchange Act.
Information regarding the spinoff, the deregistration of the SGI shares and related matters will be set forth in documents filed with the SEC.

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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, at June 30, 2013. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, at a reasonable assurance level, as of that date, our disclosure controls and procedures were not effective in ensuring that material information relating to the Company is made known to the Chief Executive Officer and Chief Financial Officer by others within the Company as of the end of the period covered by this report.
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
Changes in Internal Control over Financial Reporting
There were material changes in internal control over financial reporting during the quarter ended June 30, 2013 (see below).
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of internal control over financial reporting at June 30, 2013 utilizing the criteria described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at June 30, 2013.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness in the Company's internal control over financial reporting as of June 30, 2013:

The Company operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting.  This material weakness resulted in material adjustments to the valuation of inventory, estimated earn-out payments related to our Stack's LLC minority interest repurchase, and valuation of impairment over goodwill to the preliminary financial statements that were corrected prior to their issuance.

As a result of this material weakness, the Company's management has concluded that, as of June 30, 2013, its internal control over financial reporting was not effective based on criteria established in Internal Control - Integrated Framework issued by the COSO.  To remediate this material weakness, during fiscal 2014, we will:

•	Determine the appropriate complement of corporate accounting and finance personnel required to ensure timely and reliable financial reporting.

•	Hire the requisite additional personnel and/or contractors with public company accounting and reporting experience.

•
Organize and design our internal review and evaluation process to include more formal management oversight of the methods and review procedures utilized and the conclusions reached, including for purposes of evaluating and ensuring the sufficiency of accounting resources.

We can give no assurance that the measures we take will remediate the material weakness that we identified or that any additional material weaknesses will not arise in the future. We will continue to monitor the effectiveness of these and other processes, procedures and controls and will make any further changes management determines appropriate.

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

ITEM 9B. OTHER INFORMATION

(none.)

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the directors and executive officers of the Company as of September 13, 2013.

Name	Age	Position(s)
Jeffrey D. Benjamin	52	Chairman of the Board and Director
Gregory N. Roberts	51	Chief Executive Officer, President and Director
Paul Soth	55	Chief Financial Officer and Executive Vice President
Carol Meltzer	55	Executive Vice President, General Counsel and Corporate Secretary
Arthur Hamilton	42	Executive Vice President, Chief Accounting Officer
Antonio Arenas	58	Director
Jess M. Ravich	56	Director
Joel R. Anderson	70	Director
John U. Moorhead	61	Director
Ellis Landau	70	Director
William Montgomery	53	Director

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

Jess M. Ravich, a director since December 2009, Mr. Ravich is group managing director and head of alternative products for The TCW Group, Inc., an international asset-management firm, which he joined in 2012. Prior to joining The TCW Group, Mr. Ravich served as a managing director and head of capital markets of Houlihan, Lokey, Howard & Zukin, Inc., an international investment bank. From 1991 through November 2009, Mr. Ravich founded and served as Chief Executive Officer of Libra Securities LLC, an investment banking firm serving the middle market. Prior to founding Libra, Mr. Ravich was an Executive Vice President of the fixed income department at Jefferies & Company, a Los Angeles based brokerage firm. Prior to Jefferies, Mr. Ravich was a Senior Vice President at Drexel Burnham Lambert, where he was also a member of the executive committee of the high-yield group. Mr. Ravich is a graduate of the Wharton School at the University of Pennsylvania, summa cum laude, and Harvard Law School, magna cum laude and editor of Law Review. Mr. Ravich serves on the Board of Directors of The Cherokee Group, Inc. (NASDAQ: CHKE).

Joel R. Anderson, a director since October 2012, is the Chairman and Director of Anderson Media Corporation, the country’s largest distributor and merchandiser of pre-recorded music and a major distributor of books, and is also the Chairman and Director of various affiliated companies, including TNT Fireworks, the country’s largest importer and distributor of consumer fireworks; Anderson Press, a major publisher of children’s books and associated children’s product; and Whitman Publishing Company, the leading publisher of books and related products for coin collections. Mr. Anderson has served as Chairman and in other positions with Anderson Media Corporation for more than five years. Mr. Anderson has been a member of the Board of Trustees of the American Numismatic Society since 2006 and serves on its Nominating and Governance Committee. He is also a lifetime member of the American Numismatic Association. He is a principal of Stack’s LLC, the Company’s joint venture partner in Stack’s Bowers Galleries, its rare coin and currency coin auction house.

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

Ellis Landau, a director since October 2012, is President, Treasurer and Director of ALST Casino Holdco, LLC, the holding company of Aliante Gaming, LLC, which owns and operates Aliante Station Casino + Hotel in Las Vegas, Nevada. From 2007 to 2011, Mr. Landau was a member of the Board of Directors of Pinnacle Entertainment, Inc. (NYSE:PNK), a leading gaming company. He served as Chairman of the Audit Committee and as a member of its Nominating and Governance Committee and its Compliance Committee. In 2006, Mr. Landau retired as Executive Vice President and Chief Financial Officer of Boyd Gaming Corporation (NYSE: BYD), a position he held since he joined the company in 1990. Mr. Landau previously worked for Ramada Inc., later known as Aztar Corporation, where he served as Vice President and Treasurer, as well as U-Haul International in Phoenix and the Securities and Exchange Commission in Washington, D.C. Mr. Landau received his Bachelor of Arts in economics from Brandeis University in 1965 and his M.B.A. in finance from Columbia University Business School in 1967.

William Montgomery has been a director since December 2012. He is a private investor with a focus on equities and real estate. Previously, he was Executive Vice President in charge of principal investments for Libra Securities from 1999-2000. Prior thereto, he was a Managing Director at Salomon Brothers Inc. At Salomon, he was a member of the fixed income arbitrage group from 1993 to 1998 and was responsible for proprietary investments in high yield securities. He was previously a member of the Investment Banking department (1986 – 1991) and a distressed debt trader (1991 -1992). He is a graduate of the University of Virginia (1982) and the Columbia University School of Law (1986).

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

Mr. Anderson’s extensive business experience with a family-owned national media conglomerate, coupled with his long-standing interest and expertise in numismatics, make him uniquely qualified to serve on our Board. Mr. Anderson will provide critical insight and perspective as we develop strategies for growth, both internally and through acquisitions.
As an investment banker, Mr. Moorhead brings valuable skills to bear on a variety of issues facing the Board, including corporate finance matters, competition in a global economy and other issues confronting public growth companies. Mr. Moorhead also has specialized knowledge and experience in the area of executive compensation, and serves as Chairman of our Compensation Committee.

Mr. Landau, who holds an M.B.A., has substantial finance and accounting experience, including serving as the Chief Financial Officer and as Chairman of the Audit Committee of two NYSE-listed companies. It is expected that Mr. Landau will serve as the Chairman of the Audit Committee, and will qualify as a “financial expert” for purposes of his service on that Committee. Mr. Landau's experience in the area corporate governance will also be of value to the Board.

Mr. Montgomery brings to the Board expertise in investments, finance and capital markets, which the Company believes is particularly important as it seeks to establish a market presence following the distribution.
During the fiscal year ended June 30, 2013, George Lumby and Christopher W. Nolan, Sr. served on our Board of Directors. Mr. Lumby resigned from our Board of Directors in September 2012; Mr. Nolan declined to stand for re-election to the Board at the 2012 annual meeting of stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons owning more than 10% of a registered class of the Company's equity securities, to file with the SEC reports of their ownership of, and transactions in, the Company's common stock or other Company equity securities. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and representations of directors and executive officers, with respect to the fiscal year ended June 30, 2013, all of such persons were in compliance with the applicable Section 16(a) reporting requirements other than two inadvertent late filings.
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

Spectrum Group International, Inc.
1063 McGaw
Irvine, California 92614
Telephone: (949) 748-4800

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee comprises four members: Ellis Landau (Chairman), John U. Moorhead, Jess M. Ravich and William Montgomery. The Company's Board of Directors has determined that each member of the Audit Committee is “independent” (as that term is currently defined in Rule 5605(c)(2) of the NASDAQ listing standards) and that Mr. Nolan qualifies as an “audit committee financial expert,” as defined in accordance with applicable SEC rules.

Information regarding the Nominating and Governance Committee and the Compensation Committee appears in Item 13 below.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2013

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2013.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated by reference to the Company’s Proxy Statement, to be filed within 120 days following June 30, 2013.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements

The information called for by this item is incorporated herein by reference to pages F-1 through F-46 of this report.

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

Date:	October 15, 2013	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	October 15, 2013
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	October 15, 2013
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	October 15, 2013
Paul Soth	(Principal Financial Officer)

/s/ Antonio Arenas	Director	October 15, 2013
Antonio Arenas

/s/ Jess M. Ravich	Director	October 15, 2013
Jess M. Ravich

/s/ Joel R. Anderson	Director	October 15, 2013
Joel R. Anderson

/s/ John U. Moorhead	Director	October 15, 2013
John U. Moorhead

/s/ Ellis Landau	Director	October 15, 2013
Ellis Landau

/s/ William Montgomery	Director	October 15, 2013
William Montgomery

EXHIBIT INDEX

Regulation S-K Exhibit Table Item No.	Description of Exhibit
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