Form 10-K/A
period 2013-06-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2013-10-28
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-K/A ANNUAL REPORT
For the Fiscal Year Ended June 30, 2013

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is information regarding the directors and executive officers of the Company as of September 13, 2013.

Name	Age	Position(s)
Jeffrey D. Benjamin	52	Chairman of the Board and Director
Gregory N. Roberts	51	Chief Executive Officer, President and Director
Paul Soth	55	Chief Financial Officer and Executive Vice President
Carol Meltzer	54	Executive Vice President, General Counsel and Corporate Secretary
Arthur Hamilton	42	Executive Vice President, Chief Accounting Officer
Antonio Arenas	58	Director
Jess M. Ravich	56	Director
Joel R. Anderson	69	Director
John U. Moorhead	61	Director
Ellis Landau	69	Director
William Montgomery	53	Director

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

Mr. Anderson’s extensive business experience with a family-owned national media conglomerate, coupled with his long-standing interest and expertise in numismatics, make him uniquely qualified to serve on our Board. Mr. Anderson provides critical insight and perspective as we develop strategies for growth, both internally and through acquisitions.

As an investment banker, Mr. Moorhead brings valuable skills to bear on a variety of issues facing the Board, including corporate finance matters, competition in a global economy and other issues confronting public growth companies. Mr. Moorhead also has specialized knowledge and experience in the area of executive compensation, and serves as Chairman of our Compensation Committee.

Mr. Landau, who holds an M.B.A., has substantial finance and accounting experience, including serving as the Chief Financial Officer and as Chairman of the Audit Committee of two NYSE-listed companies. Mr. Landau serves as the Chairman of the Audit Committee, and qualifies as a “financial expert” for purposes of his service on that Committee. Mr. Landau's experience in the area of corporate governance is of value to the Board.

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

Spectrum Group International, Inc.
1063 McGaw
Irvine, California 92614
Telephone: (949) 748-4800

Audit Committee

The Company has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee comprises four members: Ellis Landau (Chairman), John U. Moorhead, Jess M. Ravich and William Montgomery. The Company's Board of Directors has determined that each member of the Audit Committee is “independent” (as that term is currently defined in Rule 5605(c)(2) of the NASDAQ listing standards) and that Mr. Landau qualifies as an “audit committee financial expert,” as defined in accordance with applicable SEC rules.

Information regarding the Nominating and Governance Committee and the Compensation Committee appears in Item 13 below.

ITEM 11. EXECUTIVE COMPENSATION

The table below sets forth the compensation of the Company's named executive officers for both fiscal 2013 and fiscal 2012. “Named executive officers” includes our President and Chief Executive Officer, Mr. Roberts, our Chief Financial Officer, Mr. Soth, our Chief Accounting Officer, Mr. Hamilton. During 2012 the Company's named executive officers included Mr. Arenas, who served as Executive Chairman during those periods. He was no longer a named executive officer for fiscal 2013.

Summary Compensation Table - Fiscal 2013 and 2012

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
(a)	(b)	(d)	(e)	(e)	(f)	(h)	(i)

Gregory Roberts	2013	$525,000	$335,500	$535,684	$837,240	$37,244	$2,270,668
Chief Executive Officer	2012	$525,000	$—	$—	$950,000	$38,372	$1,513,372
President and Director

Paul Soth	2013	$212,500	$160,500	$21,525	$—	$12,649	$407,174
Chief Financial Officer	2012	$200,000	$125,000	$—	$—	$10,906	$335,906
Executive Vice President

Arthur Hamilton
Chief Accounting Officer	2013	$229,990	$35,500	$—	$—	$8,655	$274,145
Executive Vice President	2012	$210,000	$25,000	$—	$—	$87,594	$322,594

(1)
For named executive officers other than Mr. Roberts, bonuses for fiscal 2013 primarily were discretionary bonuses awarded by the Compensation Committee or Board of Directors based on its year-end assessment of the level of achievement of Company-wide and individual goals and performance. For fiscal 2013, each of the named executive officers also received a $500 holiday bonus paid to employees. For Mr. Roberts, the fiscal 2013 bonus amount shown in this column included $275,000 awarded upon his signing of a renewal of his employment agreement with the Company and $60,000 awarded by the Compensation Committee as a discretionary year-end bonus.

(2)
The stock-based compensation amounts reported in the “Option Awards” column represent the aggregate grant-date fair value of the options granted by us and computed in accordance with FASB ASC Topic 718 (but with no adjustment for the effect of estimated forfeitures based on service-based vesting conditions). Assumptions used in the calculation of these amounts are discussed in Note 16 to our consolidated audited financial statements for the fiscal year ended June 30, 2013, contained in the original filing of this Form 10-K. We granted to Mr. Roberts options to purchase 300,000 shares of SGI common stock on February 15, 2013, exercisable at the following exercise prices: 100,000 options exercisable at $2.50 per share; 100,000 options exercisable at $3.00 per share; and 100,000 options exercisable at $3.50 per share. The options were vested upon grant, and have a stated term of ten years, subject to accelerated vesting and early expiration of the term in specified circumstances.

(3)
Mr. Roberts was granted an award opportunity for fiscal 2013 which constitutes a non-equity incentive compensation plan award. The amount shown in this column is the amount paid out as the annual incentive award. Bonus and equity incentive plan compensation for the named executive officers, including the definition of “pre-tax profits” for purposes of Mr. Roberts’ annual incentive award, are described in greater detail below under the caption “Employment Agreements and Employment Terms.”

(4)	Amounts in this column, for fiscal 2013, are as follows:

◦	Mr. Roberts received $9,000 as a car allowance, $6,728 as a 401(k) matching contribution, and $21,517 as a cash payment in lieu of vacation time.

◦	Mr. Soth received $2,013 as a 401(k) matching contribution and $10,637 as a cash payment in lieu of vacation time.

◦	Mr. Hamilton received $8,655 as a cash payment in lieu of vacation time.

Employment Agreements and Employment Terms

Compensation for our Chief Executive Officer for fiscal 2013 was governed by an employment agreement, but our other named executive officers did not have employment agreements in effect for fiscal 2013.

The principal terms of the employment of our named executive officers were as follows:

Greg Roberts: Mr. Roberts is employed as our Chief Executive Officer and President under his employment agreement. The agreement, originally entered into in December 2007, was amended during fiscal 2013 to extend the term until June 30, 2016. The employment agreement provides that Mr. Roberts will be nominated to serve as a director during its term.

The employment agreement as in effect for fiscal 2013 provided for a base salary of $525,000 per year. The employment agreement also provides to Mr. Roberts an opportunity to earn a performance bonus in each fiscal year. As in effect in fiscal 2013 (and providing for the same terms for fiscal 2014), the performance bonus was based on pre-specified percentages of our pre-tax profits. For this purpose, pre-tax profits is defined as the Company's net income (as determined under Generally Accepted Accounting Principles or GAAP) for the given fiscal year, adjusted as follows:

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

The payout amount for this performance bonus for fiscal 2013 was calculated as $837,240, reflected in the Summary Compensation Table above in the column captioned “Non-Equity Incentive Plan Compensation.” In addition to the performance bonus, the Company may pay a discretionary bonus per the terms of the employment agreement. For fiscal 2013, the Compensation Committee awarded a discretionary bonus of $60,000 to Mr. Roberts.

The employment agreement provides for indemnification of Mr. Roberts for liabilities arising out of his employment, and provides a motor vehicle allowance of $750 per month.

In connection with the amendment to Mr. Roberts’ employment agreement in fiscal 2013, we paid a signing bonus of $275,000 and granted stock options to Mr. Roberts. The options, which were granted February 15, 2013, are exercisable for the following numbers of shares at the following exercise prices: 100,000 options exercisable at $2.50 per share; 100,000 options exercisable at $3.00 per share; and 100,000 options exercisable at $3.50 per share. At the date of grant, the closing market price of our common stock was $2.18 per share, so the exercise prices of the options represented a premium over the market price at the grant date. The options were vested upon grant, and have a stated term of ten years, subject to accelerated vesting and early expiration of the term in specified circumstances. The grant date fair value of the options is reflected in the Summary Compensation Table in the “Options” column for fiscal 2013.

Under Mr. Roberts' amended employment agreement, if Mr. Roberts' employment is terminated by us without cause or by him for “Good Reason,” or if his employment terminates due to death or disability, we will be obligated to continue to pay to him (i) a pro rata portion (based on the number of days during the year of termination that Mr. Roberts was employed) of his annual incentive for that year, based on actual performance achieved for the full year, and (ii) a lump sum severance payment equal to the greater of $1,500,000 or 75% of defined “annualized pay.” For this purpose, “annualized pay” is calculated as one-third of the sum of the salary payments during the 36 months preceding termination plus annual incentives earned for the preceding three completed fiscal years. In the case of death or disability, the severance payment will be reduced by the amount of any proceeds paid to Mr. Roberts or his estate, as the case may be, from any disability or life insurance policy maintained by us for the benefit of Mr. Roberts.  “Good Reason” would arise if we decrease or fail to pay salary or bonus required under the agreement, or if Mr. Roberts ceased to be President and CEO of Spectrum or his duties were materially diminished, or his place of employment were relocated by more than 30 miles, provided that Mr. Roberts must give notice that Good Reason has arisen and we have an opportunity to cure the circumstances that gave rise to Good Reason.

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

Paul Soth: Mr. Soth commenced employment as our Chief Financial Officer and Executive Vice President on April 8, 2010. At the time he commenced employment, we agreed that Mr. Soth will receive a base salary of $200,000 per annum, plus a $25,000 non-accountable expense allowance to cover moving expenses.  We also agreed that he would be eligible for discretionary bonuses awarded by the Compensation Committee or Board of Directors based on its year-end assessment of the level of achievement of Company-wide and individual goals.  At April 8, 2010, we granted 30,000 restricted stock units to Mr. Soth, vesting 50% on May 1, 2011 and 50% on May 1, 2012. On July 1, 2013 (during fiscal 2014), we granted 75,000 restricted stock units to Mr. Soth, vesting 100% on June 30, 2015, subject to accelerated vesting in specified circumstances.

For fiscal 2013, we granted a bonus of $160,000 to Mr. Soth. This bonus was discretionary, based on the Compensation Committee's subjective evaluation of Mr. Soth's performance in fiscal 2013. The Company expects that any bonus payable for fiscal 2014 performance likewise would be a discretionary bonus based on the Committee's year-end review of Company results and Mr. Soth's performance.

Arthur Hamilton: Mr. Hamilton commenced employment in May 2010 and became Chief Accounting Officer and Executive Vice President during December 2010. At the time he commenced employment, we agreed that Mr. Hamilton will receive a salary of $165,000 per year plus a $35,000 non-accountable expense allowance to cover moving expenses. We also agreed that he would be eligible for discretionary bonuses awarded by the Compensation Committee or Board of Directors based on its year-end assessment of the level of achievement of Company-wide and individual goals and performance.

For fiscal 2013, we granted a bonus of $35,000 to Mr. Hamilton. This bonus was discretionary, based on the Compensation Committee’s subjective evaluation of Mr. Hamilton’s performance in fiscal 2013. The Company expects that any bonus payable for fiscal 2014 likewise would be a discretionary bonus based on the Committee’s year-end review of Company results and Mr. Hamilton’s performance.

Retirement Plans: The only retirement plan in which the named executive officers participate is our 401(k) plan, open to all employees. Employees are permitted to elect to contribute up to $17,000 (or, in certain cases, $22,500) of their compensation. We provide a 30% matching contribution under the plan without any limit for each employee. Matching contributions to our named executive officers for fiscal 2013 are reflected in the “All Other Compensation” column of the Summary Compensation Table above.

The following table sets forth information regarding stock awards, stock options and similar equity compensation outstanding at June 30, 2013:

Outstanding Equity Awards At Fiscal Year-End - Fiscal 2013

Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (1) (#)
(a)	(b)	(c)	(e)	(f)	(g)	(h)

Gregory Roberts	22,500	—	$14.22	3/31/2014	—	—
Chief Executive Officer	22,500	—	$2.80	7/31/2013	—	—
President and Director	100,000	—	$2.50	2/15/2023	—	—
	100,000	—	$3.00	2/15/2023	—
	100,000	—	$3.50	2/15/2023	—

Paul Soth	—	—	—	—	—	—
Chief Financial Officer
Executive Vice President

Arthur Hamilton	—	—	—	—	—	—
Chief Accounting Officer
Executive Vice President

(1) Values are based on based on the June 30, 2013 closing price of our common stock in the over-the-counter market, $2.25 per share.

Directors' Compensation

Under our Outside Directors' Compensation Policy as in effect for fiscal 2013, each director who was not an executive officer or employee or other service provider to the Company (an “outside director”) was entitled to receive the following compensation for the fiscal year:

•	A cash retainer of $31,000;

•	An awards of restricted stock units having a grant-date fair value of $38,000;

•	A cash retainer of $5,000 for serving on a committee of the Board;

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

Directors are also entitled to the protection of certain indemnification provisions in our certificate of incorporation and bylaws.

During fiscal 2013, the Board, upon the recommendation of its Compensation Committee and after consultation with the Committee’s independent compensation consulting firm, revised the compensation policy so that, beginning in fiscal 2014, annual compensation of each non-executive director will be as follows:

•	Cash retainer -- $60,000

•	Cash retainer for service as Chairman of Audit Committee or Chairman of Compensation Committee -- $10,000

•	Cash retainer for service as Chairman of Nominating and Governance Committee -- $5,000

•	Cash retainer for service as member (other than Chairman) of Audit Committee or Compensation Committee -- $5,000

No meeting fees will be paid. Service as a member of a committee other than the Audit Committee or Compensation Committee will not result in additional compensation. The Company’s policy regarding reimbursement of a director’s reasonable travel expenses for attending meetings remains in effect.

No equity awards are authorized as regular annual non-executive director compensation. The Chairman of the Board receives no additional cash compensation under this policy (however, the cash retainer payable to each non-employee director remains payable). To compensate the Chairman of the Board for service in that capacity, he was granted a stock option on October 25, 2012, covering 500,000 shares exercisable at the closing price of our common stock on the grant date, vesting in equal annual installments over five years, and expiring after ten years, subject to accelerated vesting and earlier expiration in specified circumstances.

This new policy became effective July 1, 2013 (except with regard to the stock option grant to the Chairman), at which time the Policy replaced our previous Outside Director Compensation Policy. The Board of Directors retains authority to pay compensation in place of or in addition to compensation items authorized under the new policy, and to amend, suspend or terminate the policy at any time.

In fiscal 2010, the Board adopted director ownership guidelines requiring outside directors to hold stock worth three times the annual cash retainer amount by the later of three years after the policy implementation date (May 2009) or three years after his or her initial election to the Board, and five times the annual cash retainer within five years after the later of the policy implementation date or his or her initial election to the Board. In fiscal 2013, the Board determined that a fixed policy regarding committee chairmanship rotation, implemented in fiscal 2010, placed an unnecessary restriction on its ability to appoint committee members, and therefore the Board determined to discontinue that policy.

The following table sets forth information regarding compensation earned by outside directors of the Company during fiscal 2013, as well as by George Lumby. Mr. Lumby was a member of our Board of Directors during the year until his resignation on September 25, 2012. However, he received compensation for services rendered to the Company as co-administrator of the Company's Spanish subsidiary CdC rather than directly for service as a director. The table shows the compensation to Mr. Lumby in all capacities. Mr. Arenas served as our Executive Chair during the year until September 27, 2012, and thereafter remained a director. Mr. Nolan served as a director during fiscal 2013 through December 13, 2012, the date of our annual meeting of stockholders.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)(2)(4)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jeffrey D. Benjamin	$55,500	$38,001	$802,417	$—	$—	$—	$895,918
John Moorhead	$65,250	$38,001	$—	$—	$—	$—	$103,251
Ellis Landau	$33,250	$28,501	$—	$—	$—	$—	$61,751
Christopher W. Nolan, Sr.	$52,500	$38,001	$—	$—	$—	$—	$90,501
Jess M. Ravich	$55,750	$38,001	$—	$—	$—	$—	$93,751
Joel Anderson	$27,750	$28,501	$—	$—	$—	$—	$56,251
William Montgomery	$24,500	$20,583	$—	$—	$—	$—	$45,083
Antonio Arenas	$—					$105,502	$105,502
George Lumby	$—	$—	$—	$—	$—	$20,157	$20,157

(1)
The stock-based compensation amounts reported in the “Stock Awards” column represent the aggregate grant-date fair value of the awards granted in fiscal 2012 and computed in accordance with FASB ASC Topic 718. Fair value of a stock award denominated in shares at the grant date is the number of such shares or units times the closing price of a share on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions). On August 16, 2012, Messrs. Benjamin, Moorhead, Nolan and Ravich each received a grant of 19,792 restricted stock units. On December 13, 2013, Messrs. Anderson and Landau each received a grant of 16,102 restricted stock units, and Mr. Montgomery received a grant of 11,629 restricted stock units. All of these restricted stock units became vested and non-forfeitable on June 30, 2013.

(2)
The stock-based compensation amount reported in the “Option Awards” column represents the aggregate grant-date fair value of the options granted by the Company and computed in accordance with FASB ASC Topic 718 (but with no adjustment for the effect of estimated forfeitures based on service-based vesting conditions). Assumptions used in the calculation of these amounts are discussed in Note 16 to our consolidated audited financial statements for the fiscal year ended June 30, 2013, contained in the original filing of this Form 10-K. We granted to Mr. Benjamin options to purchase 500,000 shares of our common stock on October 25, 2012, exercisable at $2.00 per share. The options will vest 20% per year on the anniversary of the grant date, and have a stated term of ten years, subject to accelerated vesting and early expiration of the term in specified circumstances.

(3)
Mr. Arenas served as our Executive Chairman through September 25, 2013, and continued thereafter as a director. For fiscal 2013, he also served as co-administrator of the Company's Spanish subsidiary Central de Compras Coleccionables, S.L. (“CdC”). We paid compensation for Mr. Arenas' services in fiscal 2013 to a corporation he controls, in the form of cash fees totaling $105,502. The Compensation Committee and Board retained discretion to award an annual bonus to Mr. Arenas, but no bonus was paid for fiscal year 2013. Mr. Arenas' service was not a full-time commitment, but he was required to account for his hours of service.

(4)
We paid Mr. Lumby an annual fee equal to 150,000 euros for his services on behalf of the Company's Spanish subsidiary, CdC, subject to adjustment depending on hours worked. Mr. Lumby's fee for the portion of fiscal 2013 worked was 26,083 euros. For purposes of the table, Mr. Lumby’s compensation was converted into U.S. dollars at the rate of 1.294 U.S. dollars to the euro, the average exchange rate for the year. Mr. Lumby's service was not a full-time commitment. He was not separately compensated for his service on the Board of Directors. Mr. Lumby resigned from our Board of Directors on September 25, 2012.

The listing below shows total ownership of the Company's common stock by each of the Company's non-executive directors as of June 30, 2013, in each case including shares issuable in settlement of the restricted stock units that became vested at June 30, 2013 but excluding shares underlying then outstanding options:

Jeffrey D. Benjamin owned 2,965,556 shares as of June 30, 2013
John Moorhead owned 73,119 shares as of June 30, 2013
Jess M. Ravich owned 1,028,906 shares as of June 30, 2013
William Montgomery owned 994,650 shares as of June 30, 2013
Ellis Landau owned 716,102 shares as of June 30, 2013
Joel Anderson owned 1,218,214 shares as of June 30, 2013

At June 30, 2013, each non-executive director met the applicable stock ownership guideline, as described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders of the Company

The table below shows certain information regarding the “beneficial ownership” of shares of our common stock by any person who reported being a beneficial owner of more than 5% of the outstanding class of common stock as of September 17, 2013. Persons and groups that beneficially own in excess of 5% of our common stock are required to file certain reports with the Company and with the Securities and Exchange Commission regarding such beneficial ownership.

For purposes of the table below and the table set forth under “Beneficial Stock Ownership of Management,” a person is deemed to be the beneficial owner of any shares of common stock (1) over which the person has or shares, directly or indirectly, voting or investment power, or (2) of which the person has a right to acquire beneficial ownership at September 17, 2013 or at any time within 60 days thereafter. “Voting Power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. We obtained the information provided in the following table from filings with the SEC and from representations made by the persons listed below. The number of shares beneficially owned as shown in the tables below may have been reported as of a date earlier than September 17, 2013, in which case the date of such information is provided in a footnote (all percentage calculations are as of September 17, 2013).

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock (1)
William Richardson (2)	4,050,918	13.0%
Gregory N. Roberts (3)	3,938,080	12.7%
Jeffrey D. Benjamin (4)	3,465,556	11.1%
Afinsa Bienes Tangibles, S.A (5)	3,032,271	9.7%
Joel R. Anderson (6) Charles C. Anderson, Harold Anderson	2,908,068	9.3%

(1)
This percentage has been calculated based upon 31,113,401 shares of the Company's common stock outstanding as of September 17, 2013, and such calculations were made in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act.

(2)
Beneficial ownership of William A. Richardson is based on his amended Schedule 13D filed with the SEC reporting beneficial ownership of our common stock at December 28, 2012. His beneficial ownership of our common stock totaled 4,050,918 shares at September 17, 2013, including 3,115,755 shares owned directly by Silver Bow Ventures LLC (10.0% of the outstanding class) as to which Mr. Richardson shares voting and dispositive power with Gregory N. Roberts. The address of Mr. Richardson and Silver Bow Ventures LLC is 1063 McGaw Avenue, Irvine, CA 92614.

(3)
Beneficial ownership of Gregory N. Roberts is based on his advice to the Company regarding his beneficial ownership of our common stock. His beneficial ownership of our common stock totaled 3,938,080 shares at September 17, 2013, including 499,825 shares as to which Mr. Roberts shares voting and dispositive power with his wife; 3,115,755 shares owned directly by Silver Bow Ventures LLC (10.0-% of the outstanding class) as to which Mr. Roberts shares voting and dispositive power with William Richardson; and 322,500 shares issuable to Mr. Roberts upon exercise of currently exercisable options, as to which Mr. Roberts has sole voting and sole dispositive power.  The address of Mr. Roberts is 1063 McGaw Avenue, Irvine, CA 92614.

(4)
Beneficial ownership of Jeffrey D. Benjamin is based on his Schedule 13D filed with the SEC reporting beneficial ownership of shares of our common stock at September 17, 2012 and additional advice provided to the Company. His beneficial ownership of our common stock totals 3,065,556 shares, including 100,000 shares underlying options that will become exercisable October 25, 2013. Such beneficial ownership as shown in this table includes 1,000,000 shares held in a family trust as to which Mr. Benjamin neither has nor shares voting or dispositive power, as to which shares he disclaims beneficial ownership. Such beneficial ownership excludes 400,000 shares underlying options that are not currently exercisable and will not become exercisable within 60 days. The address of Mr. Benjamin is 1063 McGaw Avenue, Irvine, CA 92614.

(5)
Beneficial ownership of Afinsa Bienes Tangibles, S.A. en Liquidacion (“Afinsa”) is based on its amended Schedule 13D filed with the SEC reporting beneficial ownership of Company common stock September 25, 2012. Afinsa reported beneficial ownership of 3,032,270 shares of our common stock, including 44,164 shares held directly and 2,988,106 shares (9.6% of the outstanding class) held through its wholly owned subsidiary, Auctentia, S.L. (“Auctentia”). Auctentia's address is Lagasca 88, 28001 Madrid, Spain. Based on Afinsa and Auctentia’s Schedule 13D, as amended, Afinsa had sole voting power and sole dispositive power over 44,164 shares of our common stock, and Afinsa and Auctentia had shared voting power and shared dispositive power over 2,988,106 shares of our common stock.

(6)
Beneficial ownership of Joel R. Anderson, Charles C. Anderson and Harold Anderson is based on their Schedule 13D filed with the SEC reporting their beneficial ownership, as a group, at September 25, 2012 and additional advice provided to the Company by Joel R. Anderson. Based on such information, the group’s beneficial ownership of our common stock totaled 2,908,068 shares at September 17, 2013, of which Joel R. Anderson had beneficial ownership of 1,218,214 shares, Charles C. Anderson had beneficial ownership of 1,465,354 shares and Harold Anderson had beneficial ownership of 224,500 shares. The address of Joel R. and Charles C. Anderson is 202 North Court Street, Florence, Alabama 35630, and the address of Harold Anderson is 3101 Clairmont Road, Suite C, Atlanta, GA 30329.

Beneficial Stock Ownership of Management

The following table shows the number of shares of common stock beneficially owned as of September 17, 2013, by each director then serving in office, nominee for director (none at that date) and executive officer named in the Summary Compensation Table, and by the current directors and executive officers of the Company as a group.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Common Stock (1)
Gregory N. Roberts (2)	3,938,080	12.7%
Jeffrey D. Benjamin (3)	3,465,556	11.1%
Joel R. Anderson, Charles C. Anderson, Harold Anderson (4)	2,908,068	9.3%
Jess M. Ravich (6)	1,028,906	3.3%
William Montgomery (5)	994,650	3.2%
Ellis Landau	716,102	2.3%
John U. Moorhead	73,119	*
Paul Soth	23,564	*
Arthur Hamilton	—	*
Carol Meltzer	—	*
All Executive Officers and Directors, as a group (6)	13,148,045	42.3%

*Less than one percent

(1)
The percentages have been calculated based upon 31,113,401 shares of the Company's common stock outstanding as of September 17, 2013, and such calculations were made in accordance with Rule 13d-3(d)(1)(i) under the Exchange Act.

(2)	See footnote (3) to the table under the caption “Beneficial Ownership of Principal Stockholders of the Company” above.

(3)	See footnote (4) to the table under the caption “Beneficial Ownership of Principal Stockholders of the Company” above.

(4)	See footnote (6) to the table under the caption “Beneficial Ownership of Principal Stockholders of the Company” above.

(5)	Includes 710,980 shares held in a trust as to which Mr. Montgomery has no voting power and limited dispositive power, and as to which shares Mr. Montgomery disclaims beneficial ownership.

(6)
Includes 475,000 shares underlying options that are currently exercisable or become exercisable within 60 days, but excludes 430,000 shares underlying options that are not currently exercisable and will not become exercisable within 60 days and excludes 75,000 shares underlying RSUs that will not vest and be settled within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company’s Board of Directors has determined that the following members of the Board of Directors qualify as “independent” as that term is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards: Mr. Benjamin, Mr. Landau, Mr. Montgomery, Mr. Moorhead and Mr. Ravich,

Information regarding the Audit Committee and the independence of its members is incorporated into this item by reference to such information set forth in Item 10 above. The Board also has a Compensation Committee and a Nominating and Corporate Governance Committee. Messrs. Moorhead, Landau and Ravich serve on the Compensation Committee. Messrs. Ravich, Montgomery and Moorhead serve on the Nominating and Governance Committee.

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

During the year ended June 30, 2012, Afinsa consigned to Stack's-Bowers numismatic materials, which were sold at auction for $2.7 million.
The Company earned $0.3 million in related auction commission.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees	2013	2012
Audit (1)	$675,000	$—

(1)
Audit fees consisted of services rendered by the principal accountant for the audit and reviews of our annual and quarterly consolidated financial statements. Amounts disclosed only include the fees of KPMG LLP, our principal accountant for the current fiscal year ending June 30, 2013.

In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by the Company's principal accountants must be approved in advance by the Audit Committee. As provided in the Sarbanes-Oxley Act, all audit and non-audit services must be pre-approved by the Audit Committee in accordance with these policies and procedures. KPMG, LLP did not provide any non-audit services during the fiscal year 2013.

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

Date:	October 28, 2013	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Jeffrey D. Benjamin	Chairman of the Board	October 28, 2013
Jeffrey D. Benjamin

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	October 28, 2013
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	October 28, 2013
Paul Soth	(Principal Financial Officer)

/s/ Antonio Arenas	Director	October 28, 2013
Antonio Arenas

/s/ Jess M. Ravich	Director	October 28, 2013
Jess M. Ravich

/s/ Joel R. Anderson	Director	October 28, 2013
Joel R. Anderson

/s/ John U. Moorhead	Director	October 28, 2013
John U. Moorhead

/s/ Ellis Landau	Director	October 28, 2013
Ellis Landau

/s/ William Montgomery	Director	October 28, 2013
William Montgomery

EXHIBIT INDEX

Regulation S-K Exhibit Table Item No.	Description of Exhibit
31.1	Certification by the Chief Executive Officer. Filed herewith.
31.2	Certification by the Chief Financial Officer. Filed herewith.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.