Form 10-Q
period 2013-09-30
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2013-11-14
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

As of October 28, 2013, the registrant had 31,113,401 shares of Common Stock outstanding, par value $0.01 per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended September 30, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

	September 30, 2013	June 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$43,529	$23,643
Receivables and secured loans, net — trading operations	63,345	109,696
Accounts receivable and consignor advances, net — collectibles operations	16,468	12,347
Inventory, net	195,733	188,253
Prepaid expenses and other assets	2,496	2,306
Deferred tax assets	3,630	3,630
Total current assets	325,201	339,875
Property and equipment, net	14,391	13,908
Goodwill	4,884	4,884
Other purchased intangibles, net	6,134	6,317
Restricted cash	606	602
Income tax receivables	2,696	1,836
Deferred tax assets - non-current	3,387	3,387
Other assets	157	566
Total assets	$357,456	$371,375
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$81,658	$95,839
Liability on borrowed metals	13,308	20,117
Obligation under product financing arrangement	45,456	38,554
Accrued expenses and other current liabilities	9,586	10,693
Income taxes payable	7,783	6,364
Lines of credit	99,833	100,857
Debt obligations, current portion	163	161
Total current liabilities	257,787	272,585
Long term tax liabilities	9,361	9,322
Debt obligations, net of current portion	8,741	8,788
Other long-term liabilities	1,829	1,888
Total liabilities	277,718	292,583
Commitments and contingencies
Redeemable non-controlling interest, VIE	119	160
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized 40,000 shares; issued and outstanding: 30,848 and 30,909 at September 30, 2013 and June 30, 2013, respectively	308	309
Additional paid-in capital	206,687	206,655
Accumulated other comprehensive income	6,605	6,605
Accumulated deficit	(133,981)	(134,937)
Total stockholders’ equity	79,619	78,632
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$357,456	$371,375

See accompanying Notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Revenues:
Sales of precious metals	$1,492,113	$1,613,615
Collectibles revenues:
Sales of inventory	35,131	46,274
Auction services	7,556	4,978
Total revenues	1,534,800	1,664,867
Cost of sales:
Cost of precious metals sold	1,484,940	1,608,451
Cost of collectibles sold	33,729	43,417
Auction services expense	2,802	2,819
Total cost of sales	1,521,471	1,654,687
Gross profit	13,329	10,180
Operating expenses:
General and administrative	5,397	5,128
Salaries and wages	6,269	5,784
Depreciation and amortization	557	505
Total operating expenses	12,223	11,417
Operating income (loss)	1,106	(1,237)
Interest and other income (expense):
Interest income	1,634	2,188
Interest expense	(1,199)	(1,082)
Other income, net	49	139
Unrealized gain (loss) on foreign exchange	25	(675)
Total interest and other income	509	570
Income (loss) from continuing operations before provision for income taxes	1,615	(667)
Provision for income taxes (income tax benefit)	700	(16)
Income (loss) from continuing operations	915	(651)
Loss from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	—	(787)
Net income (loss)	915	(1,438)
Less: net loss (income) attributable to non-controlling interests	41	(84)
Net income (loss) attributable to Spectrum Group International, Inc.	$956	$(1,522)
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$0.03	$(0.02)
Basic - discontinued operations	$—	$(0.03)
Diluted - continuing operations	$0.03	$(0.02)
Diluted - discontinued operations	$—	$(0.03)
Basic - net income (loss)	$0.03	$(0.05)
Diluted - net income (loss)	$0.03	$(0.05)
Weighted average shares outstanding
Basic	30,918	32,783
Diluted	31,501	32,783

See accompanying Notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	September 30, 2013	September 30, 2012
Net income (loss) from continuing operations	$915	$(651)
Other comprehensive income before tax from continuing operations:
Foreign currency translation adjustments	—	586
Other comprehensive income before tax from continuing operations	—	586
Income tax expense (benefit) related to components of other comprehensive income from continuing operations	—	(138)
Other comprehensive loss, net of tax, from continuing operations	915	73
Other comprehensive income (loss), net of tax, from discontinued operations	—	(683)
Comprehensive loss	915	(610)
Less: comprehensive loss attributable to non-controlling interest	—	(84)
Comprehensive income (loss) attributable to Spectrum Group International, Inc.	$915	$(694)

See accompanying Notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity
Balance, June 30, 2013	30,909	$309	$206,655	$6,605	$(134,937)	$78,632
Net income	—	—	—	—	956	956
Share based compensation	—	—	144	—	—	144
Issuance of common stock for stock option exercise	12	—	33	—	—	33
Repurchase/retirement of common stock - former director	(73)	(1)	(145)	—	—	(146)
Balance, September 30, 2013	30,848	$308	$206,687	$6,605	$(133,981)	$79,619

See accompanying Notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
(in thousands)	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income (loss)	$915	$(1,438)
Loss from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	—	787
Income (loss) from continuing operations	915	(651)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	(25)	675
Depreciation and amortization	557	505
Provision for bad debts	—	42
Share based compensation	144	72
Gain on sale of Stamps business	—	(17)
Loss on abandonment of property and equipment	—	179
Changes in assets and liabilities:
Receivables and secured loans	46,375	(18,346)
Accounts receivable and consignor advances	(4,121)	(179)
Inventory	(7,480)	(26,741)
Prepaid expenses and other assets	219	(1,303)
Liabilities on borrowed metals	(6,809)	436
Accounts payable, consignor payables, accrued expenses and other liabilities	(15,288)	50,946
Income taxes receivable/payable	600	(2,593)
Deferred taxes and other long-term tax liabilities	—	(739)
Net cash provided by operating activities — continuing operations	15,087	2,286
Net cash used in operating activities — discontinued operations	—	(1,353)
Net cash provided by operating activities	15,087	933
Cash flows from investing activities:
Capital expenditures for property and equipment	(857)	(858)
Change in restricted cash	(4)	(22)
Cash transferred with sale of subsidiary	—	(3,935)
Divestiture of business	—	7,750
Net cash (used in) provided by investing activities — continuing operations	(861)	2,935
Net cash used in investing activities — discontinued operations	—	(22)
Net cash (used in) provided by investing activities	(861)	2,913
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	(1,024)	27,896
Repayments on notes payable and capital lease obligations	(105)	(27)
Obligation under product financing arrangement	6,902	(15,576)
Issuance of common stock	—	25,242
Retirement of repurchased Afinsa and Auctentia common stock and interest in Spectrum Precious Metals, Inc.	—	(51,178)
Repurchase of common stock	(146)	—
Proceeds from exercise of stock options	33	—
Repurchase of restricted stock	—	(1)
Net cash provided by (used in) financing activities — continuing operations	5,660	(13,644)
Net cash provided by (used in) financing activities — discontinued operations	—	—
Net cash provided by (used in) financing activities	5,660	(13,644)
Effects of exchange rate changes on cash	—	152
Net increase (decrease) in cash and cash equivalents	19,886	(9,646)
Cash and cash equivalents, beginning of period	23,643	25,305
Cash and cash equivalents, end of period	$43,529	$15,659
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$999	$965
Income taxes	$246	$3,099
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$—	$(573)

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

Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2013 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2013 Annual Report.

The condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant inter-company accounts and transactions including inter-company profits and losses, and inter-company balances have been eliminated in consolidation.

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

Consolidated Joint Ventures

The Company's condensed consolidated financial statements also include the financial results of Calzona Ventures, LLC ("Calzona"). Based on The Company's contractual arrangements with the members of Calzona, it has determined that Calzona is a variable interest entity, or VIE, for which The Company is the primary beneficiary and are required to consolidate in accordance with ASC subtopic 810-10, or ASC 810-10, Consolidation: Overall. Despite the Company's lack of greater than 50% member interest ownership, there exists a parent-subsidiary relationship between SGI and Calzona, whereby through contractual arrangements, the member interest holders of Calzona have effectively assigned all of their voting rights underlying their member interest in Calzona to the Company. In addition, through these agreements, the Company has the ability and intention to absorb all of the expected losses of Calzona (Note 13).
Business Segments
Trading Segment

The Company's trading business is conducted through its wholly-owned subsidiary, A-Mark Precious Metals, Inc. (“A-Mark”) and its subsidiaries. A-Mark is a full-service precious metals trading company. Its products include gold, silver, platinum and palladium for storage and delivery in the form of coins, bars, wafers and grain. The Company's trading-related services include financing, consignment, hedging and various customized financial programs.

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
European Operations
The European Operations (the “European Operations”) comprised European companies of the Stamps division (the “Stamps division”) of the Collectibles segment. The Stamps division was primarily engaged in the sale of philatelic (stamps) materials by auction. All but one of the European companies was sold on September 13, 2012. See discontinued operations, below (Note 3).

Discontinued Operations
In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of the European Operation are presented as discontinued operations in the condensed consolidated financial statements through the date of dissolution, as applicable (Note 3).

Stamps Division
On September 13, 2012, the Company completed the sale of its Stamps division for approximately $7.8 million and recognized a gain on sale of $0.02 million (Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the three months ended September 30, 2013. See Note 2 to the Company's consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.

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

Cash Equivalents
The Company considers all highly liquid investments with remaining maturities of three months or less, when purchased, to be cash equivalents. The Company had $185,000 of cash equivalents as of September 30, 2013 and June 30, 2013.

Restricted Cash
During the fourth quarter of fiscal 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1.1 million of cash in escrow consisting of $0.8 million for building improvements and a leasing reserve totaling $0.3 million. As of September 30, 2013, the Company had remaining restricted cash of $0.6 million, consisting of $0.25 million for building improvements and $0.35 million for leasing reserve. During the three months ended September 30, 2013, the Company spent $0 and added $4,169 of restricted cash for building improvements.

Inventories
Trading Inventories

Inventories principally include bullion and bullion coins and are stated at published market values plus purchase premiums paid by the Company on acquisition of the metal. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 11). Market risk gains (losses) are generally offset by the results of hedging transactions, which have been reflected as net (gain) loss on derivative instruments, which is a component of cost of precious metals sold in the condensed consolidated statements of operations. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash, and the corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets. The Company mitigates market risk of its physical inventories through commodity hedge transactions.

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

Inventory includes amounts for obligations under product financing agreements. A-Mark entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted under this agreement and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet under obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of Cost of precious metals sold.

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

The Company has agreements with certain suppliers and employees to share the net profits or losses attributable to the sale of specified items of inventory. The Company determines the selling price of the inventory and acts as the principal in these transactions; taking title to the inventory and bearing risk of loss, collection, delivery and return. The cost associated with the profit sharing is reflected in cost of collectibles sold for suppliers and salaries and wages expense for employees in the condensed consolidated statements of operations.

Derivative Financial Instruments
The Company’s inventory, purchase and sale commitments transactions consist of precious metals bearing products. The value of these assets and liabilities is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of the Company's commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balance of the Company derivative instruments are reported on Note 11.

Commodity futures and forward contract transactions are recorded at fair value on the trade date.

Open futures and forward contracts are reflected in receivables or payables in the condensed consolidated balance sheet as the difference between the original contract value and the market value; or at fair value. The change in unrealized gain (loss) on open contracts from one period to the next is reflected in net (gain) loss on derivative instruments, which is a component of cost of precious metals sold in the condensed consolidated statements of operations.

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

The Company records the difference between market value and trade value of the underlying commodity contracts as a derivative asset or liability, as well as recording an unrealized gain or loss on derivative instruments in the Company's consolidated statements of operations. During the three months ended September 30, 2013, the Company recorded a net unrealized loss on open future commodity and forward contracts and open purchase and sale commitments of $15.9 million and a net realized loss on future commodity contracts of $1.7 million. During the three months ended September 30, 2012, the Company recorded a net unrealized gain on open future commodity and forward contracts and open purchase and sale commitments of $41.0 million and a net realized loss on future commodity contracts of $20.8 million.

Goodwill and Other Purchased Intangible Assets
The Company evaluates goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. There were no impairment charges to the Company's goodwill and purchased intangibles during the three months ended September 30, 2013 or 2012.

The Company utilizes the discounted cash flow method to determine the fair value of its Stack's-Bowers Numismatics, LLC ("SBN") reporting unit. In calculating the implied fair value of the reporting unit's goodwill, the present value of the reporting unit's expected future cash flows is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the present value of the reporting unit's expected future cash flows over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. In calculating the implied value of the Company's trade names, the Company uses the present value of the relief from royalty method.

Estimates critical to these calculations include projected future cash flows, discount rates, royalty rates, customer attrition rates and foreign exchange rates. Imprecision in estimating unobservable market inputs can impact the carrying amount of assets in the balance sheet. Although the Company believes its valuation methods are appropriate, the use of different methodologies or assumptions to determine the fair value of certain assets could result in a different estimate of fair value at the reporting date.

Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the three months ended September 30, 2013 and 2012, no impairment of long-lived assets was identified.

Consolidated Joint Ventures

The Company includes in its condensed consolidated financial statements the results of operations and financial position of joint ventures which are VIEs in which the Company or its wholly-owned subsidiary are the primary beneficiaries (Note 13). The joint ventures consist of
Calzona.

In determining that the Company or its subsidiaries is the primary beneficiary, the Company evaluated both qualitative and quantitative considerations of the VIE, including, among other things, its capital structure, terms of contracts between the Company and its subsidiaries and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE.

Consignor Advances and Payables
Consignor advances are cash advances on inventory consigned from a third party for sale by the Company at a later date at which time the advance will be deducted from the proceeds due to the consignors if and when such inventory is sold. Consignor advances are short-term in duration and typically bear interest at prevailing rates. Consignor payables represent amounts due to consignors for the sale of their inventory by the Company. Such amounts do not bear interest.

Revenue Recognition
Trading Segment

Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or determinable, no obligations remain and collection is probable. The Company records sales of precious metals upon the transfer of title, which occurs upon receipt by customer. The Company records revenues from its metal assaying and melting services after the related services are completed, and the effects of forward sales contracts are reflected in revenue at the date the related precious metals are delivered or the contracts expire.

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes the sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivatives at the trade date with corresponding unrealized gains or losses which are reflected in the cost of precious metals sold in the condensed consolidated statements of operations. The Company adjusts the derivatives to fair value on a daily basis until the transactions are physically settled. Sales are recognized in the condensed consolidated statements of operations.

Collectibles Segment

The Company's Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.

Auction Sales

In its role as auctioneer, the Company functions as an agent accepting properties on consignment from its selling clients. The Company sells properties as an agent of the consignors, billing the buyers for properties purchased, receiving payments from the buyers, and remitting to the consignors their portion of the buyers' payments after deducting the Company's commissions, expenses, applicable taxes and advances. Throughout this process, the Company does not take title to the properties consigned to it and risk of loss transfers from the consignor directly to the buyer of properties purchased. The Company's commissions include those earned from the buyers (“buyers' premium revenue”) and those earned from the consignors (“sellers' commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction. The Company recognizes revenues, in the manner discussed in the following paragraph, from the buyers' premiums and sellers' commissions upon delivery of property sold at auction for owned property and at the close of the auction for consigned property. Commissions earned for the three months ended September 30, 2013 and 2012, totaled $7.6 million and $5.0 million, respectively.

The Company currently recognizes revenue as follows:

1.
For auctions of consigned product, revenue is recognized upon delivery of the related service elements. The first service element in the auction of consigned product consists of cataloging, appraising, preparation and performance of the auction. Revenue related to this element is recognized upon completion of the auction. The second service element relates to the processing, packaging and delivery of the sold consigned product and the collection of the sales consideration on behalf of the consignor. Revenue related to this element is recognized upon cash receipt from the purchaser, and coincides with delivery of the consigned product to the purchaser. Since each delivered service element has standalone value to the customer and delivery or performance of any undelivered service elements is probable, revenue is allocated to each separate unit of accounting based on the relative selling price of the element as a result of the lack of reliable vendor specific objective evidence or third-party evidence of the selling price. Significant inputs in determining the selling price of each service element include time employees spent working on these elements and their cost plus a markup.

2.
For auctions of owned product, revenue is recognized when title of the product passes to the customer upon delivery, which, based on Company operational policies, usually occurs when the sales consideration is collected.

3.	For the wholesale sale of owned products, revenue is recognized upon the transfer of title to the customer, which occurs upon delivery.

The Company does not provide guarantees with respect to the authenticity of property offered for sale at its live auctions, however it does authenticate the materials sold via its Internet auctions. All property presented for sale at live auction is sold as genuine and as described by the Company in its auction catalogues. In the event that auctioned property is deemed to be other than authentic (in the opinion of a competent authority mutually acceptable to the buyer and the Company), the Company refunds the purchase price if returned within a specified time period. Historically, returns have not been material and the Company sells large collections on an “as is” basis.

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

Stock Based Compensation
The Company has equity plans that provide for the awards of restricted stock, stock options and other equity grants to officers, employees, non-employee directors and consultants (Note 15). The Company recognizes stock-based compensation expense in accordance with ASC Topic 718, Stock Compensation, based on the fair value of the stock award on the grant date, net of estimated forfeitures, recognized ratably over the service period of the award. The fair value of restricted stock grants is based on the quoted market price at the date of grant. The fair value of stock option grants is calculated using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under Topic 718 of the ASC. The Black-Scholes valuation model requires the input of subjective assumptions including estimating the length of time employees will retain their stock options before exercising them (the “expected term”), the estimated volatility of the common stock price over the expected term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in these subjective assumptions can materially affect the estimate of stock-based compensation and, consequently, the related amount recognized as an expense in the condensed consolidated statements of operations. As required under the accounting rules, the Company reviews its valuation assumptions at each grant date and, as a result, is likely to change its valuation assumptions used to value employee stock-based awards granted in future periods. The estimation of stock awards that will ultimately vest requires significant judgment. Actual results, and future changes in estimates, may materially differ from the Company's current estimates.

Marketing
Marketing, advertising and promotion costs are expensed as incurred. Marketing, advertising and promotion expenses were $0.2 million and $0.4 million, respectively, for the three months ended September 30, 2013 and September 30, 2012.

Shipping and Handling
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $1.9 million and $1.1 million for the three months ended September 30, 2013 and September 30, 2012, respectively, and are included in general and administrative expenses in the condensed consolidated statements of operations.

Income Taxes
The Company estimates its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The total unrecognized tax benefit is $27.7 million; $9.4 million of this amount is presented as an accrued liability in the consolidated balance sheet as of September 30, 2013 and is presented within deferred and other long-term tax liabilities. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes (income tax benefit) in the condensed consolidated statements of operations.

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

Changes in recognized tax benefits and changes in valuation allowances could be material to the Company's results of operations for any period, but is not expected to be material to the Company's consolidated financial position

The Company files a consolidated federal income tax return and combined or consolidated state income tax returns in various state jurisdictions. In addition, certain of the Company's subsidiaries file separate income tax returns in various state and foreign jurisdictions.

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of the accounting principles in this update is not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset unless it is more likely than not that the asset is impaired. The ASU, which applies to all entities, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The Company adopted this guidance in the first quarter of fiscal year 2013, as allowed by the early adoption provisions within the guidance. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments are effective for annual and interim periods beginning on or after January 1, 2013. The Company adopted this guidance in the third quarter of fiscal year 2013. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, the objective of which is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, requiring that all non-owner changes in stockholder's equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except as it pertains to reclassifications out of accumulated other comprehensive income. The FASB has deferred such changes in ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which was issued in December 2011. The adoption of the accounting principles in these updates did not have a material impact on the Company's consolidated financial position or results of operations. The FASB issued ASUpdate No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to address concerns raised in the initial issuance of ASU 2011-05, Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement.  With the issuance of ASU 2013-02 entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. The Company adopted this guidance in the first quarter of fiscal year 2014. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

3. DISCONTINUED OPERATIONS
Stamps Division
On September 13, 2012, the Company completed the sale of its Stamps division for approximately $7.8 million, of which $400,000 was held in escrow. During the three months ended September 30, 2013, the Company received all escrow funds. The Company recorded a gain on sale of $0.02 million from the transaction. In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of the Stamps division are now presented in the condensed consolidated financial statements as discontinued operations.

The following results of operations of the Stamps division have been presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

	Three Months Ended
in thousands	September 30, 2013	September 30, 2012
Revenues	$—	$185
Loss from discontinued operations:
Loss from discontinued operations, excluding taxes and gain on sales of assets	—	(1,080)
Income tax benefit	—	(293)
Loss from discontinued operations	$—	$(787)

4.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the three months ended September 30, 2013 and 2012 are listed below:

	Three Months Ended
	September 30, 2013		September 30, 2012

in thousands	Amount	Percent	Amount	Percent
Total Trading segment revenue	$1,492,113	100.0%	$1,613,615	100.0%
Trading segment customer concentrations
Customer A	$312,545	20.9%	$95,219	5.9%
Customer B	168,680	11.3	13,119	0.8
Customer C	24,427	1.6	527,416	32.7
Total	$505,652	33.9%	$635,754	39.4%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $34.2 million and $35.6 million of secured loans as of September 30, 2013 and June 30, 2013, respectively, are listed below:

	September 30, 2013		June 30, 2013

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$22,641	100.0%	$58,777	100.0%
Trading segment customer concentrations
Customer B	$—	—%	$44,185	75.2%
Customer D	—	—	8,593	14.6
Total	$—	—%	$52,778	89.8%

Customers providing 10 percent or more of the Company's Trading segments' secured loans as of September 30, 2013 and June 30, 2013, respectively, are listed below:

	September 30, 2013		June 30, 2013

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$34,208	100.0%	$35,585	100.0%
Trading segment customer concentrations
Customer E	$13,286	38.8%	$15,800	44.4%
Customer F	3,909	11.4	3,659	10.3
Total	$17,195	50.3%	$19,459	54.7%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the three months ended September 30, 2013 and 2012 and as of September 30, 2013 and June 30, 2013, the Collectibles segment had no reportable concentrations.

5.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of September 30, 2013 and June 30, 2013:

in thousands	September 30, 2013	June 30, 2013

Customer trade receivables	$1,966	$38,154
Wholesale trade advances	2,604	20,623
Secured loans	34,208	35,585
Due from other brokers and other	18,071	—
Subtotal	56,849	94,362
Less: allowance for doubtful accounts	(30)	(104)
Subtotal	56,819	94,258
Derivative assets — futures contracts	4,496	14,967
Derivative assets — forward contracts	2,030	471
Receivables and secured loans, net — trading operations	$63,345	$109,696
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of September 30, 2013 and June 30, 2013, the loans carried average effective interest rates of 8.0% and 8.0%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
On September 27, 2013, CFC paid $350 thousand to a borrower of CFC in exchange for the right to assume a portfolio of short-term loan receivables totaling $12.8 million. The loans were used to satisfy the existing outstanding loan totaling $12.8 million with the borrower of CFC. The receivables were originated by the borrower and this transaction resulted in the assignment of those receivables to CFC. This premium will be amortized ratably as loans pay off. The loans are due on demand with the option to extend maturities for 180 days. No loans were repaid as of September 30, 2013 and for the three months ended September 30, 2013 no amortization was recorded.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of September 30, 2013 and June 30, 2013:

in thousands	September 30, 2013	June 30, 2013

Auction and trade	$15,509	$10,827
Secured loan	1,258	1,258
Derivative assets — future contracts	—	569
Subtotal	16,767	12,654
Less: allowance for doubtful accounts	(299)	(307)
Accounts receivable and consignor advances, net — collectibles operations	$16,468	$12,347
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Typically, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advances receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and records allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of September 30, 2013 and June 30, 2013 is adequate.

Activity in the allowance for doubtful accounts for the Trading and Collectible segments for the three months ended September 30, 2013 and year ended June 30, 2013 are as follows:

in thousands	September 30, 2013	June 30, 2013

Beginning balance	$411	$1,294
Provision for losses	—	(396)
Charge-offs to reserve	(82)	(488)
Foreign currency exchange rate changes	—	1
Ending balance	$329	$411

Net charge-offs for the three months ended September 30, 2013 and 2012 totaled $82,000 and $19,000, respectively.

Credit Quality of Financing Receivables and Allowance for Credit Losses
The Company applies a systematic methodology to determine the allowance for credit losses for finance receivables. Based upon the Company's analysis of credit losses and risk factors, secured commercial loans are its sole portfolio segment. This is due to the fact that all loans are very similar in terms of secured material, method of initial and ongoing collateral value determination and assessment of loan to value determination. Typically, the Company's finance receivables within its portfolio have similar credit risk profiles and methods for assessing and monitoring credit risk.
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
The Company's classes, which align with management reporting, are as follows:

in thousands	September 30, 2013		June 30, 2013

Bullion	$19,887	58.1%	$21,993	61.8%
Collectibles	14,321	41.9	13,592	38.2
Total secured loans	$34,208	100.0%	$35,585	100.0%

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
There were no impaired loans as of September 30, 2013 and one impaired loan of $70,000 as of June 30, 2013.

Credit quality of loans
All interest is due and payable within 30 days. A loan is considered past due if interest is not paid in 30 days or collateral calls are not met timely. Loans are considered non performing when customers are in default for any interest past due over 30 days and for unsatisfied collateral calls. When this occurs the loan collateral is typically liquidated within 90 days.
Non-performing loans have the highest probability for credit loss. The allowance for credit losses attributable to non-performing loans is based on the most probable source of repayment, which is normally the liquidation of collateral. In determining collateral value, the Company estimates the current market value of the collateral and considers credit enhancements such as additional collateral and third-party guarantees. Due to the accelerated liquidation terms of the Company's loan portfolio all past due loans are liquidated within 90 days of default.

Further information about the Company's credit quality indicators includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	September 30, 2013		June 30, 2013

Loan-to-value of 75% or more	$3,354	9.8%	$3,764	10.6%
Loan-to-value of less than 75%	30,854	90.2	31,821	89.4
Total	$34,208	100.0%	$35,585	100.0%

No loans have a loan-to-value in excess of 100% at September 30, 2013 and June 30, 2013.

6.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of September 30, 2013 and June 30, 2013 was $4.8 million and $1.8 million, respectively. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (Note 11). For the three months ended September 30, 2013 and 2012, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $2.6 million and $11.8 million, respectively. These unrealized gains (losses) are included in cost of precious metals sold in the accompanying condensed consolidated statements of operations. Such gains (losses) are generally offset by the results of hedging transactions, which have been reflected as a net gain (loss) on derivative instruments, which is a component of cost of precious metals sold in the condensed consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. A corresponding obligation related to metals borrowed is reflected on the condensed consolidated balance sheets for $13.3 million and $20.1 million as of September 30, 2013 and June 30, 2013, respectively. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions.
The Trading segment's inventories also include amounts for obligation under a product financing arrangement. The Company entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted under this agreement and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet under obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of precious metals sold. Such obligation totaled $45.5 million and $38.6 million as of September 30, 2013 and June 30, 2013 respectively (See Note 10).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of September 30, 2013 and June 30, 2013 totaled $3.4 million and $2.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

The Collectibles segment's inventories are stated at the lower of cost or management's estimate of net realizable value, and are accounted for under the specific identification method in which the value is calculated based on a detailed physical count of the inventory and the cost on the purchase date. In instances where bulk purchases are made, the cost allocation is based on the relative market values of the respective goods. The Company reviews the age and turnover of its inventory quarterly to determine whether any inventory has declined in value, and incur a charge to operations for such declines. The Company records write-downs based on two methodologies; specific write-downs on certain items based on declines in the marketplace, and estimated write-downs based on inventory aging depending on the category and type of inventory (where such percentages are supported by historical experience). If actual market conditions are less favorable than those projected by the Company and its estimates prove to be inaccurate, additional write-downs or adjustments may be required.
The Company has agreements with certain suppliers and employees to share the net profits or losses attributable to the sale of specified items of inventory. The Company determines the selling price of the inventory and acts as the principal in these transactions; taking title to the inventory and bearing risk of loss, collection, delivery and return. The cost associated with the profit sharing is reflected in cost of collectibles sold for suppliers and salaries and wages expense for employees in the condensed consolidated statements of operations.

Inventories as of September 30, 2013 and June 30, 2013 consisted of the following:

in thousands	September 30, 2013	June 30, 2013

Trading	$175,367	$162,378
Collectibles	20,366	25,875
Net inventory	$195,733	$188,253

7. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The carrying values of goodwill by business segment as of September 30, 2013 and June 30, 2013 are described below:

in thousands	Trading	Collectibles	Total
Balance as of June 30, 2013
Goodwill	$4,884	$5,363	$10,247
Accumulated impairment losses	—	(5,363)	(5,363)
	4,884	—	4,884
Balance as of September 30, 2013
Goodwill	4,884	5,363	10,247
Accumulated impairment losses	—	(5,363)	(5,363)
	$4,884	$—	$4,884

Cumulative goodwill impairment totaled $5.4 million as of September 30, 2013 and June 30, 2013. There were no impairment charges to the Company's goodwill and purchased intangibles during the three months ended September 30, 2013 or September 30, 2012. In the fourth quarter of fiscal 2013, the Company had recorded the impairment charges primarily due to the operating loss incurred in SBN and management's evaluation of economic conditions and projected future performance in the business.
Other Purchased Intangibles, Net
The carrying value of other purchased intangibles as of September 30, 2013 and June 30, 2013 is as described below:

		September 30, 2013				June 30, 2013

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,479	$—	$(798)	$2,681	$3,479	$—	$(798)	$2,681
Customer lists	5 - 15	9,057	(5,201)	(419)	3,437	9,057	(5,019)	(419)	3,619
Non-compete and other	0 - 4	2,270	(2,254)	—	16	2,270	(2,253)	—	17
Purchased intangibles subject to amortization		11,327	(7,455)	(419)	3,453	11,327	(7,272)	(419)	3,636
		$14,806	$(7,455)	$(1,217)	$6,134	$14,806	$(7,272)	$(1,217)	$6,317

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the three months ended September 30, 2013 and 2012 was $0.2 million and $0.2 million, respectively. On November 23, 2010, Bowers and Merena Auctions, LLC (“B&M”) purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists.

Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,
2014 (remaining 9 months)	$683
2015	567
2016	518
2017	477
2018	450
Thereafter	758
Total	$3,453

8.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable and consignor payables consist of the following:

in thousands	September 30, 2013	June 30, 2013

Trade payable to customers and consignor payables	$35,018	$8,094
Advances from customers	23,916	31,026
Liability on deferred revenue	9,269	14,985
Net liability on margin accounts	8,162	6,636
Due to brokers	5,010	4,985
Derivative liabilities — open purchases and sales commitments	283	30,113
	$81,658	$95,839

9.	INCOME TAXES

The Company uses an estimated annual effective tax rate, which is based on expected annual income, statutory tax rates and tax planning opportunities available in the various jurisdictions in which the Company operates, to determine its quarterly provision for income taxes. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability in the effective tax rates from quarter to quarter.

Income tax provision/(benefit) on continuing operations for the three months ended September 30, 2013 and 2012 consists of the following:

	Three Months Ended
	September 30, 2013	September 30, 2012
U.S.	$570	$104
Foreign	130	(120)
Provision for income taxes (income tax benefit) — continuing operations	$700	$(16)

The effective tax rate for the three months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended
	September 30, 2013	September 30, 2012
Effective tax rate	43.34%	2.40%

The effective tax rate varies significantly from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials.
In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the three months ended September 30, 2013, the Company concluded that, with the exception of foreign tax credits which require foreign source income to be reported in the U.S., certain state net operating loss carryforwards, and capital loss carryforward, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. The Company based this conclusion on historical and projected operating performance, as well as its expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. There was no change to the valuation allowance recorded during the three months ended September 30, 2013.
The Company will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $8.9 million as of September 30, 2013 and June 30, 2013 respectively.
The non-current income tax receivable as of June 30, 2013 represents a $1.2 million carry-back claim for the 2007 taxable year, a $1.5 million carry-back claim for the 2008 taxable year, alternative minimum tax liability of $0.2 million related to the 2010 taxable year, and a balance due of $0.7 million related to the 2011 taxable year. The Company intends to effect the filing of such claims upon completion of the Internal Revenue Service (IRS) examination (discussed below).
As of September 30, 2013, the Company had $27.7 million of unrecognized tax benefits and $2.1 million relating to interest and penalties. Of the total unrecognized tax benefits, $27.7 million would reduce the Company's effective tax rate, if recognized. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.04 million during the three months ended September 30, 2013 and $0.1 million during the three months ended September 30, 2012.

Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the Internal Revenue Service ("IRS"). The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004 through 2010 and by other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, examinations have either been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. The Company's Spanish operations are currently under examination as discussed below. For the Company's remaining foreign operations, examinations have either been completed by the tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2003. As of June 30, 2013 the Company anticipates closing the IRS examination within the next 12 months. Closing the IRS examination would materially impact the amount of unrecognized tax benefits. However, the Company is not able to predict the outcome of the IRS examination at this time.

IRS and New York State Tax Audits
Audits of SGI's tax returns for fiscal 2004 through fiscal 2010 are currently under exam with the IRS. These audits are ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability. In March 2008, the New York State Department of Taxation and Finance began an audit of the Company's tax returns for fiscal 2005, 2006 and 2007. These audits were concluded on June 2, 2011 and the New York State Department of Taxation and Finance accepted the return(s) as filed. The Company has been notified by the New York State Department of Taxation of their intent to audit the Company's tax returns for fiscal 2010 and 2011. The Company is unable to determine the outcome at this time.
Tax Investigation in Spain
On November 17, 2005, the Spanish tax authorities commenced a tax examination of the Company's subsidiary, Central de Compras Collectionables, S.L.U. ("CdC"). This examination, which now covers all periods from fiscal 2003 through fiscal 2006, is ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability.

10.	FINANCING AGREEMENTS

The Company has the following amounts outstanding under financing agreements as of September 30, 2013 and June 30, 2013:

in thousands	September 30, 2013	June 30, 2013
Liability on borrowed metals	$13,308	$20,117
Obligation under product financing agreement	$45,456	$38,554
Lines of credit:
Trading credit facility	$99,700	$95,000
Collectibles credit facility	—	5,000
SBN credit facility	133	857
Total lines of credit	$99,833	$100,857
Debt obligations:
Note payable for building, plus accrued interest	$6,229	$6,263
Note payable for repurchase of minority interest	2,675	2,675
Earn-out related to Stack's LLC minority interest repurchase	1,063	1,063
Other liabilities	765	836
Total debt obligations	$10,732	$10,837

Liability on Borrowed Metals
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $13.3 million and $20.1 million as of September 30, 2013 and June 30, 2013, respectively. Certain of these metals are secured by letters of credit issued under A-Mark's borrowing facility, which totaled $0.0 million and $9.0 million as of September 30, 2013 and June 30, 2013, respectively.

Obligation Under Product Financing Arrangement
A-Mark entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within "Obligation Under Product Financing Arrangement". The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of precious metals sold in the condensed consolidated statements of operations. Such obligation totaled $45.5 million and $38.6 million as of September 30, 2013 and June 30, 2013, respectively.

Lines of Credit
Trading Credit Facility
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of September 30, 2013, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.18% and 0.19% as of September 30, 2013 and June 30, 2013, respectively. Borrowings are due on demand and totaled $99.7 million and $95.0 million for lines of credit and $0.0 million and $9.0 million for letters of credit at September 30, 2013 and at June 30, 2013, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $70.3 million and $66.0 million at September 30, 2013 and June 30, 2013, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of September 30, 2013 was $42.0 million and $66.1 million, respectively. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Interest expense related to A-Mark’s borrowing arrangements totaled $1.0 million and $0.9 million for the three months ended September 30, 2013 and 2012 respectively.

Collectibles Credit Facility
In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), B&M, and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line of credit (the “Collectibles Credit Facility”) up to a maximum of $5.0 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI and B&M, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate of 4.75%, which is subject to change. As of September 30, 2013 and June 30, 2013 borrowings are due on demand and totaled $0.0 million and $5.0 million, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of September 30, 2013, the total amount borrowed with this lender was $18.0 million, which consisted of $18.0 million by A-Mark and $0.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of September 30, 2013 and June 30, 2013 were $5.0 million and $0.0 million, respectively.

Interest expense related to SNI's borrowing arrangements totaled $44,000 and $35,000 for the three months ended September 30, 2013 and 2012, respectively.

SBN Credit Facility
SBN has a Revolving Credit Facility with its related party effective on January 1, 2011 and amended on April 28, 2011. This Revolving Credit Facility entitled SBN to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of September 30, 2013 and June 30, 2013, SBN had borrowed $0.1 million and $0.9 million, and incurred interest expense of $0 and $18,000 for the three months ended September 30, 2013 and 2012.

Other Debt Obligations
Note Payable for Acquired Assets
On November 23, 2010, B&M purchased certain assets of Summit Rare Coins for $0.3 million which was reflected as an increase to customer lists (Note 7) with a corresponding increase to note payable of $0.3 million. The note bears interest at the rate of 6.0% per annum. The note previously matured on March 31, 2013. The note was extended and now matures on March 31, 2014, at which time the then outstanding principal balance of the note and accrued interest are due and payable in full. As of September 30, 2013 and June 30, 2013 the outstanding principal balance was $0.1 million and $0.1 million, and interest expense was $4,000 and $5,000 for the three months ended September 30, 2013 and 2012, respectively.

Note Payable for Repurchase of Minority Interest

On April 30, 2013, the Company, through its subsidiaries B&M and SBN, purchased the remaining 49% non-controlling interest in SBN/dba Stack's Bowers Galleries. As a result of this transaction, which was effective as of April 1, 2013, SBN/dba Stack's Bowers Galleries is now wholly owned by the Company. The purchase price consisted of $2.3 million in cash and $2.7 million evidenced by promissory note, bearing interest at 5.5% per annum and maturing on April 1, 2015. The Company is a primary obligor on the note, which is interest-only until maturity. In addition, the Company agreed to pay the seller, Stack's, LLC, an earn-out based on the performance of Stack's Bowers Galleries for its fiscal years ending June 30, 2014, 2015 and 2016 (see Note 15). Per the earn-out agreement, the Company is to pay Stacks, LLC. 40% of the pre-tax net profit of SBN in excess of $2.2 million for each of the fiscal years. As of September 30, 2013 and June 30, 2013, the outstanding principal balance of the note was $2.7 million, respectively. For the three months ended September 30, 2013 and 2012 interest expense was $0.04 million and $0.0 million, respectively. The Company also recorded a liability of $1.1 million as of June 30, 2013 in connection with the earn-out. The Company evaluated the earn-out as of September 30, 2013 and no changes were necessary.

Note Payable for Building
On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.3 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.5 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of September 30, 2013 and June 30, 2013, the outstanding principal balance with accrued interest was $6.2 million and $6.3 million, respectfully, and interest expense was $88,000 and $89,000 for the three months ended September 30, 2013 and 2012, respectfully.

The following table represents future obligations pertaining to the principal payments on the McGaw note:

Years ended June 30,	Amount

in thousands
2014 (remaining nine months)	$108
2015	6,102
Total	$6,210

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5 and 8). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains(losses) on derivative instruments in the condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012 were $(17.6) million and $20.2 million, respectively, and recorded to cost of goods sold.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forward and futures contracts is as follows at September 30, 2013 and at June 30, 2013:

in thousands	September 30, 2013	June 30, 2013
Trading Inventory, net	$175,367	$162,378
Less unhedgable inventory:
Premium on metals position	(4,824)	(1,787)
Subtotal	170,543	160,591
Commitments at market:
Open inventory purchase commitments	352,850	461,883
Open inventory sale commitments	(133,218)	(272,044)
Margin sale commitments	(15,163)	(13,651)
In-transit inventory no longer subject to market risk	(9,872)	(24,221)
Unhedgable premiums on open commitment positions	2,459	2,107
Inventory borrowed from suppliers	(13,308)	(20,117)
Product financing obligation	(45,456)	(38,554)
Advances on industrial metals	(1,225)	33
Inventory subject to price risk	307,610	256,027
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	162,843	84,999
Precious metals futures contracts at market values	147,022	171,272
Total market value of derivative financial instruments	309,865	256,271
Net inventory subject to price risk	$(2,255)	$(244)

in thousands	September 30, 2013	June 30, 2013
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(2,255)	$(244)
Open inventory sale commitments with affiliates	1,459	(1,402)
Open inventory purchase commitments with affiliates	(97)	1,282
Net inventory subject to price risk, A-Mark stand-alone basis	$(893)	$(364)
The unhedgable premium on open commitment positions is equal to total premium less hedgable premium, where the premium value is based upon a percentage of the underlying bullion value. At September 30, 2013, total premium on open commitment positions was $2.5 million, of which zero was deemed hedgable. At June 30, 2013, total premium on open commitment positions was $2.1 million, of which zero was deemed hedgable.
At September 30, 2013 and June 30, 2013, the Company had the following outstanding commitments:

in thousands	September 30, 2013	June 30, 2013

Purchase commitments	$352,850	$461,883
Sale commitments	(133,218)	(272,044)
Open forward contracts	162,843	84,999
Open futures contracts	147,022	171,272
The Company uses forward contracts and futures contracts to protect its inventories from market exposure.

At September 30, 2013 and June 30, 2013, the Company had outstanding purchase commitments of $352.9 million and $461.9 million, respectively, and outstanding sale commitments of $(133.2) million and $(272.0) million, respectively, arising in the normal course of business; purchase commitments related to open forward contracts totaling $162.8 million and $85.0 million, respectively; and purchase and sale commitments related to open futures contracts totaling $147.0 million and $171.3 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.

At September 30, 2013 the net inventory subject to price risk of A-Mark on a stand-alone basis totaled $(0.9) million.
The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2013 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At September 30, 2013, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

12. RELATED PARTY TRANSACTIONS

Royalties to Former Owner
As part of the A-Mark sale agreement dated July 15, 2005, the former owner is paid royalties for his portion of income earned on a specific type of transaction. The Trading segment accrual for royalties was $359,000 and $312,000 as of September 30, 2013 and June 30, 2013, respectively.
Transactions with Directors and Officers
From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase and consignment is made under substantially the same conditions that are applicable to third parties. During the three months ended September 30, 2013 and 2012, the Company's officers and directors purchased from and sold to the Company bullion and numismatic products totaling $2.4 million and $29,000 respectively.
Securities Purchase Agreement
On September 25, 2012, the Company purchased from Afinsa and Auctentia a total of 15,609,796 shares of common stock, as a result of which the combined holdings of Afinsa and Auctentia was reduced from 57% to 9.9% of the Company's common stock outstanding. In addition, the Company purchased from Auctentia 20% of the shares of the Company's subsidiary Spectrum PMI, Inc., which is the holding company for the Company's A-Mark Precious Metals, Inc. trading subsidiary. As a result, Spectrum PMI is now wholly owned by the Company. The purchase of the securities was pursuant to a Securities Purchase Agreement, dated March 5, 2012, as amended, among the Company, Afinsa and Auctentia, and the aggregate purchase price, including interest and other charges, was $51.18 million. The purchase price was funded through the proceeds of a rights offering and private placement of shares of common stock, which also closed on September 25, 2012, as well as the Company's cash on hand, resulting in a net impact to working capital of $25.6 million in cash and cash equivalents. The Company sold 12,004,387 shares in the rights offering at a price of $1.90 per share, for aggregate proceeds of $22.31 million, and 1,426,315 shares in the private placement at a price of $1.90 per share, for aggregate proceeds of $2.70 million. In connection with the purchase of the securities from Afinsa and Auctentia, and in accordance with the terms of the Securities Purchase Agreement, George Lumby, a representative of Afinsa, resigned from the Company's board of directors. Antonio Arenas, Afinsa's other representative on the board, resigned his position as executive chairman, but remains a director of the Company. As provided in the Securities Purchase Agreement, Mr. Arenas will resign from the board when Afinsa and Auctentia collectively cease to hold at least 5% of the Company's common stock. The Company agreed in the Securities Purchase Agreement to use its reasonable commercial efforts to assist Afinsa and Auctentia to sell their remaining shares of common stock in an orderly manner that will be non-disruptive to the public market for the common stock and that is intended to facilitate a sale at prices acceptable to Afinsa and Auctentia.

As of September 30, 2013, there are outstanding 30.8 million shares of common stock, of which 3.0 million shares are owned by Afinsa and Auctentia. Accordingly, Afinsa and Auctentia may be deemed to no longer control the Company.

Other Transactions with Afinsa
On June 27, 2011, the Company and Afinsa entered into a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Köhler Auktionshaus GmbH and Heinrick Köhler Briefmarkenhandel acted as the auctioneer for the sale of the philatelic materials owned by Afinsa. During the three months ended September 30, 2013 and 2012 respectively, Heinrich Köhler Auktionshaus GmbH and Heinrich Köhler Briefmarkenhandel earned zero and $57,000 in related auction commissions.

13.	NON-CONTROLLING INTERESTS

Calzona
On January 12, 2012, SNI formed Calzona with an outside partner for the purpose of selling precious metals and coins via the internet. SNI and the outside partner each contributed $150,000 to Calzona in exchange for a 35% and 65% interest, respectively. The outside partner's interest is redeemable after five years at fair value and accordingly is classified as temporary equity in the condensed consolidated balance sheets. The Company has included in the condensed consolidated financial statements the financial position and results of operations of Calzona, a VIE, since SNI is the primary beneficiary. The Company recognizes the changes in the redemption value immediately as they occur and adjusts the carrying amount of the instrument to equal the redemption value at the end of each reporting period. Under this method, this is viewed at the end of the reporting period as if it were also the redemption date for the security. As of September 30, 2013 and June 30, 2013, the Company's condensed consolidated balances sheets include Calzona's redeemable 65% interest presented as temporary equity of $119,000 and $160,000 respectively.

Calzona's redeemable 65% interest is as follows:

in thousands	September 30, 2013	June 30, 2013

Beginning balance	$160	$124
Non-controlling interest in net income (loss) of Calzona	(41)	36
Ending balance	$119	$160
The Company's condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012 includes the following non-controlling interest in net income:

	Three Months Ended
in thousands	September 30, 2013	September 30, 2012

Auctentia 20% interest in Spectrum PMI through September 25, 2012 - (Spectrum PMI owned 100% of A-Mark Precious Metals)	$—	$337
SBN 49% interest	—	(184)
Calzona redeemable 65% interest	(41)	(69)
	$(41)	$84

14. COMMITMENTS AND CONTINGENCIES
Refer to Note 15 of the Notes to Consolidated Financial Statements in the 2013 Annual Report for information relating to minimum rental payments under operating and capital leases, consulting and employment contracts, and other commitments.
Certain legal proceedings in which the Company is involved are discussed in Note 15 of the notes to the Consolidated Financial Statements in its 2013 Annual Report. There have been no material changes in those legal matters and the Company does not have any related legal reserves.

15.	STOCKHOLDERS’ EQUITY

Repurchase of Common Shares
On February 8, 2013, the Company's board of directors approved a stock repurchase plan which authorizes the repurchase of up to $5 million of the Company's common stock. The authorization remains open through August 8, 2014. Purchases may be made from time to time by the
Company in the open market at prevailing market prices or in privately negotiated transactions. As of September 30, 2013, 123,100 shares of common stock at a weighted average price per share of $2.01 had been repurchased by the Company under the plan.
Stock Option Plans
1997 Stock Incentive Plan
In 1997, the Company’s board of directors adopted and the Company's shareholders' approved the 1997 Stock Incentive Plan, as amended (the “1997 Plan”). Under the 1997 Plan, SGI has granted options and other equity awards as a means of attracting and retaining officers, employees, non-employee directors and consultants, to provide incentives to such persons, and to align the interests of such persons with the interests of stockholders by providing compensation based on the value of SGI's stock. Awards under the 1997 Plan may be granted in the form of non-qualified stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, dividend equivalent rights and other stock-based awards (which may include outright grants of shares). The 1997 Plan currently is administered by the Board of Directors, which may in its discretion select officers and other employees, directors (including non-employee directors) and consultants to SGI and its subsidiaries to receive grants of awards.
Under the 1997 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At September 30, 2013, there were no shares remaining available for future awards under the 1997 Plan, and on December 13, 2012, the 2012 Stock Award and Incentive Plan (the “2012 Plan”), which was previously approved by the Board of Directors, was approved by the Company's shareholders. The 2012 Plan replaces the 1997 Plan for new grants, but any outstanding awards under the 1997 Plan continue in accordance with the 1997 Plan terms.

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
Under the 2012 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Board, but generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is ten years. The 2012 Plan limits the number of share-denominated awards that may be granted to any one employee to 750,000 in any year. The 2012 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At September 30, 2013, there were 1,192,500 shares remaining available for future awards under the 2012 Plan.
Employee Stock Options. During the three months ended September 30, 2013 and 2012, the Company recorded expense of $52,000 and $0 in the condensed consolidated statements of operations related to the vesting of issued employee stock options. The Company estimates the fair value of its options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.
No stock options vested during the three months ended September 30, 2013. Also during the three months ended September 30, 2013 and 2012, no stock options were granted.
The following table summarizes the stock option activity for the three months ended September 30, 2013:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2013	1,278,750	$3.95	$—	$1.75
Exercised	(12,000)	2.80	—	0.44
Cancellations, expirations and forfeitures	(134,000)	2.81	—	0.63
Outstanding at September 30, 2013	1,132,750	4.10	$—	1.90
Shares exercisable at September 30, 2013	$602,750	5.93	$—	2.07
Following is a summary of the status of stock options outstanding at September 30, 2013:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$0.01	$4.99	960,000	9.04	$2.37	430,000	$2.82
5.00	9.99	7,750	0.10	8.97	7,750	8.97
10.00	14.99	165,000	0.51	13.90	165,000	13.90
		1,132,750	7.74	$4.10	602,750	5.93
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the three months ended September 30, 2013 and 2012, the Company granted 200,000 and 79,168 restricted shares at a weighted average issuance price of $2.25 and $1.64, respectively. Such shares generally vest after 2 years from the date of grant. Total compensation expense recorded for restricted shares for the three months ended September 30, 2013 and 2012 was $92,000 and $72,000, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $839,000, which will be recorded over a weighted average period of approximately 2.25 years.

The following table summarizes the restricted stock activity for the three months ended September 30, 2013:

	Shares	Weighted Average Share Price at Grant Date
Outstanding at June 30, 2013	362,500	$2.36
Shares granted	200,000	2.25
Outstanding at September 30, 2013	562,500	2.32
Vested but unissued at September 30, 2013	2,500	1.68
No tax benefit was recognized in the condensed consolidated statements of operations related to share-based compensation for the three months ended September 30, 2013 and 2012. No share-based compensation was capitalized for the three months ended September 30, 2013 and 2012.
Stock Appreciation Rights
The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of September 30, 2013 and June 30, 2013, there were 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At September 30, 2013 and June 30, 2013, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the three months ended September 30, 2013 and 2012, the Company recognized no pre-tax compensation expense related to these grants. There is no remaining compensation expense that will be recorded for these awards.
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

16.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles (Note 1).

	Three Months Ended
in thousands	September 30, 2013	September 30, 2012

Revenue:
Trading	$1,492,113	$1,613,615
Collectibles:
Numismatics	42,289	50,586
Wine	398	666
Total Collectibles	42,687	51,252
Total revenue	$1,534,800	$1,664,867

in thousands	Three Months Ended
Revenue by geographic region (as determined by location of subsidiaries):	September 30, 2013	September 30, 2012

United States	$1,457,308	$1,553,668
Europe	77,492	111,199
Total revenue	$1,534,800	$1,664,867

in thousands	Three Months Ended
Revenue by geographic region - Trading:	September 30, 2013	September 30, 2012

United States	$1,296,534	$1,438,375
Europe	70,304	52,994
Asia Pacific	47,327	22,514
Africa	—	3
North America, excluding United States	76,766	99,484
Australia	1,150	245
South America	32	—
Total revenue - Trading	$1,492,113	$1,613,615

in thousands	Three Months Ended
Consolidated income (loss) of continuing operations before taxes:	September 30, 2013	September 30, 2012

Trading	$3,867	$3,265
Collectibles	401	(724)
Corporate expenses	(2,653)	(3,208)
Total income (loss) of continuing operations before taxes	$1,615	$(667)

in thousands	Three Months Ended
Depreciation and amortization:	September 30, 2013	September 30, 2012

Trading	$220	$197
Collectibles	234	226
Corporate	103	82
Total depreciation and amortization	$557	$505

in thousands	September 30, 2013	June 30, 2013
Inventories by segment/geographic region:
Trading:
United States	$159,983	$148,336
Europe	7,852	9,504
North America, excluding United States	7,478	4,423
Asia	54	115
Total Trading	175,367	162,378
Collectibles:
United States	20,366	25,875
Total Collectibles	20,366	25,875
Total inventories	$195,733	$188,253

in thousands	September 30, 2013	June 30, 2013
Total assets by segment/geographic region:
Trading:
United States	$231,941	$264,043
Europe	1,448	2,473
Total Trading	233,389	266,516
Collectibles:
United States	93,966	86,460
Europe	226	275
Total Collectibles	94,192	86,735
Corporate and other	29,875	18,124
Total assets	$357,456	$371,375

in thousands	September 30, 2013	June 30, 2013
Total long term assets by segment/geographic region:
Trading:
United States	$9,165	$9,201
Europe	102	90
Total Trading	9,267	9,291
Collectibles:
United States	4,752	4,983
Europe	11	22
Total Collectibles	4,763	5,005
Corporate and other	14,838	17,194
Total long term assets	$28,868	$31,490

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated comprehensive income consist primarily of foreign currency translation gain (loss), net of tax. During 2013, the component of accumulated comprehensive income associated with the sale of the Company's European Stamps division of $1.02 million was removed from its consolidated equity. The foreign currency translation gain relates to the Company's investment in its European and Asian subsidiaries and fluctuations in exchange rates between their local currencies and the U.S. dollar (Note 2).

As of September 30, 2013 and June 30, 2013, the components of accumulated other comprehensive income are as follows:

in thousands	September 30, 2013	June 30, 2013

Foreign currency translation gain, net of tax	$6,605	$7,628
Sale of stamps division - European operations	—	(1,023)
Accumulated other comprehensive income	$6,605	$6,605

18.	FAIR VALUE MEASUREMENTS

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

• Level 3 inputs are unobservable inputs for the asset or liability for which there is limited or no market activity at the measurement date. For instruments classified within level 3 of the hierarchy, judgments are more significant. Such judgments include determining the appropriate model to use and an assessment of all relevant empirical data in deriving valuation inputs including but not limited to projected future cash flows, discount rates, royalty rates, interest rates, customer attrition rates and foreign exchange rates.

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013, aggregated by the level in the fair value hierarchy within which the measurements fall:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	September 30, 2013
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$175,367	$—	$—	$175,367
Derivative assets — futures contracts	4,496	—	—	4,496
Derivative assets — forward contracts	2,030	—	—	2,030
Total assets valued at fair value:	$181,893	$—	$—	$181,893
Liabilities:
Liability on borrowed metals	$(13,308)	$—	$—	$(13,308)
Obligation under product financing arrangement	(45,456)	—	—	(45,456)
Liability on margin accounts	(8,162)	—	—	(8,162)
Derivative liabilities — open sales and purchase commitments	(283)	—	—	(283)
Total liabilities valued at fair value	$(67,209)	$—	$—	$(67,209)

	June 30, 2013
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$162,378	$—	$—	$162,378
Derivative assets — futures contracts	15,536	—	—	15,536
Derivative assets — forward contracts	471	—	—	471
Total assets valued at fair value:	$178,385	$—	$—	$178,385
Liabilities:
Liability on borrowed metals	$(20,117)	$—	$—	$(20,117)
Obligation under product financing arrangement	(38,554)	—	—	(38,554)
Liability on margin accounts	(6,636)	—	—	(6,636)
Derivative liabilities — open sales and purchase commitments	(30,113)	—	—	(30,113)
Total liabilities valued at fair value	$(95,420)	$—	$—	$(95,420)

There were no transfers in or out of Level 3 during the three months ended September 30, 2013 and 2012. The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

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

Obligation Under Product Financing
Obligation under product financing is represented by the amount required to repurchase outstanding inventory under an agreement with a third party for the sale of gold and silver (Note 10). This obligation is carried at fair value, which is determined primarily using quoted market pricing and data derived from the markets on which the underlying gold and silver are traded. The obligation is classified in Level 1 of the valuation hierarchy.

Assets Measured at Fair Value on a Non-Recurring Basis
The Company's goodwill and other purchased intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if they are impaired. As of September 30, 2013, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three months ended September 30, 2013 and 2012.

Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments that are not required to be carried in the condensed consolidated balance sheets at fair value on either a recurring or non-recurring basis as follows:

	September 30, 2013		June 30, 2013
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value	Level in fair value hierarchy

Cash and cash equivalents	$43,529	$43,529	$23,643	$23,643	1
Restricted cash	606	606	602	602	1
Receivables and secured loans	63,345	63,345	109,696	109,696	2
Accounts receivable and consignor advances	16,468	16,468	12,347	12,347	2
Accounts payable and consignor payables	81,658	81,658	95,839	95,839	2
Lines of credit	99,833	99,833	100,857	100,857	2
Notes payable	10,865	10,865	10,837	10,837	2

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

19. EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share utilizing the treasury stock method, adjusts the weighted average number of common shares for common stock issuable upon exercise of stock options and other commitments to issue common stock in periods in which they have a dilutive effect, and when the stock award's exercise price is lower than the Company's average share price for the period. For the three months ended September 30, 2013, diluted earnings per share include the impact of 82,086 dilutive shares of unvested restricted stock units and 500,874 dilutive shares of un-exercised, in-the-money stock options. For the three months ended September 30, 2012, basic and diluted loss per share were the same because the inclusion of 1,139,918 potential common shares, related to 640,750 outstanding stock options, 461,668 restricted stock units, and 37,500 stock appreciation rights ("SARS"), in the computation of net loss per share would have been anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. In computing diluted earnings per share for the three months ended September 30, 2013, the Company excluded options to purchase 815,000 shares of common stock, 200,000 shares of unvested restricted stock, and 37,500 SARS where exercise prices were in excess of the quoted market price of the Company's common stock because inclusion would be anti-dilutive. There is no dilutive effect of stock appreciation rights as such obligations are not settled and were out of the money at for the three months ended September 30, 2013 and 2012.
A reconciliation of basic and diluted shares is as follows:

	Three Months Ended
in thousands	September 30, 2013	September 30, 2012

Basic weighted average shares outstanding (1)	30,918	32,783
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	583	—
Diluted weighted average shares outstanding	31,501	32,783

(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants (see note 15).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Pursuant to the Private Securities Litigation Reform Act of 1995
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations and forecasts of future events. All statements other than statements of current or historical fact contained in this quarterly report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “estimate,” “expect,” “intend,” “may,” “plan,” and similar expressions, as they relate to the Company, are intended to identify forward-looking statements. These statements are based on the Company's current plans, and the Company's actual future activities and results of operations may be materially different from those set forth in the forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the statements made. Any or all of the forward-looking statements in this quarterly report may turn out to be inaccurate. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties and assumptions. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events occurring after the date hereof. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements contained in this Form 10-Q.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Form 10-Q. In addition to historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three months ended September 30, 2013 and 2012.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of September 30, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

•
Critical accounting estimates. This section discusses those accounting policies that both are considered important to our financial condition and results, and require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including critical accounting policies, are summarized in Note 2 to the Consolidated Financial Statements in the 2013 Annual Report on Form 10-K.

•
Recent accounting pronouncements. This section discusses new accounting pronouncements, dates of implementation and their impact on our accompanying condensed consolidated financial statements, if any.

OVERVIEW
Business
We conduct our operations in two reportable segments: Trading and Collectibles.

For the three months ended September 30, 2013, our Trading and Collectibles segments represented $1.49 billion, or 97.2%, and $42.7 million, or 2.8%, of our total revenues of $1.53 billion, and achieved $3.3 million and $0.4 million, respectively, in operating income, contributing to total operating income of $1.1 million after corporate expenses of $2.6 million. For the three months ended September 30, 2012, our Trading and Collectibles segments represented $1.61 billion, or 96.9%, and $51.3 million, or 3.1%, of our total revenues of $1.66 billion, and achieved $2.2 million and $(0.8) million, respectively, in operating income (loss), contributing to total operating loss of $(1.2) million.

Trading
Our Trading segment operates in the United States and Europe through our wholly owned subsidiary A-Mark, a distributor and service provider to consumers, wholesalers, retailers and dealers of precious metals throughout the world operating from facilities located in Santa Monica, California and Vienna, Austria.

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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three Months Ended September 30, 2013 and 2012
Condensed Consolidated Results of Operations
The operating results of our business for the three months ended September 30, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,534,800	100.0%	$1,664,867	100.0%	$(130,067)	(7.8)%
Gross profit	13,329	0.9%	10,180	0.6%	3,149	30.9%
General and administrative expenses	5,397	0.4%	5,128	0.3%	269	5.2%
Salaries and wages	6,269	0.4%	5,784	0.3%	485	8.4%
Depreciation and amortization	557	—%	505	—%	52	10.3%
Operating income (loss)	1,106	0.1%	(1,237)	(0.1)%	2,343	189.4%
Interest income	1,634	0.1%	2,188	0.1%	(554)	(25.3)%
Interest expense	(1,199)	(0.1)%	(1,082)	(0.1)%	117	10.8%
Other income (expense), net	49	—%	139	—%	(90)	(64.7)%
Unrealized gain (loss) on foreign exchange	25	—%	(675)	—%	700	NM
Income (loss) from continuing operations before provision for income taxes	1,615	0.1%	(667)	—%	2,282	NM
Provision for income taxes (income tax benefit)	700	—%	(16)	—%	716	NM
Income (loss) from continuing operations	915	0.1%	(651)	—%	1,566	NM
Income (loss) from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	—	—%	(787)	—%	787	NM
Net income (loss)	915	0.1%	(1,438)	(0.1)%	2,353	NM
Less: net loss (income) attributable to the non-controlling interests	41	—%	(84)	—%	125	NM
Net income (loss) attributable to Spectrum Group International, Inc.	$956	0.1%	$(1,522)	(0.1)%	$2,478	NM

NM = Not Meaningful

	Three Months Ended September 30,		Increase/	% of Increase/
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:	2013	2012	(decrease)	(decrease)
Basic - continuing operations	$0.03	$(0.02)	$0.05	250.0%
Basic - discontinued operations	$—	$(0.03)	$0.03	100.0%
Diluted - continuing operations	$0.03	$(0.02)	$0.05	250.0%
Diluted - discontinuing operations	$—	$(0.03)	$0.03	100.0%
Basic - net income (loss)	$0.03	$(0.05)	$0.08	160.0%
Diluted - net income (loss)	$0.03	$(0.05)	$0.08	160.0%

Weighted average shares outstanding (in thousands):
Basic	30,918	32,783
Diluted	31,501	32,783

Revenues and Gross Profit
Revenues for the three months ended September 30, 2013 decreased $130.1 million, or 7.8%, to $1.53 billion from $1.66 billion in 2012. Our Trading segment revenues decreased $121.5 million, or 7.5%, for the three months ended September 30, 2013. Our Collectibles segment revenues decreased $8.6 million, or 16.7%, for the three months ended September 30, 2013. For further information regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.

Our gross profit for the three months ended September 30, 2013 increased $3.1 million, or 30.9%, to $13.3 million, or a gross profit margin of
0.9%, from $10.2 million, or a gross profit margin of 0.6% in 2012. We experienced an increase in gross profit of $2.0 million, or 38.9%, to
$7.2 million, or a gross profit margin of 0.5%, in our Trading segment, while our Collectibles segment gross profit increased by $1.1 million, or 22.7%, to $6.2 million, or a gross profit margin of 14.4%, for the three months ended September 30, 2013. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments, below.
Operating Expenses
General and administrative expenses increased $0.3 million, or 5.2%, to $5.4 million in the three months ended September 30, 2013 from $5.1 million in 2012. The increase is primarily attributable to additional professional fees and outside consultant expenses incurred in connection with our proposed spin-off transaction, as disclosed in Note 21 of our Annual Report on Form 10-K as of June 30, 2013 filed with the SEC.
Salaries and wages increased $0.5 million, or 8.4%, to $6.3 million in the three months ended September 30, 2013 from $5.8 million in 2012. The increase in salaries and wages was primarily the result of higher levels of discretionary based compensation expense and new hiring in both segments compared to the prior year quarter.
Depreciation and amortization expense increased $0.1 million, or 10.3%, to $0.6 million for the three months ended September 30, 2013 from $0.5 million in 2012. The increase is primarily a result of purchases of new computers and equipment related to our trading segment IT infrastructure.
Interest Income
Interest income decreased $0.6 million, or 25.3%, to $1.6 million for the three months ended September 30, 2013 from $2.2 million in 2012. The decrease was primarily due to decreases in our Trading segment's financing and liquidity service business.
Interest Expense
Interest expense for the three months ended September 30, 2013 increased $0.1 million, or 10.8% to $1.2 million from $1.1 million in 2012. The increase was related primarily to usage of our Trading segment's line of credit (the “Trading Facility”) as well as our Collectibles line of credit (the “Collectibles Facility”) and promissory note related to our minority interest repurchase of Stacks, LLC. Both our Trading and Collectibles segment utilize their lines of credit extensively for working capital requirements. For the three months ended September 30, 2013, our consolidated average debt balance was approximately $117.1 million, excluding the debt on the mortgage on the McGaw building totaling $6.2 million and the note payable to Summit Coins of $0.1 million, compared to $101.5 million in the three months ended September 30, 2012, excluding the same items.
Net Other Income (Expenses)
Net other income (expenses) for the three months ended September 30, 2013 decreased by $90,000 to $49,000 income from $139,000 income in 2012.

Provision for Income Taxes (Income Tax Benefit)
Our provision for income taxes (income tax benefit) on continuing operations was approximately $0.7 million and $(0.02) million for the three months ended September 30, 2013 and 2012. Our effective tax rate was approximately 43.3% and 2.4% for the three months ended September 30, 2013 and 2012, respectively. The primary difference in the effective tax rate from September 30, 2012 to September 30, 2013 is the result of withholding tax on the dividend from a foreign subsidiary which, relative to the first quarter pre-tax book loss, reduces the rate of the total tax benefit recognized. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials.

Our projected annual effective tax rate for the fiscal year ending June 30, 2014 is 40.4% compared to an actual rate of 34.1% for the fiscal year ended June 30, 2013. The primary difference in the projected annual effective tax rate from June 30, 2014 to actual rate at June 30, 2013 is the result of the write off of the deferred tax liability related to foreign currency translation differences during the year ended June 30, 2013. This write off had a beneficial rate impact on the June 30, 2013 tax year that is not expected to recur in the year ending June 30, 2014.
Our effective rate could be adversely affected by the relative proportions of revenue and income before taxes in the various domestic and international jurisdictions in which we operate. We are also subject to changing tax laws, regulations and interpretations in multiple jurisdictions in which we operate. Some of our net operating loss carry-forwards are set to expire beginning June 30, 2014, which may impact the Company's effective tax rate in future periods. Our effective rate can also be influenced by the tax effects of purchase accounting for acquisitions and non-recurring charges, which may cause fluctuations between reporting periods.
Non-controlling Interests
Net income attributable to non-controlling interests decreased $125,000, or 148.8%, to a loss of $41,000 for the three months ended September 30, 2013 compared to income of $84,000 in 2012. The decrease was primarily due to our prior three months ended September 30, 2012 repurchase of Auctentia's 20% interest in Spectrum PMI, which owned 100% of our A-Mark subsidiary. For the three months ended September 30, 2013, non-controlling interests only consisted of Calzona, which incurred a net loss during the period.
Net Income (Loss) Attributable to SGI
Net income (loss) attributable to SGI increased $2.5 million, or 162.8%, to $1.0 million in the three months ended September 30, 2013 from a loss of $(1.5) million in 2012. The increase is due primarily to positive operating income in both our Trading and Collectibles segments of $3.7 million and $0.4 million, respectively.
Earnings (Loss) per Share
Basic earnings (loss) per share from continuing operations increased $0.05 to $0.03 for the three months ended September 30, 2013, from $(0.02) in 2012, and diluted earnings per share from continuing operations increased $0.05 to $0.03 from $(0.02) in 2012. The change in both basic and diluted earnings per share was primarily due to the increase in our net income from the factors mentioned above.
Trading Operations
The operating results of our Trading segment for the three months ended September 30, 2013 and 2012 are as follows:

	2013		2012		$	%
In thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,492,113	100.0%	$1,613,615	100.0%	$(121,502)	(7.5)%
Gross profit	7,173	0.5	5,164	0.3	2,009	38.9
General and administrative expenses	1,167	0.1	799	—	368	46.1
Salaries and wages	2,462	0.2	2,001	0.1	461	23.0
Depreciation and amortization	221	—	197	—	24	12.2
Operating income	$3,323	0.2%	$2,167	0.1%	$1,156	53.3%

Trading Revenues
Our Trading segment revenues decreased $121.5 million, or 7.5%, to $1.49 billion for the three months ended September 30, 2013 from $1.61 billion in 2012. Our trading business has experienced decreases in commodity prices and ounces sold for gold and silver during the three months ended September 30, 2013 compared to 2012.
Gross Profit
Gross profit in our Trading segment for the three months ended September 30, 2013 increased by $2.0 million, or 38.9%, to $7.2 million from $5.2 million in 2012. The increase is due to a more favorable impact in spreads in 2013 versus 2012 caused by greater volatility in the commodity markets of silver and gold products during the period.

General and Administrative Expenses
General and administrative expenses in our Trading segment increased $0.4 million, or 46.1%, to $1.2 million in the three months ended September 30, 2013 from $0.8 million in 2012. The increase is primarily due to professional and consulting fees incurred during the period related to our anticipated spin-off of the segment from SGI.
Salaries and Wages
Salaries and wages in our Trading segment increased $0.5 million, or 23.0%, to $2.5 million for the three months ended September 30, 2013, from $2.0 million in 2012. The increase in salaries and wages was primarily the result of higher levels of discretionary based compensation expense and new hiring compared to the prior year quarter.
Depreciation and Amortization
Depreciation and amortization in our Trading segment for the three months ended September 30, 2013 was comparable to the same period in 2012.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended September 30, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$42,687	100.0%	$51,252	100.0%	$(8,565)	(16.7)%
Revenues by Collectible Type:
Numismatics	$42,289	99.1%	$50,586	98.7%	$(8,297)	(16.4)%
Wine	398	0.9	666	1.3	(268)	(40.2)
	$42,687	100.0%	$51,252	100.0%	$(8,565)	(16.7)%

Collectibles Revenue
Our Collectible segment revenues decreased by $8.6 million, or 16.7%, to $42.7 million in the three months ended September 30, 2013 from $51.3 million in 2012. This decrease is due primarily to lower numismatic demand this period compared to the prior period. Numismatic sales decreased $8.3 million, or 16.4% to $42.3 million for the three months ended September 30, 2013 from $50.6 million in 2012. Our numismatic business experienced weaker sales in the three months ended September 30, 2013 compared to 2012, which was due in part to lower overall hammer prices at auction impacting our commissions. Additionally, our wine revenues decreased by $0.3 million or (40.2)% for the three months ended September 30, 2013 compared to 2012.
The operating results of our Collectibles segment for the three months ended September 30, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$42,687	100.0%	$51,252	100.0%	$(8,565)	(16.7)%
Gross profit	6,155	14.4	5,016	9.8	1,139	22.7
General and administrative expenses	2,703	6.3	2,775	5.4	(72)	(2.6)
Salaries and wages	2,836	6.6	2,787	5.4	49	1.8
Depreciation and amortization	234	0.5	226	0.4	8	3.5
Operating income	$382	0.9%	$(772)	(1.5)%	$1,154	149.5%
Gross Profit
Gross profit in our Collectibles segment for the three months ended September 30, 2013 increased $1.1 million, or 22.7% to $6.2 million from $5.0 million in 2012. The increase is due primarily to sales of a larger percentage of higher margin numismatic materials in the first quarter of fiscal 2013 as compared to 2012.
General and Administrative Expense
General and administrative expenses in our Collectibles segment decreased $0.1 million, or 2.6%, to $2.7 million for the three months ended September 30, 2013 from $2.8 million in 2012. The decrease is mainly attributable to an effort to reduce general and administrative expenses, particularly outside consultants and travel.

Salaries and Wages
Salaries and wages in our Collectibles segment increased $49,000, or 1.8%, to $2.8 million for the three months ended September 30, 2013 from $2.8 million in 2012. The increase in salaries and wages was primarily the result of higher levels of discretionary based compensation expense and new hiring compared to the prior year quarter.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment was comparable for the three months ended September 30, 2013 and 2012.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following summarizes cash flow components for the three months ended September 30, 2013 and 2012:

in thousands	2013	2012

Cash provided by operating activities — continuing operations	$15,087	$2,286
Cash used in operating activities — discontinued operations	—	(1,353)
Cash provided by operating activities	$15,087	$933
Cash provided by (used in) investing activities — continuing operations	$(861)	$2,935
Cash used in investing activities — discontinued operations	—	(22)
Cash provided by (used in) investing activities	$(861)	$2,913
Cash provided by (used in) financing activities — continuing operations	$5,660	$(13,644)
Cash provided by (used in) financing activities — discontinued operations	—	—
Cash provided by (used in) financing activities	$5,660	$(13,644)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of numismatic materials and the timing of our auctions.
Operating activities from continuing operations provided $15.1 million in cash for the three months ended September 30, 2013 and provided $2.3 million in cash for the three months ended September 30, 2012, respectively. Primary sources of cash in our operating cash flows from continuing operations for the three months ended September 30, 2013 include the impact of $46.4 million related to changes in receivables and secured loans in our Trading operations. This was partially offset by a use of cash for the three months ended September 30, 2013 of $15.3 million, $7.5 million, $6.8 million, and $4.1 million related to accounts payable, consignor payables, accrued expenses and other liabilities, inventory, liabilities on borrowed metals, accounts receivable and consignor advances. Primary sources of cash in operating cash flows from continuing operations for the three months ended September 30, 2012 include $50.9 million related to changes in accounts payable, consignor payables, accrued expenses and other liabilities partially offset by the impact of $18.3 million and $26.7 million related to changes in receivables and secured loans in our Trading operations and inventory. Discontinued operations, from our Stamps division, used cash of $1.4 million for the three months ended September 30, 2012. The Stamps division was sold during the first quarter of fiscal 2013.
Our investing activities from continuing operations used cash in the three months ended September 30, 2013 of $0.9 million and provided cash of $2.9 million in the three months ended September 30, 2012. A primary use of cash in the three months ended September 30, 2013 was capital expenditures for property and equipment of $0.9 million. Cash flows provided by investing activities of $2.9 million million during the three months ended September 30, 2012 was primarily attributable to the divestiture of our Stamps division.
Our financing activities from continuing operations provided $5.7 million for the three months ended September 30, 2013 and used $13.6 million for the three months ended September 30, 2012. We repaid $1.0 million under lines of credit for the three months ended September 30, 2013 compared to net borrowings of $27.9 million in the three months ended September 30, 2012. Additionally, during the three months ended September 30, 2013, we borrowed $6.9 million via our obligation under product financing arrangement in our Trading operations. During the three months ended September 30, 2012, we also issued common stock for $25.2 million, repurchased and retired common stock from Afinsa and Auctentia for $51.2 million, and repaid $6.9 million of our obligation under product financing arrangement in our Trading operations.

Liability on Borrowed Metals
We borrow precious metals from its suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $13.3 million and $20.1 million at September 30, 2013 and at June 30, 2013, respectively.

Obligation Under Product Financing Agreement

A-Mark entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted under this agreement and we are allowed to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within the obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the obligation under product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of precious metals sold. Such obligation totaled $45.5 million and $38.6 million as of September 30, 2013 and June 30, 2013, respectively.

Lines of Credit
A-Mark's Trading Credit Facility is with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of September 30, 2013, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.18% and 0.19% as of September 30, 2013 and June 30, 2013, respectively. Borrowings are due on demand and totaled $99.7 million and $95.0 million for lines of credit at September 30, 2013 and at June 30, 2013, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $70.3 million and $66.0 million at September 30, 2013 and June 30, 2013, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at September 30, 2013 were $42.0 million and $66.1 million, respectively. Our ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

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

Separately, A-Mark has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of September 30, 2013, the total amount borrowed with this lender was $18.0 million, which consisted of $18.0 million by A-Mark and $0.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of September 30, 2013 were $5.0 million. As of June 30, 2013, the total amount borrowed was $23.0 million, $5.0 million by SNI and $18.0 million by A-Mark.

Contractual Obligations, Contingent Liabilities, and Commitments

We manage the value of certain specific assets and liabilities of our trading business, including trading inventories (see Note 10 in the accompanying condensed consolidated financial statements), by employing a variety of strategies. These strategies include the management of exposure to changes in the market values of our trading inventories through the purchase and sale of a variety of derivative products such as metals forward and futures contracts.
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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5, 7 and 10 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three months ended September 30, 2013 and 2012 were $(17.6) million and $20.2 million, respectively.

At September 30, 2013 and June 30, 2013, we had the following outstanding purchase and sale commitments:

(in thousands)	September 30, 2013	June 30, 2013

Purchase commitments	$352,850	$461,883
Sales commitments	(133,218)	(272,044)
Margin sale commitments	(15,163)	(13,651)
Open forward contracts	162,843	84,999
Open futures contracts	147,022	171,272
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at September 30, 2013 are scheduled to settle within 30 days.
We are exposed to the risk of failure of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At September 30, 2013, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

* * *

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended September 30, 2013, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our 2013 Annual Report. Readers of this report are urged to read that section of the 2013 Annual Report for a more complete understanding of our critical accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASC") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (NOL) carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of the accounting principles in this update is not anticipated to have a material impact on our consolidated financial position or results of operations.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles - Goodwill and Other, Testing Indefinite-Lived Intangible Assets for Impairment. This ASU allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test for indefinite-lived intangible assets. An organization that elects to perform a qualitative assessment no longer is required to perform the quantitative impairment test for an indefinite-lived intangible asset unless it is more likely than not that the asset is impaired. The ASU, which applies to all entities, is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. We adopted this guidance in the first quarter of fiscal year 2013, as allowed by the early adoption provisions within the guidance. The adoption of the accounting principles in this update did not have a material impact on the Company's consolidated financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require an entity to disclose gross and net information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. These amendments are effective for annual and interim periods beginning on or after January 1, 2013. We adopted this guidance in the third quarter of fiscal year 2013. The adoption of the accounting principles in this update did not have a material impact on our consolidated financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, the objective of which is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, requiring that all non-owner changes in stockholder's equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except as it pertains to reclassifications out of accumulated other comprehensive income. The FASB has deferred such changes in ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which was issued in December 2011. The adoption of the accounting principles in these updates did not have a material impact on the our consolidated financial position or results of operations. The FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to address concerns raised in the initial issuance of ASU 2011-05, Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement.  With the issuance of ASU 2013-02 entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income (AOCI) and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

This information may be provided either in the notes or parenthetically on the face of the statement that reports net income as long as all the information is disclosed in a single location. However, an entity is prohibited from providing this information parenthetically on the face of the statement that reports net income if it has items that are not reclassified in their entirety into net income. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2012 and interim periods within those years. We adopted this guidance in the first quarter of fiscal year 2014. The adoption of the accounting principles in this update did not have a material impact on our consolidated financial position or results of operations.

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
Our principal executive officer and principal financial officer, with the assistance of other members of our management, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of that date, our disclosure controls and procedures were not effective.
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting. As a result of this material weakness, the Company's management has concluded that, as of September 30, 2013, its internal control over financial reporting was not effective. To remediate this material weakness, during fiscal 2014, we intend to:

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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

Certain legal proceedings in which we are involved are discussed in Part I, Item 3 of our 2013 Annual Report on Form 10-K, and in Note 15 to the Notes to Consolidated Financial Statements in our 2013 Annual Report, which are incorporated into this filing by reference. There have been no material developments in those legal proceedings since the date of our 2013 Annual Report.

ITEM 1A. RISK FACTORS
There have been no material changes from the risk factors disclosed in Part I, Item 1A, of our 2013 Annual Report, which are incorporated by reference into this filing.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

During the quarter ended September 30, 2013, the Company did not issue any unregistered common shares.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A stock repurchase plan was approved by the Board of Directors on February 8, 2013, and provided for repurchases of up to $5 million. The following table describes purchases by the Company of shares of its common stock which settled during each period set forth in the table. Purchases in column (c) were made pursuant to the Company's stock repurchase plan. The approximate dollar value of remaining shares that may be purchased under the stock repurchase plan of $4,606,940 remains open through August 8, 2014.

Issuers Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may Yet be Purchased Under the Plans or Programs
July 1 to July 31, 2013	—	$—	—	$4,753,080
August 1 to August 31, 2013	—	$—	—	$4,753,080
September 1 to September 30, 2013	73,070	$2.00	—	$4,606,940
Total	73,070	$2.00	—

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

Date:	November 14, 2013	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	November 14, 2013
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	November 14, 2013
Paul Soth	(Principal Financial Officer)