Form 10-Q
period 2013-12-31
SPECTRUM GROUP INTERNATIONAL, INC.
filed 2014-02-14
CIK 895516

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

As of February 3, 2014, the registrant had 31,113,401 shares of Common Stock outstanding, par value $0.01 per share.

SPECTRUM GROUP INTERNATIONAL, INC.
FORM 10-Q
For the Quarter Ended December 31, 2013

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	December 31, 2013	June 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$16,918	$23,643
Receivables and secured loans, net — trading operations	101,538	109,696
Accounts receivable and consignor advances, net — collectibles operations	7,083	12,347
Inventories:
Inventory, net	157,124	149,699
Restricted inventories	25,506	38,554
	182,630	188,253
Prepaid expenses and other assets	2,977	2,306
Deferred tax assets	3,630	3,630
Total current assets	314,776	339,875
Property and equipment, net	14,327	13,908
Goodwill	4,884	4,884
Other purchased intangibles, net	5,951	6,317
Restricted cash	577	602
Income tax receivables	4,448	1,836
Deferred tax assets - non-current	3,387	3,387
Other assets	291	566
Total assets	$348,641	$371,375
LIABILITIES, REDEEMABLE NON-CONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and consignor payables	$88,438	$95,839
Liability on borrowed metals	11,226	20,117
Obligation under product financing arrangement	25,506	38,554
Accrued expenses and other current liabilities	7,233	10,693
Income taxes payable	8,173	6,364
Lines of credit	111,135	100,857
Debt obligations, current portion	166	161
Total current liabilities	251,877	272,585
Long term tax liabilities	10,477	9,322
Debt obligations, net of current portion	8,716	8,788
Other long-term liabilities	1,802	1,888
Total liabilities	272,872	292,583
Commitments and contingencies
Redeemable non-controlling interest, VIE	92	160
Stockholders’ equity:
Preferred stock, $0.01 par value, authorized 10,000 shares; issued and outstanding: none	—	—
Common stock, $0.01 par value, authorized 40,000 shares; issued and outstanding: 30,841 and 30,909 at December 31, 2013 and June 30, 2013, respectively	309	309
Additional paid-in capital	206,817	206,655
Accumulated other comprehensive income	6,605	6,605
Accumulated deficit	(138,383)	(134,937)
Total Spectrum Group International, Inc. stockholders’ equity	75,348	78,632
Non-controlling interests	329	—
Total stockholders’ equity	75,677	78,632
Total liabilities, redeemable non-controlling interests, and stockholders’ equity	$348,641	$371,375

See accompanying Notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Revenues:
Sales of precious metals	$1,484,083	$1,688,625	$2,976,196	$3,302,240
Collectibles revenues:
Sales of inventory	23,390	44,900	58,521	91,174
Auction services	2,043	2,764	9,599	7,742
Total revenues	1,509,516	1,736,289	3,044,316	3,401,156
Cost of sales:
Cost of precious metals sold	1,476,058	1,682,113	2,960,998	3,290,564
Cost of collectibles sold	21,405	41,829	55,134	85,246
Auction services expense	645	888	3,447	3,707
Total cost of sales	1,498,108	1,724,830	3,019,579	3,379,517
Gross profit	11,408	11,459	24,737	21,639
Operating expenses:
General and administrative	7,311	5,105	12,708	10,233
M.F. Global, Inc. loss provision	—	(711)	—	(711)
Salaries and wages	6,796	6,383	13,065	12,167
Depreciation and amortization	579	568	1,136	1,073
Total operating expenses	14,686	11,345	26,909	22,762
Operating income (loss)	(3,278)	114	(2,172)	(1,123)
Interest and other income (expense):
Interest income	1,483	2,464	3,117	4,652
Interest expense	(1,065)	(1,331)	(2,264)	(2,413)
Other income, net	19	83	68	222
Unrealized gain (loss) on foreign exchange	16	(807)	41	(1,482)
Total interest and other income	453	409	962	979
Income (loss) from continuing operations before provision for income taxes	(2,825)	523	(1,210)	(144)
Provision for income taxes	1,515	1,062	2,215	1,170
Income (loss) from continuing operations	(4,340)	(539)	(3,425)	(1,314)
Loss from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	—	—	—	(663)
Net loss	(4,340)	(539)	(3,425)	(1,977)
Less: net loss (income) attributable to non-controlling interests	(62)	699	(21)	615
Net income (loss) attributable to Spectrum Group International, Inc.	$(4,402)	$160	$(3,446)	$(1,362)
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:
Basic - continuing operations	$(0.14)	$0.01	$(0.11)	$(0.02)
Basic - discontinued operations	$—	$—	$—	$(0.02)
Diluted - continuing operations	$(0.14)	$0.01	$(0.11)	$(0.02)
Diluted - discontinued operations	$—	$—	$—	$(0.02)
Basic - net income (loss)	$(0.14)	$0.01	$(0.11)	$(0.04)
Diluted - net income (loss)	$(0.14)	$0.01	$(0.11)	$(0.04)
Weighted average shares outstanding
Basic	30,917	30,628	30,918	31,706
Diluted	30,917	30,835	30,918	31,706

See accompanying Notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Net loss from continuing operations	$(4,340)	$(539)	$(3,425)	$(1,314)
Other comprehensive income before tax from continuing operations:
Foreign currency translation adjustments	—	797	—	1,383
Other comprehensive income before tax from continuing operations	—	797	—	1,383
Income tax expense (benefit) related to components of other comprehensive income from continuing operations	—	712	—	574
Other comprehensive loss, net of tax, from continuing operations	(4,340)	(454)	(3,425)	(505)
Other comprehensive income (loss), net of tax, from discontinued operations	—	381	—	(178)
Comprehensive loss	(4,340)	(73)	(3,425)	(683)
Less: comprehensive loss attributable to non-controlling interests	(62)	699	(21)	615
Comprehensive income (loss) attributable to Spectrum Group International, Inc.	$(4,402)	$626	$(3,446)	$(68)

See accompanying Notes to Condensed Consolidated Financial Statements

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except per share data)
(unaudited)

	Common Stock (Shares)	Common Stock ($)	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Spectrum Group International, Inc. Stockholders’ Equity	Non-controlling Interests	Total Stockholders’ Equity
Balance, June 30, 2013	30,909	$309	$206,655	$6,605	$(134,937)	$78,632	$—	$78,632
Net loss	—	—	—	—	(3,446)	(3,446)	89	(3,357)
Share based compensation	—	—	287	—	—	287	—	287
Issuance of common stock for stock option exercise	12	—	33	—	—	33	—	33
Repurchase/retirement of common stock	(80)	—	(158)	—	—	(158)	—	(158)
Non-controlling interests	—	—	—	—		—	240	240
Balance, December 31, 2013	30,841	$309	$206,817	$6,605	$(138,383)	$75,348	$329	$75,677

See accompanying Notes to Condensed Consolidated Financial Statements.

SPECTRUM GROUP INTERNATIONAL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
(in thousands)	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(3,425)	$(1,977)
Loss from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	—	663
Loss from continuing operations	(3,425)	(1,314)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities — continuing operations:
Net unrealized (gains) losses on foreign currency	(41)	1,482
Depreciation and amortization	1,136	1,073
Provision for bad debts	—	(660)
Share based compensation	287	191
Gain on sale of Stamps business	—	(17)
Loss on abandonment of property and equipment	—	204
Changes in assets and liabilities:
Receivables and secured loans	8,200	15,625
Accounts receivable and consignor advances	5,264	4,298
Inventory	5,623	11,307
Prepaid expenses and other assets	(257)	(1,407)
Liabilities on borrowed metals	(8,891)	8,063
Accounts payable, consignor payables, accrued expenses and other liabilities	(10,838)	7,727
Income taxes receivable/payable	354	(1,051)
Deferred taxes and other long-term tax liabilities	—	(408)
Net cash (used in) provided by operating activities — continuing operations	(2,588)	45,113
Net cash used in operating activities — discontinued operations	—	(1,238)
Net cash (used in) provided by operating activities	(2,588)	43,875
Cash flows from investing activities:
Capital expenditures for property and equipment	(1,189)	(1,565)
Cash proceeds on sale of non-controlling interests	100	—
Change in restricted cash	25	(43)
Cash transferred with sale of subsidiary	—	(3,935)
Divestiture of business	—	7,750
Net cash (used in) provided by investing activities — continuing operations	(1,064)	2,207
Net cash used in investing activities — discontinued operations	—	(22)
Net cash (used in) provided by investing activities	(1,064)	2,185
Cash flows from financing activities:
Borrowings (repayments) under lines of credit, net	10,278	(12,035)
Repayments on notes payable and capital lease obligations	(178)	(55)
Obligation under product financing arrangement	(13,048)	(10,798)
Issuance of common stock	—	25,213
Retirement of repurchased Afinsa and Auctentia common stock and interest in Spectrum Precious Metals, Inc.	—	(51,178)
Repurchase of common stock	(158)	—
Proceeds from exercise of stock options	33	—
Repurchase of restricted stock	—	(1)
Net cash used in financing activities — continuing operations	(3,073)	(48,854)
Net cash used in financing activities — discontinued operations	—	—
Net cash used in financing activities	(3,073)	(48,854)
Effects of exchange rate changes on cash	—	(110)
Net decrease in cash and cash equivalents	(6,725)	(2,904)
Cash and cash equivalents, beginning of period	23,643	25,305
Cash and cash equivalents, end of period	$16,918	$22,401
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest expense	$2,065	$1,982
Income taxes	$1,341	$3,099
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$—	$(573)

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

Unaudited Interim Financial Information
The accompanying interim condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These interim condensed consolidated financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statement of stockholders’ equity, and condensed consolidated statements of cash flows for the periods presented in accordance with U.S. GAAP. Operating results for the three and six months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending June 30, 2014 or for any other interim period during such year. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC. These interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “2013 Annual Report”), as filed with the SEC. Amounts related to disclosure of June 30, 2013 balances within these interim condensed consolidated financial statements were derived from the aforementioned audited consolidated financial statements and notes thereto included in the 2013 Annual Report.

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

Consolidated Joint Ventures and Variable Interest Entities

The Company's condensed consolidated financial statements also include the financial results of Calzona Ventures, LLC ("Calzona") and Spectrum Wine Auctions, LLC ("SWA"). Based on the Company's contractual arrangements with the members of Calzona and SWA, it has been determined that Calzona and SWA are variable interest entities or VIE, for which the Company is the primary beneficiary and both VIE's are required to be consolidated in accordance with ASC subtopic 810-10, or ASC 810-10, Consolidation: Overall.

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

During the 3 months ended December 31, 2013, the Company sold 60% of their member interest in SWA. However, through contractual arrangements, SWA is considered a VIE and the Company has been determined to be the primary beneficiary. As such, the Company is required to consolidate the results of SWA in their condensed consolidated financial statements.
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

A-Mark has a wholly owned subsidiary, Collateral Finance Corporation ("CFC"). Through CFC, a licensed California Finance Lender, A-Mark offers loans secured by precious metals, rare coins and other collectibles collateral to coin dealers, collectors and investors.

A-Mark has a wholly owned subsidiary, A-Mark Trading AG, ("AMTAG"). AMTAG promotes A-Mark bullion products in Central and Eastern Europe.

Another A-Mark wholly owned subsidiary, Transcontinental Depository Services, ("TDS") offers worldwide storage solutions to institutions, dealers and consumers.

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
European Operations
The European Operations (the “European Operations”) comprised European companies of the Stamps division (the “Stamps division”) of the Collectibles segment. The Stamps division was primarily engaged in the sale of philatelic (stamps) materials by auction. On September 13, 2012, the Company completed the sale of its Stamps division for approximately $7.8 million and recognized a gain on sale of $0.02 million. All but one of the European companies was sold on September 13, 2012. See discontinued operations, below (Note 3).

Discontinued Operations
In accordance with the provisions of the Presentation of Financial Statements Topic 205 of the ASC, the results of the European Operations are presented as discontinued operations in the condensed consolidated financial statements through the date of dissolution, as applicable (Note 3).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Summary of Significant Accounting Policies
There have been no significant changes to the Company's significant accounting policies during the six months ended December 31, 2013. See Note 2 to the Company's consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K for a comprehensive description of the Company's significant accounting policies.

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk vary based on the business segment. Both segments are subject to the risks associated with holding cash and cash equivalents. Cash and cash equivalents are maintained with several financial institutions and, at times, balances may exceed federally insured limits. All of the Company's non-interest bearing balances were fully insured from December 31, 2010 through December 31, 2012 due to a temporary federal program in effect. Beginning in calendar 2013, insurance coverage reverted to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may exceed federally insured limits.

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

Cash Equivalents
The Company considers all highly liquid investments with remaining maturities of three months or less, when purchased, to be cash equivalents. The Company had zero and $185,000 of cash equivalents as of December 31, 2013 and June 30, 2013, respectively.

Restricted Cash
During the fourth quarter of fiscal 2011, the Company purchased a building to serve as its new corporate headquarters. The building was acquired with cash and the assumption of a note, for which the lender required the Company to place $1.1 million of cash in escrow consisting of $0.8 million for building improvements and a leasing reserve totaling $0.3 million. As of December 31, 2013, the Company had a remaining restricted cash balance of $0.6 million, consisting of $0.3 million for building improvements and $0.3 million for leasing reserve. During the six months ended December 31, 2013, the Company spent $0 and added $8,250 of restricted cash for building improvements.

Inventories
Trading Inventories

Inventories principally include bullion and bullion coins and are stated at published market values plus purchase premiums paid by the Company on acquisition of the metal. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (see Note 11). Market risk gains (losses) are generally offset by the results of hedging transactions, which have been reflected as net (gain) loss on derivative instruments, a component of cost of precious metals sold in the condensed consolidated statements of operations. Inventories include amounts borrowed from suppliers under arrangements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash, and the corresponding obligations related to liabilities on borrowed metals are reflected on the condensed consolidated balance sheets. The Company mitigates market risk of its physical inventories through commodity hedge transactions.

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

Derivative Financial Instruments
The Company’s inventory, purchase and sale commitment transactions consist of precious metals bearing products. The value of these assets and liabilities is intimately linked to the prevailing price of the underlying precious metal commodity. The Company seeks to minimize the effect of price changes of the underlying commodity and enters into inventory hedging transactions, principally utilizing metals commodity futures contracts traded on national futures exchanges or forward contracts with only major credit worthy financial institutions. All of the Company's commodity derivative contracts are under master netting arrangements and include both asset and liability positions. Substantially all of these transactions are secured by the underlying metals positions. Notional balances of the Company derivative instruments are reported in Note 11.

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

The Company records the difference between market value and trade value of the underlying commodity contracts as a derivative asset or liability, as well as recording an unrealized gain or loss on derivative instruments in the Company's consolidated statements of operations. During the three and six months ended December 31, 2013, the Company recorded a net unrealized gain/(loss) on open future commodity and forward contracts and open purchase and sale commitments of $14.0 million and $(1.8) million, respectively, and a net realized loss on future commodity contracts of $(6.5) million and $(8.2) million, respectively. During the three and six months ended December 31, 2012, the Company recorded a net unrealized loss on open future commodity and forward contracts and open purchase and sale commitments of $(80.9) million and $(39.9) million, respectively, and a net realized gain on future commodity contracts of $52.5 million and $31.8 million, respectively.

Goodwill and Other Purchased Intangible Assets
The Company evaluates goodwill and other indefinite life intangibles for impairment annually in the fourth quarter of the fiscal year (or more frequently if indicators of potential impairment exist) in accordance with the Intangibles - Goodwill and Other Topic 350 of the ASC. Other finite life intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. The Company may first qualitatively assess whether relevant events and circumstances make it more likely than not that the fair value of the reporting unit's goodwill is less than its carrying value. If, based on this qualitative assessment, we determine that goodwill is more likely than not to be impaired, the two-step impairment test is performed. This first step in this test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, the second step in the test is performed, which is measurement of the impairment loss. The impairment loss is calculated by comparing the implied fair value of goodwill, as if the reporting unit has been acquired in a business combination, to its carrying amount. There were no impairment charges to the Company's goodwill and purchased intangibles during the three and six months ended December 31, 2013 or 2012.

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

Long-Lived Assets
Long-lived assets, other than goodwill and purchased intangible assets with indefinite lives, are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be recoverable. In evaluating impairment, the carrying value of the asset is compared to the undiscounted estimated future cash flows expected to result from the use of the asset and its eventual disposition. An impairment loss is recognized when estimated future cash flows are less than the carrying amount. Estimates of future cash flows may be internally developed or based on independent appraisals and significant judgment is applied to make the estimates. Changes in the Company's strategy, assumptions and/or market conditions could significantly impact these judgments and require adjustments to recorded amounts of long-lived assets. For the six months ended December 31, 2013 and 2012, no impairment of long-lived assets was identified.

Consolidated Joint Ventures

The Company includes in its condensed consolidated financial statements the results of operations and financial position of joint ventures which are VIEs in which the Company or its wholly-owned subsidiary are the primary beneficiaries (Note 13). The joint ventures consist of Calzona and SWA. In determining that the Company or its subsidiaries is the primary beneficiary, the Company evaluated both qualitative and quantitative considerations of each VIE, including, among other things, its capital structure, terms of contracts between the Company and its subsidiaries and the VIE, which interests create or absorb variability, related party relationships and the design of the VIE.

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

The Company accounts for its metals and sales contracts using settlement date accounting. Pursuant to such accounting, the Company recognizes sales or purchases of the metals at the settlement date. During the period between trade and settlement dates, the Company has essentially entered into a forward contract that meets the definition of a derivative in accordance with the Derivatives and Hedging Topic 815 of the ASC. The Company records the derivatives at the trade date with corresponding unrealized gains or losses which are reflected in the cost of precious metals sold in the condensed consolidated statements of operations. The Company adjusts the derivatives to fair value on a daily basis until the transactions are physically settled. Sales are recognized in the condensed consolidated statements of operations.

Collectibles Segment

The Company's Collectibles segment derives revenues from two primary sources: auctions and private treaty sales.

Auction Sales

In its role as auctioneer, the Company functions as an agent accepting properties on consignment from its selling clients. The Company sells properties as an agent of the consignors, billing the buyers for properties purchased, receiving payments from the buyers, and remitting to the consignors their portion of the buyers' payments after deducting the Company's commissions, expenses, applicable taxes and advances. Throughout this process, the Company does not take title to the properties consigned to it and risk of loss transfers from the consignor directly to the buyer of properties purchased. The Company's commissions include those earned from the buyers (“buyers' premium revenue”) and those earned from the consignors (“sellers' commission revenue”), both of which are calculated as a percentage of the value of the final bid at auction (the “hammer price”) of property sold at auction. The Company recognizes revenues, in the manner discussed in the following paragraph, from the buyers' premiums and sellers' commissions upon delivery of property sold at auction for owned property and at the close of the auction for consigned property. Commissions earned for the six months ended December 31, 2013 and 2012, totaled $9.6 million and $7.7 million, respectively.

The Company currently recognizes revenue as follows:

1.
For auctions of consigned product, revenue is recognized upon delivery of the related service elements. The first service element in the auction of consigned product consists of cataloging, appraising, preparation and performance of the auction. Revenue related to this element is recognized upon completion of the auction. The second service element relates to the processing, packaging and delivery of the sold consigned product and the collection of the sales consideration on behalf of the consignor. Revenue related to this element is recognized upon cash receipt from the purchaser, and coincides with delivery of the consigned product to the purchaser. Since each delivered service element has standalone value to the customer and delivery or performance of any undelivered service elements is probable, revenue is allocated to each separate unit of accounting based on the relative selling price of the element as a result of the lack of reliable vendor specific objective evidence or third-party evidence of the selling price. Significant inputs in determining the selling price of each service element include employee time spent working on these elements and their cost plus a markup.

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

Marketing
Marketing, advertising and promotion costs are expensed as incurred. Marketing, advertising and promotion expenses were $0.9 million and $1.1 million respectively, for the three and six months ended December 31, 2013 and were $1.2 million and $1.6 million, respectively for the three and six months ended December 31, 2012.

Shipping and Handling
Shipping and handling costs represent costs associated with shipping product to customers, and receiving product from vendors. Shipping and handling costs incurred totaled $1.2 million and $3.1 million respectively, for the three and six months ended December 31, 2013 and $1.1 million and $2.2 million for the three and six months ended December 31, 2012 respectively, and are included in general and administrative expenses in the condensed consolidated statements of operations.

Income Taxes
The Company estimates its provision for income taxes in each of the tax jurisdictions in which it conducts business, in accordance with the provisions of the Income Taxes Topic 740 of the ASC. The Company computes its annual tax rate based on the statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it earns income. Significant judgment is required in determining the Company's annual tax rate and in evaluating uncertainty in its tax positions. The Company recognizes a benefit for tax positions that it believes will more likely than not be sustained upon examination. The amount of benefit recognized is the largest amount of benefit that the Company believes has more than a 50% probability of being realized upon settlement. The Company regularly monitors its tax positions and adjusts the amount of recognized tax benefit based on its evaluation of information that has become available since the end of its last financial reporting period. The annual tax rate includes the impact of these changes in recognized tax benefits. When adjusting the amount of recognized tax benefits, the Company does not consider information that has become available after the balance sheet date, but does disclose the effects of new information whenever those effects would be material to the Company's consolidated financial statements. The difference between the amount of benefit taken or expected to be taken in a tax return and the amount of benefit recognized for financial reporting represents unrecognized tax benefits. The total unrecognized tax benefit is $28.8 million; $10.5 million of this amount is presented as an accrued liability in the consolidated balance sheet as of December 31, 2013 and is presented within other long-term tax liabilities. The potential interest and/or penalties associated with an uncertain tax position are recorded in provision for income taxes (income tax benefit) in the condensed consolidated statements of operations.

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

Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss ("NOL") carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the NOL or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. The ASU does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013 and December 15, 2014, for public and nonpublic entities, respectively. Early adoption and retrospective application are permitted. The adoption of the accounting principles in this update is not anticipated to have a material impact on the Company's consolidated financial position or results of operations.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, the objective of which is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The amendment eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholder's equity, requiring that all non-owner changes in stockholder's equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, except as it pertains to reclassifications out of accumulated other comprehensive income. The FASB has deferred such changes in ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which was issued in December 2011. The adoption of the accounting principles in these updates did not have a material impact on the Company's consolidated financial position or results of operations. The FASB issued ASU update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to address concerns raised in the initial issuance of ASU 2011-05, Comprehensive Income, for which the Board deferred the effective date of certain provisions relating to the presentation of reclassification adjustments in the income statement.  With the issuance of ASU 2013-02 entities are now required to disclose:

•	For items reclassified out of accumulated other comprehensive income ("AOCI") and into net income in their entirety, the effect of the reclassification on each affected net income line item; and

•	for AOCI reclassification items that are not reclassified in their entirety into net income, a cross reference to other required U.S. GAAP disclosures.

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

3. DISCONTINUED OPERATIONS
Stamps Division
On September 13, 2012, the Company completed the sale of its Stamps division for approximately $7.8 million, of which $400,000 was held in escrow. During the six months ended December 31, 2013, the Company received all escrow funds. The Company recorded a gain on sale of $0.02 million from the transaction. In accordance with the provisions of Presentation of Financial Statements Topic 205 of the ASC, the results of the Stamps division are now presented in the condensed consolidated financial statements as discontinued operations.

The following results of operations of the Stamps division have been presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

	Three Months Ended		Six Months Ended
in thousands	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Revenues	$—	$—	$—	$185
Loss from discontinued operations:
Loss from discontinued operations, excluding taxes and gain on sales of assets	—	—	—	(1,080)
Income tax benefit	—	—	—	(417)
Loss from discontinued operations	$—	$—	$—	$(663)

4.	CUSTOMER CONCENTRATIONS
Customers providing 10 percent or more of the Company's Trading segment revenues for the three and six months ended December 31, 2013 and 2012 are listed below:

	Three Months Ended				Six Months Ended
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012

in thousands	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Total Trading segment revenue	$1,484,083	100.0%	$1,688,625	100.0%	$2,976,196	100.0%	$3,302,240	100.0%
Trading segment customer concentrations
Customer A	$393,148	26.5%	$162,748	9.6%	$705,693	23.7%	$257,967	7.8%
Customer B	32,169	2.2	191,810	11.4	56,596	1.9	719,226	21.8
Total	$425,317	28.7%	$354,558	21.0%	$762,289	25.6%	$977,193	29.6%
Customers providing 10 percent or more of the Company's Trading segment's accounts receivable, excluding $31.9 million and $35.6 million of secured loans as of December 31, 2013 and June 30, 2013, respectively, are listed below:

	December 31, 2013		June 30, 2013

in thousands	Amount	Percent	Amount	Percent
Trading segment accounts receivable	$50,405	100.0%	$58,777	100.0%
Trading segment customer concentrations
Customer C	$34,240	67.9%	$44,185	75.2%
Customer D	3,556	7.1	8,593	14.6
Total	$37,796	75.0%	$52,778	89.8%

Customers providing 10 percent or more of the Company's Trading segments' secured loans as of December 31, 2013 and June 30, 2013, respectively, are listed below:

	December 31, 2013		June 30, 2013

in thousands	Amount	Percent	Amount	Percent
Trading segment secured loans	$31,935	100.0%	$35,585	100.0%
Trading segment customer concentrations
Customer E	$—	—%	$15,800	44.4%
Customer F	2,046	6.4	3,659	10.3
Customer G	4,200	13.2%	—	—%
Total	$6,246	19.6%	$19,459	54.7%
The loss of any of the above customers of the Trading segment could have a material adverse effect on the operations of the Company.
For the six months ended December 31, 2013 and 2012 and as of December 31, 2013 and June 30, 2013, the Collectibles segment had no reportable concentrations.

5.	RECEIVABLES
Receivables and secured loans from the Company's trading segment consist of the following as of December 31, 2013 and June 30, 2013:

in thousands	December 31, 2013	June 30, 2013

Customer trade receivables	$29,706	$38,154
Wholesale trade advances	11,790	20,623
Secured loans	31,935	35,585
Due from other brokers and other	8,909	—
Subtotal	82,340	94,362
Less: allowance for doubtful accounts	(30)	(104)
Subtotal	82,310	94,258
Derivative assets — futures contracts	10,921	14,967
Derivative assets — open purchase and sales commitments	3,374	—
Derivative assets — forward contracts	4,933	471
Receivables and secured loans, net — trading operations	$101,538	$109,696
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
Secured loans represent short term loans made to customers of CFC. Loans are fully secured by bullion, numismatic and semi-numismatic material which are held in safekeeping by CFC. As of December 31, 2013 and June 30, 2013, the loans carried average effective interest rates of 8.7% and 8.0%, respectively. Due from brokers principally consists of the margin requirements held at brokers related to open futures contracts.
On September 27, 2013, CFC paid $350 thousand to a borrower of CFC in exchange for the right to assume a portfolio of short-term loan receivables totaling $12.8 million.  The loans were used to satisfy the existing outstanding loan totaling $12.8 million with the borrower of CFC. The receivables were originated by the borrower and this transaction resulted in the assignment of those receivables to CFC. This premium will be amortized ratably as loans pay off. The loans are due on demand with the option to extend maturities for 180 days.  For the three months ended December 31, 2013, a total of $3.9 million in loans were paid off and $0.1 million in premium amortization cost was recorded.
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
Accounts receivable and consignor advances from the Company's Collectibles segment consist of the following as of December 31, 2013 and June 30, 2013:

in thousands	December 31, 2013	June 30, 2013

Auction and trade	$5,866	$10,827
Secured loan	1,514	1,258
Derivative assets — future contracts	—	569
Subtotal	7,380	12,654
Less: allowance for doubtful accounts	(297)	(307)
Accounts receivable and consignor advances, net — collectibles operations	$7,083	$12,347
The Company frequently extends trade credit in connection with its auction sales. The Company evaluates each customer's creditworthiness on a case-by-case basis. Typically, the customers that receive trade credit are established collectors and professional dealers that have regularly purchased property at the Company's auctions or whose reputation within the industry is known and respected by the Company. The Company makes judgments as to the ability to collect outstanding auction and consignor advance receivables and provides allowances for the portion of receivables when collection becomes doubtful. Provisions are made based upon a specific review of all significant outstanding invoices. The Company continuously monitors payments from its customers and records allowances for doubtful accounts for estimated losses in the period they become probable. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, the Company believes its allowance for doubtful accounts as of December 31, 2013 and June 30, 2013 is adequate.
Activity in the allowance for doubtful accounts for the Trading and Collectible segments for the six months ended December 31, 2013 and year ended June 30, 2013 are as follows:

in thousands	December 31, 2013	June 30, 2013

Beginning balance	$411	$1,294
Provision for losses	—	(396)
Charge-offs to reserve	(84)	(488)
Foreign currency exchange rate changes	—	1
Ending balance	$327	$411

Net charge-offs for the six months ended December 31, 2013 and 2012 totaled $84 thousand and $383 thousand, respectively.

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
The Company's classes, which align with management reporting, are as follows:

in thousands	December 31, 2013		June 30, 2013

Bullion	$19,403	60.8%	$21,993	61.8%
Collectibles	12,532	39.2	13,592	38.2
Total secured loans	$31,935	100.0%	$35,585	100.0%

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
There were no impaired loans as of December 31, 2013 and one impaired loan of $70,000 as of June 30, 2013.

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

Further information about the Company's credit quality indicators includes differentiating by categories of current loan-to-value ratios. The Company disaggregates its secured loans as follows:

in thousands	December 31, 2013		June 30, 2013

Loan-to-value of 75% or more	$12,493	39.1%	$3,764	10.6%
Loan-to-value of less than 75%	19,442	60.9	31,821	89.4
Total	$31,935	100.0%	$35,585	100.0%

No loans have a loan-to-value in excess of 100% at December 31, 2013 and June 30, 2013.

6.	INVENTORIES
The Trading segment's inventories primarily include bullion and bullion coins and are stated at published market values plus purchase premiums paid on acquisition of the metal. The amount of premium included in the inventories as of December 31, 2013 and June 30, 2013 was $3.3 million and $1.8 million, respectively. The Company also protects substantially all of its physical inventories from market risk through commodity hedge transactions (Note 11). For the six months ended December 31, 2013 and 2012, the unrealized gains (losses) resulting from the difference between market value and cost of physical inventories were $0.7 million and $4.3 million, respectively. These unrealized gains (losses) are included in cost of precious metals sold in the accompanying condensed consolidated statements of operations. Such gains (losses) are generally offset by the results of hedging transactions, which have been reflected as a net gain (loss) on derivative instruments, which is a component of cost of precious metals sold in the condensed consolidated statements of operations.
The Trading segment's inventories include amounts borrowed from various suppliers under ongoing agreements to purchase precious metals on an unallocated basis. Unallocated or pool metal represents an unsegregated inventory position that is due on demand, in a specified physical form, based on the total ounces of metal held in the position. Amounts under these arrangements require delivery either in the form of precious metals or cash. A corresponding obligation related to metals borrowed is reflected on the condensed consolidated balance sheets for $11.2 million and $20.1 million as of December 31, 2013 and June 30, 2013, respectively. The Trading Segment also protects substantially all of its physical inventories from market risk through commodity hedge transactions.
The Trading segment's inventories also include amounts for obligation under a product financing arrangement. The Company entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted under this agreement and the Company is allowed to repurchase the inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet under obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as a component of cost of precious metals sold. Such obligation totaled $25.5 million and $38.6 million as of December 31, 2013 and June 30, 2013 respectively (See Note 10).
The Trading segment periodically loans metals to customers on a short-term consignment basis, charging interest fees based on the value of the metal loaned. Inventories loaned under consignment arrangements to customers as of December 31, 2013 and June 30, 2013 totaled $5.4 million and $2.6 million, respectively. Such inventory is removed at the time the customer elects to price and purchase the metals, and the Company records a corresponding sale and receivable. Substantially all inventory loaned under consignment arrangements is secured by letters of credit issued by major financial institutions for the benefit of the Company or under an all-risk insurance policy with the Company as the loss-payee.

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

Inventories as of December 31, 2013 and June 30, 2013 consisted of the following:

in thousands	December 31, 2013	June 30, 2013

Trading	$134,523	$123,824
Collectibles	22,601	25,875
	157,124	149,699
Restricted inventory - trading	25,506	38,554
Net inventory	$182,630	$188,253

7. GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS
Goodwill
The carrying values of goodwill by business segment as of December 31, 2013 and June 30, 2013 are described below:

in thousands	Trading	Collectibles	Total
Balance as of December 31, 2013
Goodwill	$4,884	$5,363	$10,247
Accumulated impairment losses	—	(5,363)	(5,363)
	4,884	—	4,884
Balance as of June 30, 2013
Goodwill	4,884	5,363	10,247
Accumulated impairment losses	—	(5,363)	(5,363)
	$4,884	$—	$4,884

Cumulative goodwill impairment totaled $5.4 million as of December 31, 2013 and June 30, 2013. There were no impairment charges to the Company's goodwill and purchased intangibles during the six months ended December 31, 2013 and 2012. In the fourth quarter of fiscal 2013, the Company had recorded a goodwill impairment charge primarily due to the operating loss incurred in SBN and management's evaluation of economic conditions and projected future performance in the business.
Other Purchased Intangibles, Net
The carrying value of other purchased intangibles as of December 31, 2013 and June 30, 2013 is as described below:

		December 31, 2013				June 30, 2013

in thousands	Estimated Useful Lives (Years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Book Value
Trademarks	Indefinite	$3,479	$—	$(798)	$2,681	$3,479	$—	$(798)	$2,681
Customer lists	5 - 15	9,057	(5,384)	(419)	3,254	9,057	(5,019)	(419)	3,619
Non-compete and other	0 - 4	2,270	(2,254)	—	16	2,270	(2,253)	—	17
Purchased intangibles subject to amortization		11,327	(7,638)	(419)	3,270	11,327	(7,272)	(419)	3,636
		$14,806	$(7,638)	$(1,217)	$5,951	$14,806	$(7,272)	$(1,217)	$6,317

The Company's other purchased intangible assets are subject to amortization except for trademarks, which have an indefinite life. Amortization expense related to the Company's intangible assets for the six months ended December 31, 2013 and 2012 was $0.4 million and $0.4 million, respectively. Estimated amortization expense on an annual basis for the succeeding five years is as follows (in thousands):

Year ending June 30,
2014 (remaining six months)	$317
2015	567
2016	518
2017	479
2018	450
Thereafter	939
Total	$3,270

8.	ACCOUNTS PAYABLE AND CONSIGNOR PAYABLES
Accounts payable and consignor payables consist of the following:

in thousands	December 31, 2013	June 30, 2013

Trade payable to customers and consignor payables	$7,779	$8,094
Advances from customers	30,008	31,026
Liability on deferred revenue	10,434	14,985
Net liability on margin accounts	6,469	6,636
Due to brokers	1,711	4,985
Derivative liabilities — open purchases and sales commitments	32,027	30,113
Derivative liabilities — forward contracts	10	—
	$88,438	$95,839

9.	INCOME TAXES

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

Income tax provision on continuing operations for the six months ended December 31, 2013 and 2012 consists of the following:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
U.S.	$1,586	$403	$59	$282
Foreign	(71)	659	2,156	888
Provision for income taxes — continuing operations	$1,515	$1,062	$2,215	$1,170

The effective tax rate for the six months ended December 31, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
Effective tax rate	(226.33)%	203.06%	(183.07)%	(809.37)%

The effective tax rate varies significantly from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials. In addition, the U.S. tax rate is significantly higher than expected due to the accrual of $3.1 million related to income tax withholding on distributions from a foreign subsidiary to the U.S. parent. The withholding on the distribution generated a significant tax expense in the current quarter relative to the quarter to date pre-tax loss.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. During the six months ended December 31, 2013, the Company concluded that, with the exception of foreign tax credits which require foreign source income to be reported in the U.S., certain state net operating loss carryforwards and capital loss carryforwards, it was more likely than not that the Company would be able to realize the benefit of the U.S. federal and state deferred tax assets in the future. The Company based this conclusion on historical and projected operating performance, as well as its expectation that its operations will generate sufficient taxable income in future periods to realize the tax benefits associated with the deferred tax assets. There was no change to the valuation allowance recorded during the six months ended December 31, 2013.
The Company will continue to assess the need for a valuation allowance on the deferred tax asset by evaluating both positive and negative evidence that may exist. Any adjustment to the net deferred tax asset valuation allowance would be recorded in the income statement for the period that the adjustment is determined to be required. The valuation allowance against deferred tax assets was $8.9 million as of December 31, 2013 and June 30, 2013, respectively.
The non-current income tax receivable as of June 30, 2013 represents a $1.2 million carry-back claim for the 2007 taxable year, a $1.5 million carry-back claim for the 2008 taxable year, alternative minimum tax liability of $0.2 million related to the 2010 taxable year, and a balance due of $0.7 million related to the 2011 taxable year. The Company intends to effect the filing of such claims upon completion of the Internal Revenue Service ("IRS") examination (discussed below).
As of December 31, 2013, the Company had $28.8 million of unrecognized tax benefits and $2.1 million relating to interest and penalties. Of the total unrecognized tax benefits, $28.8 million would reduce the Company's effective tax rate, if recognized. The Company's continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company accrued additional interest and penalties of $0.08 million during the six months ended December 31, 2013 and $0.2 million during the six months ended December 31, 2012.

Final determination of a significant portion of the Company's global unrecognized tax benefits that will be effectively settled remains subject to ongoing examination by various taxing authorities, including the IRS. The Company is actively pursuing strategies to favorably settle or resolve these liabilities for unrecognized tax benefits. If the Company is successful in mitigating these liabilities, in whole or in part, the impact will be recorded as an adjustment to income tax expense in the period of settlement. The Company is currently under examination by the IRS for the years ended June 30, 2004 through 2010 and by other taxing jurisdictions on certain tax matters, including challenges to certain positions the Company has taken. With few exceptions, examinations have either been completed by the tax authorities or the statute of limitations have expired for U.S. federal, state and local income tax returns filed by the Company for the years through 2003. The Company's Spanish operations are currently under examination as discussed below. For the Company's remaining foreign operations, examinations have either been completed by the tax authorities or the statute of limitations has expired for tax returns filed by the Company for the years through 2003. As of December 31, 2013 the Company anticipates closing the IRS examination within the next 12 months. Closing the IRS examination would materially impact the amount of unrecognized tax benefits. However, the Company is not able to predict the outcome of the IRS examination at this time.

IRS and New York Tax Audits
Audits of SGI's tax returns for fiscal 2004 through fiscal 2012 are currently under exam with the IRS. These audits are ongoing and the outcome cannot be determined at this time. Therefore, no accrual has been made with respect to this potential liability. In March 2008, the New York State Department of Taxation and Finance began an audit of the Company's tax returns for fiscal 2005, 2006 and 2007. These audits were concluded on June 2, 2011 and the New York State Department of Taxation and Finance accepted the return(s) as filed. The Company has been notified by the New York State Department of Taxation and by the New York City Department of Taxation of their intent to audit the Company's tax returns for fiscal 2010 and 2011. The Company is unable to determine the outcome at this time.
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

10.	FINANCING AGREEMENTS

The Company has the following amounts outstanding under financing agreements as of December 31, 2013 and June 30, 2013:

in thousands	December 31, 2013	June 30, 2013
Liability on borrowed metals	$11,226	$20,117
Obligation under product financing agreement	$25,506	$38,554
Lines of credit:
Trading credit facility	$106,000	$95,000
Collectibles credit facility	5,000	5,000
SBN credit facility	135	857
Total lines of credit	$111,135	$100,857
Debt obligations:
Note payable for building, plus accrued interest	$6,195	$6,263
Note payable for repurchase of minority interest	2,687	2,675
Earn-out related to Stack's LLC minority interest repurchase	1,063	1,063
Other liabilities	739	836
Total debt obligations	$10,684	$10,837

Liability on Borrowed Metals
A-Mark borrows metals from several of its suppliers under short-term agreements bearing interest at a designated rate. Amounts under these agreements are due at maturity and require repayment either in the form of borrowed metals or cash. A-Mark's inventories included borrowed metals with market values totaling $11.2 million and $20.1 million as of December 31, 2013 and June 30, 2013, respectively. Certain of these metals are secured by letters of credit issued under A-Mark's borrowing facility, which totaled $0.0 million and $9.0 million as of December 31, 2013 and June 30, 2013, respectively.

Obligation Under Product Financing Arrangement
A-Mark entered into an agreement with a third party for the sale of gold and silver, at the option of the third party, at a fixed price. Such agreement allows the Company to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges a monthly fee as percentage of the market value of the outstanding obligation. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the condensed consolidated balance sheet within "Obligation under product financing arrangement". The obligation is stated at the amount required to repurchase the outstanding inventory. Both the product financing obligation and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value recorded as a component of cost of precious metals sold in the condensed consolidated statements of operations. Such obligation totaled $25.5 million and $38.6 million as of December 31, 2013 and June 30, 2013, respectively.

Lines of Credit
Trading Credit Facility
A-Mark has a borrowing facility (“Trading Credit Facility”) with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of December 31, 2013, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The one-month LIBOR rate was approximately 0.17% and 0.19% as of December 31, 2013 and June 30, 2013, respectively. Borrowings are due on demand and totaled $106.0 million and $95.0 million for lines of credit and $0.0 million and $9.0 million for letters of credit at December 31, 2013 and at June 30, 2013, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $64.0 million and $66.0 million at December 31, 2013 and June 30, 2013, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth as of December 31, 2013 was $44.6 million and $61.3 million, respectively. Accordingly, the Company is in compliance with all restrictive financial covenants. The Company's ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

Interest expense related to A-Mark’s borrowing arrangements totaled $0.9 million and $1.9 million for the three and six months ended December 31, 2013 and $0.9 million and $1.9 million for the three and six months ended December 31, 2012 respectively.
Collectibles Credit Facility
In May 2010, the Company and its wholly-owned numismatic subsidiaries, Spectrum Numismatics International, Inc. (“SNI”), B&M, and Teletrade, Inc. (“Teletrade”), entered into a borrowing facility with a lender, providing for a line of credit (the “Collectibles Credit Facility”) up to a maximum of $5.0 million. Amounts outstanding under the Collectibles Credit Facility are secured by the assets of SNI and B&M, and are further guaranteed by the Company. The Company's obligations under the guaranty are secured by the pledge of SNI shares owned by it. The Collectibles Credit Facility is due on demand, and interest on the outstanding amounts accrued at the lender's base rate of 4.75%, which is subject to change. As of December 31, 2013 and June 30, 2013 borrowings are due on demand and totaled $5.0 million and $5.0 million, respectively.

Separately, A-Mark, the Company's precious metals trading subsidiary, has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of December 31, 2013, the total amount borrowed with this lender was $23.0 million, which consisted of $18.0 million by A-Mark and $5.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2013 and June 30, 2013 were $0.0 million and $0.0 million, respectively.

Interest expense related to SNI's borrowing arrangements totaled $56,000 and $100,000 for the three and six months ended December 31, 2013 and $33,000 and $68,000 for the three and six months ended December 31, 2012, respectively.

SBN Credit Facility
SBN has a Revolving Credit Facility with its related party effective on January 1, 2011 and amended on April 28, 2011. This Revolving Credit Facility entitled SBN to draw upon it to cover certain costs, as defined. Under the terms of the agreement, this Revolving Credit Facility bears an interest rate of prime plus a stated rate and the agreement expires December 31, 2015. The maximum that can be drawn against the Revolving Credit Facility is $2.0 million. The proceeds can only be used to cover certain costs, as defined, and must be repaid within forty five days following the auction close. As of December 31, 2013 and June 30, 2013, SBN had borrowed $0.1 million and $0.9 million, and incurred interest expense of $2,000 and $12,000 for the three and six months ended December 31, 2013 and $8,000 and $26,000 for the three and six months ended December 31, 2012, respectively.

Other Debt Obligations

Note Payable for Repurchase of Minority Interest

On April 30, 2013, the Company, through its subsidiaries B&M and SBN, purchased the remaining 49% non-controlling interest in SBN/dba Stack's Bowers Galleries. As a result of this transaction, which was effective as of April 1, 2013, SBN/dba Stack's Bowers Galleries is now wholly owned by the Company. The purchase price consisted of $2.3 million in cash and $2.7 million evidenced by promissory note, bearing interest at 5.5% per annum and maturing on April 1, 2015. The Company is a primary obligor on the note, which is interest-only until maturity. In addition, the Company agreed to pay the seller, Stack's, LLC, an earn-out based on the performance of Stack's Bowers Galleries for its fiscal years ending June 30, 2014, 2015 and 2016 (see Note 15). Per the earn-out agreement, the Company is to pay Stacks, LLC. 40% of the pre-tax net profit of SBN in excess of $2.2 million for each of the fiscal years. As of December 31, 2013 and June 30, 2013, the outstanding principal balance of the note was $2.7 million. For the three and six months ended December 31, 2013 interest expense was $36,000 and $73,000, respectively. The Company also recorded a liability of $1.1 million as of December 31, 2013 and June 30, 2013 in connection with the earn-out. The Company evaluated the earn-out as of December 31, 2013 and no changes were necessary.

Note Payable for Building
On April 21, 2011, the Company, through its wholly-owned subsidiary, 1063 McGaw, LLC, purchased a two-story 54,239 square foot office building located in Irvine, California, to serve as its new corporate headquarters. The purchase price for the building was $7.3 million and was partly financed by the assumption of an existing loan with an outstanding principal balance of $6.5 million. The loan bears interest at the rate of 5.50% per annum and is payable in equal monthly installments of principal and interest in the amount of $40,540. The loan matures on May 11, 2015, at which time the then outstanding principal balance of the loan is due and payable in full. As of December 31, 2013 and June 30, 2013, the outstanding principal balance with accrued interest was $6.2 million and $6.3 million, respectfully, and interest expense was $87,000 and $174,000 for the three and six months ended December 31, 2013 and $89,000 and $178,000 for the three and six months ended December 31, 2012, respectfully.

The following table represents future obligations pertaining to the principal payments on the McGaw note:

Years ended June 30,	Amount

in thousands
2014 (remaining six months)	$72
2015	6,102
Total	$6,174

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Due to the nature of the Company's global hedging strategy, the Company is not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from the Company's futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5 and 8). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains/(losses) on derivative instruments in the condensed consolidated statements of operations for the six months ended December 31, 2013 and 2012 were $(9.9) million and $(8.2) million, respectively, and recorded to cost of goods sold.
The Company’s management sets credit and position risk limits. These limits include gross position limits for counterparties engaged in purchase and sales transactions with the Company. They also include collateral limits for different types of purchase and sale transactions that counterparties may engage in from time to time.

A summary of the market values of the Company’s physical inventory positions, purchase and sale commitments, and its outstanding forward and futures contracts is as follows at December 31, 2013 and at June 30, 2013:

in thousands	December 31, 2013	June 30, 2013
Trading Inventory, net	$160,029	$162,378
Less unhedgable inventory:
Premium on metals position	(3,336)	(1,787)
Subtotal	156,693	160,591
Commitments at market:
Open inventory purchase commitments	391,320	461,883
Open inventory sale commitments	(138,805)	(272,044)
Margin sale commitments	(15,765)	(13,651)
In-transit inventory no longer subject to market risk	(15,522)	(24,221)
Unhedgable premiums on open commitment positions	1,601	2,107
Inventory borrowed from suppliers	(11,226)	(20,117)
Product financing obligation	(25,506)	(38,554)
Advances on industrial metals	(3,254)	33
Inventory subject to price risk	339,536	256,027
Inventory subject to derivative financial instruments:
Precious metals forward contracts at market values	167,928	84,999
Precious metals futures contracts at market values	171,728	171,272
Total market value of derivative financial instruments	339,656	256,271
Net inventory subject to price risk	$(120)	$(244)

in thousands	December 31, 2013	June 30, 2013
Effects of open related party transactions between A-Mark and affiliates:
Net inventory subject to price risk, Company consolidated basis	$(120)	$(244)
Open inventory sale commitments with affiliates	(256)	(1,402)
Open inventory purchase commitments with affiliates	287	1,282
Net inventory subject to price risk, A-Mark stand-alone basis	$(89)	$(364)
The unhedgable premium on open commitment positions is equal to total premium less hedgable premium, where the premium value is based upon a percentage of the underlying bullion value. At December 31, 2013, total premium on open commitment positions was $1.6 million, of which zero was deemed hedgable. At June 30, 2013, total premium on open commitment positions was $2.1 million, of which zero was deemed hedgable.
At December 31, 2013 and June 30, 2013, the Company had the following outstanding commitments:

in thousands	December 31, 2013	June 30, 2013

Purchase commitments	$391,320	$461,883
Sale commitments	(138,805)	(272,044)
Open forward contracts	167,928	84,999
Open futures contracts	171,728	171,272
The Company uses forward contracts and futures contracts to protect its inventories from market exposure.

At December 31, 2013 and June 30, 2013, the Company had outstanding purchase commitments of $391.3 million and $461.9 million, respectively, and outstanding sale commitments of $(138.8) million and $(272.0) million, respectively, arising in the normal course of business; purchase commitments related to open forward contracts totaling $167.9 million and $85.0 million, respectively; and purchase and sale commitments related to open futures contracts totaling $171.7 million and $171.3 million, respectively. The Company uses forward contracts and futures contracts to protect its inventories from market exposure.

At December 31, 2013 and June 30, 2013 the net inventory subject to price risk of A-Mark on a stand-alone basis totaled $(0.1) million and $(0.4) million, respectively.
The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. The Company’s open purchase and sales commitments typically settle within 2 business days, and for those commitments that do not have stated settlement dates, the Company has the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2013 are scheduled to settle within 30 days.
The Company is exposed to the risk of failure of the counterparties to its derivative contracts. Significant judgment is applied by the Company when evaluating the fair value implications. The Company regularly reviews the creditworthiness of its major counterparties and monitors its exposure to concentrations. At December 31, 2013, the Company believes its risk of counterparty default is mitigated as a result of such evaluation and the short-term duration of these arrangements.

12. RELATED PARTY TRANSACTIONS

Royalties to Former Owner
As part of the A-Mark sale agreement dated July 15, 2005, the former owner is paid royalties for his portion of income earned on a specific type of transaction. The Trading segment accrual for royalties was $106,000 and $312,000 as of December 31, 2013 and June 30, 2013, respectively.
Transactions with Directors and Officers
From time to time certain of the Company's officers and directors may purchase from or consign collectibles to the Company. Each purchase and consignment is made under substantially the same conditions that are applicable to third parties. The Company's officers and directors purchased from the Company bullion and numismatic products totaling $9,000 and $176,000 during the three and six months ended December 31, 2013, respectively, and $55,000 and $84,000 during the three and six months ended December 31, 2012, respectively. The Company's officers and directors sold to or consigned for sale to the Company bullion and numismatic products totaling $350,000 and $364,000 during the three and six months ended December 31, 2013, respectively. There were no sales or consigned sales by the Company's officers and directors to the Company during the three and six months ended December 31, 2012.
Transactions with Other Related Parties
During the three and six months ended December 31, 2013, the Company purchased $323,000 and $1.5 million in collectibles from other related parties of the Company, respectively. During the three and six months ended December 31, 2012, the Company purchased $0 and $2.5 million in collectibles from other related parties of the Company, respectively. During the three and six months ended December 31, 2013, the Company sold $436,000 and $1.6 million in collectibles to other related parties of the Company, respectively. During the three and six months ended December 31, 2012, the Company sold $68,000 in collectibles to other related parties of the Company.
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

As of December 31, 2013, there are outstanding 30.8 million shares of common stock, of which 3.0 million shares are owned by Afinsa and Auctentia. Accordingly, Afinsa and Auctentia may be deemed to no longer control the Company.

Other Transactions with Afinsa
On June 27, 2011, the Company and Afinsa entered into a consignment agreement to auction philatelic materials owned by Afinsa. Under the terms of the consignment agreement, Heinrich Köhler Auktionshaus GmbH and Heinrick Köhler Briefmarkenhandel acted as the auctioneer for the sale of the philatelic materials owned by Afinsa. During the six months ended December 31, 2013 and 2012 respectively, Heinrich Köhler Auktionshaus GmbH and Heinrich Köhler Briefmarkenhandel earned zero and $57,000 in related auction commissions.

13.	NON-CONTROLLING INTERESTS

SWA
Effective December 1, 2013, the Company executed a binding purchase agreement whereby, for consideration received, the Company sold 60% of its member interests in SWA, a California limited liability company. Although 60% of the SWA's interest was sold through contractual arrangements, the Company maintained the power to direct activities of SWA that most significantly impact their economic performance. Additionally, the Company absorbs losses or the right to receive benefits significant to SWA. As such, SWA was deemed a VIE and the Company, as the primary beneficiary, consolidates SWA's results of operations in its condensed consolidated financial statements.
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
As of December 31, 2013 and June 30, 2013, the Company's condensed consolidated balances sheets include Calzona's redeemable 65% interest presented as temporary equity of $92,000 and $160,000 respectively. Additionally, the Company's condensed consolidated balances sheet includes SWA's 60% member interests as non-controlling interest as of December 31, 2013.

Redeemable non-controlling interest, VIE, represented by Calzona's redeemable 65% interest is determined as follows:

in thousands	December 31, 2013	June 30, 2013

Beginning balance	$160	$124
Non-controlling interest in net income (loss) of Calzona	(68)	36
Ending balance	$92	$160

Non-controlling interests, represented by SWA's 60% member interest is determined as follows:

in thousands	December 31, 2013	June 30, 2013

Beginning balance	$—	$—
Contribution by non-controlling interest in SWA	240	—
Non-controlling interest in net income of SWA	89	—
Ending balance	$329	$—
The Company's condensed consolidated statements of operations for the three and six months ended December 31, 2013 and 2012 includes the following non-controlling interests in net income (loss):

	Three Months Ended		Six Months Ended
in thousands	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Auctentia 20% interest in Spectrum PMI through September 25, 2012 - (Spectrum PMI owned 100% of A-Mark Precious Metals)	$—	$—	$—	$337
SBN 49% interest (up until March 31, 2013)	—	(702)	—	(886)
Calzona redeemable 65% interest	(27)	3	(68)	(66)
SWA	89	—	89	—
	$62	$(699)	$21	$(615)

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

Repurchase of Common Shares

On February 8, 2013, the Company's board of directors approved a stock repurchase plan which authorizes the repurchase of up to $5 million of the Company's common stock. The authorization remains open through August 8, 2014. Purchases may be made from time to time by the
Company in the open market at prevailing market prices or in privately negotiated transactions. As of December 31, 2013, 203,423 shares of common stock at a weighted average price per share of $2.00 had been repurchased by the Company under the plan.
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
Under the 1997 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Board, and stock options and SARs may have any term. The majority of the stock options granted through June 30, 2008 under the 1997 Plan have been granted with an exercise price equal to market value on the date of grant. The 1997 Plan limits the number of stock options and SARs that may be granted to any one employee to 550,000 in any year. The 1997 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At December 31, 2013, there were no shares remaining available for future awards under the 1997 Plan, and on December 13, 2012, the 2012 Stock Award and Incentive Plan (the “2012 Plan”), which was previously approved by the Board of Directors, was approved by the Company's shareholders. The 2012 Plan replaces the 1997 Plan for new grants, but any outstanding awards under the 1997 Plan continue in accordance with the 1997 Plan terms.
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
Under the 2012 Plan, the exercise price of options and base price of SARs may be set at the discretion of the Board, but generally may not be less than the fair market value of the shares on the date of grant, and the maximum term of stock options and SARs is ten years. The 2012 Plan limits the number of share-denominated awards that may be granted to any one employee to 750,000 in any year. The 2012 Plan will terminate when no shares remain available for issuance and no awards remain outstanding. At December 31, 2013, there were 1,192,500 shares remaining available for future awards under the 2012 Plan.
Employee Stock Options. The Company recorded expense of $52,000 and $103,000 in the condensed consolidated statements of operations related to the vesting of issued employee stock options during the three and six months ended December 31, 2013, and expense of $29,000 during the three and six months ended December 31, 2012. The Company estimates the fair value of its options on the date of grant using the Black-Scholes option-pricing model, which takes into account assumptions such as dividend yield, the risk-free interest rate, the expected stock price volatility and the expected life of the options.
No stock options were granted during the six months ended December 31, 2013.
The following table summarizes the stock option activity for the six months ended December 31, 2013:

	Options	Weighted Average Exercise Price	Intrinsic Value (in thousands)	Weighted Average per share Grant Date Fair Value
Outstanding at June 30, 2013	1,278,750	$3.95	$—	$1.75
Exercised	(12,000)	2.80	—	0.44
Cancellations, expirations and forfeitures	(141,750)	3.15	—	0.84
Outstanding at December 31, 2013	1,125,000	4.06	$—	1.88
Shares exercisable at December 31, 2013	695,000	5.33	$—	1.99
Following is a summary of the status of stock options outstanding at December 31, 2013:

Options Outstanding					Options Exercisable
Exercise Price Ranges		Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
From	To
$0.01	$4.99	960,000	8.79	$2.37	530,000	$2.67
5.00	9.99	—	0.00	—	—	—
10.00	14.99	165,000	0.25	13.90	165,000	13.90
		1,125,000	7.54	4.06	695,000	5.33
Restricted Stock Units. The Company has issued restricted stock to certain members of management, key employees, and directors. During the six months ended December 31, 2013 and 2012, the Company granted 200,000 and 123,001 restricted shares at a weighted average issuance price of $2.25 and $1.59, respectively. Such shares generally vest after 2 years from the date of grant. Total compensation expense recorded for restricted shares for the three and six months ended December 31, 2013 was $92,000 and $184,000, and for the three and six months ended December 31, 2012 was $90,000 and $162,000, respectively. The remaining compensation expense that will be recorded under restricted stock grants totals $747,000, which will be recorded over a weighted average period of approximately 1.97 years.
The following table summarizes the restricted stock activity for the six months ended December 31, 2013:

	Shares	Weighted Average Share Price at Grant Date
Outstanding at June 30, 2013	362,500	$2.36
Shares granted	200,000	2.25
Outstanding at December 31, 2013	562,500	2.32
Vested but unissued at December 31, 2013	2,500	1.68
No tax benefit was recognized in the condensed consolidated statements of operations related to share-based compensation for the six months ended December 31, 2013 and 2012. No share-based compensation was capitalized for the six months ended December 31, 2013 and 2012.
Stock Appreciation Rights

The Company, from time to time, enters into separate share-based payment arrangements with certain key employees and executive officers. The number of shares to be received under these awards ultimately depends on the appreciation in the Company’s common stock over a specified period of time, generally three years. At the end of the stated appreciation period, the number of shares of common stock issued will be equal in value to the appreciation in the shares of the Company’s common stock, as measured from the stocks closing price on the date of grant to the average price in the last month of the third year of vesting. As of December 31, 2013 and June 30, 2013, there were 37,500 stock appreciation rights outstanding with an exercise price of $12.06. At December 31, 2013 and June 30, 2013, there was no intrinsic value associated with these arrangements. The Company recorded the awards as a component of equity using the Black-Scholes valuation model. These awards are amortized on a straight-line basis over the vesting period. For the six months ended December 31, 2013 and 2012, the Company recognized no pre-tax compensation expense related to these grants. There is no remaining compensation expense that will be recorded for these awards.
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

16.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company's operations are organized under two business segments - Trading and Collectibles (Note 1).

	Three Months Ended		Six Months Ended
in thousands	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Revenue:
Trading	$1,484,083	$1,688,625	2,976,196	3,302,240
Collectibles:
Numismatics	24,738	47,006	67,027	97,592
Wine	695	658	1,093	1,324
Total Collectibles	25,433	47,664	68,120	98,916
Total revenue	$1,509,516	$1,736,289	$3,044,316	$3,401,156

in thousands	Three Months Ended		Six Months Ended
Revenue by geographic region (as determined by location of subsidiaries):	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

United States	$1,411,747	$1,663,034	$2,869,055	$3,216,702
Europe	97,769	73,255	175,261	184,454
Total revenue	$1,509,516	$1,736,289	$3,044,316	$3,401,156

in thousands	Three Months Ended		Six Months Ended
Revenue by geographic region - Trading:	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

United States	$1,251,736	$1,366,401	$2,548,270	$2,804,778
Europe	121,760	72,002	192,064	125,030
North America, excluding United States	100,502	166,377	177,268	265,860
Asia Pacific	9,206	82,744	56,533	105,224
Africa	—	—	—	3
Australia	879	1,044	2,029	1,288
South America	—	57	32	57
Total revenue - Trading	$1,484,083	$1,688,625	$2,976,196	$3,302,240

in thousands	Three Months Ended		Six Months Ended
Consolidated income(loss) from continuing operations before taxes:	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Trading	$3,319	$4,821	$7,186	$8,086
Collectibles	(1,315)	(2,372)	(914)	(3,096)
Corporate expenses	(4,829)	(1,926)	(7,482)	(5,134)
Total consolidated income (loss) from continuing operations before taxes	$(2,825)	$523	$(1,210)	$(144)

in thousands	Three Months Ended		Six Months Ended
Depreciation and amortization:	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Trading	$223	$200	$443	$397
Collectibles	234	271	468	497
Corporate	122	97	225	179
Total depreciation and amortization	$579	$568	$1,136	$1,073

in thousands	December 31, 2013	June 30, 2013
Inventories by segment/geographic region:
Trading:
United States	$147,192	$148,336
Europe	9,774	9,504
North America, excluding United States	2,471	4,423
Asia	592	115
Total Trading	160,029	162,378
Collectibles:
United States	22,601	25,875
Total Collectibles	22,601	25,875
Total inventories	$182,630	$188,253

in thousands	December 31, 2013	June 30, 2013
Total assets by segment/geographic region:
Trading:
United States	$251,436	$264,043
Europe	3,208	2,473
Total Trading	254,644	266,516
Collectibles:
United States	64,464	86,460
Europe	182	275
Total Collectibles	64,646	86,735
Corporate and other	29,351	18,124
Total assets	$348,641	$371,375

in thousands	December 31, 2013	June 30, 2013
Total long term assets by segment/geographic region:
Trading:
United States	$9,014	$9,201
Europe	98	90
Total Trading	9,112	9,291
Collectibles:
United States	4,559	4,983
Europe	12	22
Total Collectibles	4,571	5,005
Corporate and other	16,795	17,194
Total long term assets	$30,478	$31,490

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

As of December 31, 2013 and June 30, 2013, the components of accumulated other comprehensive income are as follows:

in thousands	December 31, 2013	June 30, 2013

Foreign currency translation gain, net of tax	$6,605	$7,628
Sale of stamps division - European operations	—	(1,023)
Accumulated other comprehensive income	$6,605	$6,605

18.	FAIR VALUE MEASUREMENTS

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

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013, aggregated by the level in the fair value hierarchy within which the measurements fall:

Assets and Liabilities Measured at Fair Value on a Recurring Basis

	December 31, 2013
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$160,029	$—	$—	$160,029
Derivative assets — futures contracts	10,921	—	—	10,921
Derivative assets — forward contracts	4,933	—	—	4,933
Total assets valued at fair value:	$175,883	$—	$—	$175,883
Liabilities:
Liability on borrowed metals	$(11,226)	$—	$—	$(11,226)
Obligation under product financing arrangement	(25,506)	—	—	(25,506)
Liability on margin accounts	(6,469)	—	—	(6,469)
Derivative liabilities — open sales and purchase commitments	(32,027)	—	—	(32,027)
Total liabilities valued at fair value	$(75,228)	$—	$—	$(75,228)

	June 30, 2013
	Quoted Price in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
in thousands	(Level 1)	(Level 2)	(Level 3)	Total Balance
Assets:
Commodities	$162,378	$—	$—	$162,378
Derivative assets — futures contracts	15,536	—	—	15,536
Derivative assets — forward contracts	471	—	—	471
Total assets valued at fair value:	$178,385	$—	$—	$178,385
Liabilities:
Liability on borrowed metals	$(20,117)	$—	$—	$(20,117)
Obligation under product financing arrangement	(38,554)	—	—	(38,554)
Liability on margin accounts	(6,636)	—	—	(6,636)
Derivative liabilities — open sales and purchase commitments	(30,113)	—	—	(30,113)
Total liabilities valued at fair value	$(95,420)	$—	$—	$(95,420)

There were no transfers in or out of Level 3 during the three months ended December 31, 2013 and 2012. The following is a description of the valuation methodologies used for instruments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy:

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

Assets Measured at Fair Value on a Non-Recurring Basis
The Company's goodwill and other purchased intangible assets are measured at fair value on a non-recurring basis. These assets are measured at cost but are written down to fair value if they are impaired. As of December 31, 2013, there were no indications present that the Company's goodwill or other purchased intangibles were impaired, and therefore were not measured at fair value. There were no gains or losses recognized in earnings associated with the above purchased intangibles during the three months ended December 31, 2013 and 2012.

Fair Value of Financial Instruments
The Company estimates the fair value of financial instruments that are not required to be carried in the condensed consolidated balance sheets at fair value on either a recurring or non-recurring basis as follows:

	December 31, 2013		June 30, 2013
(in thousands)	Carrying amount	Fair value	Carrying amount	Fair value	Level in fair value hierarchy

Cash and cash equivalents	$16,918	$16,918	$23,643	$23,643	1
Restricted cash	577	577	602	602	1
Receivables and secured loans	101,538	101,538	109,696	109,696	2
Accounts receivable and consignor advances	7,083	7,083	12,347	12,347	2
Accounts payable and consignor payables	88,438	88,438	95,839	95,839	2
Lines of credit	111,135	111,135	100,857	100,857	2
Notes payable	10,684	10,684	10,837	10,837	2

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

19. EARNINGS PER SHARE
Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share utilizing the treasury stock method, adjusts the weighted average number of common shares for common stock issuable upon exercise of stock options and other commitments to issue common stock in periods in which they have a dilutive effect, and when the stock award's exercise price is lower than the Company's average share price for the period. Since the Company incurred a net loss for the three and six months ended December 31, 2013, basic and diluted earnings per share were the same. For the three and six months ended December 31, 2013, diluted earnings per share were the same because the inclusion of 1,725,000 potential common shares, related to 1,125,000 outstanding stock options, 562,500 restricted stock units and 37,500 stock appreciation rights ("SARS"), in the computation of net loss per share would have been anti-dilutive. For the three months ended December 31, 2012, diluted earnings per share include the impact of 206,416 dilutive shares of unvested restricted stock units. For the three months ended December 31, 2012, the Company excluded options to purchase 1,139,500 shares of common stock, 296,585 shares of unvested restricted stock and 37,500 SARS because inclusion would be anti-dilutive. For the six months ended December 31, 2012, basic and diluted loss per share were the same because the inclusion of 1,682,501 potential common shares, related to 1,139,500 outstanding stock options, 505,501 restricted stock units, and 37,500 stock appreciation rights in the computation of net loss per share would have been anti-dilutive.
A reconciliation of shares used in calculating basic and diluted earnings per common shares follows. There is no dilutive effect of SAR's as such obligations are not settled and were out of the money for the three and six months ended December 31, 2013 and 2012.

A reconciliation of basic and diluted shares is as follows:

	Three Months Ended		Six Months Ended
in thousands	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012

Basic weighted average shares outstanding (1)	30,917	30,628	30,918	31,706
Effect of common stock equivalents — stock options and stock issuable under employee compensation plans	—	207	—	—
Diluted weighted average shares outstanding	30,917	30,835	30,918	31,706

(1)	Basic weighted average shares outstanding include the effect of vested but unissued restricted stock grants (see note 15).

20. SUBSEQUENT EVENTS
On February 12, 2014, the Board of Directors of the Company formally declared the distribution of shares of common stock of A-Mark, its wholly owned subsidiary. The distribution will complete the spinoff of A-Mark from the Company. Following the distribution, A-Mark will be a publicly traded company independent from SGI. The distribution will be made on or about February 28, 2014 (the "Distribution Date") to SGI stockholders of record as of 5:00 p.m., Eastern Time, on February 12, 2014 (the "Record Date").

On the Distribution Date, SGI will distribute all of the shares of A-Mark common stock to SGI stockholders. Each SGI stockholder will receive one share of A-Mark common stock for each four shares of SGI common stock held on the Record Date. It is expected that on the first trading day after the Distribution Date, March 3, 2014, A-Mark’s shares of common stock will commence trading on the NASDAQ Global Select Market under the symbol "AMRK." Up to and including the distribution date, the SGI common stock will trade on the “regular-way” market; that is, with an entitlement to shares of A-Mark common stock distributed pursuant to the distribution. SGI common stock will not trade on an ex-distribution market; that is, without an entitlement to shares of A-Mark common stock distributed pursuant to the distribution.

Fractional shares of A-Mark common stock will not be distributed. Instead, the distribution agent will aggregate fractional shares into whole shares, sell the whole shares in the open market at prevailing rates and distribute the net cash from proceeds from the sales pro rata to each holder who would otherwise have been entitled to receive a fractional share. SGI has received an opinion of counsel to the effect that the spinoff will be tax-free to SGI shareholders for U.S. federal income tax purposes, except for any cash received in lieu of fractional shares.

Based on the 31,126,789 shares of SGI common stock outstanding on Record Date, approximately 7,781,697 of shares of A-Mark common stock will be distributed, subject to the treatment of fractional shares.

SGI stockholders are not required to take any action to receive A-Mark common stock in the distribution, and they will not be required to surrender or exchange their SGI shares. The distribution will be made in book-entry form.

A-Mark has filed with the Securities and Exchange Commission (the “SEC”) a registration statement on Form S-1 relating to the distribution, which was declared effective by the SEC on February 11, 2014.

Following the Distribution Date, SGI intends to reduce the number of record holders of its common stock to fewer than 300 through a 1-for-1,000 reverse stock split and to terminate the registration of its common stock under the Securities Exchange Act, with the result that SGI will no longer be required to file periodic and other reports with the SEC. If the reverse stock split is consummated, stockholders of record who hold fewer than 1,000 shares of common stock before the reverse stock split will receive a cash payment of $0.65 per pre-reverse stock split share in lieu of receiving a fractional post-reverse stock split share. It is expected that SGI common stock will be quoted on the OTC Pink market under the symbol “SPGZ” following the deregistration of its shares under the Securities Exchange Act.  SGI intends to schedule a special meeting of SGI stockholders to approve an amendment to its certificate of incorporation for the purpose of effecting the reverse split.  There is no assurance that the reverse split will be consummated.

Also on February 12, 2014, the Board of Directors of A-Mark declared a dividend to SGI in the amount of $5 million. The dividend will be paid prior to the Distribution Date.

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

•
Results of operations. This section provides an analysis of our results of operations presented in the accompanying condensed consolidated statements of operations by comparing the results for the three and six months ended December 31, 2013 and 2012.

•
Financial condition and liquidity and capital resources. This section provides an analysis of our cash flows, as well as a discussion of our outstanding debt that existed as of December 31, 2013. Included in the discussion of outstanding debt is a discussion of the amount of financial capacity available to fund our future commitments, as well as a discussion of other financing arrangements.

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

For the three months ended December 31, 2013, our Trading and Collectibles segments represented $1.48 billion, or 98.3%, and $25.4 million, or 1.7%, of our total revenues of $1.51 billion, and achieved $3.3 million and $(2.5) million, respectively, in operating income (loss), contributing to total operating income (loss) of $(3.3) million after corporate expenses of $4.2 million. For the three months ended December 31, 2012, our Trading and Collectibles segments represented $1.69 billion, or 97.3%, and $47.7 million, or 2.7%, of our total revenues of $1.74 billion, and achieved $3.6 million and $(0.9) million, respectively, in operating income (loss), contributing to total operating income of $0.1 million.

For the six months ended December 31, 2013, our Trading and Collectibles segments represented $2.98 billion, or 97.8%, and $68.1 million, or 2.2%, of our total revenues of $3.04 billion, and achieved $6.7 million and $(2.1) million, respectively, in operating income (loss), contributing to total operating income (loss) of $(2.2) million after corporate expenses of $(6.8) million. For the six months ended December 31, 2012, our Trading and Collectibles segments represented $3.30 billion, or 97.1%, and $98.9 million, or 2.9%, of our total revenues of $3.40 billion, and achieved $5.8 million and $(1.7) million, respectively, in operating income (loss), contributing to total operating loss of $(1.1) million.

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

RESULTS OF OPERATIONS
Overview of Results of Operations for the Three and Six Months Ended December 31, 2013 and 2012
Condensed Consolidated Results of Operations

The operating results of our business for the three months ended December 31, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$1,509,516	100.0%	$1,736,289	100.0%	$(226,773)	(13.1)%
Gross profit	11,408	0.8%	11,459	0.7%	(51)	(0.4)%
General and administrative expenses	7,311	0.5%	5,105	0.3%	2,206	43.2%
M.F. Global, Inc. loss provision	—	—%	(711)	—%	711	NM
Salaries and wages	6,796	0.5%	6,383	0.4%	413	6.5%
Depreciation and amortization	579	—%	568	—%	11	1.9%
Operating income (loss)	(3,278)	(0.2)%	114	—%	(3,392)	NM
Interest income	1,483	0.1%	2,464	0.1%	(981)	(39.8)%
Interest expense	(1,065)	(0.1)%	(1,331)	(0.1)%	(266)	(20.0)%
Other income, net	19	—%	83	—%	(64)	(77.1)%
Unrealized gain (loss) on foreign exchange	16	—%	(807)	—%	823	102.0%
Income (loss) from continuing operations before provision for income taxes	(2,825)	(0.2)%	523	—%	(3,348)	(640.2)%
Provision for income taxes	1,515	0.1%	1,062	0.1%	453	42.7%
Loss from continuing operations	(4,340)	(0.3)%	(539)	—%	(3,801)	(705.2)%
Loss from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	—	—%	—	—%	—	—%
Net loss	(4,340)	(0.3)%	(539)	—%	(3,801)	(705.2)%
Less: net loss (income) attributable to the non-controlling interests	(62)	—%	699	—%	(761)	(108.9)%
Net income (loss) attributable to Spectrum Group International, Inc.	$(4,402)	(0.3)%	$160	—%	$(4,562)	NM

NM = Not Meaningful

	Three Months Ended December 31,
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:	2013	2012	Increase / (decrease)	% of Increase / (decrease)
Basic - continuing operations	$(0.14)	$0.01	$(0.15)	NM
Basic - discontinued operations	$—	$—	$—	—%
Diluted - continuing operations	$(0.14)	$0.01	$(0.15)	NM
Diluted - discontinuing operations	$—	$—	$—	—%
Basic - net income (loss)	$(0.14)	$0.01	$(0.15)	NM
Diluted - net income (loss)	$(0.14)	$0.01	$(0.15)	NM

Weighted average shares outstanding (in thousands):
Basic	30,917	30,628
Diluted	30,917	30,835

The operating results of our business for the six months ended December 31, 2013 and 2012 are as follows:

	2013		2012			$	%
in thousands	$	% of revenue	$		% of revenue	Increase/(decrease)	Increase/(decrease)
Revenue	$3,044,316	100.0%	$3,401,156		100.0%	$(356,840)	(10.5)%
Gross profit	24,737	0.8%	21,639		0.6%	3,098	14.3%
General and administrative expenses	12,708	0.4%	10,233		0.3%	2,475	24.2%
M.F. Global, Inc. loss provision	—	—%	(711)		—%	711	NM
Salaries and wages	13,065	0.4%	12,167	12,167	0.4%	898	7.4%
Depreciation and amortization	1,136	—%	1,073		—%	63	5.9%
Operating loss	(2,172)	(0.1)%	(1,123)		—%	(1,049)	(93.4)%
Interest income	3,117	0.1%	4,652		0.1%	(1,535)	(33.0)%
Interest expense	(2,264)	(0.1)%	(2,413)		(0.1)%	(149)	(6.2)%
Other income, net	68	—%	222		—%	(154)	(69.4)%
Unrealized gain (loss) on foreign exchange	41	—%	(1,482)		—%	1,523	(102.8)%
Loss from continuing operations before provision for income taxes	(1,210)	—%	(144)		—%	(1,066)	(740.3)%
Provision for income taxes	2,215	0.1%	1,170		—%	1,045	89.3%
Loss from continuing operations	(3,425)	(0.1)%	(1,314)		—%	(2,111)	(160.7)%
Loss from discontinued operations, net of tax, attributable to Spectrum Group International, Inc.	—	—%	(663)		—%	663	(100.0)%
Net loss	(3,425)	(0.1)%	(1,977)		(0.1)%	(1,448)	(73.2)%
Less: net loss (income) attributable to the non-controlling interests	(21)	—%	615		—%	(636)	(103.4)%
Net loss attributable to Spectrum Group International, Inc.	$(3,446)	(0.1)%	$(1,362)		—%	$(2,084)	(153.0)%

NM = Not Meaningful

	Six Months Ended December 31,
Basic and diluted income (loss) per share attributable to Spectrum Group International, Inc.:	2013	2012	Increase / (decrease)	% of Increase / (decrease)
Basic - continuing operations	$(0.11)	$(0.02)	$(0.09)	(450.0)%
Basic - discontinued operations	$—	$(0.02)	$0.02	100.0%
Diluted - continuing operations	$(0.11)	$(0.02)	$(0.09)	(450.0)%
Diluted - discontinuing operations	$—	$(0.02)	$0.02	100.0%
Basic - net income (loss)	$(0.11)	$(0.04)	$(0.07)	(175.0)%
Diluted - net income (loss)	$(0.11)	$(0.04)	$(0.07)	(175.0)%

Weighted average shares outstanding (in thousands):
Basic	30,918	31,706
Diluted	30,918	31,706

Revenues and Gross Profit
Revenues for the three months ended December 31, 2013 decreased $226.8 million, or 13.1%, to $1.51 billion from $1.74 billion in 2012. Revenues for the six months ended December 31, 2013 decreased $356.8 million, or 10.5%, to $3.04 billion from $3.40 billion in 2012. Our Trading segment revenues decreased $204.5 million, or 12.1%, for the three months ended December 31, 2013 and decreased $326.0 million, or 9.9%, for the six months ended December 31, 2013. Our Collectibles segment revenues decreased $22.2 million, or 46.6%, for the three months ended December 31, 2013 and decreased $30.8 million, or 31.1%, for the six months ended December 31, 2013. For further information regarding our revenues please refer to the discussions regarding our Trading and Collectible segments below.

Our gross profit for the three months ended December 31, 2013 decreased $0.1 million, or 0.4%, to $11.4 million, or a gross profit margin of
0.8%, from $11.5 million, or a gross profit margin of 0.7% in 2012. We experienced an increase in gross profit of $1.5 million, or 23.2%, to
$8.0 million, or a gross profit margin of 0.5%, in our Trading segment, while our Collectibles segment gross profit decreased by $1.6 million, or 31.6%, to $3.4 million, or a gross profit margin of 13.3%, for the three months ended December 31, 2013. Our gross profit for the six months ended December 31, 2013 increased $3.1 million, or 14.3%, to $24.7 million, or a gross profit margin of 0.8%, from $21.6 million, or a gross profit margin of 0.6% in 2012. For a further discussion regarding gross profit and gross profit margins please refer to the discussions regarding our Trading and Collectibles segments, below.
Operating Expenses
General and administrative expenses increased $2.2 million, or 43.2%, to $7.3 million in the three months ended December 31, 2013 from $5.1 million in 2012. For the six months ended December 31, 2013 general and administrative expenses increased $2.5 million, or 24.2%, to $12.7 million from $10.2 million in 2012. The increase in both periods is primarily attributable to additional professional fees and outside consultant expenses incurred in connection with our proposed spin-off transaction, as disclosed in Note 20 of this Form 10-Q as well as IT costs incurred in the period to implement a new ERP system.
Salaries and wages increased $0.4 million, or 6.5%, to $6.8 million in the three months ended December 31, 2013 from $6.4 million in 2012. For the six months ended December 31, 2013, salaries and wages expenses increased $0.9 million, or 7.4%, to $13.1 million from $12.2 million in 2012. The increase in salaries and wages was primarily the result of additional overtime costs incurred during the transition to a new ERP system and overtime incurred related to the consolidation of the coin companies during the period.
Depreciation and amortization expense was comparable at $0.6 million for the three months ended December 31, 2013 from $0.6 million for the three months ended December 31, 2012. For the six months ended December 31, 2013, depreciation and amortization expense was $1.1 million compared to $1.1 million in 2012.
Interest Income
Interest income decreased $1.0 million, or 39.8%, to $1.5 million for the three months ended December 31, 2013 from $2.5 million in 2012. For the six months ended December 31, 2013, interest income decreased $1.5 million, or 33.0%, to $3.1 million from $4.7 million in 2012. The decreases were primarily due to decreases in our Trading segment's financing and liquidity service business.
Interest Expense
Interest expense for the three months ended December 31, 2013 decreased $266,000, or 20.0% to $1.1 million from $1.3 million in 2012. For the six months ended December 31, 2013, interest expense decreased $149,000, or 6.2% to $2.3 million from $2.4 million in 2012. The decrease was related primarily to usage of our Trading segment's line of credit (the “Trading Facility”) as well as our Collectibles line of credit (the “Collectibles

Facility”) and promissory note related to our minority interest repurchase of Stacks, LLC. Both our Trading and Collectibles segment utilize their lines of credit extensively for working capital requirements.
Net Other Income
Net other income for the three months ended December 31, 2013 decreased by $64,000 to $19,000 from $83,000 in 2012. For the six months ended December 31, 2013, net other income decreased by $154,000 to $68,000 from $222,000 in 2012.
Provision for Income Taxes
Our provision for income taxes on continuing operations was approximately $1.5 million and $1.06 million for the three months ended December 31, 2013 and 2012, respectively. Our effective tax rate was approximately (226.3%) and 203.1% for the three months ended December 31, 2013 and 2012, respectively. Our provision for income taxes on continuing operations was approximately $2.2 million and $1.2 million for the six months ended December 31, 2013 and 2012, respectively. The primary difference in the tax provision from December 31, 2012 to December 31, 2013 is the result of withholding tax of $3.1 million on the dividend from a foreign subsidiary which, relative to the second quarter pre-tax book loss, reduces the rate of the total tax benefit recognized and increases the total tax expense recognized in the current quarter. Our effective tax rate was approximately (183.1%) and (809.4%) for the six months ended December 31, 2013 and 2012, respectively. Our effective tax rate differs from the federal statutory rate due to permanent adjustments for nondeductible items, state taxes and foreign tax rate differentials. The primary difference in the effective tax rate between the six months ended December 31, 2013 and 2012 is the result of the Company recording discreet adjustments to tax expense as a result of a change in tax law that impacted the valuation of state deferred tax assets and the accrual of an uncertain tax position related to foreign income taxes in the six months ended December 31, 2012. This impact was partially offset by the recording of the withholding tax of $3.1 million as discussed above in the six months ended December 31, 2013. In addition, the U.S. rate is significantly higher than expected due to an increase in permanent differences caused by non-deductible transaction costs.

Our projected annual effective tax rate for the fiscal year ending June 30, 2014 is 53.1% compared to an actual rate of 34.1% for the fiscal year ended June 30, 2013. The primary difference in the projected annual effective tax rate from June 30, 2014 to actual rate at June 30, 2013 is the result of the write off of the deferred tax liability related to foreign currency translation differences during the year ended June 30, 2013. This write off had a beneficial rate impact on the June 30, 2013 tax year that is not expected to recur in the year ending June 30, 2014.
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
Non-controlling Interests
Net loss (income) attributable to non-controlling interests changed to net (income) attributable to non-controlling interests of $(62,000) for the three months ended December 31, 2013 compared to net loss attributable to non-controlling interests of $699,000 in 2012. For the six months ended December 31, 2013, net loss (income) attributable to non-controlling interests changed to net (income) of $(21,000) from net loss of $615,000 in 2012. The share of net loss attributable to non-controlling interests for the three and six months ended December 31, 2012 was primarily related to the 49% non-controlling interest in SBN. This 49% non-controlling interest was acquired by the Company effective April 1, 2013 and accordingly is not represented in net loss (income) attributable to non-controlling interests for the three and six months ended December 31, 2013. Share of net (income) attributable to non-controlling interests for the three and six months ended December 31, 2013 primarily represents the share of net (income) attributable to the 60% interest in SWA.
Net Income (Loss) Attributable to SGI
Net loss attributable to SGI increased $(4.6) million, to $(4.4) million in the three months ended December 31, 2013 from a net income of $0.2 million in 2012. For the six months ended December 31, 2013, net loss attributable to SGI increased $(2.1) million, or 153.0%, to $(3.4) million from $(1.4) million in 2012. The increase in net loss for the three months ended December 31, 2013 is due primarily to decreased operating income in our Collectibles segment of $1.5 million and increases in corporate operating expenses of $1.6 million. The increase in net loss for the six months ended December 31, 2013 is due primarily to increases in corporate operating expenses of $1.6 million and reduced interest income of $1.5 million.
Earnings (Loss) per Share
Basic earnings (loss) per share from continuing operations for the three months ended December 31, 2013, decreased $0.15 to $(0.14) from $0.01 in 2012, and diluted earnings per share from continuing operations decreased $0.15 to $(0.14) from $0.01 in 2012. For the six months ended December 31, 2013, basic earnings per share from continuing operations decreased $0.09 to $(0.11) from a loss of $(0.02) while diluted earnings per share from continuing operations decreased by $0.09 to $(0.11) from a loss of $(0.02) in 2012. The change in both basic and diluted earnings per share was primarily due to the increase in our net loss from the factors mentioned above.

Trading Operations
The operating results of our Trading segment for the three months ended December 31, 2013 and 2012 are as follows:

	2013		2012		$	%
In thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$1,484,083	100.0%	$1,688,625	100.0%	$(204,542)	(12.1)%
Gross profit	8,025	0.5	6,512	0.4	1,513	23.2
General and administrative expenses	1,745	0.1	948	0.1	797	84.1
M.F. Global, Inc. loss provision	—	—	(711)	—	711	—
Salaries and wages	2,715	0.2	2,456	0.1	259	10.5
Depreciation and amortization	222	—	200	—	22	11.0
Operating income	$3,343	0.2%	$3,619	0.2%	$(276)	(7.6)%

The operating results of our Trading segment for the six months ended December 31, 2013 and 2012 are as follows:

	2013		2012		$	%
In thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Trading revenues	$2,976,196	100.0%	$3,302,240	100.0%	$(326,044)	(9.9)%
Gross profit	15,198	0.5	11,676	0.4	3,522	30.2
General and administrative expenses	2,912	0.1	1,747	0.1	1,165	66.7
M.F. Global, Inc. loss provision	—	—	(711)	—	711	—
Salaries and wages	5,177	0.2	4,457	0.1	720	16.2
Depreciation and amortization	443	—	397	—	46	11.6
Operating income	$6,666	0.2%	$5,786	0.2%	$880	15.2%

Trading Revenues
Our Trading segment revenues decreased $204.5 million, or 12.1%, to $1.48 billion for the three months ended December 31, 2013 from $1.69 billion in 2012. For the six months ended December 31, 2013, our Trading segment revenues decreased $326.0 million, or 9.9%, to $2.98 billion from $3.30 billion in 2012. Our trading business has decreased primarily due to a decline in the commodity price for gold and silver, resulting in a decrease in ounces of gold sold offset by an increase in silver ounces sold during the three and six months ended December 31, 2013 compared to 2012.
Gross Profit
Gross profit in our Trading segment for the three months ended December 31, 2013 increased by $1.5 million, or 23.2%, to $8.0 million from $6.5 million in 2012. For the six months ended December 31, 2013, gross profit in our Trading segment increased by $3.5 million, or 30.2% to $15.2 million from $11.7 million in 2012. The increase during the three and six months ended December 31, 2013 is attributable to higher demand for silver products and more favorable impact on spreads during both periods.
General and Administrative Expenses
General and administrative expenses in our Trading segment increased $0.8 million, or 84.1%, to $1.7 million in the three months ended December 31, 2013 from $0.9 million in 2012. For the six months ended December 31, 2013, general and administrative expenses in our Trading segment increased $1.2 million, or 66.7%, to $2.9 million from $1.7 million in 2012. The increase is primarily due to recruiting and retention fees incurred during the period related to the addition of a key employee and a write-down in miscellaneous receivables.
M.F. Global, Inc. Loss Provision
During the second quarter of fiscal 2012, we recorded a $2.1 million reserve for a potential shortfall in our commodities accounts with M.F. Global, Inc. The account was settled in the second quarter of fiscal 2013, which resulted in a net gain of $0.7 million. Refer to note 5 to the accompanying condensed consolidated financial statements for further information
Salaries and Wages
Salaries and wages in our Trading segment increased $0.3 million, or 10.5%, to $2.7 million for the three months ended December 31, 2013, from $2.5 million in 2012. Salaries and wages in our Trading segment increased $0.7 million, or 16.2%, to $5.2 million for the six months ended

December 31, 2013, from $4.5 million in 2012. The increase in salaries and wages was primarily the result of higher levels of discretionary based compensation expense and new hiring compared to the prior year quarter.
Depreciation and Amortization
Depreciation and amortization in our Trading segment for the three and six months ended December 31, 2013 was comparable to the same period in 2012.
Collectibles Operations
The revenues in our operations by collectible type for the three months ended December 31, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$25,433	100.0%	$47,664	100.0%	$(22,231)	(46.6)%
Revenues by Collectible Type:
Numismatics	$24,738	97.3%	$47,006	98.6%	$(22,268)	(47.4)%
Wine	695	2.7	658	1.4	37	5.6
	$25,433	100.0%	$47,664	100.0%	$(22,231)	(46.6)%

The revenues in our operations by collectible type for the six months ended December 31, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenues	$68,120	100.0%	$98,916	100.0%	$(30,796)	(31.1)%
Revenues by Collectible Type:
Numismatics	$67,027	98.4%	$97,592	98.7%	$(30,565)	(31.3)%
Wine	1,093	1.6	1,324	1.3	(231)	(17.4)
	$68,120	100.0%	$98,916	100.0%	$(30,796)	(31.1)%

Collectibles Revenue
Our Collectible segment revenues decreased by $22.2 million, or 46.6%, to $25.4 million in the three months ended December 31, 2013 from $47.7 million in 2012. This decrease is due primarily to lower numismatic demand this period compared to the prior period. Numismatic sales decreased $22.3 million, or 47.4% to $24.7 million for the three months ended December 31, 2013 from $47.0 million in 2012. Our numismatic business experienced weaker sales in the three months ended December 31, 2013 compared to 2012, which was due in part to lower overall hammer prices at auction impacting our commissions. Additionally, our wine revenues increased by $37,000 or 5.6% for the three months ended December 31, 2013 compared to 2012.

For the six months ended December 31, 2013, our Collectible segment revenues decreased by $30.8 million, or 31.1% , to $68.1 million from $98.9 million in 2012. This decreased is due primarily to lower numismatic demand this period compared to the prior period. Numismatic sales decreased $30.6 million, or 31.3% to $67.0 million for the six months ended December 31, 2013 from $97.6 million in 2012. Additionally, our wine revenues decreased by $231,000 or 17.4% for the six months ended December 31, 2013 compared to 2012.
The operating results of our Collectibles segment for the three months ended December 31, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$25,433	100.0%	$47,664	100.0%	$(22,231)	(46.6)%
Gross profit	3,383	13.3	4,947	10.4	(1,564)	(31.6)
General and administrative expenses	2,618	10.3	2,618	5.5	—	—
Salaries and wages	2,994	11.8	2,997	6.3	(3)	(0.1)
Depreciation and amortization	234	0.9	271	0.6	(37)	(13.7)
Operating income	$(2,463)	(9.7)%	$(939)	(2.0)%	$(1,524)	(162.3)%

The operating results of our Collectibles segment for the six months ended December 31, 2013 and 2012 are as follows:

	2013		2012		$	%
in thousands	$	% of revenue	$	% of revenue	Increase/(decrease)	Increase/(decrease)
Collectibles revenue	$68,120	100.0%	$98,916	100.0%	$(30,796)	(31.1)%
Gross profit	9,539	14.0	9,963	10.1	(424)	(4.3)
General and administrative expenses	5,321	7.8	5,393	5.5	(72)	(1.3)
Salaries and wages	5,830	8.6	5,784	5.8	46	0.8
Depreciation and amortization	468	0.7	497	0.5	(29)	(5.8)
Operating income	$(2,080)	(3.1)%	$(1,711)	(1.7)%	$(369)	(21.6)%
Gross Profit
Gross profit in our Collectibles segment for the three months ended December 31, 2013 decreased $1.6 million, or 31.6% to $3.4 million from $4.9 million in 2012. The decrease is due primarily to lower sales during the second quarter of fiscal 2014 which was partially offset by the sale of higher margin numismatic materials in the second quarter of fiscal 2014 as compared to 2013 resulting in higher margins for the quarter. For the six months ended December 31, 2013, gross profit in our Collectible segment decreased $0.4 million, or 4.3% to $9.5 million from $10.0 million in 2012. This decrease in both the three and six months ended December 31, 2013 is due primarily to lower numismatic demand this period compared to the prior period. Numismatic sales decreased $22.3 million, or 47.4% to $24.7 million for the three months ended December 31, 2013 from $47.0 million in 2012 and decreased $30.6 million or 31.3% to $67.0 million for the six months ended December 31, 2013 from $97.6 million in 2012. Our numismatic business experienced weaker sales in the three and six months ended December 31, 2013 compared to 2012, which was due in part to lower overall hammer prices at auction impacting our commissions. Additionally, our wine revenues increased by $37,000 or 5.6% for the three months ended December 31, 2013 compared to 2012 and decreased by $231,000 or 17.4% for the six months ended December 31, 2013 compared to 2012.
General and Administrative Expense
General and administrative expenses in our Collectibles segment was flat at $2.6 million for the three months ended December 31, 2013 compared to $2.6 million in 2012. For the six months ended December 31, 2013, general and administrative expenses in our Collectibles segment decreased $0.1 million, or 1.3%, to $5.3 million from $5.4 million in 2012. These decreases are mainly attributable to an effort to reduce general and administrative expenses, particularly outside consultants and travel.
Salaries and Wages
Salaries and wages in our Collectibles segment was flat at $3.0 million for the three months ended December 31, 2013 compared to $3.0 million in 2012. For the six months ended December 31, 2013, salaries and wages expense in our Collectibles segment was $5.8 million compared to $5.8 million in the prior period in 2012. The comparability in salaries and wages was primarily the result of similar headcount levels between the two periods.
Depreciation and Amortization
Depreciation and amortization in our Collectibles segment was comparable for the three and six months ended December 31, 2013 and 2012.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
The following summarizes cash flow components for the six months ended December 31, 2013 and 2012:

in thousands	2013	2012

Cash (used in) provided by operating activities — continuing operations	$(2,588)	$45,113
Cash used in operating activities — discontinued operations	—	(1,238)
Cash (used in) provided by operating activities	$(2,588)	$43,875
Cash (used in) provided by investing activities — continuing operations	$(1,064)	$2,207
Cash used in investing activities — discontinued operations	—	(22)
Cash (used in) provided by investing activities	$(1,064)	$2,185
Cash used in financing activities — continuing operations	$(3,073)	$(48,854)
Cash provided by financing activities — discontinued operations	—	—
Cash used in financing activities	$(3,073)	$(48,854)
Our principal capital requirements have been to fund (i) working capital, (ii) acquisitions and (iii) capital expenditures. Our working capital requirements fluctuate with market conditions, the availability of numismatic materials and the timing of our auctions.

Operating activities from continuing operations used $2.6 million in cash for the six months ended December 31, 2013 and provided $45.1 million in cash for the six months ended December 31, 2012, respectively. Primary sources of cash in our operating cash flows from continuing operations for the six months ended December 31, 2013 include the impact of $8.2 million related to changes in receivables and secured loans in our Trading operations, $5.3 million related to accounts receivable and consignor advances and $5.6 million related to inventory. This was partially offset by a use of cash for the six months ended December 31, 2013 of $10.8 million and $8.9 million related to accounts payable, consignor payables, accrued expenses and other liabilities and liabilities on borrowed metals,. Primary sources of cash in operating cash flows from continuing operations for the six months ended December 31, 2012 include $7.7 million related to changes in accounts payable, consignor payables, accrued expenses and other liabilities, the impact of $15.6 million related to changes in receivables and secured loans in our Trading operations and $11.3 million related to changes in inventory. Discontinued operations, from our Stamps division, used cash of $1.2 million for the six months ended December 31, 2012. The Stamps division was sold during the first quarter of fiscal 2013.
Our investing activities from continuing operations used cash in the six months ended December 31, 2013 of $1.1 million and provided cash of $2.2 million in the six months ended December 31, 2012. A primary use of cash in the six months ended December 31, 2013 was capital expenditures for property and equipment of $1.2 million. Cash flows provided by investing activities of $2.2 million million during the six months ended December 31, 2012 was primarily attributable to the divestiture of our Stamps division.
Our financing activities from continuing operations used $3.1 million for the six months ended December 31, 2013 and used $48.9 million for the six months ended December 31, 2012. We repaid $10.3 million under lines of credit for the six months ended December 31, 2013 compared to net repayments of $12.0 million in the six months ended December 31, 2012. Additionally, during the six months ended December 31, 2013, we repaid $13.0 million via our obligation under product financing arrangement in our Trading operations. During the six months ended December 31, 2012, we also issued common stock for $25.2 million, repurchased and retired common stock from Afinsa and Auctentia for $51.2 million, and repaid $10.8 million of our obligation under product financing arrangement in our Trading operations.

Liability on Borrowed Metals
We borrow precious metals from its suppliers under short-term arrangements which bear interest at a designated rate. Amounts under these arrangements are due at maturity and require repayment either in the form of precious metals or cash. Our inventories included borrowed metals with market values totaling $11.2 million and $20.1 million at December 31, 2013 and at June 30, 2013, respectively.

Obligation Under Product Financing Agreement

A-Mark entered into an agreement for the sale of gold and silver at a fixed price to a third party. This inventory is restricted under this agreement and we are allowed to repurchase this inventory at an agreed-upon price based on the spot price on the repurchase date. The third party charges monthly interest as a percentage of the market value of the outstanding obligation; such monthly charges are classified in interest expense. These transactions do not qualify as sales and therefore have been accounted for as financing arrangements and reflected in the consolidated balance sheet within the obligation under product financing arrangement. The obligation is stated at the amount required to repurchase the outstanding inventory. Both the obligation under product financing arrangement and the underlying inventory (which is entirely restricted) are carried at fair value, with changes in fair value included as component of cost of precious metals sold. Such obligation totaled $25.5 million and $38.6 million as of December 31, 2013 and June 30, 2013, respectively.
Lines of Credit
A-Mark's Trading Credit Facility is with a group of financial institutions under an inter-creditor agreement, which provides for lines of credit including a sub-facility for letters of credit up to the maximum of the credit facility. As of December 31, 2013, the maximum of the Trading Credit Facility was $170.0 million. A-Mark routinely uses the Trading Credit Facility to purchase metals from its suppliers and for operating cash flow purposes. Amounts under the Trading Credit Facility bear interest based on London Interbank Offered Rate (“LIBOR”) plus a margin. The One Month LIBOR rate was approximately 0.17% and 0.19% as of December 31, 2013 and June 30, 2013, respectively. Borrowings are due on demand and totaled $106.0 million and $95.0 million for lines of credit at December 31, 2013 and at June 30, 2013, respectively. Amounts borrowed under the Trading Credit Facility are secured by A-Mark’s receivables and inventories. The amounts available under the Trading Credit Facility are formula based and totaled $64.0 million and $66.0 million at December 31, 2013 and June 30, 2013, respectively. The Trading Credit Facility also limits A-Mark's ability to pay dividends to SGI. The Trading Credit Facility is cancelable by written notice from the financial institutions.
A-Mark’s Trading Credit Facility has certain restrictive financial covenants which require it and SGI to maintain a minimum tangible net worth, as defined, of $25.0 million and $50.0 million, respectively. A-Mark’s and SGI’s tangible net worth at December 31, 2013 were $44.6 million and $61.3 million, respectively. Our ability to pay dividends, if it were to elect to do so, could be limited as a result of these restrictions.

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

Separately, A-Mark has a line of credit with this lender totaling $20.0 million, which is a component of A-Mark's Trading Credit Facility. Total borrowing capacity between SNI and A-Mark cannot exceed $23.0 million with respect to this lender. As of December 31, 2013, the total amount borrowed with this lender was $23.0 million, which consisted of $18.0 million by A-Mark and $5.0 million by SNI. Amounts available for borrowing under this Collectible Credit Facility as of December 31, 2013 were $0.0 million. As of June 30, 2013, the total amount borrowed was $23.0 million, $5.0 million by SNI and $18.0 million by A-Mark.

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
Due to the nature of our global hedging strategy, we are not using hedge accounting as defined under ASC 815, Derivatives and Hedging. Gains or losses resulting from our futures and forward contracts are reported as unrealized gains or losses on commodity contracts with the related unrealized amounts due from or to counterparties reflected as a derivative asset or liability (see Notes 5, 7 and 10 to the accompanying condensed consolidated financial statements). Gains or losses resulting from the termination of hedge contracts are reported as realized gains or losses on commodity contracts. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and six months ended December 31, 2013 were $7.7 million and $(9.9) million, respectively. Realized and unrealized net gains (losses) on derivative instruments in the condensed consolidated statements of operations for the three and six months ended December 31, 2012 were $(28.4) million and $(8.2) million, respectively.
At December 31, 2013 and June 30, 2013, we had the following outstanding purchase and sale commitments:

(in thousands)	December 31, 2013	June 30, 2013

Purchase commitments	$391,320	$461,883
Sales commitments	(138,805)	(272,044)
Margin sale commitments	(15,765)	(13,651)
Open forward contracts	167,928	84,999
Open futures contracts	171,728	171,272
The contract amounts of these forward and futures contracts and the open purchase and sale orders are not reflected in the accompanying condensed consolidated balance sheets. The difference between the market price of the underlying metal or contract and the trade amount is recorded at fair value. Our open purchase and sales commitments generally settle within 2 business days, and for those commitments that do not have stated settlement dates, we have the right to settle the positions upon demand. Futures and forwards contracts open at December 31, 2013 are scheduled to settle within 30 days.
We are exposed to the risk of failure of the counter parties to our derivative contracts. Significant judgment is applied by us when evaluating the fair value implications. We regularly review the creditworthiness of our major counterparties and monitor our exposure to concentrations. At December 31, 2013, we believe our risk of counterparty default is mitigated based on our evaluation, the strong financial condition of our counterparties, and the short-term duration of these arrangements.

* * *

CRITICAL ACCOUNTING ESTIMATES
During the quarter ended December 31, 2013, there were no changes in the critical accounting policies or estimates that were described in Item 7 of our 2013 Annual Report. Readers of this report are urged to read that section of the 2013 Annual Report for a more complete understanding of our critical accounting policies and estimates.

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
Our principal executive officer and principal financial officer have also concluded that there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The Company operated with inadequate and insufficient accounting and finance resources to ensure timely and reliable financial reporting. As a result of this material weakness, the Company's management has concluded that, as of December 31, 2013, its internal control over financial reporting was not effective. To remediate this material weakness, during fiscal 2014, we intend to:

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

A stock repurchase plan was approved by the Board of Directors on February 8, 2013, and provided for repurchases of up to $5 million. The following table describes purchases by the Company of shares of its common stock which settled during each period set forth in the table. Purchases in column (c) were made pursuant to the Company's stock repurchase plan. The approximate dollar value of remaining shares that may be purchased under the stock repurchase plan of $4,593,815 remains open through August 8, 2014.

Issuers Purchases of Equity Securities

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may Yet be Purchased Under the Plans or Programs
October 1 to October 31, 2013	7,253	$1.81	—	$4,593,815
November 1 to November 30, 2013	—	$—	—	$4,593,815
December 1 to December 31, 2013	—	$—	—	$4,593,815
Total	7,253	$1.81	—

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Regulation S-K Exhibit Table Item No.	Description of Exhibit
2.1	Separation and Distribution Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc., dated February 12, 2014.
10.1	Amendment No. 1 to Employment Agreement, as amended and restated as of February 14, 2013, between Spectrum Group International, Inc. and Gregory N. Roberts.
10.2	Secondment Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc, dated February 12, 2014.
10.3	Tax Separation Agreement between Spectrum Group International, Inc. and A-Mark Precious Metals, Inc., dated February 12, 2014.
31.1	Certification by the Chief Executive Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer Under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Chief Executive Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification by Chief Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	February 14, 2014	SPECTRUM GROUP INTERNATIONAL, INC.
		By:	/s/ Gregory N. Roberts
			Name:	Gregory N. Roberts
			Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title(s)	Date

/s/ Gregory N. Roberts	President, Chief Executive Officer and Director	February 14, 2014
Gregory N. Roberts	(Principal Executive Officer)

/s/ Paul Soth	Chief Financial Officer and Executive Vice President	February 14, 2014
Paul Soth	(Principal Financial Officer)